Form 10-Q
period 2005-09-30
VISTAPRINT LTD
filed 2005-11-09
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 000-51539

VISTAPRINT LIMITED

(Exact Name of Registrant as Specified in its Charter)

Bermuda	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canon’s Court

22 Victoria Street

Hamilton, HM 12

Bermuda

(Address of Principal Executive Offices, Including Zip Code)

441-295-2244

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of November 2, 2005, there were outstanding 39,949,284 of the Registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	June 30, 2005
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,856	$26,402
Accounts receivable, net of allowances of $53 and $57 at September 30, 2005 and June 30, 2005, respectively	1,049	1,186
Receivable from underwriter, net IPO proceeds	61,380	—
Inventory	492	354
Deferred tax asset	789	947
Prepaid expenses and other current assets	1,277	2,021

Total current assets	91,843	30,910
Property, plant and equipment, net	32,111	29,913
Software and web site development costs, net	1,713	1,916
Patents	1,521	1,556
Deposits, image licenses and other noncurrent assets	1,666	1,691

Total assets	$128,854	$65,986

Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Trade accounts payable:
Mod-Pac Corporation	$—	$1,628
All other vendors	1,549	2,889
Accrued expenses	12,259	10,585
Deferred revenue	1,056	540
Current portion of long-term debt	1,688	1,281

Total current liabilities	16,552	16,923
Long-term debt	16,212	15,696
Commitments and contingencies
Series A redeemable convertible preferred shares, par value $0.001 per share, 0 and 11,000,000 shares authorized, 0 and 9,845,849 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively (aggregate liquidation preference of $0 and $14,080, respectively)	—	13,556
Series B redeemable convertible preferred shares, par value $0.001 per share, 0 and 13,008,515 shares authorized, 0 and 12,874,694 shares issued and outstanding at September 30, 2005 and June 30, 2005 (aggregate liquidation preference of $0 and $52,915, respectively)	—	57,880
Shareholders’ equity (deficit):
Common shares, par value $0.001 per share, 500,000,000 and 39,289,197 shares authorized at September 30, 2005 and June 30, 2005, respectively; 39,843,984 and 11,374,892 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	40	11
Additional paid-in capital	135,234	2,679
Accumulated deficit	(39,410)	(41,017)
Accumulated other comprehensive income	226	258

Total shareholders’ equity (deficit)	96,090	(38,069)

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$128,854	$65,986

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2005	2004
	(Unaudited)
	(in thousands, except share and per share data)
Revenue	$28,898	$17,861
Cost of revenue (1)	11,300	6,820
Technology and development expense (1)	2,976	2,504
Marketing and selling expense (1)	9,566	6,551
General and administrative expense (1)	1,661	1,219
Loss on contract termination	—	21,000

Income (loss) from operations	3,395	(20,233)
Other income (expenses), net	53	4
Interest expense	226	51

Income (loss) from operations before income taxes	3,222	(20,280)
Income tax provision	321	131

Net income (loss)	$2,901	$(20,411)

Net income (loss) attributable to common shareholders:
Basic	$557	$(21,339)
Diluted	$631	$(21,339)

Basic net income (loss) per share	$0.05	$(1.88)

Diluted net income (loss) per share	$0.04	$(1.88)

Weighted average common shares outstanding - basic	11,760,948	11,358,575

Weighted average common shares outstanding - diluted	14,317,076	11,358,575

(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2005	2004
	(Unaudited)
	(in thousands)
Cost of revenue	$—	$—
Technology and development expense	5	—
Marketing and selling expense	3	—
General and administrative expense	5	—

	$13	$—

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2005	2004
	(Unaudited)
	(in thousands)
Operating activities
Net income (loss)	$2,901	$(20,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,813	1,343
Share compensation expense	13	—
Deferred taxes	158	16
Recovery of doubtful accounts	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	139	(229)
Inventory	(138)	(6)
Prepaid expenses and other assets	231	(1,097)
Accounts payable	(2,963)	774
Accrued expenses and other current liabilities	1,042	744

Net cash provided by (used in) operating activities	3,192	(18,866)

Investing activities
Purchases of property, plant and equipment, net	(3,325)	(1,847)
Capitalization of software and website development costs	(414)	(547)

Net cash used in investing activities	(3,739)	(2,394)

Financing activities
Proceeds from long-term debt	1,084	—
Repayment of long-term debt	(136)	—
Payment of offering costs	(289)	—
Proceeds from issuance of Series B preferred shares, net	—	22,693
Proceeds from issuance of common shares	360	1

Net cash provided by financing activities	1,019	22,694
Effect of exchange rate changes on cash	(18)	56

Net increase in cash and cash equivalents	454	1,490
Cash and cash equivalents at beginning of period	26,402	20,060

Cash and cash equivalents at end of period	$26,856	$21,550

Supplemental Noncash Investing and Financing Activities
Receivable from underwriter, net IPO proceeds	$61,380	$—
Reclassification of offering costs	$1,356	$—
Accretion of preferred stock	$1,295	$930

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), is a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Through the use of proprietary Internet-based graphic design software, 16 localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, the Company offers a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. The Company focuses on serving the graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides graphic design and printing products to the consumer market.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customer orders from a related party, Mod-Pac Corporation (“Mod-Pac”), pursuant to a long-term supply agreement (see Note 4). In May 2005, the Company began producing printed materials for the fulfillment of North American customer orders at its newly-constructed manufacturing facility in Windsor, Ontario, Canada. Printed materials for the fulfillment of customer orders outside of North America are produced by the Company’s manufacturing facility in Venlo, the Netherlands. As of September 30, 2005, the Company produced 100% of its customer print orders at its internal manufacturing facilities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and our wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other period.

The balance sheet at June 30, 2005 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Registration Statement on Form S-1 (File No. 333-125470) declared effective by the Securities and Exchange Commission on September 29, 2005.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in FAS 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred shares represent a participating security. On September 29, 2005, all of the outstanding redeemable convertible preferred shares were converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company calculated net income per share for the three months ended September 30, 2005 using the two-class method for the first 91 days of the quarter. For the three months ended September 30, 2004, the Company calculated net income per share using the two class method.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Net losses are not allocated to preferred shareholders. For all periods presented, the application of the two-class method is more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including share options using the treasury stock method.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2005	2004
Numerator:
Net income (loss)	$2,901	$(20,411)

Allocation of net income (loss):
Basic:
Accretion of preferred share dividends	1,281	928
Undistributed net income allocated to preferred shareholders	1,052	—

Net income attributable to preferred shareholders	2,333	928
Net income (loss) attributable to common shareholders	568	(21,339)

Net income (loss)	$2,901	$(20,411)

Diluted:
Accretion of preferred share dividends	1,281	928
Undistributed net income allocated to preferred shareholders	979	—

Net income attributable to preferred shareholders	2,260	928
Net income (loss) attributable to common shareholders	641	(21,339)

Net income (loss)	$2,901	$(20,411)

Denominator:
Weighted-average common shares outstanding	11,760,948	11,343,007
Weighted-average common shares issuable upon exercise of outstanding share options and warrants	2,556,128	—

Shares used in computing diluted net income (loss) per common share	14,317,076	11,343,007
Calculation of net income (loss) per share:
Basic:
Net income (loss) applicable to common shareholders	$568	$(21,339)

Weighted average common shares outstanding	11,760,948	11,343,007
Net income (loss) per common share	$0.05	$(1.88)

Diluted:
Net income (loss) attributable to common shareholders	$641	$(21,339)

Shares used in computing diluted net income (loss) per common share	14,317,076	11,343,007
Net income (loss) per common share	$0.04	$(1.88)

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Share-Based Compensation

At September 30, 2005, the Company had three share-based employee compensation plans (see Note 3). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Board of Directors at the dates of grant. Prior to June 3, 2005, the Company had accounted for grants under those plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, and as such compensation cost has not been recognized on those grants . Effective July 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Form S-1 registration statement with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified prospective transition guidelines of Statement No. 123(R), results for prior periods have not been restated. No share-based employee compensation cost was recognized in the Statement of Operations for the three months ended September 30, 2004.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s net income for the three months ended September 30, 2005 is $13 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $0.05 and $0.04, respectively, if the Company had not adopted Statement 123(R), which is the same as reported basic and diluted earnings per share of $0.05 and $0.04, respectively. The compensation cost that has been charged against income was $13 and $0 for the three months ended September 30, 2005 and 2004, respectively. There was no income tax benefit recognized in the income statement for share-based compensation arrangements for the three months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, there was $4,435 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 4 years.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the valuation model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is recognized using the straight-line recognition method. Weighted-average assumptions used for grants for the three months ended September 30, 2005 are as follows:

Risk-free interest rate	4.20%
Expected dividend yield	0%
Expected life (years)	4.25
Expected volitility	60%
Weighted average fair value of options granted	$6.14

2.	Initial Public Offering

On September 29, 2005, the Company effected its initial public offering (“IPO”) in which the Company sold 5,500,000 common shares at a price to the public of $12.00 per share. The net proceeds of the IPO to the Company, which the Company received on October 5, 2005, were approximately $61,400 after deducting underwriting discounts. The net proceeds have been recorded as a receivable from the underwriters in the accompanying consolidated balance sheet. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

3.	Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved in total 9,000,000 common shares for such awards. The Company’s Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s initial public offering. As of September 30, 2005, there were options outstanding in the amount of 6,438,152 common shares. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred into the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors Plan”). Options granted to U.S. tax residents under the 2000-2002 Plan may be “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The Company’s 2005 Plan, adopted by the Board of Directors in July 2005, provides for employees, officers, directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2005 Plan, the Company has reserved 1,877,485 shares for such awards. The number of shares available for award may be increased by up to 500,000 shares each year on April 1, subject to an overall maximum of 2,000,000 shares over the life of the plan. As of September 30, 2005, there were options outstanding in the amount of 746,800 common shares.

While the Company may grant options to employees which become exercisable at different times or within different periods, the Company has generally granted options to employees that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. The requisite service period is normally four years. The contractual life of the options is ten years.

The Company’s 2005 Non-Employee Directors Plan (the “Directors Plan”) provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually in connection with the Company’s annual general meeting of shareholders. Under the Directors Plan, the Company has reserved 250,000 shares for such awards. As of September 30, 2005, there were no options outstanding under the Directors Plan.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

A summary of the Company’s share option activity and related information for the three months ended September 30, 2005 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the period	6,811,544	$7.23
Granted	746,800	$12.00
Exercised	(248,549)	$1.44
Forfeited/cancelled	(124,843)	$7.51

Outstanding at the end of the period	7,184,952	$7.92

Exercisable at the end of the period	1,958,752	$1.81

The weighted average remaining contractual life of options outstanding was 8.6 years at September 30, 2005. The weighted average remaining contractual life of options exercisable was 6.2 years at September 30, 2005.

The Company has an aggregate of 1,380,685 common shares reserved for issuance under its option plans as of September 30, 2005.

The following table represents weighted average price and life information about significant option groups outstanding at September 30, 2005:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 – 1.90	1,708,250	5.72	$1.24	1,557,175	$1.21
$4.11	1,290,142	8.60	4.11	401,577	4.11
$7.00	348,200	9.50	7.00	—	—
$12.00 – 12.33	3,838,360	9.73	12.27	—	—

$ 1.11 – 12.33	7,184,952	8.56	$7.92	1,958,752	$1.81

As of September 30, 2005, the Company had outstanding options to acquire an aggregate of 7,184,952 common shares with an intrinsic value of $52,637. Of the outstanding options, 1,958,752 common shares had vested as of September 30, 2005, representing an intrinsic value of $26,334, and 5,226,200 common shares were unvested, representing an intrinsic value of $26,303. The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004, was $3,431 and $0, respectively.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4.	Related-Party Transactions

As of September 30, 2005, the Company produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation. The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. The father of the President and CEO of the Company is also a shareholder of the Company. In the three months ended September 30, 2005, and 2004, the Company purchased goods and services from Mod-Pac of $3,257 and $4,042, respectively. As of September 30, 2005 and June 30, 2005, the Company owed Mod-Pac $0 and $2,295, respectively.

In September 2002, the Company entered into two supply agreements (collectively, the “Supply Agreements”) with Mod-Pac. One agreement covered North America (the “North American Supply Agreement”) and the other agreement covered the rest of the world. Under the Supply Agreements, Mod-Pac was the sole supplier of printed products for customer orders for delivery in North America. The Supply Agreements had an expiration date of April 2, 2011. Under the North American Supply Agreement, the Company was charged all direct and indirect costs incurred by Mod-Pac related to the printing of product for customers in North America, plus a 33% mark-up.

On July 2, 2004, the Company signed a termination agreement with Mod-Pac (the “Termination Agreement”), which effectively terminated in their entirety all then existing Supply Agreements as of August 30, 2004 and the Company entered into a new supply agreement (the “New Supply Agreement”) with Mod-Pac, which became effective on August 30, 2004. Under the New Supply Agreement, Mod-Pac retained the exclusive supply rights for products shipped into North America through August 30, 2005. The cost of services under the new supply agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price the Company paid per product to costs of production plus 25%. The New Supply Agreement expired August 30, 2005.

On August 30, 2004, the Company paid to Mod-Pac a termination fee of $22,000 in consideration of the termination of the existing Supply Agreements and Mod-Pac entering into the New Supply Agreement. As a result of this payment and agreements, the Company recorded a loss of $21,000. The Company deferred $1,000 of the total termination fee of $22,000 representing the effective reduction of the mark-up on costs of purchased product estimated to be purchased over the contract period of the new supply agreement. This deferral was recorded as a deferred cost within prepaid and other current assets on the Company’s consolidated balance sheet and was amortized over the twelve month term of the new supply agreement.

On April 15, 2005, the Company signed an amendment to the New Supply Agreement with Mod-Pac which permitted VistaPrint to manufacture printed products destined for North American customers at its production facility in Windsor, Ontario, Canada. In exchange, the Company paid to Mod-Pac a fee for each unit shipped based on the type of item produced until August 30, 2005. In addition, the Company and Mod-Pac agreed to fixed prices per product for any purchase orders that the Company may place with Mod-Pac for printed products during the period from August 31, 2005 to August 30, 2006. The Company has no minimum purchase commitments during this period. Since August 30, 2005, the Company has not placed any orders with Mod-Pac.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,
	2005	2004
Revenues:
United States	$21,123	$13,290
Non-United States	7,775	4,571

Total revenues	$28,898	$17,861

	September 30,	June 30,
	2005	2005
Long-lived assets:
Bermuda	$4,051	$4,272
Netherlands	14,283	14,535
Canada	16,083	13,587
United States	1,742	1,792
Jamaica	852	890

Total long-lived assets	$37,011	$35,076

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6.	Commitments and Contingencies

Purchase Commitments

At September 30, 2005, the Company had unrecorded commitments under contracts to purchase print production equipment and to complete construction of the Windsor printing facility of approximately $3,600 and $198, respectively.

Legal Proceedings

One of the Company’s subsidiaries and its predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court. The complaint alleged that the shipping and handling fees the Company charges for free products are excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, the Company agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on its websites, to provide all class members who purchase business cards from the Company for a two year period in the future the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the Court’s final approval of the settlement and the Company is unable to express an opinion as to the likely outcome of this appeal.

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect the Company’s future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. The Company is not currently party to any other material legal proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide with over 5,000,000 customers in more than 120 countries. We offer a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, 16 localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. We believe that our value proposition has allowed us to successfully penetrate the large, fragmented, geographically dispersed and underserved small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate state of the art printing facilities in Windsor, Ontario, Canada and in Venlo, the Netherlands, and we operate a customer design, sales and service center in Montego Bay, Jamaica. Our technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue. We generate revenues primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We typically receive payment within two business days after a customer places an order. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs and orders that are placed on the merchant websites. For the fiscal quarter ended September 30, 2005, we generated less than 10% of our revenues from these order referral fees. An increasing portion of our revenues are derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 60% of revenue for the quarter ended September 30, 2005 as compared to 54% of revenue for the fiscal quarter ended September 30, 2004. To understand our revenue trends, we monitor several key metrics including:

•	Website sessions. A session is measured each time a computer user visits a VistaPrint website from their Internet browser. We measure this data to understand the volume and source of traffic to our websites. Typically, we use various advertising campaigns to increase the number and quality of shoppers entering our websites. The number of website sessions varies from month to month depending on variables such as product campaigns and advertising channels used.

•	Conversion rates. The conversion rate is the number of customer orders divided by the total number of sessions during a specific period of time. Typically, we strive to increase conversion rates of customers entering our websites in order to increase the number of customer orders generated. Conversion rates have fluctuated in the past and we anticipate that they will fluctuate in the future due to, among other factors, the type of advertising campaigns and marketing channels used.

•	Average order value. Average order value is total bookings revenue for a given period of time divided by the total number of customer orders recorded during that same period of time. We seek to increase average order value as a means of increasing total revenue. Average order values have fluctuated in the past and we anticipate that they will fluctuate in the future depending upon the type of products promoted during a period and promotional discounts offered. For example, seasonal product offerings, such as holiday cards, can cause changes in average order values.

We believe the analysis of these metrics provides us with important information on customer buying behavior, advertising campaign effectiveness and the resulting impact on overall revenue trends and company profitability. While we continually seek and test ways to increase revenues, we also attempt to increase the number of customer acquisitions and to grow profits. As a result, fluctuations in these metrics are not unusual. Because changes in any one of these metrics may be offset by changes in another metric, no single factor is determinative of our revenue and profitability trends and we assess them together to understand their overall impact on revenue and profitability.

Cost of Revenue. Cost of revenue consists of the purchase price of printed products sold by us, shipping charges, payroll and related expenses for printing personnel, materials, supplies, depreciation of equipment used in the printing process and other miscellaneous related costs.

We believe that the vertical integration of our manufacturing operations is a key strategic differentiator for our business model. In January 2004, we opened our European production facility in Venlo, the Netherlands and in April 2005, we opened a second production facility in Windsor, Ontario, Canada. Prior to February 2004, we purchased all of our printed products from our third party print provider, Mod-Pac Corporation, under a ten year exclusive supply agreement. The supply agreement provided that Mod-Pac would serve as our exclusive print supplier for all orders shipped to North America with pricing based on Mod-Pac’s costs plus a fixed percentage markup. The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer. In addition, Kevin Keane owns 419,913 common shares of VistaPrint Limited.

On July 2, 2004, we entered into a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements with Mod-Pac as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which became effective August 30, 2004. Under the new supply agreement, Mod-Pac retained the exclusive supply rights for products shipped to North America through August 30, 2005. The cost of printing and fulfillment services in effect prior to the termination agreement reflected Mod-Pac’s actual costs plus 33%. The cost of these services under the new supply agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price we paid per product to costs of production plus 25%. We further amended the new supply agreement in April 2005 to permit us to manufacture products destined for North American customers in exchange for the payment of a fee to Mod-Pac for each unit shipped. The new supply agreement expired on August 30, 2005; however, we and Mod-Pac have agreed to fixed prices on any purchase orders that we may place with Mod-Pac during the period from August 31, 2005 to August 30, 2006. We have no minimum purchase commitments during this period. Since August 30, 2005, the Company has not placed any orders with Mod-Pac.

In September 2004, we began construction of our new printing facility in Windsor, Ontario, Canada. In May 2005, this printing facility began printing and shipping products to North American customers. We increased the volume of orders being produced at our Canadian facility in each subsequent month while the volume of orders produced at Mod-Pac decreased. As of September 2005, we were producing more than 95% of our North American orders at our Canadian facility. During the transition to our Canadian facility, we incurred duplicate costs of labor and overhead, resulting in increased cost of revenue as a percentage of revenue.

Technology and development expense. Technology and development expense consists primarily of payroll and related expenses for software development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous infrastructure-related costs. These expenses also include amortization of purchase costs related to content images used in our graphic design software. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, which is estimated to be two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Costs associated with the acquisition of content images used in our graphic design process that have useful lives greater than one year, such as digital images and artwork, are capitalized and amortized over their useful lives, which approximate two years.

Marketing and selling expense. Marketing and selling expense consists of advertising and promotional costs as well as wages and related payroll benefits for our employees engaged in sales, marketing and public relations activities. Advertising costs consist of various online and print media, such as the purchase of key word search terms, e-mail and direct mail promotions and various strategic alliances. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers. Advertising costs are generally expensed as incurred. Marketing and selling expense also includes the salaries and related payroll benefits, overhead, and outside services related to our customer design sales and services support center operations. This customer support center provides phone support to customers on various topics such as order status, the use of our website graphic design studio, and free real-time design assistance. Marketing and selling expense also includes third party payment processor and credit card fees.

General and administrative expense. General and administrative expense consists of general corporate costs, including salary and related payroll benefit expenses of employees involved in finance, accounting, human resources and general executive management. We expect that after this offering, we will incur additional legal and accounting costs in order to comply with regulatory reporting requirements, as well as additional costs associated with being a public company, such as investor relations and higher insurance premiums.

Loss on contract termination. On July 2, 2004, we signed a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which became operative August 30, 2004. Under the new supply agreement, Mod-Pac’s exclusive supply rights for products shipped in North America expired on August 30, 2005 as described above. As a result of the termination agreement and the payment we made to Mod-Pac, we recorded a loss from the termination of the existing supply agreements of $21.0 million. We deferred $1.0 million of the total termination fee of $22.0 million, representing the effective reduction of the mark-up on costs of purchased products from 33% to 25% estimated to be purchased over the contract period. This deferred amount was recorded as a prepaid asset on our consolidated balance sheet and was amortized to cost of revenue over the twelve month term of the new supply agreement.

Other income (expenses), net. Other income (expenses), net primarily consists of interest income earned on cash balances and gains and losses from foreign currency transactions.

Interest expense. Interest expense consists of interest paid to financial institutions on outstanding balances on our credit facilities.

Income taxes. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. The Netherlands, Canadian and United States subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, these subsidiaries will each pay taxes in its respective jurisdiction.

Initial Public Offering. On September 29, 2005, the Company effected its initial public offering (“IPO”) in which the Company sold 5,500,000 common shares at a price of $12.00 per share. The net proceeds of the IPO to the Company, which the Company received on October 5, 2005, were approximately $61.4 million after deducting underwriting discounts. The net proceeds have been recorded as a receivable from the underwriters in the accompanying consolidated balance sheet. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Three months ended September 30,
	2005	2004
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100%	100%
Cost of revenue	39%	38%
Technology and development expense	10%	14%
Marketing and selling expense	33%	37%
General and administrative expense	6%	7%
Loss on contract termination	0%	118%

Income (loss) from operations	12%	(114)%
Other income (expenses), net	0%	0%
Interest expense	1%	0%

Income (loss) from operations before income taxes	11%	(114)%

Income tax provision	1%	1%

Net income (loss)	10%	(115)%

Fiscal Quarters Ended September 30, 2005, and 2004

In thousands	Three months ended September 30,		2005-2004 % Change
	2005	2004
Revenues	$28,898	$17,861	62%
Cost of revenue	$11,300	$6,820	66%
% of revenue	39.1%	38.2%

The $11.0 million, or 62%, increase in revenue from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily attributable to increases in website sales of our printed products. The overall growth during this period was driven by increases in website sessions and the average order value of shipments. During this period, our website sessions grew by 41% and our average order value grew by 11% to approximately $31. Revenue from repeat customers increased from 54% of revenue in the the three months ended September 30, 2004 to 60% for same period in 2005. Revenue from our non-United States websites for the three months ended September 30, 2005 accounted for 27% of total revenue as compared to 26% of total revenue during same period in 2004.

The $4.5 million, or 66%, increase in cost of revenue from the three months ended September 30, 2004 to the three months ended September 30, 2005 was primarily attributable to the increased volume in shipments of printed products during this period and increased costs incurred at our new Windsor production facility. The increase in the cost of revenue as a percentage of total revenue was primarily driven by duplicate costs of labor and overhead incurred at our Windsor production facility as we transitioned production volume from our third party print vendor, Mod-Pac, to our Windsor facility. During the three months ended September 30, 2005, we increased the volume of orders being produced at our Windsor facility in each subsequent month while the volume of orders produced at Mod-Pac decreased. As of September 2005, we were producing more than 95% of our North American orders at our Windsor facility.

In thousands	Three months ended September 30,		2005-2004 % Change
	2005	2004
Technology and development expense	$2,976	$2,504	19%
% of revenue	10.3%	14.0%
Marketing and selling expense	$9,566	$6,551	46%
% of revenue	33.1%	36.7%
General and administrative expense	$1,661	$1,219	36%
% of revenue	5.7%	6.8%
Loss on contract termination	$—	$21,000
% of revenue	0.0%	117.6%

The increase in our technology and development expenses of $0.5 million for the three months ended September 30, 2005 as compared to three months ended September 30, 2004 was primarily due to increased payroll and benefit costs of $0.3 million associated with employee hiring in our technology development and infrastructure support organizations. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure which resulted in increased depreciation and hosting service expense of $0.2 million.

The increase in our marketing and selling expenses of $3.0 million for the three months ended September 30, 2005 as compared to three months ended September 30, 2004 was driven primarily by an increase of $1.6 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base and an increase in payroll and benefits related costs of $1.0 million. During this period, we expanded our marketing organization and our design, sales and services center. At September 30, 2005, we employed 265 employees in these organizations compared to 219 employees at September 30, 2004. In addition, payment processing fees paid to third-parties increased by $0.4 million during this period due to increased order volumes.

The increase in our general and administrative expenses of $0.4 million for the three months ended September 30, 2005 as compared to three months ended September 30, 2004 was primarily due to increases in payroll related costs resulting from the growth of our finance and human resource organizations as well as increased third party professional fees.

On July 2, 2004, we signed a termination agreement with Mod-Pac that effectively terminated all existing supply agreements as of August 30, 2004. Under the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which expired on August 30, 2005. As a result of the termination agreement and the payment made to Mod-Pac, we recorded a loss from the termination of the existing supply agreements of $21.0 million. We deferred $1.0 million of the total termination fee of $22.0 million which represented the effective reduction of the mark-up on costs of purchased products reflected in the new supply agreement estimated to be purchased over the contract period. This deferred amount was recorded as a deferred cost within prepaid and other current assets on our consolidated balance sheet and was amortized to cost of revenue over the twelve month term of the new supply agreement.

Other income (expenses), net

Other income (expenses), net changed by $49,000 to $53,000 of income for the three months ended September 30, 2005 as compared to the same period in 2004. The increase in income was primarily due to increases in interest income.

Interest expense

Interest expense increased by $175,000 for the three months ended September 30, 2005 to $226,000 as compared to $51,000 for the three months ended September 30, 2004 due to our bank loan obligations that were used to finance in part the construction of our Dutch and Canadian production facilities.

Income tax provision

In thousands	Three months ended September 30,
	2005	2004
Income taxes:
Income tax provision	$321	$131
Effective tax rate	10%	1%

For the three months ended September 30, 2005, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada. The taxable income for the United States, Dutch and Canadian entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements. The effective tax rate of 1% for the three months ended September 30, 2004 is a result of a consolidated pre-tax loss of $20.3 million, attributable primarily to the $21.0 million loss on the contract termination recorded by VistaPrint Limited which, as a Bermuda company, has no tax imposed on its profits or income. Due to the lack of taxes imposed on profits or income in Bermuda, no tax benefit was generated.

Net income (loss)

Our net income for the three months ended September 30, 2005 was $2.9 million or 10% of revenue. Our net loss for the three months ended September 30, 2004 was $20.4 million. Included in this loss is the $21.0 million loss on contract termination related to the termination of our existing supply agreements with Mod-Pac.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Three months ended September 30,
	2005	2004
	(in thousands)
Capital expenditures	$(3,325)	$(1,847)
Development of software and website	(414)	(547)
Depreciation and amortization	1,813	1,343
Cash flows from operating activities	3,192	(18,866)
Cash flows from investing activities	(3,739)	(2,394)
Cash flows from financing activities	1,019	22,694

As a result of our initial public offering in September 2005, we raised $61.4 million of proceeds, net of underwriters’ discount. This amount is reflected as a receivable from the underwriters at September 30, 2005 and did not have an impact on our cash flows during the three months ended September 30, 2005. Since inception, we have financed our operations through internally generated cash flows from operations, private sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations, together with the proceeds from our initial public offering, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, share compensation expense, deferred taxes, the provision for doubtful accounts, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended September 30, 2005 was $3.2 million and consisted of net income of $2.9 million, positive adjustments for non-cash items of $2.0 million and $1.7 million used as a result of an increase in working capital and other activities. Adjustments for non-cash items primarily included $1.8 million of depreciation and amortization expense on property and equipment and software and website development costs and $0.2 million of deferred taxes. Working capital and other activities primarily consisted of an increase of $1.0 million in accrued expenses and other liabilities and a decrease of $3.0 million in accounts payable.

Cash used in operating activities in the three months ended September 30, 2004 was $18.9 million and consisted of a net loss of $20.4 million, positive adjustments for non-cash items of $1.4 million and $0.2 million provided by working capital and other activities. The net loss is attributed to a $22.0 million termination fee paid in August 2004 in consideration of the termination of all then existing supply agreements with Mod-Pac, of which $21.0 million was recorded as a loss on contract termination. Adjustments for non-cash items primarily included $1.3 million of depreciation and amortization expense on property and equipment and software and website development costs. Working capital and other activities primarily consisted of an increase of $0.7 million in accrued expenses and other current liabilities and an increase of $0.8 million in accounts payable partially offset by an increase of $0.2 million in accounts receivables and an increase of $1.1 million in prepaid expenses and other assets.

Investing Activities. Cash used in investing activities in the three months ended September 30, 2005 of $3.7 million was attributable to capital expenditures of $3.3 million, and capitalized software and website development costs of $0.4 million. Capital expenditures of $2.6 million were related to the purchase of print production equipment for our printing facility located in Windsor, Ontario, Canada and $0.4 million were related to purchases of information technology assets.

Cash used in investing activities in the three months ended September 30, 2004 of $2.4 million was attributable to capital expenditures of $1.9 million and capitalized software and website development costs of $0.5 million. Capital expenditures of $0.8 million were related to the purchase of print production equipment for our printing facility located in Windsor, Ontario, Canada and $0.8 million were related to purchases of information technology assets.

Financing Activities. Cash provided by financing activities in the three months ended September 30, 2005 of $1.0 million was primarily attributable to net borrowings from equipment loan facilities of $0.9 million associated with the purchase of production equipment for our Canadian and Dutch printing facilities.

Cash provided by financing activities in the three months ended September 30, 2004 of $22.7 million was attributable to proceeds from an issuance of our series B preferred shares.

Contractual Obligations

Contractual obligations at September 30, 2005 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations	$17,900	$1,688	$3,585	$3,584	$9,043
Operating Lease Obligations	1,907	1,256	651	—	—

Total	$19,807	$2,944	$4,236	$3,584	$9,043

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($75,000 at September 30, 2005), beginning October 1, 2004 and continuing through 2024. Interest on the loan accrues at a rate equal to a EURIBOR rate plus 1.15%.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($60,000 at September 30, 2005), beginning April 1, 2005 and continuing through 2011. Interest on the loan accrues at a EURIBOR rate plus 1.40%.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest. Interest on the equipment term loan is based, at our election at the beginning of the applicable period, on either a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan is based, at our election at the beginning of the applicable period, on either a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%.

Operating Leases. We rent office space under operating leases expiring on April 30, 2006 and April 30, 2007. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At September 30, 2005, we have unrecorded commitments under contracts to purchase print production equipment and to complete construction of the Windsor printing facility of approximately $3.6 million and $0.2 million, respectively, compared to approximately $4.7 million and $0.2 million, respectively, at June 30, 2005.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended September 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our

Registration Statement on Form S-1 (File No. 333-125470) declared effective by the Securities and Exchange Commission on September 29, 2005, except with regards to Share-based compensation as discussed below.

Share-based compensation. Prior to June 3, 2005, the company had accounted for grants under its share plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, and as such compensation cost has not been recognized on those grants . Effective July 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, which is the date the Company filed its Form S-1 registration statement with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition guidelines of Statement No. 123(R), results for prior periods have not been restated. No share-based employee compensation cost was recognized in the Statement of Operations for the three months ended September 30, 2004.

At September 30, 2005, there was $4,435 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 4 years.

RISK FACTORS

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products, including purchased search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We promote our products and special offers through e-mail and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain these means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

Purchasers of graphic design services and printed products may not choose to shop online, which would prevent us from acquiring new customers which are necessary to the success of our business.

The online market for graphic design and printed products is less developed than the online market for other business and consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	concerns about buying graphic design services and printed products without face-to-face interaction with sales personnel;

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.

We may not succeed in promoting, strengthening and continuing to establish the VistaPrint brand, which would prevent us from acquiring new customers and increasing revenues.

Since our products are sold exclusively through our websites, the success of our business depends upon our ability to attract customers to our websites. Further, we must continue to attract new customers to our websites in order to increase business and grow our revenues. For this reason, a primary component of our business strategy is the continued promotion and strengthening of the VistaPrint brand. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products on the Internet, we face significant competition in the graphic design and printing markets from printing suppliers who also seek to establish strong brands. If we are unable to successfully promote the VistaPrint brand, we may fail to substantially increase our revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts.

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and technology, graphic design operations, production operations, and customer service operations. We also redesign our websites from time to time to seek to attract customers to our websites. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. Our failure to provide customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop VistaPrint as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

We are currently dependent on our newly constructed Canadian facility for the production of printed products sold to North American customers and any significant interruption in the operations of this facility or any inability to increase capacity at this facility would have an adverse impact on our business.

While we historically have relied on an exclusive supply relationship with Mod-Pac Corporation to produce our printed products for the North American market, this exclusive supply arrangement terminated on August 30, 2005. In September 2004, we began construction of our own printing facility in Windsor, Ontario, Canada. In May 2005, we began shipping products from this facility and were manufacturing more than 95% of our North American production there by September 2005. The length of time we have been operating this Canadian facility is very limited. We are continuing to work to ensure that we can satisfy all of our North American production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities, we would likely turn to our former supplier, Mod-Pac Corporation, or an alternative supplier to supplement our production capacity. However, Mod-Pac or an alternative supplier may not be able to meet our requirements on a timely basis or on commercially acceptable terms. For example, while Mod-Pac has agreed to use its best efforts to supply printed products to us through August 30, 2006 at specified terms upon receipt of an order from us, the pricing of products under this arrangement may not be commercially acceptable to us at the volume levels we may require. If we are unable to fulfill customer orders in a timely fashion at a high level of product quality through our Canadian facility and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

We have incurred, and will continue to incur in the near term, start-up, production ramp-up, training and related costs in connection with the Canadian facility. We expect to suffer a decreased level of production efficiency during the ramp-up period. During this period, our cost of revenue as a percentage of revenue may not be consistent with historical levels, which could have an adverse effect on our results of operations during this ramp-up period.

The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer. In addition, Kevin Keane owns 419,913 common shares of VistaPrint Limited. While we believe the arrangements between VistaPrint and Mod-Pac reflect arm’s length negotiations between the parties and have been approved by our board of directors, the familial relationship between our chief executive officer and Mod-Pac executives may constitute a conflict of interest. As a result, the interests of our chief executive officer may differ from the interests of our other shareholders.

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

We experienced significant operating losses in each quarter from our original inception in 1995 through March 1998 and in each quarter from June 1999 through June 2001. As the result of a charge of $21.0 million related to the termination of our exclusive supply agreement with Mod-Pac, we experienced a significant loss in the quarter ended September 30, 2004, which caused a significant loss for the year ended June 30, 2005. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses otherwise exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Changes in stock option accounting rules will have an adverse affect on our operating results.

We use options to acquire our common shares to attract, incentivize and retain our employees in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allowed companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Prior to our adoption of FASB Statement No. 123(R), “Share Based Payment,” or Statement 123(R), on July 1, 2005, we had elected to apply APB 25 and accordingly we generally did not recognized any expense with respect to employee options to acquire our common shares in periods ended on or prior to June 30, 2005 as long as such options were granted at exercise prices equal to the fair value of our common shares on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost will be measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which is the first day of our 2006 fiscal year. While we continue to evaluate the effect that the adoption of Statement 123(R) will have on our financial position and results of operations, we currently expect that our adoption of Statement 123(R) will adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

Our quarterly financial results may fluctuate which may lead to volatility in our share price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our services and products;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for printed products and graphic design services;

•	our ability to manage our production and fulfillment operations;

•	currency fluctuations, which affect not only our revenues but also our costs;

•	the costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

We base our operating expense budgets on expected revenue trends. A portion of our expenses, such as office leases and various personnel costs, are fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Based on the factors cited above, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common shares may fall.

The graphic design and printing markets are intensely competitive and we may be unsuccessful in competing against current and future competitors, which could result in price reductions and/or decreased demand for our products.

The printing and graphic design industries are intensely competitive, with many existing and potential competitors, and we expect competition for online graphic design services and printed products to increase in the future. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. The graphic design and printed product markets traditionally are highly fragmented and geographically dispersed. The increased use of the Internet for online commerce and other technical advances have allowed traditional providers of graphic design services and printed products to improve the quality of their products and services, produce those products and deliver those services more efficiently and reach a broader purchasing public. Current and potential competitors include:

•	self-service desktop design and publishing using a combination of (1) software such as Microsoft Publisher, Microsoft Word and Broderbund PrintShop; (2) desktop printers or copiers and (3) specialty paper supplies;

•	traditional printing and graphic design companies;

•	providers of emerging technologies, such as websites, e-mail and electronic files, which may act as a substitute for printed materials;

•	office supplies and photocopy companies such as Office Depot, FedEx Kinko’s, OfficeMax and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow International; and

•	other online printing and graphic design companies.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Many of our competitors work together. For example, Taylor Corporation and Business Cards Tomorrow International sell printed products through office superstores such as OfficeMax, Staples and Office Depot.

Some of our competitors who either already have an online presence or are seeking to establish an online presence may be able to devote substantially more resources to website and systems development than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases. Competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and results of operations.

Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.

Demand for our products and services has been sensitive to price. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenues and net income. We offer free products and services as a means of attracting customers and we offer substantial pricing discounts as a means of encouraging repeat purchases. Such free offers and discounts may not result in an increase in revenues or the optimization of profits. In addition, many external factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, our business and results of operations would suffer.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenues, harming our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenues could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our profitability.

Various private ‘spam’ blacklisting or similar entities have in the past, and may in the future, interfere with the operation of our websites and our ability to conduct business.

We depend on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or ‘spam’. Some of these entities maintain ‘blacklists’ of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals, that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities despite our belief that our commercial e-mail solicitations comply with all applicable laws. In the future, our other Internet protocol addresses may also be listed with these blacklisting entities. We may not be successful in convincing the blacklisting entities to remove us from their lists. Although the blacklisting we have experienced in the past has not had a significant impact on our ability to operate our websites or to send commercial e-mail solicitations, it has, from time to time, interfered with our ability to send operational e-mails—such as password reminders, invoices and electronically delivered products—to customers and others. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, all of which could have a material negative impact on our business and results of operations.

Interruptions to our websites, information technology systems, production processes or customer service operations as a result of natural disasters, errors in our technology, capacity constraints, security breaches or other causes could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, printing production facilities and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of our websites, reduced order fulfillment performance or customer service operations could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may also experience temporary interruptions in our business operations for a variety of other reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and other events beyond our control. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our websites to fail and result in loss of, or delay in, market acceptance of our products and services. In the past, we have experienced delays in website releases and customer dissatisfaction during the period required to correct errors and design faults that caused us to lose revenue. In the future, we may encounter additional issues, such as scalability limitations, in current or future technology releases. A delay in the commercial release of any future version of our technology, infrastructure and processes could seriously harm our business. In addition, our systems could suffer computer viruses and similar disruptions, which could lead to loss of critical data or the unauthorized disclosure of confidential customer data.

Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our websites, particularly during promotional campaign periods. As our operations grow in size and scope, we will need to improve and upgrade our computer systems and network infrastructure to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our revenues will increase.

Any failure of our printing production equipment may prevent the production of orders and interfere with our ability to fulfill orders. As of September 2005, substantially all of our production operations were performed in two facilities: our Dutch printing facility serving European and Asia-Pacific markets and our Windsor, Ontario facility serving North American markets.

We do not presently have redundant systems in multiple locations or a formal disaster recovery plan. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and printing systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. We do carry business interruption insurance to compensate us for losses that may occur in the event operations at facilities are interrupted, but these policies do not address all potential causes of business interruptions we may experience and any proceeds we may receive may not fully compensate us for all of the revenue we may lose.

The occurrence of any of the foregoing could substantially harm our business and results of operations.

Our customers create products that incorporate images, illustrations and fonts which we license from third parties, and any loss of the right to use these licensed materials would substantially harm our business and results of operations.

Many of the images, illustrations, and fonts incorporated in the designs and products we offer are the copyrighted property of other parties used by us under license agreements. If one or more of these licenses were to be terminated, the amount and variety of content available on our websites would be significantly reduced. In such event, we could experience delays in obtaining and introducing substitute materials and substitute materials might be available only under less favorable terms or at a higher cost.

If we are unable to develop, market and sell products and services beyond our existing target markets and develop new technology that attracts a new customer base, our results of operations may suffer.

We have developed technologies and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products. While small business owners have been the source of our revenue growth and the basis for our expanding business, we believe we will need to address additional markets to further grow our business. To access new markets, including consumers outside the United States, we expect that we will need to develop, market and sell new products and additional services that address their graphic design and printing needs. We may not be able to expand our graphic design services or create new products and services, address any new markets or develop a broader customer base. Any failure to address additional market opportunities could harm our business, financial condition and results of operations.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our President and Chief Executive Officer, Paul Flanagan, our Chief Financial Officer, Janet Holian, our Chief Marketing Officer, and Alexander Schowtka, our Chief Operating Officer. None of Mr. Keane, Mr. Flanagan, Ms. Holian or Mr. Schowtka is a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these key employees may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 470 employees as of September 30, 2005, with website operations, offices, production facilities and customer support centers in Bermuda, the United States, the Netherlands, Jamaica and Canada. This brisk and substantial growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least five countries.

We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.

The United States government may substantially increase border controls and impose restrictions on cross-border commerce that may substantially harm our business.

For the three months ended September 30, 2005, we derived 73% of our revenue from sales to customers made through our United States website. For the three months ended September 30, 2005, we manufactured approximately 78% of product revenues shipped to North American customers at our Windsor, Ontario facility, and we expect that in future periods substantially all goods delivered to the United States will be manufactured at this facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has in some instances resulted in delayed delivery of orders. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

We have limited experience in managing operations in multiple countries and if we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

We have a limited history of managing non-United States operations. From March 2001 to January 2004, all of our business was conducted from our one facility located in the United States and from our website operations in Bermuda. Over the past two years, we expanded our business to include operations in five different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda and technology development, marketing, finance and administrative offices in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months year ended September 30, 2005, we derived 27% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

•	fluctuations in foreign currency exchange rates that may increase the United States dollar cost, or reduce United States dollar revenue, of our international operations;

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

The development of our business to date has been attributable to organic growth and we may need to undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

Our business and our customer base have been built through organic growth. A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites. To execute our expansion strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making significant acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations. We have no current plans, agreements or commitments with respect to any acquisitions.

We may not be able to protect our intellectual property rights, which may impede our ability to build brand identity, cause confusion among our customers, damage our reputation and permit others to practice our patented technology, which could substantially harm our business and results of operations.

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our websites features and functionalities or to obtain and use information that we consider proprietary, such as the technology used to operate our websites and our production operations and our trademarks.

We currently hold three issued United States patents, two issued European patents and one issued French patent. We have 37 patent applications pending in the United States and we intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our newest European patent have recently been filed. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in 15 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada and Japan. Additional applications for the VistaPrint mark are pending. Our competitors or other entities may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s recently announced decision to name its next generation operating system “Microsoft Windows Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term VistaPrint or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs, expenses or liability, lose our exclusive rights or be required to stop certain of our business activities.

A third party may sue us for infringing its intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. For example, we have received a letter from attorneys representing Daniel Keane, the chief executive officer of Mod-Pac, our North American printing supplier, and the brother of Robert S. Keane, our chief executive officer, claiming an inventorship interest in our issued United States patent relating to printing aggregation. If Daniel Keane were to commence an action to assert this claim and were successful in establishing co-inventorship, he would be able to use, and license to others the right to use, this patent without paying any compensation to us. We have informed Daniel Keane that we believe he does not qualify as a co-inventor, but there can be no guarantee that he will not commence a formal action or that, if commenced, we will be successful in defending against such action. Similarly, Daniel Keane may claim inventorship in our other patents or pending applications relating to printing aggregation and may accordingly obtain an interest in these other patents and pending applications.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts from growing our business. Potential adversaries may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations or may prevent or delay our acquisition by a third party.

We have received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay damages and attorney’s fees. Additionally, if we are found to have willfully infringed a third parties’ patent, we may be liable for treble damages and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies would be restricted by a court order.

Alternatively, we may be required to, or decide to, enter into a license with a third party. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues or maintain profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

We sell our products and services exclusively through our websites and our inability to acquire or maintain domain names for our websites could result in the loss of customers which would substantially harm our business and results of operations.

We sell our products and services exclusively through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including VistaPrint.com and similar names with alternate url names, such as .net, .de and ..co.uk. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name VistaPrint in all of the countries in which we currently or intend to conduct business.

Our revenues may be negatively affected if we are required to charge sales or other taxes on purchases.

We do not collect or have imposed upon us sales or other taxes related to the products and services we sell, except for certain corporate level taxes and value added and similar taxes in certain jurisdictions. However, one or more jurisdictions or countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more governments, including any country in which we do business or sub-federal authorities such as states in the United States, that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

Currently, decisions of the United States Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the United States Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales. A substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that would be adverse to our business.

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet and e-commerce could substantially harm our business and results of operations.

Due to our dependence on the Internet for all of our sales, regulations and laws specifically governing the Internet and e-commerce may have a greater impact on our operations than other more traditional businesses. Existing and future laws and regulations, including the taxation of sales through the Internet, may impede the growth of e-commerce and our ability to compete with traditional graphic designers and printers, as well as desktop printing products. These regulations and laws may cover taxation, as well as restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

If we were required to review the content that a customer incorporates into a product and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, racist, scandalous, obscene, or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations.

We derive a portion of our revenues from offers made to customers by third parties who have had their business practices challenged in the past, and if the business practices of these third parties are challenged in the future, we would lose revenue and our reputation would be adversely affected.

For the three month period ended September 30, 2005, we derived less than 10% of our revenues from order referral fees paid to us by merchants for customer click-throughs and orders. In general, these third parties offer memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these third parties have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct.

We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

Our practice of offering free products and services could be subject to additional judicial or regulatory challenge which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of the free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation. For example, one of our subsidiaries and our predecessor corporation were named as defendants in a class action lawsuit alleging that the shipping and handling fees we charged in connection with our free business card offer violates sections of the California Business and Professions Code that limit the amount that may be charged for shipping and handling in connection with a prize or gift. In addition, customers have filed complaints with governmental or standards bodies claiming that they were misled by the terms of our free offers. Our free product offers could be subject to challenge in other jurisdictions in the future. If we are subject to further actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

Our failure to protect confidential information of our customers and our network against security breaches and to address risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain our customers’ credit card information for a limited time following a purchase of products for the purpose of issuing refunds. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Risks Related to Our Corporate Structure

Non-Bermuda tax authorities may tax some or all of VistaPrint Limited’s income, which would increase our effective tax rate and adversely affect our earnings.

VistaPrint Limited is organized in Bermuda and conducts business through operations within Bermuda. Bermuda does not currently impose income taxes on our operations. Management services are provided to VistaPrint Limited by employees of our United States subsidiary, who are all based in the United States. We have endeavored to structure our business so that all of our non-Bermuda operations are carried out by our local subsidiaries and VistaPrint Limited’s business income is, in general, not subject to tax in these non-Bermuda jurisdictions, such as the United States, Canada, or the Netherlands. VistaPrint Limited has filed tax returns on the basis that it is not engaged in business in these non-Bermuda jurisdictions. Many countries’ tax laws, including but not limited to United States tax law, do not clearly define activities that constitute being engaged in a business in that country. The tax authorities in these countries could contend that some or all of VistaPrint Limited’s income should be subject to income or other tax or subject to withholding tax. If VistaPrint Limited’s income is taxed in jurisdictions other than Bermuda, such taxes will increase our effective tax rate and adversely affect our results of operations.

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Foreign corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, foreign corporations meeting certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a foreign corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA apply to VistaPrint Limited, but there can be no assurance that the Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. In addition, the United States congressional Joint Committee on Taxation has proposed additional rules that, if enacted, would treat a foreign corporation as a United States resident for United States federal income tax purposes if its primary place of management and control is located in the United States. A successful challenge by the Internal Revenue Service under the AJCA rules or the enactment of the additional rules proposed by the Joint Committee on Taxation could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

Regardless of the application of AJCA to VistaPrint Limited, the Internal Revenue Service could assert that an insufficient amount of tax was paid to the United States federal government in connection with the formation of VistaPrint Limited, such that additional federal income tax is due currently, and potentially on an ongoing basis for years subsequent to the formation. A successful assertion of this position by the Internal Revenue Service could result in an overall tax rate substantially higher than the rate reflected in our financial statements.

Our intercompany arrangements may be challenged, resulting in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written service and related agreements, which we also refer to as transfer pricing agreements, among VistaPrint Limited and its subsidiaries. These agreements establish transfer prices for printing, marketing, management, technology development and other services performed for VistaPrint Limited. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length. With the exception of our Dutch operations, our transfer pricing procedures are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer pricings or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability to us, which would adversely affect our earnings.

We will pay taxes even if we are not profitable on a consolidated basis which would cause increased losses and further harm to our results of operations.

The intercompany service and related agreements among VistaPrint Limited and our direct and indirect subsidiaries in general guarantee that the subsidiaries realize profits. As a result, even if the VistaPrint group is not profitable on a consolidated basis, the majority of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions. If we are unprofitable on a consolidated basis, as has been the case in the past, this structure will increase our consolidated losses and further harm our results of operations.

We may be treated as a passive foreign investment company for United States tax purposes, which may subject United States shareholders to adverse tax consequences.

If our passive income, or our assets that produce passive income, exceed levels provided by law for any taxable year, we may be characterized as a passive foreign investment company, or a PFIC, for United States federal income tax purposes. If we are treated as a PFIC, U.S. holders of our common shares would be subject to a disadvantageous United States federal income tax regime with respect to the distributions they receive and the gain, if any, they derive from the sale or other disposition of their common shares. Under the PFIC rules, unless U.S. holders make an election available under the Internal Revenue Code of 1986, as amended, such shareholders would be liable to pay United States federal income tax at the then prevailing income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common shares.

We believe that we were not a PFIC in the tax year ended June 30, 2005 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a passive foreign investment company depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a passive foreign investment company for our current tax year or for any subsequent year.

If a United States shareholder acquires 10% or more of our common shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules.

Each “10% U.S. Shareholder” of a foreign corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,”

even if the subpart F income is not distributed. A foreign corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation or more than 50% of the total value of all stock of the corporation on any day during the taxable year of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% and 10% ownership tests have been satisfied, shares owned includes shares owned directly or indirectly through foreign entities and shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. Based upon our existing share ownership, we do not believe we are a CFC.

We are incorporated under the laws of Bermuda, and the majority of our assets are located outside the United States, which may make it difficult for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are incorporated under the laws of Bermuda, and over 80% of our assets are located outside of the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is significant doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries other than the United States where we have assets.

Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.

Our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Companies Act 1981 of Bermuda. The Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. In addition, our bye-laws provide that in the event any governmental authority imposes any liability upon us in respect of any shares registered in our share register, dividends, bonuses or other monies paid to a shareholder or in other circumstances, including liabilities resulting from the death of the shareholder, failure by the shareholder to pay any taxes or failure to pay estate duties, the shareholder will fully indemnify us from all liability arising in connection therewith.

Under Bermuda law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Bermuda companies do not generally have rights to take action against directors or officers of the company, and may only do so in limited circumstances. Directors and officers may owe duties to a company’s creditors in cases of impending insolvency. Directors and officers of a Bermuda company must, in exercising their powers and performing their duties, act honestly and in good faith with a view to the best interests of the company and must exercise the care and skill that a reasonably prudent person would exercise in comparable circumstances. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests may conflict and also are under a duty to disclose any personal interest in any material contract or proposed material contract with the company or any of its subsidiaries. If a director or officer of a Bermuda company is found to have breached his duties to that company, he may be held personally liable to the company in respect of that breach of duty. A director or officer may be liable jointly and severally with other directors or officers if it is shown that the director or officer knowingly engaged in fraud or dishonesty. In cases not involving fraud or dishonesty, the liability of the director or officer will be determined by the Bermuda courts on the basis of their estimation of the percentage of responsibility of the director or officer for the matter in question, in light of the nature of the conduct of the director or officer and the extent of the causal relationship between his conduct and the loss suffered.

Our bye-laws provide that we will indemnify our directors and officers in their capacity as such in respect of any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to us other than in respect of his own fraud or dishonesty, which is the maximum extent of indemnification permitted under the Companies Act. Under our bye-laws, each of our shareholders agrees to waive any claim or right of action, other than those involving fraud, against us or any of our officers or directors.

Anti-takeover provisions in our charter documents and under Bermuda law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our bye-laws may delay or prevent an acquisition of us or a change in our management. In addition, by making it more difficult for shareholders to replace members of our board of directors, these provisions also may frustrate or prevent any attempts by our shareholders to replace or remove our current management because our board of directors is responsible for appointing the members of our management team. These provisions include:

•	a classified board of directors;

•	the ability of our board of directors to issue undesignated shares without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;

•	limitations on the removal of directors; and

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at shareholder meetings.

In addition, the foregoing factors may prevent or delay our acquisition by a third party, even though such transaction may be in the best interests of our shareholders.

Risks Related to Our Common Shares

There is a limited history of a trading market for our common shares, and the market price of our common shares may be highly volatile or may decline regardless of our operating performance.

There has only been a public market for our ordinary shares since the completion of our initial public offering in late September 2005. The trading market in our common shares may be volatile. The market prices of the securities of e-commerce and other Internet-related companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our common shares, regardless of our actual operating performance.

If the ownership of our common shares continues to be highly concentrated, it may prevent you and other shareholders from influencing significant corporate decisions.

Our directors, executive officers and principal shareholders, together with their affiliates, beneficially own, in the aggregate, approximately 50% of our outstanding common shares. As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, even though such transactions may be in the best interests of other shareholders, this concentration of ownership may harm the market price of our common shares by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, amalgamation, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Future sales of common shares by our existing shareholders may cause our share price to fall.

The market price of our common shares could decline as a result of sales of common shares by our existing shareholders, including by our directors, officers or their affiliates, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The holders of approximately 28.0 million, or approximately 70%, of our outstanding common shares are currently restricted from selling common shares as a result of lock-up agreements and other contractual arrangements that will expire 180 days after our initial public offering. The lock-up agreements delivered by shareholders, including our directors and executive officers, provide that Goldman, Sachs & Co., in its sole discretion, may release any of those parties, at any time or from time to time and without notice, from obligations under these agreements, including the obligation not to dispose of common shares for such 180 day period after the date of our initial public offering. In addition, holders of approximately 26.3 million common shares have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. We also intend to register the issuance of all common shares that we may issue under our option plans. Once we register the issuance of these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements discussed above. Due to these factors, sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents, and variable rate borrowings under our existing bank credit facilities. Interest income on our cash and cash equivalents is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our results of operations are affected by changes in market interest rates on outstanding bank borrowings. However, we believe that a 100 basis-point adverse change in interest rates for the three month period ended September 30, 2005 would not have a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. The majority of our sales outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Dutch subsidiary translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended September 30, 2005 and 2004. We do not currently enter into derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have had an immaterial impact on our income before taxes for the three months ended September 30, 2005 and 2004. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At September 30, 2005, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at September 30, 2005 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

One of our subsidiaries and our predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court filed on September 14, 2004. The complaint alleged that the shipping and handling fees we charge for free products are excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and on June 17, 2005 gave final approval to the settlement. Under the terms of the settlement, we have agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on our websites, to provide all class members who purchase business cards from us for a two year period, the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the court’s final approval of the settlement and we are unable to express an opinion as to the likely outcome of this appeal.

We are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) From July 1, 2005 through September 30, 2005, we issued an aggregate of 248,549 common shares to certain of our employees and former employees upon exercise of share options granted by us under our Amended and Restated 2000-2002 Share Incentive Plan, with exercise prices ranging from $1.11 to $4.11 per share. We realized $359,135 of gross cash proceeds in connection with the issuance of these common shares. The offer and sale of these common shares were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions under a written compensatory benefit plan or written compensation contract with our employees, directors or consultants relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through employment and other relationships with us, to information about us. On September 29, 2005, we granted options under our 2005 Equity Incentive Plan to purchase an aggregate of 746,800 common shares, all at an exercise price of $12.00 per share, the initial price to the public of our common shares sold in our initial public offering.

(b) On September 29, 2005, our registration statement on Form S-1 (Registration No. 333-125470) was declared effective for our initial public offering, pursuant to which we offered and sold 11,518,320 common shares, of which 5,500,000 were sold by us and 6,018,320, which includes 1,502,390 shares sold in connection with the underwriters’ option described below, were sold by certain of our shareholders, at an initial public offering price of $12.00 per share. The underwriters in the initial public offering exercised their option to purchase the additional 1,502,390 common shares at the initial public offering price of $12.00 per share on October 5, 2005. The main offering closed on October 5, 2005 and the option portion closed on October 7, 2005 and, after the sale of all securities registered, including the underwriters’ over-allotment, and as a result, we received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). The selling shareholders received net proceeds of approximately $67.2 million (after underwriters’ discounts of $5.1 million). The underwriters of the offering were Goldman, Sachs & Co., Bear, Stearns & Co. Inc., SG Cowen & Co., LLC and Jefferies & Company, Inc. We incurred, or expect to incur, additional, estimated related expenses of approximately $1.9 million, which together with the underwriters’ discount, totaled $6.5 million in estimated expenses related to the offering, and will result in proceeds, after expenses to us of approximately $59.5 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities.

As of November 8, 2005, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we intend to invest the funds in short-term investment grade and government securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual General Meeting of Shareholders on August 31, 2005. The matters voted on at that meeting were (i) the amendment and restatement of our bye-laws in connection with our initial public offering; (ii) an increase in our share capital in connection with our initial public offering; (iii) the approval of our 2005 equity incentive plan and 2005 non-employee directors’ share option plan; (iv) the approval of the minutes from the prior year’s annual general meeting; (v) the adoption of the auditors’ report and financial statements for the fiscal year ended June 30, 2005; (vi) the waiver of consideration of a president’s report; (vii) the re-appointment of auditors; (viii) the fixing of the number of directors at not more than 7 and the election of Robert S. Keane, Fergal Mullen, George Overholser, Louis Page and Richard Riley as directors (which constituted all board members as of August 31, 2005); and (ix) that the remuneration of directors be approved by board of directors. All such matters were approved by a vote of 6,909,874 votes in favor, no votes against and no abstentions.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAPRINT LIMITED

Date: November 8, 2005	By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.