Form 10-Q
period 2005-12-31
VISTAPRINT LTD
filed 2006-02-08
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of February 1, 2006, there were outstanding 40,013,803 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$66,108	$26,402
Marketable securities	29,968	—
Accounts receivable, net of allowances of $50 and $57 at December 31, 2005 and June 30, 2005, respectively	1,062	1,186
Inventory	579	354
Deferred tax asset	632	947
Prepaid expenses and other current assets	2,966	2,021

Total current assets	101,315	30,910
Property, plant and equipment, net	37,127	29,913
Software and web site development costs, net	1,663	1,916
Patents	1,487	1,556
Deposits, image licenses and other noncurrent assets	1,841	1,691

Total assets	$143,433	$65,986

Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Trade accounts payable:
Mod-Pac Corporation	$—	$1,628
All other vendors	4,351	2,889
Accrued expenses	14,395	10,585
Deferred revenue	1,030	540
Current portion of long-term debt	1,841	1,281

Total current liabilities	21,617	16,923
Long-term debt	19,941	15,696
Commitments and contingencies
Series A redeemable convertible preferred shares, par value $0.001 per share, 0 and 11,000,000 shares authorized, 0 and 9,845,849 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively (aggregate liquidation preference of $0 and $14,080, respectively)	—	13,556
Series B redeemable convertible preferred shares, par value $0.001 per share, 0 and 13,008,515 shares authorized, 0 and 12,874,694 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively (aggregate liquidation preference of $0 and $52,915, respectively)	—	57,880
Shareholders’ equity (deficit):
Common shares, par value $0.001 per share, 500,000,000 and 39,289,197 shares authorized at December 31, 2005 and June 30, 2005, respectively; 39,964,855 and 11,374,892 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	40	11
Additional paid-in capital	135,717	2,679
Accumulated deficit	(33,945)	(41,017)
Accumulated other comprehensive income	63	258

Total shareholders’ equity (deficit)	101,875	(38,069)

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$143,433	$65,986

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited) (in thousands, except share and per share data)
Revenue	$36,366	$21,124	$65,264	$38,985
Cost of revenue (1)	11,677	8,407	22,977	15,227
Technology and development expense (1)	3,570	2,618	6,546	5,122
Marketing and selling expense (1)	12,836	8,319	22,402	14,870
General and administrative expense (1)	2,629	1,403	4,290	2,622
Loss on contract termination	—	—	—	21,000

Income (loss) from operations	5,654	377	9,049	(19,856)
Other income (expenses), net	630	(49)	683	(45)
Interest expense	259	72	485	123

Income (loss) from operations before income taxes	6,025	256	9,247	(20,024)
Income tax provision	559	152	880	283

Net income (loss)	$5,466	$104	$8,367	$(20,307)

Net income (loss) attributable to common shareholders:
Basic	$5,466	$(1,191)	$6,022	$(22,530)
Diluted	$5,466	$(1,191)	$6,096	$(22,530)
Basic net income (loss) per share	$0.14	$(0.10)	$0.23	$(1.99)

Diluted net income (loss) per share	$0.13	$(0.10)	$0.21	$(1.99)

Weighted average common shares outstanding - basic	39,956,666	11,347,172	25,858,807	11,345,089

Weighted average common shares outstanding - diluted	43,651,712	11,347,172	28,984,394	11,345,089

(1)	Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited) (in thousands)

Cost of revenue	$31	$—	$32	$—
Technology and development expense	148	—	152	—
Marketing and selling expense	35	—	38	—
General and administrative expense	112	—	117	—

	$326	$—	$339	$—

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2005	2004
	(Unaudited)
	(in thousands)
Operating activities
Net income (loss)	$8,367	$(20,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,622	2,807
Share-based compensation expense	339	—
Deferred taxes	315	33
Changes in operating assets and liabilities:
Accounts receivable	119	—
Inventory	(225)	(174)
Prepaid expenses and other assets	(1,471)	(1,672)
Accounts payable	(1,002)	870
Accrued expenses and other current liabilities	4,265	2,181

Net cash provided by (used in) operating activities	14,329	(16,262)
Investing activities
Purchases of property, plant and equipment, net	(8,932)	(7,965)
Purchases of marketable securities	(30,475)	—
Sales of marketable securities	275	—
Capitalization of software and website development costs	(867)	(990)

Net cash used in investing activities	(39,999)	(8,955)
Financing activities
Proceeds from long-term debt	5,405	2,964
Repayment of long-term debt	(482)	(80)
Payment of offering costs	(1,376)	—
Net proceeds from public offering	61,380	—
Proceeds from issuance of Series B preferred shares, net	—	22,688
Proceeds from issuance of common shares	516	12

Net cash provided by financing activities	65,443	25,584
Effect of exchange rate changes on cash	(67)	330

Net increase in cash and cash equivalents	39,706	697
Cash and cash equivalents at beginning of period	26,402	20,060

Cash and cash equivalents at end of period	$66,108	$20,757

Supplemental Noncash Financing Activities
Accretion of preferred shares	$1,295	$2,224

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), is a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Through the use of proprietary Internet-based graphic design software, 16 localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, the Company offers a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. The Company focuses on serving the graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides graphic design services and printed products to the consumer market.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customer orders from a related party, Mod-Pac Corporation (“Mod-Pac”), pursuant to a long-term supply agreement (see Note 8). In May 2005, the Company began producing printed materials for the fulfillment of North American customer orders at its newly-constructed manufacturing facility in Windsor, Ontario, Canada. Printed materials for the fulfillment of customer orders outside of North America are produced by the Company’s manufacturing facility in Venlo, the Netherlands. Since September, 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other period.

The condensed consolidated balance sheet at June 30, 2005 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1 (File No. 333-125470) declared effective by the Securities and Exchange Commission on September 29, 2005.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings or loss per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred shares represented a participating security. As of September 29, 2005, all of the outstanding redeemable convertible preferred shares were deemed to have converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company calculated net income per share for the three months ended December 31, 2005 using the if-converted method and calculated net income per share for the six months ended December 31, 2005 using the two-class method for the first 91 days of the period and the if-converted method for the remainder of the period. For the three and six months ended December 31, 2004, the Company calculated net income per share using the two-class method.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Net losses are not allocated to preferred shareholders. For all periods presented, the application of the two-class method is more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including share options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$5,466	$104	$8,367	$(20,307)

Allocation of net income (loss):
Basic:
Accretion of preferred share dividends	—	1,295	1,281	2,223
Undistributed net income allocated to preferred shareholders	—	—	1,064	—

Net income attributable to preferred shareholders	—	1,295	2,345	2,223
Net income (loss) attributable to common shareholders	5,466	(1,191)	6,022	(22,530)

Net income (loss)	$5,466	$104	$8,367	$(20,307)

Diluted:
Accretion of preferred share dividends	—	1,295	1,281	2,223
Undistributed net income allocated to preferred shareholders	—	—	990	—

Net income attributable to preferred shareholders	—	1,295	2,271	2,223
Net income (loss) attributable to common shareholders	5,466	(1,191)	6,096	(22,530)

Net income (loss)	$5,466	$104	$8,367	$(20,307)

Denominator
Weighted-average common shares outstanding	39,956,666	11,347,172	25,858,807	11,345,089
Weighted-average common shares issuable upon exercise of outstanding share options	3,695,046	—	3,125,587	—

Shares used in computing diluted net income (loss) per common share	43,651,712	11,347,172	28,984,394	11,345,089
Calculation of net income (loss) per share:
Basic:
Net income (loss) attributable to common shareholders	$5,466	$(1,191)	$6,022	$(22,530)

Weighted average common shares outstanding	39,956,666	11,347,172	25,858,807	11,345,089
Net income (loss) per common share	$0.14	$(0.10)	$0.23	$(1.99)

Diluted:
Net income (loss) attributable to common shareholders	$5,466	$(1,191)	$6,096	$(22,530)

Shares used in computing diluted net income (loss) per common share	43,651,712	11,347,172	28,984,394	11,345,089
Net income (loss) per common share	$0.13	$(0.10)	$0.21	$(1.99)

Share-Based Compensation

At December 31, 2005, the Company had three share-based employee compensation plans (see Note 6). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Board of Directors at the dates of grant. Prior to June 3, 2005, the Company had accounted for grants under those plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and as such compensation cost has not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 registration statement with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company recorded compensation cost that has been charged against income in the amounts of $326 and $339, for the three months and six months ended December 31, 2005, respectively. No compensation cost was recorded in the three and six months period ended December 31, 2004. No income tax benefit was recognized in the Unaudited Condensed Consolidated Statement of Operations for share-based compensation arrangements for each of the three and six months ended December 31, 2005 and 2004. As a result of the recognition of compensation costs, net income for the three and six months ended December 31, 2005 was $326 and $339 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended December 31, 2005 would have been $0.15 and $0.13, respectively, if the Company had continued to use APB Opinion No. 25, compared to reported basic and diluted earnings per share of $0.14 and $0.13, respectively. Basic and diluted earnings per share for the six months ended December 31, 2005 would have been $0.25 and $0.22, respectively, if the Company had continued to use APB Opinion No. 25, compared to reported basic and diluted earnings per share of $0.23 and $0.21, respectively.

Compensation costs capitalized as part of software and website development costs were $22 for each of the three and six month periods ended December 31, 2005. Compensation costs capitalized as part of software and website development costs were $0 for each of the three and six month periods ended December 31, 2004.

At December 31, 2005, there was $5,079 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.8 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is recognized using the straight-line recognition method. Weighted-average assumptions used for grants for the three and six months ended December 31, 2005 are as follows:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005
Risk-free interest rate	4.37%	4.22%
Expected dividend yield	0%	0%
Expected life (years)	4.25	4.25
Expected volatility	60%	60%
Weighted average fair value of options granted	$10.10	$6.61

3.	Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at December 31, 2005 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity (deficiency). The cost of debt securities that are deemed available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2005	June 30, 2005
Cash and cash equivalents	$66,108	$26,402
Marketable securities
Corporate Bonds	8,134	—
U.S. Government Agency Issues	6,459	—
Municipal Auction Rate Securities	15,375	—

Total Marketable Securities	29,968	—

Total cash, cash equivalents and marketable securities	$96,076	$26,402

We have not experienced any realized gains or losses on our investments in the periods presented. Gross unrealized losses at December 31, 2005 and June 30, 2005 were $43 and $0, respectively.

4.	Long-Term Debt

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10,000 equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning December 1, 2006 and continuing through December 2010, plus interest. Interest on the loan is based, at the Company’s election at the beginning of the applicable period, on a LIBOR rate plus 3.00% or Comerica’s prime rate plus 0.5%. As of December 31, 2005, the interest rate on this loan was 7.75%. At December 31, 2005, the Company had $4,175 outstanding under this term loan.

5.	Initial Public Offering

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

6.	Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved in total 9,000,000 common shares for such awards. The Company’s Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s initial public offering. As of December 31, 2005, there were options outstanding in the amount of 6,314,435 common shares under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred into the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options granted to U.S. tax residents under the 2000-2002 Plan may be “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Plan, adopted by the Board of Directors in July 2005, provides for employees, officers, directors, consultants and advisors to receive restricted share awards or other share-based awards or be granted options to purchase the Company’s common shares. Under the 2005 Plan, the Company has currently reserved 1,880,331 shares for such awards. The number of shares available for award may be increased by up to 500,000 shares each year on April 1, subject to an overall maximum of 2,000,000 shares over the life of the 2005 Plan. In addition, in the event that an outstanding award under the 2000-2002 Plan terminates without being exercised in full, the remaining unexercised shares subject to such award will be added to the shares available for award under the 2005 Plan. As of December 31, 2005, there were options outstanding in the amount of 840,452 common shares under the 2005 Plan.

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

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards. On July 1 of each year of the term of the Directors’ Plan, the number of shares available under the Directors’ Plan may be increased by an amount equal to the number of shares granted during the Company’s prior fiscal year under the Plan. As of December 31, 2005, there were no options outstanding under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the six months ended December 31, 2005 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the period	6,811,544	$7.23
Granted	847,952	$12.92
Exercised	(369,420)	$1.40
Forfeited/cancelled	(135,189)	$7.80

Outstanding at the end of the period	7,154,887	$8.20

Exercisable at the end of the period	1,963,390	$1.94

The weighted average remaining contractual life of options outstanding was 8.4 years at December 31, 2005. The weighted average remaining contractual life of options exercisable was 6.1 years at December 31, 2005.

The Company has an aggregate of 1,289,879 common shares reserved for issuance under its option plans as of December 31, 2005.

The following table represents weighted average price and life information about significant option groups outstanding at December 31, 2005:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – 1.90	1,590,875	5.51	$1.24	1,472,659	$1.22
$4.11	1,285,800	8.37	4.11	490,731	4.11
$7.00	348,200	9.25	7.00	—	—
$12.00 – 12.33	3,828,860	9.48	12.27	—	—
$16.93 – 22.75	101,152	9.46	19.68	—	—

$1.11 – 22.75	7,154,887	8.39	$8.20	1,963,390	$1.94

As of December 31, 2005, the Company had outstanding options to acquire an aggregate of 7,154,887 common shares with an intrinsic value of $104,123. Of the outstanding options, 1,963,390 common shares had vested as of December 31, 2005, representing an intrinsic value of $40,860, and 5,191,497 common shares were unvested, representing an intrinsic value of $63,263. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004, was $1,655 and $3, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2005 and 2004, was $4,289 and $4, respectively.

7.	Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net loss, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation for comprehensive income (loss) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$5,466	$104	$8,367	$(20,307)
Unrealized gain (loss) on marketable securities	(43)	—	(43)	—
Cumulative translation adjustments	(120)	920	(152)	1,093

Comprehensive income (loss)	$5,303	$1,024	$8,172	$(19,214)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31, 2005	June 30, 2005
Unrealized gain (loss) on marketable securities	$(43)	$—
Cumulative translation adjustments	106	258

Accumulated other comprehensive income (loss)	$63	$258

8.	Related-Party Transactions

Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation. The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. The father of the President and CEO of the Company is also a shareholder of the Company. In the three months ended December 31, 2005 and 2004, the Company purchased goods and services from Mod-Pac of $0 and $4,659, respectively. In the six months ended December 31, 2005 and 2004, the Company purchased goods and services from Mod-Pac of $3,257 and $8,701 respectively. As of December 31, 2005 and June 30, 2005, the Company owed Mod-Pac $0 and $2,295, respectively.

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

On August 30, 2004, the Company paid to Mod-Pac a termination fee of $22,000 in consideration of the termination of the existing Supply Agreements and Mod-Pac entering into the New Supply Agreement. As a result of this payment and agreements, the Company recorded a loss of $21,000. The Company deferred $1,000 of the total termination fee of $22,000, representing the effective reduction of the mark-up on costs of purchased product estimated to be purchased over the contract period of the New Supply Agreement. This deferral was recorded as a deferred cost within prepaid and other current assets on the Company’s consolidated balance sheet and was amortized over the twelve month term of the New Supply Agreement.

On April 15, 2005, the Company signed an amendment to the New Supply Agreement with Mod-Pac which permitted the Company to manufacture printed products destined for North American customers at its production facility in Windsor, Ontario, Canada. In exchange, the Company paid to Mod-Pac a fee for each unit shipped based on the type of item produced until August 30, 2005. In addition, the Company and Mod-Pac agreed to fixed prices per product for any purchase orders that the Company may place with Mod-Pac for printed products during the period from August 31, 2005 to August 30, 2006. The Company has no minimum purchase commitments during this period. Since August 30, 2005, the Company has not placed any orders with Mod-Pac.

9.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
United States	$25,892	$14,932	$47,013	$28,220
Non-United States	10,474	6,192	18,251	10,765

Total revenues	$36,366	$21,124	$65,264	$38,985

	December 31, 2005	June 30, 2005
Long-lived assets:
Canada	$21,412	$13,587
Netherlands	13,959	14,535
Bermuda	4,031	4,272
United States	1,754	1,792
Jamaica	962	890

	$42,118	$35,076

10.	Commitments and Contingencies

Purchase Commitments

At December 31, 2005, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $3,700.

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

11.	Subsequent Event

On January 23, 2006, the Company entered into a Transition Agreement (the “Transition Agreement”) with the Company’s Chief Financial Officer (“CFO”). Pursuant to the terms of the Transition Agreement, the CFO has agreed to remain employed through at least June 30, 2006. After June 30, 2006, either the CFO or the Company may terminate employment with or without cause and without prior notice. In the event that the CFO’s employment is terminated after June 30, 2006, he will continue to provide consulting services to the Company through January 1, 2007. Upon termination of his employment, he will receive six months of base salary and bonus and six months of benefit continuation. Through January 1, 2007, the share options granted to the CFO in February 2004 for an aggregate of 300,000 common shares of the Company will continue to vest in accordance with the vesting schedules set forth in such options. On January 1, 2007, any unvested portion of such share options will become immediately exercisable in full. The Company expects to record a share-based compensation charge related to the accelerated vesting of the options of approximately $1.6 million in each of the March 2006 and June 2006 quarters. Upon the CFO’s termination of employment, all remaining vesting of the share option granted to the CFO in May 2005 for 350,000 common shares shall cease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide with over 6,000,000 customers in more than 120 countries. We offer a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, 16 localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. We believe that our value proposition has allowed us to successfully penetrate the large, fragmented, geographically dispersed and underserved small business and consumer markets.

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

Revenue. We generate revenues primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We typically receive payment within two business days after a customer places an order. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs and orders that are placed on the merchants’ websites. For the fiscal quarter ended December 31, 2005, we generated less than 10% of our revenues from these order referral fees. An increasing portion of our revenues are derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 61% of revenue for the quarter ended December 31, 2005 as compared to 57% of revenue for the fiscal quarter ended December 31, 2004. To understand our revenue trends, we monitor several key metrics including:

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

On July 2, 2004, we entered into a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements with Mod-Pac as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which became effective August 30, 2004. Under the new supply agreement, Mod-Pac retained the exclusive supply rights for products shipped to North America through August 30, 2005. The cost of printing and fulfillment services in effect prior to the termination agreement reflected Mod-Pac’s actual costs plus 33%. The cost of these services under the new supply agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price we paid per product to costs of production plus 25%. We further amended the new supply agreement in April 2005 to permit us to manufacture products destined for North American customers in exchange for the payment of a fee to Mod-Pac for each unit shipped. The new supply agreement expired on August 30, 2005; however, we and Mod-Pac have agreed to fixed prices on any purchase orders that we may place with Mod-Pac during the period from August 31, 2005 to August 30, 2006. We have no minimum purchase commitments during this period. Since August 30, 2005, we have not placed any orders with Mod-Pac.

In September 2004, we began construction of our new printing facility in Windsor, Ontario, Canada. In May 2005, this printing facility began printing and shipping products to North American customers. We increased the volume of orders being produced at our Canadian facility in each subsequent month while the volume of orders produced at Mod-Pac decreased. As of September 2005, we were producing 100% of our North American orders internally. During the transition to our Canadian facility, we incurred duplicate costs of labor and overhead, resulting in increased cost of revenue as a percentage of revenue.

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

General and administrative expense. General and administrative expense consists of general corporate costs, including salary and related payroll benefit expenses of employees involved in finance, accounting, human resources and general executive management. As a public company, we have incurred and will incur additional legal and accounting costs in order to comply with regulatory reporting requirements, as well as additional costs associated with being a public company, such as investor relations and higher insurance premiums.

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

Initial Public Offering. On September 29, 2005, we effected our initial public offering (“IPO”) in which we sold 5,500,000 common shares at a price of $12.00 per share. The net proceeds of the IPO to us, which we received on October 5, 2005, were approximately $61.4 million after deducting underwriting discounts. Upon the closing of the IPO, all of our outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Consolidated Statement of
Operations Data:
As a percentage of revenue:
Revenue	100%	100%	100%	100%
Cost of revenue	32%	40%	35%	39%
Technology and development expense	10%	13%	10%	13%
Marketing and selling expense	35%	39%	34%	38%
General and administrative expense	7%	7%	7%	7%
Loss on contract termination	0%	0%	0%	54%

Income (loss) from operations	16%	1%	14%	(51%)
Other income (expenses), net	2%	0%	1%	0%
Interest expense	1%	0%	1%	0%

Income (loss) from operations before income taxes	17%	1%	14%	(51%)

Income tax provision	2%	1%	1%	1%

Net income (loss)	15%	0%	13%	(52%)

Comparisons of the Three and Six Month Periods Ended December 31, 2005 and 2004

In thousands	Three months ended December 31,			Six months ended December 31,
	2005	2004	2005-2004 % Change	2005	2004	2005-2004 % Change
Revenues	$36,366	$21,124	72%	$65,264	$38,985	67%
Cost of revenue	$11,677	$8,407	39%	$22,977	$15,227	51%
% of revenue	32.1%	39.8%		35.2%	39.1%

The increases in revenues from the three and six months ended December 31, 2004 to the three and six months ended December 31, 2005 were primarily attributable to increases in website sales of our printed products. These increases include a favorable seasonal impact from increased consumer product sales driven primarily by our holiday products. The overall revenue growth during these periods was driven by increases in website sessions and the average order value of shipments. For the three and six months ended December 31, 2005, our website sessions grew by 77% and 60%, respectively, and our average order value grew by 4% and 7%, respectively, to approximately $31, compared to the same periods in 2004. Revenue from repeat customers increased from 57% and 56% of revenue in the three and six months ended December 31, 2004, respectively, to 61% and 60%, respectively, for the same periods in 2005. Revenue from our non-United States websites accounted for 29% and 28% of total revenue for the three and six months ended December 31, 2005, respectively, compared to 29% and 28%, respectively, for the same periods in 2004.

The increase in cost of revenue from the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2005 was primarily attributable to the increased volume of shipments of printed products during these periods. The decrease in the cost of revenue as a percentage of total revenue for the three and six months ended December 31, 2005 was primarily driven by lower product costs at our Windsor production facility as we fully transitioned production volume from our former third party print vendor, Mod-Pac, to our Windsor facility. As of September 2005, we were producing 100% of our North American orders internally.

In thousands	Three months ended December 31,			Six months ended December 31,
	2005	2004	2005-2004 % Change	2005	2004	2005-2004 % Change
Technology and development expense	$3,570	$2,618	36%	$6,546	$5,122	28%
% of revenue	9.8%	12.4%		10.0%	13.1%
Marketing and selling expense	$12,836	$8,319	54%	$22,402	$14,870	51%
% of revenue	35.3%	39.4%		34.3%	38.1%
General and administrative expense	$2,629	$1,403	87%	$4,290	$2,622	64%
% of revenue	7.2%	6.6%		6.6%	6.7%
Loss on contract termination	$—	$—		$—	$21,000	-100%
% of revenue	0.0%	0.0%		0.0%	53.9%

Total operating expenses	$19,035	$12,340	54%	$33,238	$43,614	-24%

% of revenue	52%	58%		51%	112%

The increases in our technology and development expenses of $1.0 million and $1.4 million for the three and six months ended December 31, 2005 as compared to the same periods in 2004 were primarily due to increased payroll and benefit costs of $0.8 million and $1.1 million, respectively, associated with employee hiring in our technology development and infrastructure support organizations. In addition, to support our continued revenue growth during these periods, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $0.2 million and $0.3 million for the three and six months ended December 31, 2005, respectively, as compared to the same periods in 2004.

The increases in our marketing and selling expenses of $4.5 million and $7.5 million for the three and six months ended December 31, 2005 as compared to the same periods in 2004 were driven primarily by increases of $3.3 million and $4.9 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base and increases in payroll and benefits related costs of $0.6 million and $1.6 million. During these periods, we continued to expand our marketing organization and our design, sales and services center. At December 31, 2005, we employed 296 employees in these organizations compared to 269 employees at December 31, 2004. In addition, payment processing fees paid to third-parties increased by $0.5 million and $0.9 million during the three and six months ended December 31, 2005, respectively, as compared to the same periods in 2004 due to increased order volumes.

The increases in our general and administrative expenses of $1.2 million and $1.7 million for the three and six months ended December 31, 2005 as compared to the same periods in 2004 were primarily due to increases in payroll related costs of $0.5 million and $0.6 million resulting from the growth of our finance and human resource organizations, as well as increased insurance costs and third party professional fees.

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

Other income (expenses), net

Other income (expenses), net changed by $0.7 million and $0.7 million to $0.6 million and $0.7 million of income, for the three and six months ended December 31, 2005, respectively, as compared to the same periods in 2004. The increases in income were primarily due to increases in interest income resulting from our investments in cash and cash equivalents and marketable securities.

Interest expense

Interest expense increased by $0.2 million and $0.4 million for the three and six months ended December 31, 2005 to $0.3 million and $0.5 million, respectively, as compared to $0.1 million and $0.1 million for the three and six months ended December 31, 2004, respectively, due to our bank loan obligations that were used to finance in part the construction of our Dutch and Canadian production facilities.

Income tax provision

In thousands	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Income taxes:
Income tax provision	$559	$152	$880	$283
Effective tax rate	9.3%	59.4%	9.5%	1.4%

For the three and six months ended December 31, 2005, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada. The taxable income for the United States, Dutch and Canadian entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements. The resulting tax liability is incurred regardless of whether the consolidated group is profitable. For the three months ended December 31, 2004, consolidated pretax income was $0.3 million or 1% of revenue, which resulted in the effective tax rate of 59.4%. For the three months ended December 31, 2005, our consolidated pretax income increased to $6.0 million or 17% of revenue, which resulted in a lower effective tax rate of 9.3%. The effective tax rate of 1% for the six months ended December 31, 2004 is a result of a consolidated pre-tax loss of $20.0 million, attributable primarily to the $21.0 million loss on the contract termination recorded by VistaPrint Limited which, as a Bermuda company, has no tax imposed on its profits or income. Due to the lack of taxes imposed on profits or income in Bermuda, no tax benefit was generated.

Net income (loss)

Our net income for the three months ended December 31, 2005 was $5.5 million or 15% of revenue compared to $0.1 million or 0.5% of revenue for the three months ended December 31, 2004. Our net income for the six months ended December 31, 2005 was $8.4 million or 13% of revenue compared to a net loss of $20.3 million or 52% of revenue for the six months ended December 31, 2004. Included in this loss is the $21.0 million loss on contract termination related to the termination of our then existing supply agreements with Mod-Pac.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Six months ended December 31,
	2005	2004
	(in thousands)
Capital expenditures	$(8,932)	$(7,965)
Development of software and website	(867)	(990)
Depreciation and amortization	3,622	2,807
Cash flows from (used in) operating activities	14,329	(16,262)
Cash flows used in investing activities	(39,999)	(8,955)
Cash flows from financing activities	65,443	25,584

As a result of our IPO in September 2005, we raised $61.4 million of proceeds, net of underwriters’ discount, which we received on October 5, 2005. At December 31, 2005, we had $96.1 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, U.S. government agency issues and municipal auction rate securities. Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q describes further the composition of our marketable securities. Historically, we have financed our operations through internally generated cash flows from operations, private sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations, together with the proceeds from our initial public offering, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, the provision for doubtful accounts, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended December 31, 2005 was $14.3 million and consisted of net income of $8.4 million, positive adjustments for non-cash items of $4.2 million and $1.7 million provided by working capital and other activities. Adjustments for non-cash items primarily included $3.6 million of depreciation and amortization expense on property and equipment and software and website development costs, $0.3 million of share compensation expenses and $0.3 million of deferred taxes. Working capital and other activities primarily consisted of an increase of $4.3 million in accrued expenses and other liabilities partially offset by a decrease of $1.0 million in accounts payable and an increase of $1.5 million in prepaid expenses and other assets.

Cash used in operating activities in the six months ended December 31, 2004 was $16.3 million and consisted of a net loss of $20.3 million, positive adjustments for non-cash items of $2.8 million and $1.2 million provided by working capital and other activities. The net loss is attributable to the $22.0 million termination fee paid in August 2004 in consideration of the termination of all then existing supply agreements with Mod-Pac, of which $21.0 million was recorded as a loss on contract termination. Adjustments for non-cash items primarily included $2.8 million of depreciation and amortization expense on property and equipment and software and website development costs. Working capital and other activities primarily consisted of an increase of $2.2 million in accrued expenses and other current liabilities and an increase of $0.9 million in accounts payable partially offset by an increase of $1.7 million in prepaid expenses and other assets.

Investing Activities. Cash used in investing activities in the six months ended December 31, 2005 of $40.0 million was attributable to net purchases of marketable securities of $30.2 million resulting from the investment of a portion of the net proceeds received from the initial public offering, capital expenditures of $8.9 million, and capitalized software and website development costs of $0.9 million. Capital expenditures of $7.0 million were related to the purchase of print production equipment for our printing facility located in Windsor, Ontario, Canada and $1.0 million were related to purchases of information technology assets.

Cash used in investing activities in the six months ended December 31, 2004 of $9.0 million was attributable to capital expenditures of $8.0 million and capitalized software and website development costs of $1.0 million. Capital expenditures of $3.1 million were related to the purchase of print production equipment for our Dutch printing facility, $2.7 million related to the construction of our Canadian printing facility and $1.4 million were related to purchases of information technology assets.

Financing Activities. Cash provided by financing activities in the six months ended December 31, 2005 of $65.4 million was primarily attributable to the net proceeds received from our IPO of $61.4 million, partially offset by the payment of offering costs of $1.4 million, and net borrowings from equipment loan facilities of $4.9 million associated with the purchase of production equipment for our Canadian and Dutch printing facilities.

Cash provided by financing activities in the six months ended December 31, 2004 of $25.6 million was attributable to proceeds of $22.7 million received from the issuance of our series B preferred shares and net borrowings from equipment loan facilities of $2.9 million associated with the purchase of production equipment for our Canadian and Dutch printing facilities

Contractual Obligations

Contractual obligations at December 31, 2005 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations	$21,782	$1,841	$4,703	$9,193	$6,045
Operating Lease Obligations	1,568	1,196	372	—	—

Total	$23,350	$3,037	$5,075	$9,193	$6,045

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($74,000 at December 31, 2005), beginning October 1, 2004 and continuing through 2024. Interest on the loan accrues at a rate equal to a EURIBOR rate plus 1.15%. As of December 31, 2005, the interest rate on this loan was 3.32%.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($59,000 at December 31, 2005), beginning April 1, 2005 and continuing through 2011. Interest on the loan accrues at a EURIBOR rate plus 1.40%. As of December 31, 2005, the interest rate on this loan was 3.57%.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest. Interest on the equipment term loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning December 1, 2006 and continuing through 2010, plus interest. Interest on the loan is based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00% or Comerica’s prime rate plus 0.5%. As of December 31, 2005, the interest rate on this loan was 7.75%.

Operating Leases. We rent office space under operating leases expiring on April 30, 2009 and April 30, 2007. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At December 31, 2005, we have unrecorded commitments under contracts to purchase print production equipment of approximately $3.7 million compared to approximately $4.7 million at June 30, 2005.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended December 31, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Registration Statement on Form S-1 (File No. 333-125470) declared effective by the Securities and Exchange Commission on September 29, 2005, except with regards to share-based compensation, as discussed below.

Share-based compensation. Prior to June 3, 2005, we had accounted for grants under our share plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and as such compensation cost has not been recognized on those grants. Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by us beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, which is the date we filed our Registration Statement on Form S-1 registration statement with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition guidelines of Statement 123(R), results for prior periods have not been restated. No share-based employee compensation cost was recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months ended December 31, 2005.

At December 31, 2005, there was $5.1 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 3.8 years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents, short term investments and variable rate borrowings under our existing bank credit facilities. At December 31, 2005, we had unrestricted cash and cash equivalents totaling $68.6 million and short-term investments totaling $27.5 million. These amounts were invested primarily in money market funds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at December 31, 2005.

Our results of operations are affected by changes in market interest rates on outstanding variable rate bank borrowings. However, we believe that a hypothetical 100 basis-point adverse change in interest rates for the three month and six month periods ended December 31, 2005 would not have a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. The majority of our sales outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Dutch subsidiary translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended December 31, 2005. We do not currently enter into derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have had an immaterial impact on our income before taxes for the three months ended December 31, 2005. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At December 31, 2005, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2005 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those contained in forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are dependent on our newly constructed Canadian facility for the production of printed products sold to North American customers and any significant interruption in the operations of this facility or any inability to increase capacity at this facility would have an adverse impact on our business.

While we historically had relied on an exclusive supply relationship with Mod-Pac Corporation to produce our printed products for the North American market, this exclusive supply arrangement terminated on August 30, 2005. In September 2004, we began construction of our own printing facility in Windsor, Ontario, Canada. In May 2005, we began shipping products from this facility and have been manufacturing 100% of our North American production internally since September 2005. The length of time we have been operating this Canadian facility is very limited. We are continuing to work to ensure that we can satisfy all of our North American production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities, we would likely turn to our former supplier, Mod-Pac Corporation, or an alternative supplier to supplement our production capacity. However, Mod-Pac or an alternative supplier may not be able to meet our requirements on a timely basis or on commercially acceptable terms. For example, while Mod-Pac has agreed to use its best efforts to supply printed products to us through August 30, 2006 at specified terms upon receipt of an order from us, the pricing of products under this arrangement may not be commercially acceptable to us at the volume levels we may require. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our Canadian facility and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

We incurred start-up, production ramp-up, training and related costs in connection with the Canadian facility. We may suffer a decreased level of production efficiency during the ramp-up period at this facility. During this period, our cost of revenue as a percentage of revenue may not be consistent with historical levels, which could have an adverse effect on our results of operations during this ramp-up period.

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

In December 2004, the Financial Accounting Standards Board issued Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost will be measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which is the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for the three and six months ended December 31, 2005. We expect that we will continue to use share options to attract, incentivize and retain our employees. Therefore, the resulting share-based compensation expense will continue to increase which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

In addition, concurrent with the transition agreement entered into with Paul Flanagan, our Chief Financial Officer, on January 23, 2006, a modification of the vesting terms of existing share option grants provided to him has resulted, effectively accelerating the service vesting period of these grants. The provisions of Statement 123(R) require that a compensation charge be recorded related to this modification. The resulting charge of approximately $3.2 million will be recognized over the next two quarters ending March 31, 2006 and June 30, 2006, and will decrease our reported earnings per share for those fiscal quarters.

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

Various private ‘spam’ blacklisting or similar entities have in the past, and may in the future, interfere with our e-mail solicitation and the operation of our websites and our ability to conduct business.

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

Any failure of our printing production equipment may prevent the production of orders and interfere with our ability to fulfill orders. Substantially all of our production operations are performed in two facilities: our Dutch printing facility serving European and Asia-Pacific markets and our Windsor, Ontario facility serving North American markets.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our President and Chief Executive Officer, Paul Flanagan, our Chief Financial Officer, Janet Holian, our Chief Marketing Officer, and Alexander Schowtka, our Chief Operating Officer. None of Mr. Keane, Ms. Holian or Mr. Schowtka is a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. Mr. Flanagan has entered into a transition agreement under which he will remain employed until June 30, 2006 and will cease being our Chief Financial Officer sooner if a replacement is hired. We have not yet identified a replacement for Mr. Flanagan as Chief Financial Officer. The loss of one or more of these key employees, or our inability to hire a suitable replacement for Mr. Flanagan, may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 560 employees as of December 31, 2005, with website operations, offices, production facilities and customer support centers in Bermuda, the United States, the Netherlands, Jamaica and Canada. This brisk and substantial growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least five countries.

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

For the three months ended December 31, 2005, we derived 71% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has in some instances resulted in delayed delivery of orders. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

We have limited experience in managing operations in multiple countries and if we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

We have a limited history of managing non-United States operations. From March 2001 to January 2004, all of our business was conducted from our one facility located in the United States and from our website operations in Bermuda. Over the past two years, we expanded our business to include operations in five different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda and technology development, marketing, finance and administrative offices in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months year ended December 31, 2005, we derived 29% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

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

We currently hold seven issued United States patents, two issued European patents and one issued French patent. We have more than 30 patent applications pending in the United States and we intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our newest European patent have recently been filed. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in 15 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada and Japan. Additional applications for the VistaPrint mark are pending. Our competitors or other entities may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s announced decision to name its next generation operating system “Microsoft Windows Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term VistaPrint or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs, expenses or liability, lose our exclusive rights or be required to stop certain of our business activities.

A third party may sue us for infringing its intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. Likewise, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. For example, in November 2004 we received a letter from attorneys representing Daniel Keane, the chief executive officer of Mod-Pac, our former North American printing supplier, and the brother of Robert S. Keane, our chief executive officer, claiming an inventorship interest in our issued United States patent relating to printing aggregation. If Daniel Keane were to commence an action to assert this claim and were successful in establishing co-inventorship, he would be able to use, and license to others the right to use, this patent without paying any compensation to us. We have informed Daniel Keane that we believe he does not qualify as a co-inventor, but there can be no guarantee that he will not commence a formal action or that, if commenced, we will be successful in defending against such action. Similarly, Daniel Keane may claim inventorship in our other patents or pending applications relating to printing aggregation and may accordingly obtain an interest in these other patents and pending applications.

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

For the three month period ended December 31, 2005, we derived less than 10% of our revenues from order referral fees paid to us by merchants for customer click-throughs and orders. In general, these third parties offer memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these third parties have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we have recently begun to offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third parties. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

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

There has only been a public market for our common shares since the completion of our initial public offering in late September 2005. The trading market in our common shares may be volatile. The market prices of the securities of e-commerce and other Internet-related companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our common shares, regardless of our actual operating performance.

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

The market price of our common shares could decline as a result of sales of common shares by our existing shareholders, including by our directors, officers or their affiliates, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The holders of approximately 28.0 million, or approximately 70%, of our outstanding common shares are currently restricted from selling common shares as a result of lock-up agreements and other contractual arrangements that will expire on March 28, 2006. The lock-up agreements delivered by shareholders, including our directors and executive officers, provide that Goldman, Sachs & Co., in its sole discretion, may release any of those parties, at any time or from time to time and without notice, from obligations under these agreements, including the obligation not to dispose of common shares prior to March 28, 2006. In addition, holders of approximately 26.3 million common shares have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. We have also registered the issuance of all common shares that we may issue under our option plans and these shares can be freely sold in the public market upon issuance, subject to the lock-up agreements discussed above. Due to these factors, sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) From October 1, 2005 through December 31, 2005, we issued an aggregate of 113,671 unregistered common shares to certain of our employees and former employees upon exercise of share options granted by us under our Amended and Restated 2000-2002 Share Incentive Plan, with exercise prices ranging from $1.11 to $4.11 per share. We realized $137,061 of gross cash proceeds in connection with the issuance of these unregistered common shares. The offer and sale of these common shares were exempt from registration under the Securities Act in reliance upon upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions under a written compensatory contract with our employees, directors or consultants relating to compensation as provided under Rule 701. From October 1, 2005 through December 31, 2005, we granted options under our 2005 Equity Incentive Plan to purchase an aggregate of 101,152 common shares, at exercise prices ranging from $16.93 to $22.75, in each case equal to the closing price of our common shares on the Nasdaq National Market System on the date of grant.

(b) On September 29, 2005, our registration statement on Form S-1 (Registration No. 333-125470) was declared effective for our initial public offering, pursuant to which we offered and sold 11,518,320 common shares, of which 5,500,000 were sold by us and 6,018,320, which includes 1,502,390 shares sold in connection with the underwriters’ option described below, were sold by certain of our shareholders, at an initial public offering price of $12.00 per share. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred, or expect to incur, additional, estimated related expenses of approximately $1.9 million, resulting in proceeds, after expenses, to us of approximately $59.5 million.

As of February 8, 2006, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 15, 2005).

10.2	Transition Agreement dated January 23, 2006 between the registrant, VistaPrint USA, Incorporated and Paul C. Flanagan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 24, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAPRINT LIMITED

Date: February 8, 2006	By:	/s/ PAUL C. FLANAGAN
Paul C. Flanagan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 15, 2005).

10.2	Transition Agreement dated January 23, 2006 between the registrant, VistaPrint USA, Incorporated and Paul C. Flanagan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 24, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.