Form 10-Q
period 2006-03-31
VISTAPRINT LTD
filed 2006-04-28
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2006, there were outstanding 40,099,715 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$59,558	$26,402
Marketable securities	41,013	—
Accounts receivable, net of allowances of $50 and $57 at March 31, 2006 and June 30, 2005, respectively	1,597	1,186
Inventory	948	354
Prepaid expenses and other current assets	3,510	2,651

Total current assets	106,626	30,593
Property, plant and equipment, net	42,221	29,913
Software and web site development costs, net	2,051	1,916
Patents	1,452	1,556
Deferred tax asset	582	317
Deposits, image licenses and other noncurrent assets	2,089	1,691

Total assets	$155,021	$65,986

Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Trade accounts payable:
Mod-Pac Corporation	$—	$1,628
All other vendors	2,565	2,889
Accrued expenses	15,418	10,585
Deferred revenue	2,107	540
Current portion of long-term debt	2,162	1,281

Total current liabilities	22,252	16,923
Long-term debt	23,134	15,696
Commitments and contingencies
Series A redeemable convertible preferred shares, par value $0.001 per share, 0 and 11,000,000 shares authorized, 0 and 9,845,849 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively (aggregate liquidation preference of $0 and $14,080, respectively)	—	13,556
Series B redeemable convertible preferred shares, par value $0.001 per share, 0 and 13,008,515 shares authorized, 0 and 12,874,694 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively (aggregate liquidation preference of $0 and $52,915, respectively)	—	57,880
Shareholders’ equity (deficit):
Common shares, par value $0.001 per share, 500,000,000 and 39,289,197 shares authorized at March 31, 2006 and June 30, 2005, respectively; 40,037,580 and 11,374,892 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	40	11
Additional paid-in capital	137,991	2,679
Accumulated deficit	(28,680)	(41,017)
Accumulated other comprehensive income	284	258

Total shareholders’ equity (deficit)	109,635	(38,069)

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$155,021	$65,986

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited) (in thousands, except share and per share data)
Revenue	$41,603	$25,074	$106,867	$64,059
Cost of revenue (1)	12,225	10,078	35,202	25,305
Technology and development expense (1)	4,110	2,834	10,656	7,956
Marketing and selling expense (1)	14,299	8,643	36,701	23,513
General and administrative expense (1)	5,828	1,504	10,118	4,126
Loss on contract termination	—	—	—	21,000

Income (loss) from operations	5,141	2,015	14,190	(17,841)
Other income (expenses), net	723	15	1,406	(30)
Interest expense	337	75	822	198

Income (loss) from operations before income taxes	5,527	1,955	14,774	(18,069)
Income tax provision (benefit)	263	(280)	1,143	3

Net income (loss)	$5,264	$2,235	$13,631	$(18,072)

Net income (loss) attributable to common shareholders:
Basic	$5,264	$313	$11,286	$(21,591)
Diluted	$5,264	$351	$11,360	$(21,591)

Basic net income (loss) per share	$0.13	$0.03	$0.37	$(1.90)

Diluted net income (loss) per share	$0.12	$0.03	$0.33	$(1.90)

Weighted average common shares outstanding - basic	40,011,954	11,369,568	30,576,523	11,353,249

Weighted average common shares outstanding - diluted	44,979,724	13,538,871	34,316,171	11,353,249

(1) Share-based compensation is allocated as follows:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited) (in thousands)
Cost of revenue	$26	$—	$58	$—
Technology and development expense	196	—	348	—
Marketing and selling expense	51	—	89	—
General and administrative expense	1,908	—	2,025	—

	$2,181	$—	$2,520	$—

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2006	2005
	(Unaudited)
	(in thousands)
Operating activities
Net income (loss)	$13,631	$(18,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,575	4,325
Share-based compensation expense	2,520	—
Deferred taxes	159	(420)
Changes in operating assets and liabilities:
Accounts receivable	(414)	(405)
Inventory	(589)	(120)
Prepaid expenses and other assets	(1,957)	(1,405)
Accounts payable	(1,968)	331
Accrued expenses and other current liabilities	6,285	4,328

Net cash provided by (used in) operating activities	23,242	(11,438)
Investing activities
Purchases of property, plant and equipment, net	(15,948)	(14,098)
Purchases of marketable securities	(53,808)	—
Sales of marketable securities	12,475	—
Capitalization of software and website development costs	(1,736)	(1,450)

Net cash used in investing activities	(59,017)	(15,548)
Financing activities
Proceeds from long-term debt	9,214	8,136
Repayment of long-term debt	(933)	(162)
Payment of offering costs	(1,384)	—
Net proceeds from public offering	61,380	—
Proceeds from issuance of Series B preferred shares, net	—	22,688
Proceeds from issuance of common shares	609	46

Net cash provided by financing activities	68,886	30,708
Effect of exchange rate changes on cash	45	230

Net increase in cash and cash equivalents	33,156	3,952
Cash and cash equivalents at beginning of period	26,402	20,060

Cash and cash equivalents at end of period	$59,558	$24,012

Supplemental Noncash Financing Activities
Accretion of preferred shares	$1,295	$3,519

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or for any other period.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings or loss per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred shares represented a participating security. As of September 29, 2005, all of the outstanding redeemable convertible preferred shares were deemed to have converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company calculated net income per share for the three months ended March 31, 2006 using the if-converted method and calculated net income per share for the nine months ended March 31, 2006 using the two-class method for the first 91 days of the period and the if-converted method for the remainder of the period. For the three and nine months ended March 31, 2005, the Company calculated net income per share using the two-class method.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the fiscal period.

Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under the two-class method, the Company allocated net income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Net losses are not allocated to preferred shareholders. For all periods presented, the application of the two-class method is as dilutive or more dilutive than the if-converted method. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including share options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$5,264	$2,235	$13,631	$(18,072)

Allocation of net income (loss):
Basic:
Accretion of preferred share dividends	—	1,295	1,281	3,519
Undistributed net income allocated to preferred shareholders	—	627	1,064	—

Net income attributable to preferred shareholders	—	1,922	2,345	3,519
Net income (loss) attributable to common shareholders	5,264	313	11,286	(21,591)

Net income (loss)	$5,264	$2,235	$13,631	$(18,072)

Diluted:
Accretion of preferred share dividends	—	1,295	1,281	3,519
Undistributed net income allocated to preferred shareholders	—	589	990	—

Net income attributable to preferred shareholders	—	1,884	2,271	3,519
Net income (loss) attributable to common shareholders	5,264	351	11,360	(21,591)

Net income (loss)	$5,264	$2,235	$13,631	$(18,072)

Denominator
Weighted-average common shares outstanding	40,011,954	11,369,568	30,576,523	11,353,249
Weighted-average common shares issuable upon exercise of outstanding share options	4,967,770	2,169,303	3,739,648	—

Shares used in computing diluted net income (loss) per common share	44,979,724	13,538,871	34,316,171	11,353,249
Calculation of net income (loss) per share:
Basic:
Net income (loss) attributable to common shareholders	$5,264	$313	$11,286	$(21,591)

Weighted average common shares outstanding	40,011,954	11,369,568	30,576,523	11,353,249
Net income (loss) per common share	$0.13	$0.03	$0.37	$(1.90)

Diluted:
Net income (loss) attributable to common shareholders	$5,264	$351	$11,360	$(21,591)

Shares used in computing diluted net income (loss) per common share	44,979,724	13,538,871	34,316,171	11,353,249
Net income (loss) per common share	$0.12	$0.03	$0.33	$(1.90)

Share-Based Compensation

At March 31, 2006, the Company had three share-based compensation plans (see Note 6). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the

Board of Directors at the dates of grant. Prior to June 3, 2005, the Company had accounted for grants under those plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and as such compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company recorded compensation cost that has been charged against income in the amounts of $2,181 and $2,520, for the three and nine months ended March 31, 2006, respectively. No compensation cost was recorded in the three and nine months period ended March 31, 2005. No income tax benefit was recognized in the Unaudited Condensed Consolidated Statements of Operations for share-based compensation arrangements for each of the three and nine months ended March 31, 2006 and 2005. As a result of the recognition of share-based compensation costs, net income for the three and nine months ended March 31, 2006 was $2,181 and $2,520 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.19 and $0.17, respectively, if the Company had continued to use APB Opinion No. 25, compared to reported basic and diluted earnings per share of $0.13 and $0.12, respectively. Basic and diluted earnings per share for the nine months ended March 31, 2006 would have been $0.45 and $0.40, respectively, if the Company had continued to use APB Opinion No. 25, compared to reported basic and diluted earnings per share of $0.37 and $0.33, respectively.

Compensation costs capitalized as part of software and website development costs were $77 and $99 for the three and nine months ended March 31, 2006, respectively. Compensation costs capitalized as part of software and website development costs were $0 for each of the three and nine months ended March 31, 2005.

At March 31, 2006, there was $9,496 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is recognized using the straight-line recognition method. Weighted-average assumptions used for grants for the three and nine months ended March 31, 2006 are as follows:

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Risk-free interest rate	4.70%	4.30%
Expected dividend yield	0%	0%
Expected life (years)	4.25	4.25
Expected volatility	60%	60%
Weighted average fair value of options granted	$16.34	$8.28

On January 23, 2006, the Company entered into a Transition Agreement (the “Transition Agreement”) with the Company’s Chief Financial Officer (“CFO”). Pursuant to the terms of the Transition Agreement, the CFO has agreed to remain employed through at least June 30, 2006. After June 30, 2006, either the CFO or the Company may terminate employment with or without cause and without prior notice. In the event that the CFO’s employment is terminated after June 30, 2006, he will continue to provide consulting services to the Company through January 1, 2007. Through January 1, 2007, the share options granted to the CFO in February 2004 for an aggregate of 300,000 common shares of the Company will continue to vest in accordance with the vesting schedules set forth in such options. On January 1, 2007, any unvested portion of such share options will become immediately exercisable in full. For the three and nine month periods ended March 31, 2006, the Company has recorded a share-based compensation charge related to the modification to the vesting of the options of $1,619 and expects to recognize an additional charge of $1,619 during the quarter ended June 30, 2006. Upon the CFO’s termination of employment, all remaining vesting of the share option granted to the CFO in May 2005 for 350,000 common shares shall cease.

Reclassifications

Certain reclassifications of prior year information have been made to conform with current year presentation.

3. Cash, Cash Equivalents and Marketable Securities

Cash equivalents consist principally of money market funds and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at March 31, 2006 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity (deficit). The cost of debt securities that are deemed available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	March 31, 2006	June 30, 2005
Cash and cash equivalents	$59,558	$26,402
Marketable securities
Asset-backed securities	499	—
Corporate bonds	13,151	—
U.S. government agency issues	10,163	—
Municipal auction rate securities	17,200	—

Total Marketable Securities	41,013	—

Total cash, cash equivalents and marketable securities	$100,571	$26,402

We have not experienced any realized gains or losses on our investments in the periods presented. Gross unrealized losses at March 31, 2006 and June 30, 2005 were $25 and $0, respectively.

4. Long-Term Debt

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10,000 equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning on December 1, 2006 and continuing through December 2010, plus interest. Interest on the loan is based, at the Company’s election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate. As of March 31, 2006, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining terms of the loan at rates ranging from 7.82% to 8.29%. At March 31, 2006, the Company had $7,984 outstanding under this term loan.

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

6. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate 9,000,000 common shares for such awards. The Company’s Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s IPO. As of March 31, 2006, there were options to purchase 6,220,284 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred into the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Plan, adopted by the Company’s Board of Directors in July 2005, provides for employees, officers, directors, consultants and advisors to receive restricted share awards or other share-based awards or be granted options to purchase the Company’s common shares. Under the 2005 Plan, as of March 31, 2006, the Company had reserved an aggregate of 1,901,757 shares for such awards. The number of shares available for award may be increased by up to 500,000 shares each year on April 1, subject to an overall maximum of 2,000,000 shares over the life of the 2005 Plan. On April 1, 2006, the number of shares available for awards was increased by 500,000 shares in accordance with the terms of the 2005 Plan. In addition, in the event that an outstanding award under the 2000-2002 Plan terminates without being exercised in full, the remaining unexercised shares subject to such award will be added to the shares available for award under the 2005 Plan. As of March 31, 2006, there were options outstanding in the amount of 1,002,452 common shares under the 2005 Plan.

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

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards. On July 1 of each year of the term of the Directors’ Plan, the number of shares available under the Directors’ Plan may be increased by an amount equal to the number of shares granted during the Company’s prior fiscal year under the Directors’ Plan. As of March 31, 2006, there were no options outstanding under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the nine months ended March 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the period	6,811,544	$7.23
Granted	1,024,202	$16.13
Exercised	(442,145)	$1.38
Forfeited/cancelled	(170,865)	$9.33

Outstanding at the end of the period	7,222,736	$8.80

Exercisable at the end of the period	2,034,836	$2.09

The weighted average remaining contractual life of options outstanding was 8.2 years at March 31, 2006. The weighted average remaining contractual life of options exercisable was 6.0 years at March 31, 2006.

The Company had an aggregate of 1,149,305 common shares available for future award under its share-based compensation plans as of March 31, 2006. That number was increased by 500,000 shares on April 1, 2006 in accordance with the terms of the 2005 Plan.

The following table represents weighted average price and life information about significant option groups outstanding at March 31, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – 1.90	1,519,926	5.25	$1.24	1,435,635	$1.22
$4.11	1,281,098	8.12	4.11	594,951	4.11
$7.00	346,700	9.01	7.00	500	7.00
$12.00 – 12.33	3,807,360	9.23	12.27	3,750	12.00
$16.93 – 29.99	178,652	9.84	24.42	—	—
$30.00 – 36.16	89,000	9.89	32.98	—	—

$1.11 – 36.16	7,222,736	8.21	$8.80	2,034,836	$2.09

As of March 31, 2006, the Company had outstanding options to acquire an aggregate of 7,222,736 common shares with an intrinsic value of $152,018. Of the outstanding options, 2,034,836 common shares were vested as of March 31, 2006, representing an intrinsic value of $56,493, and 5,187,900 common shares were unvested, representing an intrinsic value of $95,525. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $2,084 and $60, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005, was $6,373 and $60, respectively.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation for comprehensive income (loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income (loss)	$5,264	$2,235	$13,631	$(18,072)
Unrealized gain (loss) on marketable securities	18	—	(25)	—
Cumulative translation adjustments	203	(486)	51	607

Comprehensive income (loss)	$5,485	$1,749	$13,657	$(17,465)

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2006	June 30, 2005
Unrealized loss on marketable securities	$(25)	$—
Cumulative translation adjustments	309	258

Accumulated other comprehensive income	$284	$258

8. Related-Party Transactions

Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation. The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. The father of the President and CEO of the Company is also a shareholder of the Company. In the three months ended March 31, 2006 and 2005, the Company purchased goods and services from Mod-Pac of $0 and $5,625, respectively. In the nine months ended March 31, 2006 and 2005, the Company purchased goods and services from Mod-Pac of $3,257 and $14,327 respectively. As of March 31, 2006 and June 30, 2005, the Company owed Mod-Pac $0 and $2,295, respectively.

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

On July 2, 2004, the Company signed a termination agreement with Mod-Pac, which effectively terminated in their entirety all then existing Supply Agreements as of August 30, 2004 and the Company entered into a new supply agreement (the “New Supply Agreement”) with Mod-Pac, which became effective on August 30, 2004. Under the New Supply Agreement, Mod-Pac retained the exclusive supply rights for products shipped into North America through August 30, 2005. The cost of services under the New Supply Agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price the Company paid per product to costs of production plus 25%. The New Supply Agreement expired on August 30, 2005.

On August 30, 2004, the Company paid to Mod-Pac a termination fee of $22,000 in consideration of the termination of the existing Supply Agreements and Mod-Pac entering into the New Supply Agreement. As a result of this payment and agreements, the Company recorded a loss of $21,000. The Company deferred $1,000 of the total termination fee of $22,000, representing the effective reduction of the mark-up on costs of purchased products estimated to be purchased over the contract period of the New Supply Agreement. This deferral was recorded as a deferred cost within prepaid and other current assets on the Company’s consolidated balance sheet and was amortized over the twelve month term of the New Supply Agreement.

On April 15, 2005, the Company signed an amendment to the New Supply Agreement with Mod-Pac which permitted the Company to manufacture printed products destined for North American customers at its production facility in Windsor, Ontario, Canada. In exchange, the Company paid to Mod-Pac a fee for each unit shipped based on the type of item produced through August 30, 2005. In addition, the Company and Mod-Pac agreed to fixed prices per product for any purchase orders that the Company may place with Mod-Pac for printed products during the period from August 31, 2005 to August 30, 2006. The Company has no minimum purchase commitments during this period. Since August 30, 2005, the Company has not placed any orders with Mod-Pac.

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
United States	$29,299	$18,192	$76,312	$46,414
Non-United States	12,304	6,882	30,555	17,645

Total revenues	$41,603	$25,074	$106,867	$64,059

	March 31, 2006	June 30, 2005
Long-lived assets:
Canada	$24,965	$13,587
Netherlands	14,561	14,535
Bermuda	4,422	4,272
United States	2,415	1,792
Jamaica	1,450	890

	$47,813	$35,076

10. Commitments and Contingencies

Purchase Commitments

At March 31, 2006, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $11,700.

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

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of such a proceeding could, depending on its amount and timing, materially affect the Company’s results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. The Company is not currently party to any other material legal proceedings.

11. Income Taxes

In April 2006, the United States Internal Revenue Service completed their audit of the Company’s United States subsidiary, VistaPrint USA, Incorporated for the fiscal year ending June 30, 2003. The Company had established tax reserves in excess of the ultimate settled amounts and as a result of the settlement the Company has reversed $252 of excess income tax reserves during the three month period ended March 31, 2006. This reversal was accounted for as a discrete event and resulted in an income tax benefit of $252.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.

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

Revenue. We generate revenues primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We typically receive payment within two business days after a customer places an order. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs and orders that are placed on the merchants’ websites. For the fiscal quarter ended March 31, 2006, we generated less than 10% of our revenues from these order referral fees. An increasing portion of our revenues are derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 63% of revenue for the quarter ended March 31, 2006 as compared to 59% of revenue for the fiscal quarter ended March 31, 2005. To understand our revenue trends, we monitor several key metrics including:

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

We believe the analysis of these metrics provides us with important information on customer buying behavior, advertising campaign effectiveness and the resulting impact on overall revenue trends and profitability. While we continually seek and test ways to increase revenues, we also attempt to increase the number of customer acquisitions and to grow profits. As a result, fluctuations in these metrics are not unusual. Because changes in any one of these metrics may be offset by changes in another metric, no single factor is determinative of our revenue and profitability trends and we assess them together to understand their overall impact on revenue and profitability.

Cost of Revenue. Cost of revenue consists of materials, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, shipping charges and other miscellaneous related costs of products sold by us.

We believe that the vertical integration of our manufacturing operations is a key strategic differentiator for our business model. In January 2004, we opened our European production facility in Venlo, the Netherlands and in April 2005, we opened a second production facility in Windsor, Ontario, Canada. Prior to February 2004, we purchased all of our printed products from our third party print provider, Mod-Pac Corporation, under a ten year exclusive supply agreement. The supply agreement provided that Mod-Pac would serve as our exclusive print supplier for all orders shipped to North America with pricing based on Mod-Pac’s costs plus a fixed percentage markup. The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer. In addition, as of March 28, 2006, Kevin Keane owned 419,913 common shares of VistaPrint Limited.

On July 2, 2004, we entered into a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements with Mod-Pac as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which became effective August 30, 2004. Under the new supply agreement, Mod-Pac retained the exclusive supply rights for products shipped to North America through August 30, 2005. The cost of printing and fulfillment services in effect prior to the termination agreement reflected Mod-Pac’s actual costs plus 33%. The cost of these services under the new supply agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price we paid per product to costs of production plus 25%. We further amended the new supply agreement in April 2005 to permit us to manufacture products destined for North American customers in exchange for the payment of a fee to Mod-Pac for each unit shipped from our Canadian facility. The new supply agreement expired on August 30, 2005; however, we and Mod-Pac have agreed to fixed prices on any purchase orders that we may place with Mod-Pac during the period from August 31, 2005 to August 30, 2006. We have no minimum purchase commitments during this period. Since August 30, 2005, we have not placed any orders with Mod-Pac.

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

Other income (expenses), net. Other income (expenses), net primarily consists of interest income earned on cash and cash equivalents and marketable securities and gains and losses from foreign currency transactions.

Interest expense. Interest expense consists of interest paid to financial institutions on outstanding balances on our credit facilities.

Income taxes. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. The Netherlands, Canadian and United States subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, these subsidiaries will each pay taxes in their respective jurisdictions.

Initial Public Offering. On September 29, 2005, we effected our initial public offering (or IPO) in which we sold 5,500,000 common shares at a price to the public of $12.00 per share. The net proceeds of the IPO to us, which we received on October 5, 2005, were approximately $61.4 million after deducting underwriting discounts. Upon the closing of the IPO, all of our outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of sales:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	29.4%	40.2%	32.9%	39.5%
Technology and development expense	9.9%	11.3%	10.0%	12.4%
Marketing and selling expense	34.4%	34.5%	34.3%	36.7%
General and administrative expense	14.0%	6.0%	9.5%	6.4%
Loss on contract termination	0.0%	0.0%	0.0%	32.8%

Income (loss) from operations	12.3%	8.0%	13.3%	(27.8)%
Other income (expenses), net	1.8%	0.1%	1.3%	0.0%
Interest expense	0.8%	0.3%	0.8%	0.3%

Income (loss) from operations before income taxes	13.3%	7.8%	13.8%	(28.1)%

Income tax provision (benefit)	0.6%	(1.1)%	1.1%	0.0%

Net income (loss)	12.7%	8.9%	12.7%	(28.1)%

Comparisons of the Three and Nine Month Periods Ended March 31, 2006 and 2005

In thousands	Three months ended March 31,			Nine months ended March 31,
	2006	2005	2006-2005 % Change	2006	2005	2006-2005 % Change
Revenues	$41,603	$25,074	66%	$106,867	$64,059	67%
Cost of revenue	$12,225	$10,078	21%	$35,202	$25,305	39%
% of revenue	29.4%	40.2%		32.9%	39.5%

The increases in revenues from the three and nine months ended March 31, 2005 to the three and nine months ended March 31, 2006 were primarily attributable to increases in website sales of our printed products. The overall revenue growth during these periods was driven by increases in website sessions and the average order value of shipments while conversion rates remained consistent with prior year periods. For the three and nine months ended March 31, 2006, our website sessions grew by 60% each period and our average order value grew by 3% and 6%, respectively, to approximately $30, compared to the same periods in 2005. Revenue from repeat customers increased from 59% and 57% of revenue in the three and nine months ended March 31, 2005, respectively, to 63% and 61%, respectively, for the same periods in 2006. Revenue from our non-United States websites accounted for 30% and 29% of total revenue for the three and nine months ended March 31, 2006, respectively, compared to 27% and 28%, respectively, for the same periods in 2005.

The increase in cost of revenue from the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2006 was primarily attributable to the increased volume of shipments of printed products during these periods. The decrease in the cost of revenue as a percentage of total revenue for the three and nine months ended March 31, 2006 as compared to the same periods in the prior year was primarily driven by lower product costs at our Windsor production facility as we fully transitioned production volume from our former third party print vendor, Mod-Pac, to our Windsor facility. As of September 2005, we were producing 100% of our North American orders internally.

In thousands	Three months ended March 31,			Nine months ended March 31,
	2006	2005	2006-2005 % Change	2006	2005	2006-2005 % Change
Technology and development expense	$4,110	$2,834	45%	$10,656	$7,956	34%
% of revenue	9.9%	11.3%		10.0%	12.4%
Marketing and selling expense	$14,299	$8,643	65%	$36,701	$23,513	56%
% of revenue	34.4%	34.5%		34.3%	36.7%
General and administrative expense	$5,828	$1,504	288%	$10,118	$4,126	145%
% of revenue	14.0%	6.0%		9.5%	6.4%
Loss on contract termination	$—	$—	0%	$—	$21,000	-100%
% of revenue	0.0%	0.0%		0.0%	32.8%

The increases in our technology and development expenses of $1.3 million and $2.7 million for the three and nine months ended March 31, 2006 as compared to the same periods in 2005 were primarily due to increased payroll and benefit costs of $1.1 million and $2.1 million, respectively, and share-based compensation costs of $0.2 million and $0.3 million, respectively, associated with employee hiring in our technology development and infrastructure support organizations. In addition, to support our continued revenue growth during these periods, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $0.1 million and $0.4 million for the three and nine months ended March 31, 2006, respectively, as compared to the same periods in 2005.

The increases in our marketing and selling expenses of $5.7 million and $13.2 million for the three and nine months ended March 31, 2006 as compared to the same periods in 2005 were driven primarily by increases of $4.1 million and $9.0 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $0.6 million and $2.2 million, and share-based compensation costs of $0.1 million and $0.1 million. During these periods, we continued to expand our marketing organization and our design, sales and services center. At March 31, 2006, we employed 347 employees in these organizations compared to 255 employees at March 31, 2005. In addition, payment processing fees paid to third-parties increased by $0.4 million and $1.3 million during the three and nine months ended March 31, 2006, respectively, as compared to the same periods in 2005 due to increased order volumes.

The increases in our general and administrative expenses of $4.3 million and $6.0 million for the three and nine months ended March 31, 2006 as compared to the same periods in 2005 were primarily due to increases in payroll and benefit costs of $0.7 million and $1.3 million, and share-based compensation costs of $1.9 million and $2.0 million, resulting from the growth of our finance and human resource organizations, as well as increased insurance costs and third party professional fees. The share-based compensation costs in the three and nine months ended March 31, 2006 include a charge of $1.6 million related to the modification of the vesting of options that were incurred in the three months ended March 31, 2006 as the result of a transition agreement entered into with our Chief Financial Officer. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q. We expect to recognize an additional share-based compensation charge of approximately $1.6 million in the quarter ending June 30, 2006 related to this modification.

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

Other income (expenses), net

Other income (expenses), net changed by $0.7 million and $1.4 million to $0.7 million and $1.4 million of income, for the three and nine months ended March 31, 2006, respectively, as compared to the same periods in 2005. The increases in other income were primarily due to increases in interest income resulting from our investments in cash and cash equivalents and marketable securities.

Interest expense

Interest expense increased by $0.2 million and $0.6 million for the three and nine months ended March 31, 2006 to $0.3 million and $0.8 million, respectively, as compared to $0.1 million and $0.2 million for the three and nine months ended March 31, 2005, respectively, due to our bank loan obligations that were used to finance in part the construction of our Dutch and Canadian production facilities.

Income tax provision (benefit)

In thousands	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Income taxes:
Income tax provision (benefit)	$263	$(280)	$1,143	$3
Effective tax rate	4.8%	(14.3)%	7.7%	0.0%

For the three and nine months ended March 31, 2006, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada. The taxable income for the United States, Dutch and Canadian entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements. The resulting tax liability is incurred regardless of whether the consolidated group is profitable. In April 2006, the United States Internal Revenue Service completed their audit of our United States subsidiary, VistaPrint USA, Incorporated for the fiscal year ending June 30, 2003. We had established tax reserves in excess of the ultimate settled amounts and as a result of the settlement we have reversed $0.2 million of excess income tax reserves during the three month period ended March 31, 2006. This reversal was accounted for as a discrete event and resulted in an income tax benefit during this period of $0.2 million and as a result our effective tax rate for the three and nine months ending March 31, 2006 was 4.8% and 7.7% respectively. The effective tax rate of (14.3%) for the three months ended March 31, 2005 and 0% for the nine months ended March 31, 2005 includes the tax benefit of a reduction of $0.5 million of a deferred tax asset valuation allowance primarily related to net operating losses in the United States. In addition, for the nine months ended March 31, 2005, we incurred a consolidated pre-tax loss of $18.1 million, attributable primarily to the $21.0 million loss on the contract termination recorded by VistaPrint Limited which, as a Bermuda company, has no tax imposed on its profits or income. Due to the lack of taxes imposed on profits or income in Bermuda, no tax benefit was generated from this loss.

Net income (loss)

Our net income for the three months ended March 31, 2006 was $5.3 million or 12.7% of revenue compared to $2.2 million or 8.9% of revenue for the three months ended March 31, 2005. Our net income for the nine months ended March 31, 2006 was $13.6 million or 12.7% of revenue compared to a net loss of $18.1 million or 28.1% of revenue for the nine months ended March 31, 2005. Included in this loss is the $21.0 million loss on contract termination related to the termination of our then existing supply agreements with Mod-Pac.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Nine months ended March 31,
	2006	2005
	(in thousands)
Capital expenditures	$(15,948)	$(14,098)
Development of software and website	(1,736)	(1,450)
Depreciation and amortization	5,575	4,325
Cash flows from (used in) operating activities	23,242	(11,438)
Cash flows used in investing activities	(59,017)	(15,548)
Cash flows from financing activities	68,886	30,708

As a result of our IPO in September 2005, we raised approximately $61.4 million of proceeds, net of underwriters’ discount, which we received on October 5, 2005. At March 31, 2006, we had $100.6 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q describes further the composition of our marketable securities. Historically, we have financed our operations through internally generated cash flows from operations, private sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations, will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended March 31, 2006 was $23.2 million and consisted of net income of $13.6 million, positive adjustments for non-cash items of $8.3 million and $1.3 million provided by working capital and other activities. Adjustments for non-cash items included $5.6 million of depreciation and amortization expense on property and equipment and software and website development costs, $2.5 million of share-based compensation expenses and $0.2 million of deferred taxes. Working capital and other activities primarily consisted of an increase of $6.3 million in accrued expenses and other current liabilities partially offset by a decrease of $2.0 million in accounts payable, an increase of $2.0 million in prepaid expenses and other assets and an increase in inventory of $0.6 million.

Cash used in operating activities in the nine months ended March 31, 2005 was $11.4 million and consisted of a net loss of $18.1 million, positive adjustments for non-cash items of $3.9 million and $2.7 million provided by working capital and other activities. The net loss is attributed to the $22.0 million termination fee paid in August 2004 in consideration of the termination of all then existing supply agreements with Mod-Pac, of which $21.0 million was recorded as a loss on contract termination. Working capital and other activities primarily consisted of an increase of $4.3 million in accrued expenses and other current liabilities. This was partially offset by an increase of $1.4 million in prepaid expenses and other assets.

Investing Activities. Cash used in investing activities in the nine months ended March 31, 2006 of $59.0 million was attributable to net purchases of marketable securities of $41.3 million resulting from the investment of a portion of the net proceeds received from our IPO, capital expenditures of $15.9 million, and capitalized software and website development costs of $1.8 million. Capital expenditures of $11.6 million were related to the purchase of print production equipment for our printing facility located in Windsor, Ontario, Canada and $2.7 million were related to purchases of information technology assets.

Cash used in investing activities in the nine months ended March 31, 2005 of $15.5 million was attributable to capital expenditures of $14.1 million, and capitalized software and website development costs of $1.5 million. Capital expenditures of $8.9 million were related to the construction of production facilities and purchase of print production equipment for our Canadian printing facility and $3.1 million related to fixed assets and production equipment in our Dutch printing facility.

Financing Activities. Cash provided by financing activities in the nine months ended March 31, 2006 of $68.9 million was primarily attributable to the net proceeds received from our IPO of $61.4 million, partially offset by the payment of offering costs of $1.4 million, and net borrowings from equipment loan facilities of $8.3 million associated with the purchase of production equipment for our Canadian and Dutch printing facilities.

Cash provided by financing activities in the nine months ended March 31, 2005 of $30.7 million was primarily attributable to proceeds from an issuance of our series B preferred shares of $22.7 million and net borrowings from building construction and equipment loan facilities of $8.0 million associated with the construction of our Canadian printing facility and the purchase of production equipment for our Dutch printing facility.

Contractual Obligations

Contractual obligations at March 31, 2006 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations	$25,296	$2,162	$5,743	$13,289	$4,102
Operating Lease Obligations	1,229	1,136	93	—	—

Total	$26,525	$3,298	$5,836	$13,289	$4,102

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($76,000 at March 31, 2006), beginning October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. As of March 31, 2006, the interest rate on this loan was 3.37%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($61,000 at March 31, 2006), beginning April 1, 2005 and continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. As of March 31, 2006, the interest rate on this loan was 3.62%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest. Interest on the equipment term loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments beginning on December 1, 2006 and continuing through 2010, plus interest. Interest on the loan is based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of March 31, 2006, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.29%. At March 31, 2006, the Company had $7,984 outstanding under this term loan.

Operating Leases. We rent office space under operating leases expiring on April 30, 2007 and April 30, 2009. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At March 31, 2006, we had unrecorded commitments under contracts to purchase print production equipment of approximately $11.7 million compared to approximately $4.7 million at June 30, 2005.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Management believes there have been no material changes during the six months ended March 31, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Registration Statement on Form S-1 (File No. 333-125470) declared effective by the Securities and Exchange Commission on September 29, 2005, except with regards to share-based compensation, as discussed below.

Share-based compensation. Prior to June 3, 2005, we had accounted for grants under our share plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and as such compensation cost has not been recognized on those grants. Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by us beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, which is the date we filed our Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition guidelines of Statement 123(R), results for prior periods have not been restated. No share-based employee compensation cost was recognized in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005.

Determining the amount of share-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of share options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of the valuation model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested share options before exercising them, the estimated volatility of our common share price and the number of options that will be forfeited prior to vesting. Changes in these estimates and assumptions can materially affect the determination of the fair value of share-based compensation and consequently, the related amount recognized on our consolidated statements of income. At March 31, 2006, there was $9.5 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 3.2 years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents, short term investments and variable rate borrowings under our existing bank credit facilities. At March 31, 2006, we had unrestricted cash and cash equivalents totaling $59.6 million and short-term investments totaling $41.0 million. These amounts were invested primarily in money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at March 31, 2006.

Our results of operations are affected by changes in market interest rates on outstanding variable rate bank borrowings. However, we believe that a hypothetical 100 basis-point adverse change in interest rates for the three month and nine month periods ended March 31, 2006 would not have a material effect on our consolidated financial position, earnings, or cash flows.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Dutch subsidiary translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended March 31, 2006. We do not currently enter into derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. These changes would have had an immaterial impact on our income before taxes for the three months ended March 31, 2006.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At March 31, 2006, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at March 31, 2006 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

One of our subsidiaries and our predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court filed on September 14, 2004. The complaint alleged that the shipping and handling fees we charge for free products are excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, we have agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on our websites, to provide all class members who purchase business cards from us for a two year period the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the court’s final approval of the settlement and we are unable to express an opinion as to the likely outcome of this appeal.

We are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of such a proceeding could, depending on its amount and timing, materially affect our results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those contained in forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products, including purchased search results from online search engines, e-mail and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We promote our products and special offers through e-mail and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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

The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer. In addition, as of March 28, 2006, Kevin Keane owned 419,913 common shares of VistaPrint Limited. While we believe the arrangements between VistaPrint and Mod-Pac reflect arm’s length negotiations between the parties and have been approved by our board of directors, the familial relationship between our chief executive officer and Mod-Pac executives may constitute a conflict of interest. As a result, the interests of our chief executive officer may differ from the interests of our other shareholders.

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

We experienced significant operating losses in each quarter from our inception in 1995 through March 1998 and in each quarter from June 1999 through June 2001. As the result of a charge of $21.0 million related to the termination of our exclusive supply agreement with Mod-Pac, we experienced a significant loss in the quarter ended September 30, 2004, which caused a significant loss for the year ended June 30, 2005. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses otherwise exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Changes in stock option accounting rules have had and will have an adverse affect on our operating results.

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

In December 2004, the Financial Accounting Standards Board issued Statement 123(R). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost will be measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which is the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for the three and nine months ended March 31, 2006. We expect that we will continue to use share options to attract, incentivize and retain our employees. Therefore, the resulting share-based compensation expense will continue to increase, which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

In addition, concurrent with the transition agreement entered into with Paul Flanagan, our chief financial officer, on January 23, 2006, we modified the vesting terms of certain existing share option grants provided to him, effectively accelerating the service vesting period of these options. The provisions of Statement 123(R) require that a share-based compensation charge be recorded in connection with this modification. A charge of $1.6 million was recognized during the quarter ended March 31, 2006, decreasing our reported earnings per share for the fiscal quarter, and we expect to recognize an additional charge of approximately $1.6 million during the quarter ending June 30, 2006, which will decrease our reported earnings per share for that fiscal quarter and for the fiscal year ending June 30, 2006 by an equivalent amount.

Our quarterly financial results may fluctuate which may lead to volatility in our share price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our services and products;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for printed products and graphic design services;

•	our ability to manage our production and fulfillment operations;

•	currency fluctuations, which affect not only our revenues but also our costs;

•	the costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to our share-based compensation practices; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

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

Many of the images, illustrations, and fonts incorporated in the designs and products we offer are the copyrighted property of other parties used by us under license agreements. If one or more of these licenses were to be terminated, the amount and variety of content available on our websites would be significantly reduced. In such event, we could experience delays in obtaining and introducing substitute materials and substitute materials might be available only under less favorable terms or at a higher cost, or may not be available at all.

If we are unable to develop, market and sell products and services beyond our existing target markets and develop new technology that attracts a new customer base, our results of operations may suffer.

We have developed technologies and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products. While small business owners have been the source of our revenue growth and the basis for the expansion of our business to date, we believe we will need to address additional markets to further grow our business. To access new markets, including consumers outside the United States, we expect that we will need to develop, market and sell new products and additional services that address their graphic design and printing needs. We may not be able to expand our graphic design services or create new products and services, address any new markets or develop a broader customer base. Any failure to address additional market opportunities could harm our business, financial condition and results of operations.

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

We have rapidly grown to approximately 660 employees as of March 31, 2006, with website operations, offices, production facilities and customer support centers in Bermuda, the United States, the Netherlands, Jamaica and Canada. This brisk and substantial growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least five countries.

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

For the three months ended March 31, 2006, we derived 70% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

We have limited experience in managing operations in multiple countries and if we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

We have a limited history of managing non-United States operations. From March 2001 to January 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Over the past two years, we expanded our business to include operations in five different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda and technology development, marketing, finance and administrative offices in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months year ended March 31, 2006, we derived 30% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

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

As of March 31, 2006, we held eight issued United States patents, two issued European patents and one issued French patent and we had more than 30 patent applications pending in the United States. We intend to pursue corresponding patent coverage in other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our newest European patent were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in 15 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada and Japan. Additional applications for the VistaPrint mark are pending. Our competitors or other entities may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s decision to name its next generation operating system “Microsoft Windows Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term VistaPrint or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

We have in the past received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay damages and attorney’s fees. Additionally, if we are found to have willfully infringed a third parties’ patent, we may be liable for treble damages and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies would be restricted by a court order.

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

We sell our products and services exclusively through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including VistaPrint.com and similar names with alternate url names, such as .net, .de and .co.uk. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name VistaPrint in all of the countries in which we currently or intend to conduct business.

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

Currently, decisions of the United States Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet in the United States. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the United States Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales. A substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that would be adverse to our business.

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

For the three month period ended March 31, 2006, we derived less than 10% of our revenues from order referral fees paid to us by merchants for customer click-throughs and orders. In general, these third parties offer memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these third parties have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we now offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third parties. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

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

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Foreign corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, foreign corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a foreign corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. In addition, the United States Senate recently passed legislation that, if enacted, would modify the AJCA by, in part, (i) changing the effective date of the provisions to transactions completed after March 20, 2002 (as opposed to March 4, 2003 under current law) and (ii) excluding non-publicly traded United States corporations from the general application of these provisions (except as may be provided in Treasury Regulations). Although the proposed exclusion of transactions involving non-publicly traded corporations would appear to shield VistaPrint Limited from the reach of the proposed change to the effective date as it was a private company at the time it acquired the assets of VistaPrint Corporation, its predecessor United States corporation, it is possible that the Treasury Department could issue regulations overriding the exclusions with the result that the provisions would apply to VistaPrint Limited (since VistaPrint Limited acquired the properties of VistaPrint Corporation on April 29, 2002). Furthermore, in early 2005, the United States congressional Joint Committee on Taxation proposed additional rules that, if enacted, would treat a foreign corporation as a United States resident for United States federal income tax purposes if its primary place of management and control is located in the United States. A successful challenge by the Internal Revenue Service under the current AJCA rules, the enactment of the Senate’s modifications to the AJCA, or the enactment of the additional rules proposed by the Joint Committee on Taxation could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

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

The intercompany service and related agreements among VistaPrint Limited and our direct and indirect subsidiaries in general guarantee that the subsidiaries realize profits. As a result, even if the VistaPrint group is not profitable on a consolidated basis, the majority of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions. If we are unprofitable on a consolidated basis, as has been the case in some prior periods, this structure will increase our consolidated losses and further harm our results of operations.

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

As of March 28, 2006, our directors, executive officers and principal shareholders, together with their affiliates, beneficially owned, in the aggregate, approximately 50% of our outstanding common shares. As a result, these shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, even though such transactions may be in the best interests of other shareholders, this concentration of ownership may harm the market price of our common shares by:

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

The market price of our common shares could decline as a result of sales of common shares by our existing shareholders, including by our directors, officers or their affiliates, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The holders of approximately 28.0 million, or approximately 70%, of our outstanding common shares were restricted from selling common shares as a result of lock-up agreements and other contractual arrangements that expired on March 28, 2006. In addition, as of March 28, 2006, holders of approximately 26.3 million common shares had rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. We have also registered the issuance of all common shares that we may issue under our option plans and these shares can be freely sold in the public market upon issuance. Due to these factors, sales of a substantial number of our common shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) On September 29, 2005, our registration statement on Form S-1 (Registration No. 333-125470) was declared effective for our initial public offering, pursuant to which we offered and sold 11,518,320 common shares, of which 5,500,000 were sold by us and 6,018,320, were sold by certain of our shareholders, at an initial public offering price of $12.00 per share. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred, or expect to incur, additional, estimated related expenses of approximately $1.9 million, resulting in proceeds, after expenses, to us of approximately $59.5 million.

As of April 27, 2006, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in asset-backed, short-term investment grade and government securities.

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

VISTAPRINT LIMITED

Date: April 27, 2006	By:	/s/ PAUL C. FLANAGAN
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