Form 10-K
period 2006-06-30
VISTAPRINT LTD
filed 2006-09-13
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-51539

VistaPrint Limited

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canon’s Court 22 Victoria Street Hamilton, HM 12 Bermuda (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (441) 295-2244

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The aggregate market value of the common shares held by non-affiliates of the registrant was approximately $919.1 million based on the last reported sale price of the Common Shares on the NASDAQ National Market on September 1, 2006.

As of September 1, 2006, there were outstanding 41,753,396 of the registrant’s common shares, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

VISTAPRINT LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2006

PART I

Item 1.	Business

This annual report on Form 10-K and the documents that we incorporate by reference in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management and information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” goal,” “should,” “likely” or similar expressions, indicate a forward-looking statement. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.”

Overview

We are a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide with over 7,000,000 customers served in more than 120 countries. We offer a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. We believe that our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We have standardized, automated and integrated the entire graphic design and print process, from design conceptualization to product shipment. Customers visiting our websites can use our graphic design software to easily create and order full-color, personalized, professional-looking printed products, without any prior graphic design training or experience. Customers have access to graphic designs, content suggestions, logo design services, design templates and over 70,000 photographs and illustrations. In addition, our design support staff is available to provide design assistance to customers at no charge. During the fiscal year ended June 30, 2006, customers used our design technologies to regularly place over 15,000 customized orders per day.

Our proprietary Internet-based order processing systems receive and store thousands of individual print jobs on a daily basis and, using complex algorithms, efficiently aggregate multiple individual print jobs for printing as a single press-run. Our systems intelligently search pending individual print jobs, select jobs having similar printing parameters for combination into a single larger aggregate job and calculate the optimal allocation of print orders that will result in the lowest production cost and on-time delivery. By combining this order aggregation technology with our computer integrated print manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional short run printing and can provide customized finished products in as little as three days from design to delivery.

Our customer base has increased from fewer than 500 customers in April 2000 to over 7,000,000 customers as of June 30, 2006, and, over the past three years, we have regularly added more than 100,000 new customers per month. This large and diverse customer base reduces our dependence on individual products and lessens the impact of shifts in demand for graphic design services and printed products by any individual customer. Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $152.1 million for the fiscal year ended June 30, 2006.

Market and Industry Background

The Small Business and Consumer Markets

We focus on serving the graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. We believe this market represents a large and growing opportunity. In addition, we market and sell our graphic design and printed products to the consumer market.

Traditional Graphic Design Services and Printed Products

Small businesses and consumers seeking graphic design services or printed products have traditionally had three principal alternatives:

•	Self-Service—The self-service option typically employs off-the-shelf desktop publishing, word processing or other types of software to create a design and uses either an ink jet or laser desktop printer or a local copy or print shop to print the finished product. However, design software applications, ink cartridges and special paper stock can be costly, design options are limited and often time consuming to create, and printed end-products are typically of significantly lower quality than those generated using professional commercial printing methods.

•	Professional Graphic Designers and Commercial Printers—A second alternative is to employ a professional graphic designer to create a design and then arrange for a commercial printer to produce the finished product. Graphic designers and commercial printers can create sophisticated, customized designs and high quality professional printed output. However, the traditional graphic design and printing process is generally time consuming, with the entire process often taking several weeks or more, and can be prohibitively expensive for small businesses and consumers. Graphic designers typically charge hourly or project based fees and commercial printers typically run each job independently, creating a low utilization of fixed assets, high labor costs and high material costs, which are passed onto the customer in the form of expensive set-up fees or high print prices.

•	Wholesale/Retail Print Distribution Channels—Graphic design within the wholesale/retail print distribution option typically entails the customer choosing from designs, standard layouts and format options from binders of product samples or from mail-order catalogues. Design options are generally limited and permit little or no customization, print quality is typically below that provided by traditional commercial printers and delivery lead times can be substantial. Prices for printed products, while typically less than traditional commercial printers, significantly exceed self-service prices.

Internet-Based Graphic Design and Printing

Online commerce provides significant advantages and opportunities to small business customers and consumers seeking high quality graphic design services and customized print products at affordable prices. These customers do not typically require the high quantity print runs that are required to achieve low per-unit pricing and do not maintain dedicated procurement departments to negotiate pricing effectively. We believe the high price, inconvenience and complexity of traditional printing methods historically have dissuaded these customers from purchasing high-quality printed products for business or personal use. We believe that the highly fragmented, geographically dispersed small business and consumer markets for graphic design and printing services is ideally suited for Internet-based procurement, as the Internet provides a standardized interface through web browsers, availability seven days a week, 24 hours a day, the ability to offer a wide selection of products and services and the opportunity to efficiently aggregate individual orders into larger print runs.

We believe that the small business and consumer markets have been underserved by expensive traditional printing and graphic design alternatives. We also believe there is a need to combine the Internet’s ability to reach these highly fragmented markets with an integrated graphic design and printing process that can rapidly deliver sophisticated, high-quality printed products while aggregating individual orders to achieve the economies of scale necessary to provide these products at affordable prices.

The VistaPrint Solution

We have developed a direct-to-customer solution using proprietary Internet-based software technologies to standardize, automate and integrate the entire graphic design and print process, from design conceptualization through finished product shipment. Automation and integration allow us to provide high-quality graphic design and customized print products at affordable prices for the small business and consumer markets.

Advanced Proprietary Technology

We rely on our advanced proprietary technology to market to, attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to aggregate and simultaneously print multiple orders from all over the world. Our design and document creation technologies enable customers, by themselves or together with the assistance of our design support staff, to design and create high-quality printed materials from their home or office. Our pre-press and print production technologies efficiently process and aggregate customer orders, prepare orders for high resolution printing and maintain and manage production, addressing and shipment of these orders. We use our marketing technologies to test changes to our websites and new product offers. In addition, at checkout we can automatically generate and display additional products incorporating the customer’s design, facilitating the sale of related products.

High-Volume, Standardized and Scalable Processes

Our high-volume, standardized, scalable design and print processes are driven by sophisticated proprietary software. Our document and design creation technologies are architected to use the processing power of the customer’s computer rather than our servers. This Internet-based architecture makes our applications scalable and offers our customers fast system responsiveness when they are editing their document designs.

Our pre-press and print production technologies for aggregating print jobs are designed to readily scale as the number of print orders received per day increases. As more individual print jobs are received, the similar jobs can be aggregated and moved to the printing system more efficiently, thereby optimizing the use of the printing equipment and increasing overall system throughput. Our proprietary workflow and production management software allows us to deliver final products to customers in as few as three days. We believe that our strategy of seeking to automate and systematize our service and product production systems enables us to reach and serve small-scale customers more effectively than our competitors.

Low Cost Operations

With the improvements we have made in automating the entire design and production process, we can print and ship an order the same day we send it to production, which results in minimal inventory levels and reduced working capital requirements. This allows us to produce high-quality, low price products at high margins even though our average order values are low by traditional standards. During the fiscal quarter ended June 30, 2006, we regularly processed in excess of 15,000 individual customer orders per day, at average order values of approximately $30, with an aggregate cost of revenue as a percentage of revenue of less than 35%. In comparison, typical local printers handle only a few orders per day, have order values that are significantly higher and operate with significantly higher costs of revenue.

World Class Customer Service

We differentiate our product offerings by giving English-speaking customers live, toll-free telephone customer service to provide a satisfying, service-rich experience founded on interaction with highly trained customer service and design representatives. In addition, we offer e-mail support for customers on all of our localized websites.

Direct Marketing Expertise

We have developed expertise in direct marketing to target new customers across various channels and to drive more sessions on our websites. We attract and retain customers through direct marketing using the Internet, e-mail and traditional direct mail marketing methods, and viral and word of mouth marketing. We maintain a global client database to market our new products and services. In addition, we have developed multiple marketing technologies designed to maximize the number of customers in that global client database actively purchasing from us, to encourage customers to purchase additional products from us and to increase overall average order values.

International Reach

We have built our service to scale worldwide and use multiple localized websites and different languages to generate demand for our products, serving customers in more than 120 countries. Our localization and language map content management system software facilitates our entry into new markets and allows us to make changes to all of our localized websites with the same software and relatively simple, standardized and low-cost procedures.

Value for Customers

We provide our customers with the following benefits:

High-Quality Automated and Customized Graphic Design

Through our proprietary technology we offer a new approach to graphic design, reducing or eliminating the need for purchased software or a professional graphic designer. We provide a simple, quick, and affordable way for customers with no training or experience in graphic arts to produce high-quality, personalized, professional looking graphic designs. Our customers also have access to our proprietary web-based design and editing software that uses algorithms to automatically create matching design combinations from among over 70,000 high-quality photographic and illustration stock images, thousands of layouts and templates, dozens of fonts and dozens of color schemes. Customers can also easily incorporate their own uploaded photographs, logos or complete designs.

Wide Range of Graphic Design Options

Most customers use our web browser-based design and editing software to create personalized materials. In addition, customers are able to upload their own designs to our system. Customers who want us to perform some or all of the design work can contact our design service representatives, who will provide custom designs free of charge.

Broad Range of Products

We offer a broad spectrum of products and services for the business and consumer markets, including:

• business cards	• announcements
• brochures	• calendars
• data sheets	• folded cards
• envelopes	• holiday cards
• flyers	• invitations
• letterhead	• magnets
• logo creation	• note cards
• mailing labels	• note pads
• newsletters	• photos
• presentation folders	• return address labels
• standard and oversized postcards	• rubber stamps

Automated Creation of Matching Products

Once a customer has created a design for a particular product, our software systems can generate and display one or more matching products of possible interest to the customer using the same design elements without requiring the customer to perform any additional design tasks. For example, after a customer designs a business card, our systems can automatically generate and display matching letterhead, envelopes, return address labels, magnets or rubber stamps. A customer can add these additional products to his or her order with a single keystroke.

High-Quality Printing

We use one of the highest quality commercial printing processes in the market. For print jobs in quantities of 250 or more, we use state of the art 40-inch offset presses that normally are employed only for long run print jobs, such as high end consumer goods packaging, in which quantities of hundreds of thousands or more are produced. For smaller quantities, we typically employ professional digital printing equipment. By employing principals of world class manufacturing, our rigorous quality assurance systems are designed to ensure that we consistently deliver premium, high-quality products.

Fast Design to Delivery Turnaround

We design, print, process and deliver multiple high-quality customized orders in as little as three days.

Lowest Price and Satisfaction Guarantees

We demonstrate our confidence in the quality and pricing of our products by offering an unconditional lowest price guarantee on certain of our products and an unconditional guarantee of customer satisfaction.

Our Growth Strategy

Our goal is to grow profitably and become the leading online provider of graphic design services and printed products to small businesses and consumers worldwide. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to create new market demand in these markets by making available customized and high-quality graphic design services and printed products at affordable prices. In order to accomplish this objective, we intend to implement a number of initiatives, including:

Expand Customer Base

We intend to expand our customer base by continuing to promote VistaPrint and the VistaPrint brand as the source for high-quality graphic design, Internet printing and premium service. Over the past three years, we have regularly expanded our customer base at a rate of over 100,000 new customers per month. We acquire new customers through direct marketing using the Internet, e-mail, traditional direct mail marketing methods and viral and word of mouth marketing. For English speaking markets, our customer support services are designed to offer our customers a satisfying, rewarding experience founded on customer interaction with our customer service and design representatives. We believe that this distinguishes the VistaPrint customer experience from the typical on-line, e-commerce customer experience. We intend to constantly seek ways to facilitate and improve the customer care and design process in an effort to convert a greater percentage of visitors to our websites into customers and to generate additional repeat customers.

Address Additional Markets

We intend to target the following additional business opportunities:

•	International—For the fiscal year ended June 30, 2006, revenues generated from non-United States websites accounted for approximately 29% of our total revenues. We believe that we have significant opportunity to expand our revenues both in the countries we currently service and in additional countries worldwide. In the markets we currently serve, we intend to intensify marketing efforts and expand customer service and support options. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

•	Consumer—Although we expect to maintain our primary focus on the small business market, we intend to further penetrate the consumer market. We believe that our customer support, sales and design services are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market and we believe that the economies of scale provided by our large print order volumes and integrated design and production facilities will enable us to profitably expand our consumer business.

•	Strategic Alliances—We intend to develop strategic relationships to expand our marketing and sales channels. We have established co-branded or private branded websites and web landing or splash pages with companies in a variety of industries. We seek to use these relationships to market our products and services to customers of these other parties, attract additional customers to our websites, and further promote the VistaPrint brand.

Increase Sales to Existing Customers

We seek to increase both our average order size and the lifetime value we receive from a customer by expanding our product and service offerings, increasing up-selling and cross-selling efforts and continuing to improve and streamline our design and ordering processes. We currently generate a majority of our revenues from returning customers, and typically realize higher average order values from these customers compared to first time customers. We intend to continue to focus our efforts on improving and integrating the entire customer experience, from the customer’s first visit to our website through the customer’s receipt of the finished printed product. We believe that this direct sales and customer relationship model eliminates inefficiencies and intermediaries that can detract from the overall customer experience and drive up costs, and enables us to more effectively attract and retain customers.

Expand Product and Service Offerings

We launched the VistaPrint.com website in 2000 selling only a limited selection of business cards. Since that time, we have extended our product offerings to cover a wide array of additional business and consumer products, including brochures, data sheets, standard and oversized marketing postcards, invitations, announcements, holiday cards, folded cards, return address labels, calendars, magnets, letterhead and mailing labels. During calendar year 2006, we have added rubber stamps, logos, envelopes, note pads, photos and related products to our product offerings. In addition, for customers in English-speaking markets, we offer live, telephone based customer support and free graphic design services to assist customers in designing their products. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract new customers seeking different products and services.

Extend Technology Leadership

We believe that technological innovation and the investment we have made in our technology development efforts have been among the principal drivers of our success to date. We hold eight United States patents, two European patents and one French patent and have more than 30 patent applications pending in the United States and other countries and have developed extensive amounts of proprietary software. We believe that the quality of our technology gives us an advantage over our competitors and we intend to continue developing our proprietary software technology to maintain that advantage. We have designed our technologies to accommodate planned growth in the number of customer visits, orders, and service and product offerings, with little additional effort other than adding servers and other hardware. We intend to continue to invest in enhancing and refining our existing technologies, creating new technologies, and protecting our proprietary rights. We believe that this investment in technology development will drive further expansion of our service and product offerings, improve the customer’s experience in designing and ordering printed products, and improve efficiencies in our production of products and delivery of services.

Enhance Product Quality

By continuously striving to enhance the quality of our products and to manufacture products faster and more efficiently, we believe that we can both increase customer satisfaction and retention and improve our cost efficiencies. We have specifically designed our print manufacturing operations for efficiency and integration with our automated systems. We have implemented rigorous quality controls for our products, but we intend to continue to improve the efficiency and quality of our print manufacturing operations through employee training, technological developments and process improvements.

Our Technology

We have standardized, automated and integrated the entire graphic design and print process, from design conceptualization to product shipment, through a number of proprietary technologies, including:

Design and Document Creation Technologies

IntelliContent Document Platform is our document model architecture and technology that employs Internet-compatible data structures to define, process and store product designs as a set of separately searchable, combinable and modifiable component elements. In comparison to traditional document storage and presentation technologies, such as bitmap or PDFs, this architecture provides significant advantages in storing, manipulating and modifying design elements, allowing us to generate customized product design options automatically in real time.

AutoDesign is our software that automatically generates customized product designs in real-time based on key-word searches, enabling professional-looking graphic layouts to be easily and quickly created by customers without graphic arts training.

VistaStudio is our product design and editing software suite that is downloaded to our customer’s computer from our server and runs in the customer’s browser. This browser-based software provides real-time client-side editing capabilities plus extensive system scalability. A wide variety of layouts, color schemes and fonts are provided and over 70,000 high-quality photographs and illustrations are currently available for use by customers in product design. Customers can also upload their own images and logos for incorporation into their product designs.

VistaDesigner is our Internet-based, remote, real-time, co-creativity and project management application and database that enables customers and VistaPrint design agents to cooperatively design a product across the Internet in real-time, while simultaneously engaging in voice communication.

Pre-Press and Print Production Technologies

DrawDocs is our automated pre-printing press technology that prepares customer documents received over the Internet for high-resolution printing. DrawDocs ensures that the high-resolution press-ready version of the customer’s design will produce a printed product that is exactly like the graphic design that was displayed in the customer’s Internet browser.

VistaBridge is our technology that allows us to efficiently store, process and aggregate thousands of Internet print orders every day. The VistaBridge system automates the workflow into our high-volume offset or digital presses by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single print job. The VistaBridge technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. We regularly receive in excess of 15,000 orders per day and orders often contain multiple print jobs, which can result in more than 50,000 individual stored jobs awaiting printing. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type of paper, size of paper, color versus black and white, single or double-sided print, delivery date, shipping location, type of printing system being used and type of product. The VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.

Viper is our workflow and production management software for tracking and managing our worldwide production facilities on a networked basis. Viper monitors and manages bar-code driven production batch and order management, pick and pack operations, and addressing and shipping of orders.

Marketing Technologies

Split Run Testing Technology is our software that assigns our website visitors to test and control groups which can be shown slightly different versions of our website. This technology permits us to evaluate any changes to our websites on a relatively small but still statistically significant test group prior to general release. We then use analytics software to correlate the changes on the site with the visitor’s browsing and purchasing behavior and to compare our margins for a given pair of test and control groups. Our testing engine allows us to run hundreds of these tests simultaneously on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and implement the most promising and profitable ideas.

VistaMatch is our software that automatically generates and displays one or more additional customized product designs based upon a customer’s existing design. Design elements and customer information are automatically transferred to the additional design so that customers do not spend additional time searching for other products or templates or re-entering data. For example, if a customer has designed a business card, VistaMatch can automatically generate corresponding letterhead, return address labels, and refrigerator magnets that the customer can add to its order with a single key stroke.

Automated Cross-Sell and Up-Sell is our technology which permits us to show a customer, while the customer is in the process of purchasing a product, marketing offers for one or more additional or related products. We use this technology to dynamically determine the most effective products to offer to customers based on a number of variables including how the customer reached the website, the customer’s purchase history, the contents of the customer’s shopping basket and the various pages within the website that the customer has visited.

Localization/Language Map is our content management system that permits all of our localized websites, and the changes to those websites, to be managed by the same software engine. Text and image components of our web pages are separated, translated and stored in our managed content database. If a piece of content is reused, the desired content automatically appears in its correct language on all websites, enabling our localized websites, regardless of the language or country specific content, to share a single set of web pages that automatically use the appropriate content, significantly reducing our software installation, deployment and maintenance costs.

Customer Recognition/Segmentation is our technology that allows us to identify an inbound caller by their phone number and match that information to that customer’s history from our customer databases. We can then tailor the types of calls that are taken by our customer service and design service agents and appropriately adjust call flow, scripts, up-sell and cross-sell suggestions in an effort to maximize contribution margin per call.

Technology Development

We intend to continue developing and enhancing our proprietary software programs and processes. As of June 30, 2006, more than 70 of our employees were engaged in technology development. Our technology and development expenses were $15.6 million, $10.8 million and $8.5 million in the years ended June 30, 2006, 2005 and 2004, respectively.

We have designed our infrastructure and all of our technologies to accommodate future growth. We have designed our website technologies to scale to accommodate future growth in the number of customer visits, orders, and product and service offerings, with little additional effort other than adding servers and other hardware. Our document and design creation technologies are architected to utilize the processing power of the customer’s computer rather than our servers. This Internet- based architecture makes our applications highly scalable and offers our customers fast system responsiveness when they are editing their document designs. Our pre-press and print production technologies for aggregating print jobs in preparation for printing are designed to readily scale as we grow and the number of received print orders per day increases. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the printing equipment and increasing overall system throughput.

Our systems infrastructure, web and database servers are hosted at Cable & Wireless in Bermuda, which provides communication links, 24-hour monitoring and engineering support. Cable & Wireless has its own generators and dual network access points. Our site systems are operated 24 hours a day, seven days a week. We believe this solution is highly scalable by adding relatively inexpensive servers and processors.

Security is provided at multiple levels in both our hardware and software. We use 128-bit encryption technology for secure transmission of confidential personal information between customers and our web servers. All customer data is held behind firewalls. In addition, customer credit card information is encrypted. We use fraud prevention technology to identify potentially fraudulent transactions.

The Customer Design and Purchase Experience

We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of customer service options. For experienced or computer-savvy customers, our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Those customers who have started the design process but find that they require some guidance or design help can, with the assistance of our customer sales and support personnel, obtain real time design or ordering assistance. Those customers who would like us to prepare designs can call our toll-free graphic design hotline and quickly receive multiple custom designs prepared by our graphic designers.

Designing Online

Customers visiting our websites can select the type of product they wish to design from our broad range of available products. When a product type has been selected, the customer can initiate the design process by using our predefined industry styles and theme categories, by entering one or more keywords in our image search tool, or by uploading the customer’s own design. If the customer chooses to do a keyword search, our automated design logic will, in real time, create and display to the customer a variety of product templates containing images related to the customer’s keyword. When the customer chooses a particular template for personalization, our user-friendly, browser-based product design and editing tools are downloaded from our servers to the customer’s browser program. We enable the customer to quickly and easily perform a wide range of design and editing functions on the selected design, such as:

•	entering and editing text;

•	cropping images or entirely replacing images with other images;

•	repositioning product elements using conventional drag-and-drop functionality;

•	changing fonts or font characteristics;

•	uploading customer images or logos;

•	changing color schemes; and

•	zooming in and out.

Design, Sales and Service Customer Experience

We are committed to providing a high level of customer service and support. We offer e-mail support for customers on all of our localized websites. We augment our e-mail support and our online tools with knowledgeable, English speaking, trained service, sales and design support staff.

Customers that do not want to design themselves or to design online in real-time cooperation with our sales and design personnel can call our design services hotline toll-free and receive free design services. Our agents are trained to be proficient in the use of our design creation software tools. Due to our proprietary design tools and low-cost, high-volume service operations, our cost, design time and revision turn around are significantly less than typically available from traditional graphic designers.

We conduct a short interview process with customers during which we gather information regarding the customer’s design needs and ideas, the business or social image the customer desires to convey, and other information relevant to the design process. Our designers then create customized and professional designs for the customer to review and approve. If necessary, up to three revision cycles are performed by our designers at no charge to the customer. Customers can select from the various design options and place orders for printed products incorporating the chosen designs.

Our English-language customer support, sales and design center is located in Montego Bay, Jamaica and was staffed by over 240 service and design employees as of June 30, 2006. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, we believe our agents and designers provide a service-rich customer experience. Calls typically are answered in less than 30 seconds and our agents are available to provide assistance via telephone five days a week, from 8 a.m. to midnight Eastern time.

Post-Design Check-Out Process

Customers purchasing printed products check out either via a standard e-commerce self-service shopping basket or by providing their order and payment information via telephone to one of our service agents. We offer a variety of secure payment methods, with the payment options varying to meet the customs and practices of each of our localized sites. All of our orders require pre-payment, whether by credit or debit card, check, money order or wire transfer. During the check-out process, customers are also typically presented with offers for additional products and services from us and our marketing partners. Using our automated VistaMatch product design capabilities, customers who designed products using our content can be shown images of automatically generated matching products. For example, a customer purchasing business cards can automatically be shown matching return address labels, magnets, calendars, calendar magnets and similar products. Each of these automatically generated product offers can be quickly and simply added to the customer’s order with a single key stroke.

The Print Manufacturing and Delivery Process

As orders are received, we automatically route printing jobs, aggregated by our VistaBridge technology, to the type and location of printing system that is most appropriate and cost efficient for the type of product ordered. Products ordered in quantities of 250 or more, such as business cards, postcards, letterhead and the like, are typically produced using a single pass on state of the art automated, high-volume, four color offset professional quality printing presses. Products produced in smaller quantities or using special materials, such as holiday cards, invitations, return address labels, and magnets, are typically produced on digital presses, although we may print as few as 50 of a given product on offset presses. In almost all cases, individual orders from multiple customers are aggregated to create larger print jobs, allowing multiple orders to be simultaneously produced. Once printed, the individual product orders are separated using computerized robotic cutting systems, assembled, packaged and addressed using proprietary software-driven processes, and shipped to the customer. Requiring as little as 60 seconds of production labor per order, versus an hour or more for traditional printers, this process enables us to print many high-quality customized orders using a fraction of the labor of typical traditional printers. Our quality control systems are designed around the principles of world class manufacturing to ensure that we consistently deliver premium, high-quality products.

Our proprietary Viper software, sophisticated automation and software from our suppliers combine to integrate and automate all aspects of the printing process, including:

•	the pre-press process, during which digital files are transferred directly from our computer servers to the print plate creation system at the appropriate printing facility, or, in the case of digital printers, directly to the printing press;

•	automatic plate loading systems that eliminate all manual steps other than a quick ‘toaster like’ insertion and removal of plates;

•	automatic ink key setting whereby ink fountain keys, which control color application, are set automatically from an analysis of the pixelized data used to image plates;

•	cutting and finishing, during which products are cut to size using computerized, robotic cutters; and

•	software driven assembly, packaging, sorting and shipping of the final orders.

Sales and Marketing

We employ sophisticated direct marketing technologies and management practices to acquire our customers using the Internet, e-mail, and traditional direct marketing mailings. In addition, many of the products that we print for customers contain the VistaPrint logo and reference our website. Because our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising.

We have developed tools and techniques for measuring the result of each provider of direct marketing services and of each marketing message or product offer. In addition, our customer split run testing technology allows us to divide prospective or returning customers visiting our websites into sub-groups that are presented with different product selections, prices and/or marketing messages. This allows us to test or introduce new products on a limited basis, test various price points on products and services or test different marketing messages related to product or service offerings.

We place advertisements on the websites of companies such as AOL and MSN, contract for targeted e-mail marketing services from vendors such as AzoogleAds.com and MyPoints, and contract for placement on leading search engines such as Google and Yahoo!. We maintain affiliate programs under which we permit program members to include hyperlinks to our websites on their sites and in promotional materials and we pay program members for sales generated through those links.

In addition, we create co-branded or private branded versions of our websites and web landing or splash pages for companies in a variety of industries. In general, these arrangements involve payment of a commission or revenue share to these companies for sales of our products and services generated through these websites and web pages.

Intellectual Property

Protecting our intellectual property rights is part of our strategy for competitive differentiation. We seek to protect our proprietary rights through a combination of patent, copyright, trade secret, and trademark law and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information.

We currently hold eight issued United States patents, two issued European patents, and one issued French patent. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2016 and May 2024. In addition, we currently have more than 30 patent applications pending in the United States and other countries and we intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is justified, appropriate, and cost efficient. Our issued patents relate generally to our automated process for receiving, processing, aggregating and producing multiple individual print jobs and to automated processes for facilitating document creation at a client system.

In November 2004, we received a letter from attorneys representing Daniel Keane, the chief executive officer of Mod-Pac, our former North American printing supplier, and the brother of Robert Keane, our chief executive officer, claiming an inventorship interest in our issued United States patent relating to printing aggregation. If Daniel Keane were to commence an action to assert this claim and were successful in establishing co-inventorship, he would be able to use, and license to others the right to use, this patent without paying any compensation to us. We have informed Daniel Keane that we believe he does not qualify as a co-inventor, but there can be no guarantee that he will not commence a formal action or that, if commenced, we will be successful in defending against such action. Similarly, Daniel Keane may claim inventorship in our other patents or pending applications relating to printing aggregation and may accordingly obtain an interest in these other patents and pending applications.

We have received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay damages and attorney’s fees. Additionally, if we are found to have willfully infringed a third parties’ patent, we may be liable for treble damages and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies important to the operation of our business would be restricted by a court order.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in 15 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada and Japan. Additional applications for the VistaPrint mark are pending.

The content of our websites and our downloadable software tools are copyrighted materials protected under international copyright laws and conventions. These materials are further protected by the Terms of Use posted on each of our websites, which customers acknowledge and accept during the purchase process. We currently own or control a number of Internet domain names used in connection with our various websites, including VistaPrint.com and related names. Most of our localized sites use local country code domain names, such as VistaPrint.it for our Italian site.

Competition

The market for graphic design and print services is large, evolving and highly competitive. We compete on the basis of breadth of product offerings, price, convenience, print quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high-quality design and print at the lowest price point of any competitor in our market. Our current competition includes one or a combination of the following:

•	self-service desktop design and publishing using personal computer software such as Broderbund PrintShop, together with a laser or inkjet printer and specialty paper;

•	traditional printing and graphic design companies;

•	office supplies and photocopy retailers such as Office Depot, FedEx Kinko’s, OfficeMax and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow; and

•	other online printing and graphic design companies. We are aware of dozens of online print shops that provide some printing products and services similar to ours. Further, we are aware of hundreds of online businesses that offer some limited custom printing services.

The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic alliances to provide graphic design and printing services with larger, more established and well-financed companies. Some of our competitors may be able to enter into these alliances on more favorable terms than we could obtain. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved services and products that may compete with the services and products we market. New technologies and the expansion of existing technologies, such as websites, e-mails and electronic files, which may serve as substitutes for printed products, may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures facing us could harm our business and prospects.

Government Regulation

We are not currently subject to direct national, federal, state, provincial or local regulation other than regulations applicable to businesses generally or directly applicable to online commerce. The European Union, however, has extensive personal data privacy, electronic mail solicitation and other directives. Several states of the United States have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. We do not currently provide individual personal information regarding our users to third parties without the user’s permission.

Employees

As of June 30, 2006, we had 695 full-time employees, of which 243 were employed in Lexington, Massachusetts, United States; 40 in Venlo, the Netherlands; 153 in Windsor, Ontario, Canada; and 259 in Montego Bay, Jamaica. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except that we are required to provide 32 of our employees in our Venlo facility with compensation and benefits equal to or greater those provided in a collective bargaining agreement covering employees in the Dutch printing trade. We have not experienced any work stoppages and believe that relations with our employees are good.

Our Corporate Information

VistaPrint Limited is incorporated under the laws of Bermuda. We maintain a registered office in Bermuda at Canon’s Court, 22 Victoria Street, Hamilton HM12, Bermuda. Our telephone number in Bermuda is (441) 295-2244. VistaPrint Corporation, the immediate predecessor to VistaPrint Limited, was incorporated in Delaware in January 2000 and was amalgamated with VistaPrint Limited on April 29, 2002. VistaPrint.com S.A., the predecessor to VistaPrint Corporation, was incorporated in France in 1995 and was merged into VistaPrint Corporation in January 2002.

Available Information

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as VistaPrint Limited, that file electronically with the Commission. The address of this website is http://www.sec.gov. We make available, free of charge, on or through our Internet websites our Periodic Reports and amendments to those Periodic Reports as soon as reasonably practicable after we electronically file them with the Commission. The address of our United States’ website is www.vistaprint.com.

Item 1A.	Risk Factors

The following factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us in this Annual Report on Form 10-K, our other filings with the Commission, press releases, communications with investors and oral statements. Any forward-looking statement involves risks and uncertainties and are not guarantees of future performance. Failure to adequately overcome any of the following challenges could have a material adverse effect on our results of operations, business or financial condition. Forward-looking statements involve expectations, judgments and estimates, which, at the time the forward-looking statement was made we deemed to be reasonable. Subsequent events and developments may cause our expectations to change. While we may elect to update these forward-looking statements we specifically disclaim any obligation to do so, even if our expectations change.

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

Since our products are sold exclusively through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenues. For this reason, a primary component of our business strategy is the continued promotion and strengthening of the VistaPrint brand. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products on the Internet, we face significant competition in the graphic design and printing markets from printing suppliers who also seek to establish strong brands. If we are unable to successfully promote the VistaPrint brand, we may fail to substantially increase our revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts.

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and technology, graphic design operations, production operations, and customer service operations. We also redesign our websites from time to time to seek to attract customers to our websites. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with high-quality customer experiences for any reason, our reputation would be harmed and our efforts to develop VistaPrint as a trusted brand would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

We are dependent upon our own printing facilities for the production of printed products sold to our customers and any significant interruption in the operations of these facilities or any inability to increase capacity at these facilities would have an adverse impact on our business.

While we historically had relied on an exclusive supply relationship with Mod-Pac Corporation to produce our printed products for the North American market, this exclusive supply arrangement terminated on August 30, 2005. In May 2005, we began shipping products from our own printing facility in Windsor, Ontario, Canada and have been manufacturing 100% of our North American production internally since September 2005. The length of time we have been operating this Canadian facility is limited. In addition, we produce a majority of printed products destined for customers outside of North America at our printing facility in Venlo, the Netherlands. We are continuing to work to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier to supplement our production capacity. However, an alternative supplier may not be able to meet our requirements on a timely basis or on commercially acceptable terms. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

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

Changes in stock based compensation accounting rules have had and are expected to continue to have an adverse affect on our operating results.

We use options to acquire our common shares and other equity based awards to attract, incentivize and retain our employees in a competitive marketplace. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, allowed companies the choice of either using a fair value method of accounting for stock awards that would result in expense recognition for all such awards granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, with a pro forma disclosure of the impact on net income (loss) of using the fair value method of accounting for stock based awards. Prior to our adoption of FASB Statement No. 123(R), “Share Based Payment,” or Statement 123(R), on

July 1, 2005, we had elected to apply APB 25 and accordingly we generally did not recognize any expense with respect to employee options to acquire our common shares in periods ended on or prior to June 30, 2005 as long as such options were granted at exercise prices equal to the fair value of our common shares on the date of grant.

Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost is measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which is the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for each of the three months and fiscal year ended June 30, 2006. We expect that we will continue to use share based compensation awards to attract, incentivize and retain our employees. Therefore, we expect the resulting share-based compensation expense will continue to increase, which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

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

We base our operating expense budgets on expected revenue trends. A portion of our expenses, such as office leases and various personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

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

Many customers access our websites by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenues, prevent us from maintaining profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our profitability.

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

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities despite our belief that our commercial e-mail solicitations comply with all applicable laws. In the future, our other Internet protocol addresses may also be listed with one or more blacklisting entities. We may not be successful in convincing the blacklisting entities to remove us from their lists. Although the blacklisting we have experienced in the past has not had a significant impact on our ability to operate our websites or to send commercial e-mail solicitations, it has, from time to time, interfered with our ability to send operational e-mails—such as password reminders, invoices and electronically delivered products—to customers and others. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, all of which could have a material negative impact on our business and results of operations.

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

Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our websites to fail and result in loss of, or delay in, market acceptance of our products and services. In the past, we have experienced delays in website releases and customer dissatisfaction during the period required to correct errors and design faults in our websites that caused us to lose revenue. In the future, we may encounter additional issues, such as scalability limitations, in current or future technology releases. A delay in the commercial release of any future version of our technology, infrastructure and processes could seriously harm our business. In addition, our systems could suffer computer viruses and similar disruptions, which could lead to loss of critical data or the unauthorized disclosure of confidential customer data.

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

The development of our business since the launch of the VistaPrint.com website in April 2000 has been attributable to organic growth, but in the future we may choose to undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

Our business and our customer base have been built through organic growth. A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites. To execute our expansion strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders and, in the case of debt financings, may subject us to covenants restricting the activities we undertake in the future. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our President and Chief Executive Officer, Janet Holian, our Chief Marketing Officer, and Alexander Schowtka, our Chief Operating Officer. None of Mr. Keane, Ms. Holian, or Mr. Schowtka is a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these key employees may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts to date, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 695 employees as of June 30, 2006, with website operations, offices, production facilities and customer support centers in Bermuda, the United States, the Netherlands, Jamaica and Canada. This growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least five countries.

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

For the fiscal year ended June 30, 2006, we derived 71% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

We have limited experience in managing operations in multiple countries and if we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

We have a limited history of managing non-United States operations. From March 2001 to January 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Over the past three years, we expanded our business to include operations in five different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda and technology development, marketing, finance and administrative offices in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the fiscal year ended June 30, 2006, we derived 29% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

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

As of June 30, 2006, we held eight issued United States patents, two issued European patents and one issued French patent and we had more than 30 patent applications pending in the United States. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

We have, in the past, received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay damages and attorney’s fees. Additionally, if we are found to have willfully infringed a third parties’ patent, we may be liable for treble damages and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies important to the operation of our business would be restricted by a court order.

Alternatively, we may be required to, or decide to, enter into a license with a third party. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues or maintain profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

For the fiscal year ended June 30, 2006, we derived less than 10% of our revenues from order referral fees paid to us by merchants for customer click-throughs and orders. In general, these third parties offer memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these third parties have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we now offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third parties. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

Our practice of offering free products and services could be subject to additional judicial or regulatory challenge which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of the free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation. For example, one of our subsidiaries and our predecessor corporation were named as defendants in a class action lawsuit alleging that the shipping and handling fees we charged in connection with our free business card offer violates sections of the California Business and Professions Code that limit the amount that may be charged for shipping and handling in connection with a prize or gift. In addition, customers have filed complaints with governmental and standards bodies claiming that they were misled by the terms of our free offers. Our free product offers could be subject to challenge in other jurisdictions in the future. If we are subject to further actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

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

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Foreign corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, foreign corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a foreign corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. A successful challenge could result in VistaPrint Limited being subject to tax in the United

States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

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

We believe that we were not a PFIC for the tax year ended June 30, 2006 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

If a United States shareholder acquires 10% or more of our common shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules.

Each “10% U.S. Shareholder” of a foreign corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A foreign corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation or more than 50% of the total value of all stock of the corporation on any day during the taxable year of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% and 10% ownership tests have been satisfied, shares owned include shares owned directly or indirectly through foreign entities and shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. Based upon our existing share ownership, we do not believe we are a CFC.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our registered office is in Hamilton, Bermuda. We have constructed two computer integrated manufacturing print facilities for the production of our products. Our 68,000 square foot facility located in Windsor, Ontario, Canada services the North American market and we have recently begun an approximately 92,000 square foot expansion of this facility. Our 54,000 square foot facility located in Venlo, the Netherlands services markets outside of North America. Our technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States. We operate a customer design, sales and service center in Montego Bay, Jamaica. Our web servers are located in data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda.

We own the real property associated with our printing facilities in the Netherlands and Canada. The real property and facilities we own are listed below:

Location	Square Feet	Type
Venlo, the Netherlands	54,000	Manufacturing and office
Windsor, Ontario, Canada	68,000	Manufacturing and office

We have recently begun the expansion of our Windsor, Ontario, Canada facility. It is currently anticipated that such expansion shall increase the overall size of that facility to approximately 160,000 square feet.

The properties we lease are listed below:

Location	Square Feet	Type	Lease Expires
Lexington, MA, USA	55,924	Office	April 30, 2007
Montego Bay, Jamaica	20,000	Office and design, sales and service center	April 30, 2009
Montego Bay, Jamaica	5,000	Office and training and quality assurance facility	January 31, 2007

We believe that the total space available to us in our facilities and under our current leases and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

One of our subsidiaries and our predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court on September 14, 2004. The complaint alleged that the shipping and handling fees we charge for free products are excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, we have agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on our websites, to provide all class members who purchase business cards from us for a two year period the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the court’s final approval of the settlement and we are unable to express an opinion as to the likely outcome of this appeal.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares began trading under the symbol “VPRT” on the NASDAQ National Market on September 30, 2005. The following table sets forth, for the periods indicated, the high and low sale price per share of our common shares on The NASDAQ National Market:

	High	Low
Fiscal 2006:
First Quarter (September 30, 2005 only)	$15.71	$12.01
Second Quarter	$22.83	$14.00
Third Quarter	$37.75	$22.36
Fourth Quarter	$36.45	$25.80
Fiscal 2007:
First Quarter (through September 1, 2006)	$26.86	$20.62

As of September 1, 2006, there were 141 holders of record of our common shares.

We have never paid or declared any cash dividends on our common shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not repurchase any equity securities in fiscal 2006.

In our initial public offering, we sold 5,500,000 common shares and certain of our shareholders sold an aggregate of 6,018,320 common shares, at an initial public offering price of $12.00 per share. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred, or expect to incur, additional, related expenses of approximately $1.9 million, resulting in proceeds, after expenses, to us of approximately $59.5 million. As of September 1, 2006, we had not utilized any of the net proceeds from the offering. We may use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in asset-backed, short-term investment grade and government securities.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below as of June 30, 2006 and 2005, and for the years ended June 30, 2006, 2005 and 2004 are derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, and included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2004, 2003 and 2002 and for the years ended June 30, 2003 and 2002 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss/income per common share. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$152,149	$90,885	$58,784	$35,431	$16,851
Cost of revenue	49,858	36,528	23,837	15,024	7,804

Technology and development expense	15,628	10,839	8,515	4,897	2,209
Marketing and selling expense	51,174	32,372	19,138	11,901	5,355
General and administrative expense	16,624	5,813	3,968	2,485	1,392
Loss on contract termination	—	21,000	—	—	—

Income (loss) from operations	18,865	(15,667)	3,326	1,124	91
Other income (expenses), net	2,409	(78)	47	96	19
Interest expense	1,256	390	83	—	—

Income (loss) from operations before income taxes	20,018	(16,135)	3,290	1,220	110
Income tax provision (benefit)	783	84	(150)	747	—

Net income (loss)	$19,235	$(16,219)	$3,440	$473	$110

Net income (loss) attributable to common shareholders:
Basic	$16,889	$(21,032)	$384	$51	$(177)
Diluted	$19,235	$(21,032)	$414	$52	$(177)
Basic net income (loss) per share	$0.51	$(1.85)	$0.03	$0.00	$(0.02)
Diluted net income (loss) per share	$0.45	$(1.85)	$0.03	$0.00	$(0.02)
Shares used in computing basic net income (loss) attributable to common shareholders per share	33,147,287	11,358,575	11,014,842	11,609,068	10,825,388
Shares used in computing diluted net income (loss) attributable to common shareholders per share	42,624,689	11,358,575	12,539,644	12,182,176	10,825,388

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$(24,929)	$(18,629)	$(13,374)	$(1,571)	$(820)
Development of software and website	(2,656)	(1,908)	(3,523)	(2,570)	(1,178)
Depreciation and amortization	7,786	5,902	4,209	2,103	1,422

Cash flows from operating activities	34,637	(6,671)	9,169	3,993	2,269
Cash flows from investing activities	(71,410)	(20,537)	(18,080)	(4,478)	(2,197)
Cash flows from financing activities	74,851	33,534	25,802	406	16

	As of June 30,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$64,653	$26,402	$20,060	$3,149	$3,228
Marketable securities	43,474	—	—	—	—
Property, plant and equipment, net	50,311	29,913	14,333	1,891	934
Working capital	90,201	13,670	12,620	(2,427)	(227)
Total assets	171,392	65,986	42,007	9,610	6,380
Accrued expenses and deferred revenue	15,640	11,125	6,155	2,877	1,093
Total long-term obligations, less current portion	23,046	15,696	5,816	125	250
Series A redeemable convertible preferred shares	—	13,556	13,430	14,557	14,181
Series B redeemable convertible preferred shares	—	57,880	30,505	—	—
Total shareholders’ equity (deficit)	123,984	(38,069)	(17,072)	(11,280)	(11,861)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report.

Overview

We are a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide with over 7,000,000 customers served in more than 120 countries. We offer a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. We believe that our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate printing facilities in Windsor, Ontario, Canada and in Venlo, the Netherlands, and we operate a customer design, sales and service center in Montego Bay, Jamaica. Our technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue.    We generate revenues primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs and orders that are placed on the merchants’ websites. For the year ended June 30, 2006, we generated less than 10% of our revenues from these order referral fees. A portion of our revenues are derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 62% of revenue for the fiscal year ended June 30, 2006 as compared to 57% of revenue for the fiscal year ended June 30, 2005. To understand our revenue trends, we monitor several key metrics including:

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

Cost of Revenue.    Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, shipping charges and other miscellaneous related costs of products sold by us.

We believe that the vertical integration of our manufacturing operations is a strategic differentiator for our business model. In January 2004, we opened our European production facility in Venlo, the Netherlands and in April 2005, we opened a second production facility in Windsor, Ontario, Canada. Prior to February 2004, we purchased all of our printed products from our third party print provider, Mod-Pac Corporation, under a ten year exclusive supply agreement. The supply agreement provided that Mod-Pac would serve as our exclusive print supplier for all orders shipped to North America with pricing based on Mod-Pac’s costs plus a fixed percentage markup. The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer.

On July 2, 2004, we entered into a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements with Mod-Pac as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which became effective August 30, 2004. Under the new supply agreement, Mod-Pac retained the exclusive supply rights for products shipped to North America through August 30, 2005. The cost of printing and fulfillment services in effect prior to the termination agreement reflected Mod-Pac’s actual costs plus 33%. The cost of these services under the new supply agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price we paid per product to costs of production plus 25%. We further amended the new supply agreement in April 2005 to permit us to manufacture products destined for North American customers in exchange for the payment of a fee to Mod-Pac for each unit shipped from our Canadian facility. The new supply agreement expired on August 30, 2005 and we have not placed any orders with Mod-Pac since that date.

In September 2004, we began construction of our new printing facility in Windsor, Ontario, Canada. In May 2005, this printing facility began printing and shipping products to North American customers. We increased the volume of orders being produced at our Canadian facility in each subsequent month while the volume of orders produced at Mod-Pac decreased. Since September 2005, we have been producing 100% of our North American orders internally. During the transition to our Canadian facility, we incurred duplicate costs of labor and overhead, resulting in increased cost of revenue as a percentage of revenue.

Technology and development expense.    Technology and development expense consists primarily of payroll and related expenses for software development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous infrastructure-related costs. These expenses also include amortization of purchase costs related to content images used in our graphic design software. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and are amortized over the software’s useful life, which is estimated to be two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Costs associated with the acquisition of content images used in our graphic design process that have useful lives greater than one year, such as digital images and artwork, are capitalized and amortized over their useful lives, which approximate two years.

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

General and administrative expense.    General and administrative expense consists of general corporate costs, including salary and related payroll benefit expenses of employees involved in finance, accounting, human resources and general executive management. We have incurred and will incur additional legal and accounting costs in order to comply with regulatory reporting requirements, as well as additional costs associated with being a publicly traded company, such as investor relations and higher insurance premiums.

Loss on contract termination.    On July 2, 2004, we signed a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. As a result of the termination agreement and the payment we made to Mod-Pac, we recorded a loss from the termination of the existing supply agreements of $21.0 million. We deferred $1.0 million of the total termination fee of $22.0 million, representing the effective reduction of the mark-up on costs of purchased products from 33% to 25% estimated to be purchased over the contract period. This deferred amount was recorded as a prepaid asset on our consolidated balance sheet at June 30, 2005 and was amortized to cost of revenue over the twelve month term of the new supply agreement.

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

Initial Public Offering.    On September 29, 2005, we closed our initial public offering, or IPO, in which we sold 5,500,000 common shares at a price to the public of $12.00 per share. The net proceeds of the IPO to us, which we received on October 5, 2005, were approximately $61.4 million after deducting underwriting discounts. Upon the closing of the IPO, all of our outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances at the time they are made, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

Revenue Recognition.    We generate revenues primarily from the printing and shipping of customized printed products, such as business cards, postcards, brochures, magnets, presentation folders and folded greeting cards. We recognize revenue arising from sales of printed goods when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been shipped and title and risk of loss transfers to the customer, the sales price is fixed or determinable and collection is reasonably assured. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs to merchant websites. Revenue generated from order referrals is recognized in the period that the click-through impression is delivered provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable, we have no significant remaining obligations and collection is reasonably assured. Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Inventories.    Our inventories consist primarily of raw materials, and are stated at the lower of first-in, first-out cost or market value. Raw materials consist of various types of paper stock, printing plates and packing boxes. Management believes that these materials are commodity products that are not susceptible to obsolescence. In addition, we manage our supply chain to maintain a just-in-time inventory process to minimize the levels of inventory on hand.

Software and Website Development Costs.    We capitalize eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use,” and Emerging Issues Task Force 00-2, “Accounting for Website Development Costs.” We capitalize the payroll and payroll-related costs of employees who devote time to the development of internal-use computer software. We amortize these costs on a straight-line basis over the estimated useful life of the software which is two years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Income Taxes.    We make estimates and judgments in determining our income tax expense, and in the calculation of our tax assets and liabilities. Our corporate tax rate is a combination of the tax rates of the jurisdictions where we conduct business. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income. We have entered into and operate pursuant to transfer pricing agreements that establish the transfer prices for transactions between VistaPrint Limited and our subsidiaries in the United States, Canada, the Netherlands and Jamaica. The determination of appropriate transfer prices requires us to apply judgment. We believe that our transfer pricing is in accordance with applicable statutory regulations.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and estimate a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Our judgment is required to determine, among other things, whether an increase or decrease of the valuation allowance is warranted. We will increase the valuation allowance if we operate at a loss or are unable to generate sufficient future taxable income. We will decrease the valuation allowance if our future taxable income is significantly higher than expected or we are able to utilize our tax credits. Any changes in the valuation allowance could affect our tax expense, financial position and results of operations.

Share-Based Compensation.    Prior to June 3, 2005, we had accounted for awards under our share plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board, or FASB, Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and as such compensation cost has not been recognized on those awards. Effective July 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by us beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, which is the date we filed our Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition guidelines of Statement 123(R), results for prior periods have not been restated. No share-based employee compensation cost was recognized in the Consolidated Statement of Operations for the fiscal years ended June 30, 2005 and June 30, 2004 included elsewhere in this Annual Report on Form 10-K.

Determining the amount of share-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of share options. We calculate the grant-date fair values of option awards using the Black-Scholes valuation model. The use of the valuation model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested share options before exercising them, the estimated volatility of our common share price and the number of options that will be forfeited prior to vesting. Changes in these estimates and assumptions can materially affect the determination of the fair value of share-based compensation and consequently, the related amount recognized on our consolidated statements of operations. At June 30, 2006, there was $8.3 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 3.4 years.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of this statement will have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of this interpretation will have a material impact on our Consolidated Financial Statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2006	2005	2004
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	32.8%	40.2%	40.6%
Technology and development expense	10.3%	11.9%	14.5%
Marketing and selling expense	33.6%	35.6%	32.6%
General and administrative expense	10.9%	6.4%	6.8%
Loss on contract termination	0.0%	23.1%	0.0%

Income (loss) from operations	12.4%	(17.2)%	5.5%
Other income (expenses), net	1.6%	(0.1)%	0.2%
Interest expense	0.8%	0.4%	0.1%

Income (loss) from operations before income taxes	13.2%	(17.7)%	5.6%
Income tax provision (benefit)	0.5%	0.1%	(0.3)%

Net income (loss)	12.7%	(17.8)%	5.9%

Fiscal Years Ended June 30, 2006, 2005 and 2004

In thousands

	Year Ended June 30,			2005-2006 % Change	2004-2005 % Change
	2006	2005	2004
Revenue	$152,149	$90,885	$58,784	67%	55%

Cost of revenue	$49,858	$36,528	$23,837	36%	53%
% of revenue	32.8%	40.2%	40.6%

The $61.3 million, or 67%, increase in revenue from fiscal 2005 to fiscal 2006 was primarily attributable to increases in website sales of our printed products. The overall growth during this period was driven by increases in website sessions and the average order value of shipments. During this period, our website sessions grew by 56%, average order value grew by 4% to $30 and conversion rates remained unchanged at 4.7%. As our total customer base has grown, we also have continued to experience significant growth in purchases from existing customers. Revenue from repeat customers increased from 57% of revenue in fiscal 2005 to 62% of revenue in fiscal 2006. Revenue from our non-United States websites accounted for 29% of total revenues for fiscal 2006 as compared to 27% of total revenue during fiscal 2005.

The $32.1 million, or 55%, increase in revenue from fiscal 2004 to fiscal 2005 was primarily attributable to increases in website sales of our printed products. The overall growth during this period was driven by increases in website sessions and the average order value of shipments. During this period, our website sessions grew by 39%, average order value grew by 10% to $29 and conversion rates remained unchanged at 4.7%. Revenue from repeat customers increased from 51% of revenue in fiscal 2004 to 57% of revenue in fiscal 2005. Revenue from our non-United States websites accounted for 27% of total revenues for fiscal 2005 as compared to 23% of total revenue during fiscal 2004.

Cost of revenue increased by 36% from fiscal 2005 to fiscal 2006. The increase was primarily attributable to the increased volume of shipments of printed products during this period. The decrease in the cost of revenue as a percentage of total revenue for fiscal 2006 as compared to fiscal 2005 was primarily driven by lower product costs at our Canadian printing facility as our transition from our former third party print vendor, Mod-Pac, to our Canadian printing facility was completed in September 2005.

Cost of revenue increased by 53% from fiscal 2004 to fiscal 2005. This increase was driven by the increased volume in shipments of printed products during this period. The decrease in the cost of revenue as a percentage of total revenue for fiscal 2005 as compared to fiscal 2004 was the result of improved labor and overhead cost efficiencies at our Dutch printing facility and an increase in customer click-through revenue, partially offset by increased costs from our Canadian printing facility, which began shipping customer orders in May 2005. Our Dutch printing facility began producing and shipping products for the European and Asian markets in February 2004, and the increased volume produced at that plant in 2005 increased labor and facility overhead cost absorption, resulting in lower cost of revenue as a percentage of revenue. During most of fiscal year 2005 and all of fiscal 2004, all of our North American shipments were printed by Mod-Pac. Under the arrangements in place with Mod-Pac during this period, cost of revenue as a percentage of revenue for products produced by Mod-Pac and shipped to North American customers exceeded the cost of revenue as a percentage of revenue for products produced at our Dutch facility and shipped to non-North American customers.

In thousands

	Year Ended June 30,			2005-2006 % Change	2004-2005 % Change
	2006	2005	2004
Technology and development expense	$15,628	$10,839	$8,515	44%	27%
% of revenue	10.3%	11.9%	14.5%

Marketing and selling expense	$51,174	$32,372	$19,138	58%	69%
% of revenue	33.6%	35.6%	32.6%

General and administrative expense	$16,624	$5,813	$3,968	186%	46%
% of revenue	10.9%	6.4%	6.8%

Loss on contract termination	$—	$21,000	$—
% of revenue	0.0%	23.1%	0.0%

The increase in our technology and development expenses of $4.8 million for fiscal 2006 as compared to fiscal 2005 was primarily due to increased payroll and benefit costs of $4.1 million and share-based compensation costs of $0.6 million associated with employee hiring in our technology development and infrastructure support organizations, and increased website infrastructure and hosting costs of $0.6 million, offset by an increase of approximately $1.5 million in the amount of internal-use software development costs capitalized.

The increase in our technology and development expenses of $2.3 million for fiscal 2005 as compared to fiscal 2004 was primarily due to increased website infrastructure and hosting costs of approximately $0.3 million, increased payroll and benefit costs of $0.3 million as well as a decrease of approximately $1.6 million in the amount of internal-use software development costs capitalized.

The increase in our marketing and selling expenses of $18.8 million for fiscal 2006 as compared to fiscal 2005 was driven primarily by increases of $12.6 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $3.3 million, and share-based compensation costs related to share-based awards granted to our sales and marketing personnel of $0.2 million. During fiscal 2006, we continued to expand our marketing organization and our design, sales and services center. At June 30, 2006, we employed 343 employees in these organizations compared to 257 employees at June 30, 2005. In addition, payment processing fees paid to third-parties increased by $1.7 million during this period due to increased order volumes.

The increase in our marketing and selling expenses of $13.2 million for fiscal 2005 as compared to fiscal 2004 was driven by increased advertising costs of $5.1 million related to new customer acquisition and promotions targeted at our existing customer base, which drove increased website sales. We also made significant investments in our marketing organization and our design sales and services support center during this period, which resulted in an increase in payroll and recruiting related costs of $4.9 million in fiscal 2005, as compared to fiscal 2004. Payment processing fees paid to third-parties increased by $1.2 million during this period due to increased order volumes. The remaining increase in marketing and selling expenses is primarily infrastructure costs associated with the expansion of the design sales and customer support center.

The increase in our general and administrative expenses of $10.8 million for fiscal 2006 as compared to fiscal 2005 was primarily due to increases in payroll and benefit costs of $2.1 million and share-based compensation costs of $4.0 million, resulting from the continued growth of our finance and human resource organizations and the charge associated with an option modification discussed below, as well as increases in insurance costs of $0.7 million and third party professional fees of $3.6 million.

The third party professional fees include accounting, legal, recruiting and organizational consulting service fees. The share-based compensation costs include a charge of $3.2 million related to the modification of the vesting of options that were incurred as the result of a transition agreement entered into with our former Chief Financial Officer. See Note 2 of the Notes to Consolidated Financial Statements included as part of this Annual Report on Form 10-K.

The increase in our general and administrative expenses of $1.8 million for fiscal 2005 as compared to fiscal 2004 was primarily due to increases in payroll related costs resulting from the growth of our finance and human resource organizations and third party professional fees.

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

Other income (expenses), net

Other income (expenses), net changed by $2.5 million to $2.4 million of income, for fiscal 2006 as compared to $78,000 of net expense for fiscal 2005. The increase in other income was primarily due to an increase in interest income resulting from our investments in cash equivalents and marketable securities.

Other income (expenses), net changed by $125,000 to $78,000 of net expense for fiscal 2005 as compared to income of $47,000 for fiscal 2004. The increase in expense was primarily due to losses on foreign currency transactions.

Interest expense

Interest expense increased by $0.9 million during fiscal 2006 to $1.3 million as compared to $0.4 million in fiscal 2005 due to our bank loan obligations that were used to finance, in part, the construction of our Dutch and Canadian production facilities and various print production equipment purchases we made during the period.

Interest expense increased by $0.3 million during fiscal 2005 to $0.4 million as compared to $83,000 in fiscal 2004 due to our bank loan obligations that were used to finance, in part, the construction of our Dutch and Canadian production facilities.

Income tax provision (benefit)

In thousands

	Year Ended June 30,
	2006	2005	2004
Income taxes:
Income tax provision (benefit)	$783	$84	$(150)
Effective tax rate	3.9%	0.5%	(4.6)%

For the fiscal year ended June 30, 2006, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada. The taxable income for the United States, Dutch and Canadian entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements, which we also refer to as transfer pricing agreements. The resulting tax liability is incurred regardless of whether the consolidated group is profitable. In April 2006, the United States Internal Revenue Service completed its audit of our United States subsidiary, VistaPrint USA, Incorporated, for the fiscal year ending June 30, 2003. We had established tax reserves in excess of the ultimate settled amounts and as a result of the settlement we reversed $0.2 million of excess income tax reserves during March 2006. In addition, in May 2006, we reversed excess income tax reserves of $0.7 million related to the expiration of a tax audit statute of limitations relating to a prior fiscal year. These reversals were accounted for as discrete events and resulted in an income tax benefit of $0.9 million. As a result of these reversals our effective tax rate for the fiscal year ended June 30, 2006 was 3.9%. As this effective tax rate included the impact of discrete excess tax reserve reversals, we expect that our effective tax rate will increase in the near future.

For the fiscal year ended June 30, 2005, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada offset by a reduction of $420,000 of the deferred tax asset valuation allowance related primarily to net operating losses in the United States. The remaining reduction in the valuation allowance during fiscal 2005 of $628,000 was primarily due to the utilization of approximately $1,317,000 of net operating losses during the year which had previously had a valuation allowance recorded against it. The taxable income for the United States, Dutch and Canadian entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements. Based upon our regular review of the recoverability of our deferred tax assets, our historical taxable income, and projected future taxable income, we concluded that it was more likely than not that we would realize a portion of the United States deferred tax benefit and therefore we reversed a portion of the valuation allowance during the period that had been previously established. The effective tax rate of 0.5% in fiscal 2005 is a result of a consolidated pre-tax loss of $16.1 million, attributable primarily to the $21.0 million loss on the contract termination recorded by us and, as a Bermuda company, are not subject to tax imposed on its profits or income. Due to the lack of taxes imposed on profits or income in Bermuda, no tax benefit was generated.

Net income (loss)

Our net income for the fiscal year ended June 30, 2006 was $19.2 million, or 12.7% of revenue. We had a net loss for the fiscal year ended June 30, 2005 of $16.2 million. Included in this loss is the $21.0 million loss on contract termination related to the termination of our existing supply agreements with Mod-Pac. Net income for fiscal 2004 was $3.4 million, or 5.9% of revenue.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Capital expenditures	$(24,929)	$(18,629)	$(13,374)
Development of software and website	(2,656)	(1,908)	(3,523)
Depreciation and amortization	7,786	5,902	4,209

Cash flows from operating activities	34,637	(6,671)	9,169
Cash flows from investing activities	(71,410)	(20,537)	(18,080)
Cash flows from financing activities	74,851	33,534	25,802

As a result of our IPO in September 2005, we raised approximately $61.4 million of proceeds, net of underwriters’ discount, which we received on October 5, 2005. At June 30, 2006, we had $108.1 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, private sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Operating Activities.    Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, share-based compensation costs, the provision for doubtful accounts, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in fiscal 2006 was $34.6 million and consisted of net income of $19.2 million, positive adjustments for non-cash items of $12.8 million and $2.6 million provided by working capital and other activities. Adjustments for non-cash items included $7.8 million of depreciation and amortization expense on property and equipment and software and website development costs, $4.8 million of share-based compensation expense and $0.2 million of deferred taxes. Working capital and other activities primarily consisted of an increase of $4.2 million in accrued expenses and other current liabilities and an increase of $1.7 million in accounts payable. This was partially offset by an increase of $1.7 million in prepaid expenses and other assets and an increase of $1.0 million in inventory.

Cash used in operating activities in fiscal 2005 was $6.7 million and consisted of a net loss of $16.2 million, positive adjustments for non-cash items of $5.5 million and $4.1 million provided by working capital and other activities. The net loss is attributed to a $22.0 million termination fee paid in August 2004 in consideration of the termination of all then existing supply agreements with Mod-Pac, of which a $21.0 million was recorded as a loss on contract termination. Working capital and other activities primarily consisted of an increase of $4.9 million in accrued expenses and other liabilities and an increase of $1.7 million in accounts payable. This was partially offset by an increase of $1.8 million in prepaid expenses and other assets and an increase of $0.5 million in accounts receivable.

Cash provided by operating activities in fiscal 2004 was $9.2 million and consisted of net income of $3.4 million, positive adjustments for non-cash items of $3.5 million and $2.2 million used as a result of an increase in working capital and other activities. The increase in working capital and other activities primarily consisted of an increase of $3.3 million in accrued expenses and other current liabilities partially offset by a $0.2 million increase in accounts receivables, a $0.3 million increase in prepaid expenses and other assets and a $0.5 million decrease in accounts payable.

Investing Activities.    Cash used in investing activities in fiscal 2006 of $71.4 million was attributable to net purchases of short-term marketable securities of $43.8 million resulting from the investment of a portion of the net proceeds received from our IPO, capital expenditures of $24.9 million, and capitalized software and website development costs of $2.7 million. Capital expenditures of $19.2 million during the period were related to the purchase of print production equipment for our printing facilities located in Windsor, Ontario, Canada and Venlo, the Netherlands, $2.9 million were related to purchases of information technology assets and $1.4 million were for facility related assets.

Cash used in investing activities in fiscal 2005 of $20.5 million was attributable to capital expenditures of $18.6 million and capitalized software and website development costs of $1.9 million. Capital expenditures of $12.7 million during the period were related to the construction of production facilities and purchase of print production equipment for our Canadian printing facility and $3.6 million related to fixed assets and production equipment in our Dutch printing facility.

Cash used in investing activities in fiscal 2004 of $18.1 million was primarily attributable to capital expenditures of $11.8 million relating to our Dutch printing facility, capitalized software and website development costs of $3.5 million and purchased patents of $1.2 million.

Financing Activities.    Cash provided by financing activities in fiscal 2006 of $74.8 million was attributable to the net proceeds received from our IPO of $61.4 million, partially offset by the payment of offering costs of $1.4 million, net borrowings from equipment loan facilities of $8.2 million associated with the purchase of production equipment for our Canadian and Dutch printing facilities and the issuance of common shares pursuant to share option exercises of $6.6 million.

Cash provided by financing activities in fiscal 2005 of $33.5 million was primarily attributable to proceeds from an issuance of our series B preferred shares of $22.7 million and net borrowings from building construction and equipment loan facilities of $11.1 million associated with the construction of our Canadian printing facility and the purchase of production equipment for our Dutch printing facility.

Cash provided by financing activities in fiscal 2004 of $25.8 million was primarily attributable to proceeds from an issuance of our series B preferred shares of $19.1 million, net of repurchases of our series A preferred shares and common shares, borrowings from building construction loan facilities of $6.0 million and the issuance of common shares pursuant to share option exercises of $0.7 million.

Contractual Obligations

Contractual obligations at June 30, 2006 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations	$25,528	$2,482	$5,894	$12,946	$4,206
Operating Lease Obligations	1,632	1,192	440	—	—

Total	$27,160	$3,674	$6,334	$12,946	$4,206

Long-Term Debt.    In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($79,400 at June 30, 2006), beginning on October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016, at which time the rate will be reset. At June 30, 2006, there was $5.8 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($63,500 at June 30, 2006), beginning on April 1, 2005 and continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At June 30, 2006, there was $1.2 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s adjusted balance sheet and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2006 and 2005. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, entered into an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest. Interest on the equipment loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan. At June 30, 2006, there was $10.2 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1, 2006 and continuing through 2010. Interest on the loan is based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of June 30, 2006, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2006, the Company had $8.4 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2006, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2006.

Operating Leases.    We rent office space under operating leases expiring on April 30, 2007 and April 30, 2009. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments.    At June 30, 2006, we had unrecorded commitments under contracts to purchase print production equipment of approximately $15.1 million compared to approximately $4.7 million at June 30, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our cash and cash equivalents, short term investments and variable rate borrowings under our existing bank credit facilities. At June 30, 2006, we had unrestricted cash and cash equivalents totaling $64.7 million and short-term marketable securities totaling $43.5 million. These amounts were invested primarily in money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at June 30, 2006.

Foreign Currency Risk.    As we conduct business in multiple currencies through our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Dutch subsidiary translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material in fiscal 2006, 2005 and 2004. We do not currently enter into derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. These changes would have had an immaterial impact on our net income (loss) for the years ended June 30, 2006, 2005 and 2004.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowings of 5.5 million euros. At June 30, 2006, we had short-term borrowings of 0.6 million euros related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at June 30, 2006 and comparing that with the fair value using the hypothetical period end exchange rate.

Item 8.	Financial Statements and Supplementary Data

VISTAPRINT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

VistaPrint Limited

We have audited the accompanying consolidated balance sheets of VistaPrint Limited (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaPrint Limited at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

July 28, 2006

VISTAPRINT LIMITED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$64,653	$26,402
Marketable securities	43,474	—
Accounts receivable, net of allowances of $50 and $57 at June 30, 2006 and 2005, respectively	1,465	1,186
Inventory	1,407	354
Prepaid expenses and other current assets	3,564	2,651

Total current assets	114,563	30,593
Property, plant and equipment, net	50,311	29,913
Software and web site development costs, net	2,417	1,916
Patents	1,417	1,556
Deferred tax asset	435	317
Deposits, image licenses and other non-current assets	2,249	1,691

Total assets	$171,392	$65,986

Liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Trade accounts payable:
Mod-Pac Corporation	$—	$1,628
All other vendors	6,240	2,889
Accrued expenses	13,716	10,585
Deferred revenue	1,924	540
Current portion of long-term debt	2,482	1,281

Total current liabilities	24,362	16,923
Long-term debt	23,046	15,696
Commitments and contingencies
Series A redeemable convertible preferred shares, par value $0.001 per share, 0 and 11,000,000 shares authorized, 0 and 9,845,849 shares issued and outstanding at June 30, 2006 and 2005, respectively (aggregate liquidation preference of $0 and $14,080, respectively)	—	13,556
Series B redeemable convertible preferred shares, par value $0.001 per share, 0 and 13,008,515 shares authorized, 0 and 12,874,694 shares issued and outstanding at June 30, 2006 and 2005, respectively (aggregate liquidation preference of $0 and $52,915, respectively)	—	57,880
Shareholders’ equity (deficit):
Common shares, par value $0.001 per share, 500,000,000 and 39,289,197 shares authorized at June 30, 2006 and 2005, respectively; 41,500,750 and 11,374,892 shares issued and outstanding at June 30, 2006 and 2005, respectively	42	11
Additional paid-in capital	146,354	2,679
Accumulated deficit	(23,077)	(41,017)
Accumulated other comprehensive income	665	258

Total redeemable convertible preferred shares and shareholders’ equity (deficit)	123,984	(38,069)

Total liabilities, redeemable convertible preferred shares and shareholders’ equity (deficit)	$171,392	$65,986

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005	2004
	(in thousands, except share and per share data)
Revenue	$152,149	$90,885	$58,784
Cost of revenue (1)	49,858	36,528	23,837
Technology and development expense (1)	15,628	10,839	8,515
Marketing and selling expense (1)	51,174	32,372	19,138
General and administrative expense (1)	16,624	5,813	3,968
Loss on contract termination	—	21,000	—

Income (loss) from operations	18,865	(15,667)	3,326
Other income (expenses), net	2,409	(78)	47
Interest expense	1,256	390	83

Income (loss) from operations before income taxes	20,018	(16,135)	3,290
Income tax provision (benefit)	783	84	(150)

Net income (loss)	$19,235	$(16,219)	$3,440

Net income (loss) attributable to common shareholders:
Basic	$16,889	$(21,032)	$384
Diluted	$19,235	$(21,032)	$414

Basic net income (loss) per share	$0.51	$(1.85)	$0.03

Diluted net income (loss) per share	$0.45	$(1.85)	$0.03

Weighted average common shares outstanding—basic	33,147,287	11,358,575	11,014,842

Weighted average common shares outstanding—diluted	42,624,689	11,358,575	12,539,644

(1)	Share-based compensation is allocated as follows:

	Year Ended June 30,
	2006	2005	2004
Cost of revenue	$79	$—	$—
Technology and development expense	596	—	—
Marketing and selling expense	159	—	—
General and administrative expense	4,016	—	—

	$4,850	$—	$—

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Additional Paid-in capital	Note Receivable From Officer	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance at June 30, 2003	10,815	$14,557	—	$—	12,015	$12	$7,337	$(356)	$(18,273)	$—	$(11,280)
Issuance of common shares					670		805				805
Issuance of preferred shares, net of issuance costs of $1,978			7,339	28,187							—
Accretion of preferred shares		181		2,318					(2,499)		(2,499)
Repurchase and retirement of preferred shares	(969)	(1,308)							(2,653)		(2,653)
Repurchase and retirement of common shares					(1,255)	(1)	(5,154)				(5,155)
Repurchase and retirement of common shares in settlement of loan to officer					(87)		(356)	356			—
Net income									3,440
Currency translation										270

Total comprehensive income											3,710

Balance at June 30, 2004	9,846	$13,430	7,339	$30,505	11,343	$11	$2,632	$—	$(19,985)	$270	$(17,072)

Issuance of common shares					32		47				47
Issuance of preferred shares net of issuance costs of $62			5,535	22,688							—
Accretion of preferred shares		126		4,687					(4,813)		(4,813)
Net loss									(16,219)
Currency translation										(12)

Total comprehensive income											(16,231)

Balance at June 30, 2005	9,846	$13,556	12,874	$57,880	11,375	$11	$2,679	$—	$(41,017)	$258	$(38,069)

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(in thousands)

	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Additional Paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance at June 30, 2005	9,846	$13,556	12,874	$57,880	11,375	$11	$2,679	$(41,017)	$258	$(38,069)
Issuance of common shares due to share option exercises					1,905	2	6,642			6,644
Accretion of preferred shares		32		1,263				(1,295)		(1,295)
Conversion of preferred shares into common shares	(9,846)	(13,588)	(12,874)	(59,143)	22,721	23	72,708			72,731
Initial Public Offering, net of offering costs					5,500	6	59,475			59,481
Share compensation expense							4,850			4,850
Net income								19,235
Currency translation									459
Unrealized loss on marketable securities									(52)

Total comprehensive income										19,642

Balance at June 30, 2006	—	$—	—	$—	41,501	$42	$146,354	$(23,077)	$665	$123,984

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Operating activities
Net Income (loss)	$19,235	$(16,219)	$3,440
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities
Depreciation and amortization	7,786	5,902	4,209
Share-based compensation expense	4,850	—	—
Deferred taxes	218	(420)	(527)
Provision for (recovery of) doubtful accounts	(7)	9	(162)
Changes in operating assets and liabilities:
Accounts receivable	(266)	(457)	(233)
Interest receivable	(351)	—	—
Inventory	(1,030)	(316)	(46)
Prepaid expenses and other assets	(1,682)	(1,774)	(281)
Accounts payable	1,649	1,665	(522)
Accrued expenses and other current liabilities	4,235	4,939	3,291

Net cash provided by (used in) operating activities	34,637	(6,671)	9,169

Investing activities
Purchase of property, plant and equipment, net	(24,929)	(18,629)	(13,374)
Purchase of marketable securities	(75,705)	—	—
Sales of marketable securities	31,880	—	—
Capitalization of software and website development costs	(2,656)	(1,908)	(3,523)
Acquisition of patents	—	—	(1,183)

Net cash used in investing activities	(71,410)	(20,537)	(18,080)

Financing activities
Proceeds from long-term debt	9,600	11,361	6,021
Repayments of long-term debt	(1,386)	(307)	—
Payment of deferred offering costs	(1,387)	(255)	—
Net proceeds from public offering	61,380	—	—
Proceeds from issuance of Series B preferred shares, net	—	22,688	28,187
Repurchase of common shares	—	—	(5,156)
Repurchase of Series A preferred shares	—	—	(3,961)
Proceeds from issuance of common shares	6,644	47	711

Net cash provided by financing activities	74,851	33,534	25,802

Effect of exchange rate changes on cash	173	16	20

Net increase in cash and cash equivalents	38,251	6,342	16,911

Cash and cash equivalents at beginning of period	26,402	20,060	3,149

Cash and cash equivalents at end of period	$64,653	$26,402	$20,060

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

1. Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), is a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, the Company offers a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. The Company focuses on serving the graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides graphic design services and printed products to the consumer market.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customer orders from a related party, Mod-Pac Corporation (“Mod-Pac”), pursuant to a long-term supply agreement (see Note 3). In May 2005, the Company began producing printed materials for the fulfillment of North American customer orders at its newly-constructed manufacturing facility in Windsor, Ontario, Canada. Printed materials for the fulfillment of customer orders outside of North America are produced by the Company’s manufacturing facility in Venlo, the Netherlands. Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, direct and indirect subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable and sales returns allowance, useful lives of property and equipment, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist principally of money market funds

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

and corporate bonds with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2006 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss) in shareholders’ equity (deficit) in the accompanying balance sheets. The cost of debt securities that are deemed available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense) in the accompanying consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in other income (expense) in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense) in the accompanying consolidated statements of operations.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30,
	2006	2005
Cash and cash equivalents	$64,653	$26,402
Marketable securities:
Asset-backed securities	499	—
Commercial paper	1,596
Corporate bonds	10,735	—
Certificates of Deposit	2,000
U.S. government agency issues	7,449	—
Municipal auction rate securities	21,195	—

Total Marketable securities	43,474	—

Total cash, cash equivalents and marketable securities	$108,127	$26,402

We have not experienced any realized gains or losses on our investments in the periods presented. Gross unrealized losses at June 30, 2006 and 2005 were $52 and $0, respectively.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

The following table summaries unrealized gains and losses related to our investments in cash equivalents and marketable securities at June 30, 2006 (in thousands):

	Book Value	Gross Unrealized Gains/ (Losses)	Fair Value
Cash and cash equivalents	$64,652	$1	$64,653

Marketable securities:
Asset-backed securities	500	(1)	499
Commercial Paper	1,596	—	1,596
Corporate Bonds	10,760	(25)	10,735
Certificates of Deposit	1,999	1	2,000
U.S. Government Agency Issues	7,477	(28)	7,449
Municipal auction rate securities	21,195	—	21,195

Total Marketable securities	43,527	(53)	43,474

Total	$108,179	$(52)	$108,127

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short period of time to maturity of those instruments. The Company’s floating-rate long-term borrowings approximate fair value (see Note 5).

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The risk with respect to cash and cash equivalents and marketable securities is reduced by the Company’s policy of investing in financial instruments (i.e., cash equivalents) with short-term maturities issued by highly rated financial institutions. The risk with respect to accounts receivables is reduced by the Company’s policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. One customer accounted for 85% of the Company’s total accounts receivable at June 30, 2006, and one customer accounted for 52% of the Company’s total accounts receivable at June 30, 2005.

The Company maintains an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses in the aggregate have not exceeded the Company’s expectations.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less allowance for depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are charged to expense as incurred. Interest on borrowings is capitalized during the active construction period of major capital projects. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized amounted to $0 and $51 for each of the years ended June 30, 2006 and 2005. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts. Depreciation of plant and equipment has been provided using the straight-line method over the estimated useful lives of the assets as follows:

Building and building improvements	10 – 30 years
Land improvements	10 years
Machinery and print production equipment	4 – 10 years
Computer software and equipment	3 years
Furniture, fixtures and office equipment	5 – 7 years
Leasehold improvements	Shorter of lease term or remaining life of the asset

Software and Web Site Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, which is approximately two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Total software development costs capitalized in the years ended June 30, 2006, 2005 and 2004 were $2,656, $1,908 and $3,523, respectively. Costs associated with the acquisition of content images used in the Company’s graphic design process that have useful lives greater than one year, such as digital images and artwork, are capitalized and amortized over their useful lives, which approximate two years.

Amortization expense in connection with the development of software for internal use in the years ended June 30, 2006, 2005 and 2004 was $2,038, $2,780 and $2,702, respectively, resulting in accumulated amortization of $4,083, $2,175 and $3,051 at June 30, 2006, 2005 and 2004, respectively.

The Company performs a periodic review of the recoverability of capitalized software costs in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets. The Company recorded impairment charges of $117, $115 and $181 for the years ended June 30, 2006, 2005 and 2004, respectively. The amortization of capitalized software costs and any impairment charges is included in technology and development in the accompanying consolidated statements of operations.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Revenue Recognition

Customer orders are received via the Company’s websites and are primarily paid for using credit cards, and also through direct bank debit, wire transfers and other payment methods. The Company recognizes revenue arising from sales of printed goods when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped and title and risk of loss transfers to the customer, the net sales price is fixed or determinable and collectibility is reasonably assured. The Company offers discounts to its customers through various advertising campaigns which often contain sales offers that include discounts on the Company’s list prices. These discounts are recognized as a reduction of revenue in the Company’s consolidated statement of operations at the time revenue is recognized.

The Company also generates revenue from order referral fees received from merchants for customer click-throughs and orders that are placed on the merchants’ websites. Revenue generated from order referrals is recognized in the period that the click-through impression is delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable, no significant obligations remain and collection is reasonably assured.

A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue.

Cost of Revenue

Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, shipping charges and other miscellaneous related costs of products sold by the Company (see Note 3).

Marketing and Selling Expense

Marketing and selling expense consists of advertising expenses, salaries and overhead related to sales, marketing and customer design sales and service activities, credit card processing fees and miscellaneous related costs.

All advertising costs are expensed as incurred. Advertising production costs are expensed as the costs to produce the advertising are incurred. Advertising communication costs are expensed at the time of communication. Advertising expenses for the years ended June 30, 2006, 2005 and 2004 were $26,687, $14,010 and $11,500, respectively.

Technology and Development Expense

Technology and development expense consists primarily of payroll and related expenses for software development, information technology operations, website hosting, amortization of capitalized software and website development costs, equipment depreciation, patent amortization and miscellaneous infrastructure-related costs. Technology and development expense also includes the amortization of purchase costs related to content images used in the Company’s graphic design process.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Research and development costs are expensed as incurred. Research and development expenses for the years ended June 30, 2006, 2005 and 2004 were $6,335, $4,070 and $2,522, respectively. Costs of information technology operations are expensed in the period in which they are incurred.

Long-Lived Assets and Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets, including intangible assets, were impaired.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of redeemable convertible preferred shares and shareholders’ equity (deficit).

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2006	2005
Unrealized loss on marketable securities	$(52)	$—
Cumulative translation adjustments	717	258

Accumulated other comprehensive income	$665	$258

Income Taxes

VistaPrint Limited is a Bermuda based company. Bermuda currently does not impose any tax computed on profits or income, which results in a zero tax liability for the Company on any profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica and the United States. VistaPrint Limited has entered into service agreements, which are also referred to as transfer pricing agreements, with each of its operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up. The Jamaican subsidiary’s tax rate is zero because it is located in a tax free zone. The Netherlands, Canadian and United States subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of the Company’s consolidated results of operations, each of these subsidiaries will pay taxes in its respective jurisdiction.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

The Company provides for income taxes under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, income taxes are provided for amounts currently payable and for deferred tax assets and liabilities, which are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

The majority of the Company’s non-U.S. sales orders are manufactured by the Company’s subsidiary in the Netherlands, VistaPrint B.V., which has the euro as its functional currency. VistaPrint B.V. translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income (loss). All other non-U.S. subsidiaries have the U.S. dollar as their functional currency and transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in interest and other income (expense), net. Foreign currency transaction losses included in other income (expense), net for the years ended June 30, 2006 and 2005 were $494 and $371, respectively. Foreign currency transaction gains or losses included in other income (expense), net were not material in the year ended June 2004.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings or loss per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred shares represented a participating security. As of September 29, 2005, all of the outstanding redeemable convertible preferred shares were deemed to have converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company calculated basic net income per share for the year ended June 30, 2006 using the two-class method for the first 91 days of the year since both classes of stock were outstanding during the period. The Company calculated diluted net income per share for the year ended June 30, 2006 using the if-converted method because this method resulted in a net income per share that was more dilutive than the two-class method. For the years ended June 30, 2005 and 2004, the Company calculated basic and diluted net income per share using the two-class method.

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Net losses are not allocated to preferred shareholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including share options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended June 30,
	2006	2005	2004
Numerator:
Net income (loss)	$19,235	$(16,219)	$3,440

Allocation of net income (loss):
Basic:
Accretion of preferred share dividends	1,281	4,813	2,499
Undistributed net income allocated to preferred shareholders	1,065	—	557

Net income attributable to preferred shareholders	2,346	4,813	3,056
Net income (loss) attributable to common shareholders	16,889	(21,032)	384

Net income (loss)	$19,235	$(16,219)	$3,440

Diluted:
Accretion of preferred share dividends	—	4,813	2,499
Undistributed net income allocated to preferred shareholders	—	—	527

Net income attributable to preferred shareholders	—	4,813	3,026
Net income (loss) attributable to common shareholders	19,235	(21,032)	414

Net income (loss)	$19,235	$(16,219)	$3,440

Denominator
Weighted-average common shares outstanding	33,147,287	11,358,575	11,014,842
Weighted-average common shares upon conversion of convertible preferred shares	5,618,395	—	—
Weighted-average common shares issuable upon exercise of outstanding share options	3,859,007	—	1,524,802

Shares used in computing diluted net income (loss) per common share	42,624,689	11,358,575	12,539,644
Calculation of net income (loss) per share:
Basic:
Net income (loss) attributable to common shareholders	$16,889	$(21,032)	$384

Weighted average common shares outstanding	33,147,287	11,358,575	11,014,842
Net income (loss) per common share	$0.51	$(1.85)	$0.03

Diluted:
Net income (loss) attributable to common shareholders	$19,235	$(21,032)	$414

Shares used in computing diluted net income (loss) per common share	42,624,689	11,358,575	12,536,644
Net income (loss) per common share	$0.45	$(1.85)	$0.03

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Share-Based Compensation

At June 30, 2006, the Company had three share-based compensation plans (see Note 10). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Board of Directors at the dates of grant. Prior to June 3, 2005, the Company had accounted for grants under its plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and, as such, compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company recorded compensation cost that has been charged against income of $4,850 for the year ended June 30, 2006. No compensation cost was recorded in the years ended June 30, 2005 and 2004. No income tax benefit was recognized in the accompanying consolidated statements of operations for share-based compensation arrangements for the years ended June 30, 2006, 2005 and 2004. As a result of the recognition of share-based compensation costs, net income for the year ended June 30, 2006 was $1,613 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 were $0.05 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Compensation costs capitalized as part of software and website development costs were $176, $0 and $0 for the years ended June 30, 2006, 2005 and 2004, respectively.

At June 30, 2006, there was $8,270 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.4 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is recognized using the straight-line recognition method. Weighted-average assumptions used for grants in 2006, 2005 and 2004 are as follows:

	Year Ended June 30,
	2006	2005	2004
Risk-free interest rate	4.36%	3.78%	3.00%
Expected dividend yield	0%	0%	0%
Expected life (years)	4.25 years	4.5 years	4.5 years
Expected volatility	60%	0%	0%
Weighted average fair value of options and warrants granted	$8.81	$1.69	$0.50

On January 23, 2006, the Company entered into a Transition Agreement (the “Transition Agreement”) with Paul Flanagan, the Company’s then current Chief Financial Officer. Pursuant to the terms of the Transition Agreement, Mr. Flanagan agreed to remain employed through at least June 30, 2006. Under the terms of the Transition Agreement, after June 30, 2006, either Mr. Flanagan or the Company could terminate employment with or without cause and without prior notice. In accordance with the terms of the Transition Agreement, on July 3, 2006, Mr. Flanagan resigned. He will continue to provide consulting services to the Company through January 1, 2007. The share options granted to Mr. Flanagan in February 2004 for an aggregate of 300,000 common shares of the Company will continue to vest through January 1, 2007 in accordance with the vesting schedules set forth in such options. On January 1, 2007, any unvested portion of such share options will become immediately exercisable in full. For the year ended June 30, 2006, the Company has recorded a share-based compensation charge of $3,237 related to the modification of the vesting of the options which was recognized over the service period. Upon Mr. Flanagan’s resignation, all remaining vesting of the share option granted to Mr. Flanagan in May 2005 for 350,000 common shares ceased.

Patents

The Company pursues patent protection for its intellectual property. As of June 30, 2006, the Company held eight issued United States patents; two issued European patents registered as national patents in various European Union countries; one issued French patent and had received notice of intention to grant a patent from the U.S. Patent Office for one additional United States patent. The Company has multiple additional patent applications pending with United States, European, and other patent offices related to various systems, processes, techniques, and tools developed by the Company for its business. All costs related to patent applications are expensed as incurred. The costs of purchasing patents from unrelated third parties are capitalized and amortized over the remaining life of the patent. The costs of pursuing others who are believed to infringe on the Company’s patents, as well as costs of defending the Company against patent-infringement claims, are expensed as incurred.

Reclassifications

Certain reclassifications of prior year information have been made to conform to the current year presentation.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s consolidated financial statements.

3. Related-Party Transactions

Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation (“Mod-Pac”). The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. In the years ended June 30, 2006, 2005 and 2004, the Company purchased goods and services from Mod-Pac of $3,257, $19,484 and $15,441, respectively. As of June 30, 2006 and 2005, the Company owed Mod-Pac $0 and $2,295, respectively.

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

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

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2006	2005
Land and land improvements	$2,286	$2,137
Building and building improvements	11,468	10,592
Computer software and equipment	8,804	5,765
Furniture, fixtures and office equipment	1,684	922
Leasehold improvements	792	165
Machinery and print production equipment	28,196	11,776
Construction in progress	7,393	3,348

	60,623	34,705
Less: accumulated depreciation	(10,312)	(4,792)

	$50,311	$29,913

At June 30, 2006 and 2005, construction in progress consisted mainly of expenditures related to the purchase of print production equipment for the Company’s printing facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. Depreciation expense totaled $5,388, $2,818 and $1,205 for the years ended June 30, 2006, 2005 and 2004, respectively.

5. Long-Term Debt

In November 2003, VistaPrint B.V. (a wholly owned subsidiary of the Company) entered into a 5,000 euro revolving credit agreement (the “Credit Agreement”) with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of the Company’s printing facility located in Venlo, the Netherlands. The Company had $5,793 and $5,818 outstanding under the Credit Agreement as of June 30, 2006 and 2005. The loan is secured by a mortgage on the land and building and is payable in quarterly installments beginning on October 1, 2004 through 2024 of 63 euros ($79 and $76 at June 30, 2006 and 2005, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

In November 2004, VistaPrint B.V. amended the Credit Agreement to include an additional 1,200 euro loan. The borrowings were used to finance a new printing press at the Company’s facility located in Venlo, the Netherlands. This resulted in the Company having an additional $1,206 and $1,390 outstanding under the Credit Agreement as of June 30, 2006 and 2005, respectively. This additional loan is secured by the printing press and is payable in quarterly installments beginning on April 1, 2005 through 2011 of 50 euros ($63 and $60 at June 30, 2006 and 2005, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan.

The Credit Agreement with ABN AMRO requires the Company to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s adjusted balance sheet and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2006 and 2005. There are no restrictions on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., the Company’s Canadian production subsidiary, entered into an $11,000 credit agreement with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. At June 30, 2006 and 2005, the Company had $10,160 and $9,769 outstanding under this credit agreement, respectively. The loan is secured by a guaranty from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning November 1, 2005 through 2009 plus interest. Interest on the equipment loan is based, at the Company’s election at the beginning of the applicable period, on a LIBOR rate plus 275 basis points or Comerica’s prime rate. Interest on the construction loan is based, at the Company’s election at the beginning of the applicable period, on a LIBOR rate plus 175 basis points or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10,000 equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning on December 1, 2006 and continuing through December 2010, plus interest. Interest on the loan is based, at the Company’s election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate. As of June 30, 2006, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining terms of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2006, the Company had $8,370 outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require the Company to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless the Company maintains at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2006, the minimum debt service coverage covenant did not apply because the Company maintained at least $30.0 million in unrestricted cash and cash equivalents. The Company and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2006.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Payments due on long-term debt during each of the five fiscal years subsequent to June 30, 2006, are as follows:

2007	2,482
2008	2,947
2009	2,947
2010	8,067
2011	4,879
Thereafter	4,206

$25,528

6. Accrued Liabilities

Accrued liabilities included the following:

	Year Ended June 30,
	2006	2005
Accrued advertising costs	$3,148	$2,460
Accrued compensation costs	3,918	2,186
Accrued income taxes	1,013	1,078
Accrued Mod-Pac printing costs (note 3)	—	667
Accrued shipping costs	542	735
VAT payable	1,373	1,246
Other	3,722	2,213

Total accrued liabilities	$13,716	$10,585

7. Series A Redeemable Convertible Preferred Shares

On April 26, 2001, the Company issued 8,409,630 shares of Series A Redeemable Convertible Preferred Shares (the “Series A Shares”) for $1.30 each, for a total consideration of $10,933.

On June 12, 2001, the Company issued a further 769,230 shares of Series A Shares for $1.30 each, for a total consideration of $1,000.

On July 25, 2001, the Company issued a further 38,000 shares of Series A Shares for $1.30 each, for a total consideration of $49.

On January 4, 2002 the Company issued 1,597,777 shares of Series A Shares for $1.30 each, for a total consideration of $2,077.

In connection with the Company’s initial public offering (“IPO”) described in Note 9, all outstanding Series A Shares were converted into 9,845,849 common shares.

The principal rights of the Series A Shares were as follows:

Dividend Rights

The Series A Shares were not entitled to dividends. However, prior to the conversion of the Series A shares into common shares, the Company could not declare or pay any dividends or

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

distributions on common shares unless it paid a dividend on the Series A Shares equal to the amount per share payable with respect to the common shares multiplied by the number of whole common shares into which the Series A Shares were then convertible.

Liquidation Rights

In the event of any voluntary or involuntary liquidation of the Company, before any distribution or payment is made to the holders of common shares but after payment to holders of Series B Shares (see Note 8), prior to conversion into common shares, the holders of the Series A Shares were entitled to receive the greater of (1) $1.43 per share, plus dividends declared but unpaid or (2) the amount that the Series A Shares would have received had they converted to common shares.

Voting Rights

Prior to conversion into common shares, holders of the Series A Shares were entitled to vote a number of votes equal to the number of common shares into which the Series A Shares were convertible.

Conversion Rights

The Series A Shares were convertible into common shares at any time at a conversion ratio determined based upon the original per share issuance price of Series A Shares of $1.30 per share divided by an initial conversion price of $1.30. The conversion ratio was subject to certain adjustments in the event of future issuances of dilutive securities or sales of shares at below current market price.

Redemption Rights

Prior to conversion into common shares, the Series A Shares were classified outside of shareholders’ equity due to a redemption provision that existed prior to the conversion into common shares.

Prior to conversion into common shares, the Series A Preferred Shares were being accreted to their redemption value using the effective interest rate method over the period from issuance through the dates of redemption.

8. Series B Redeemable Convertible Preferred Shares

On August 19, 2003, the Company issued 7,339,415 shares of Series B Redeemable Convertible Preferred Shares (the “Series B Shares”) for $4.11 each, for a total consideration of $30,165.

On August 30, 2004, the Company issued 5,535,279 shares of Series B Shares for $4.11 each, for a total consideration of $22,750.

Of these shares, the Company issued 60,827 shares for a total consideration of $250 to George Overholser, a director, and an aggregate of 9,732,360 shares for a total consideration of $40,000 to

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Highland Capital Partners VI Limited Partnership and related entities. Fergal Mullen, a director, is a managing director of Highland Management Partners VI, Inc., the general partner of each of the general partners of these entities.

In connection with the Company’s IPO described in Note 9, all outstanding Series B Shares were converted into 12,874,694 common shares.

The principal rights of the Series B Shares were as follows:

Dividend Rights

Prior to conversion into common shares, holders of Series B Shares were entitled to receive dividends at an annual rate of 8% of the original purchase price of $4.11 per share payable only when, as and if declared by the Board of Directors. The dividends were accruing and cumulative, and if not declared and paid prior to redemption, were payable upon redemption.

Liquidation Rights

Prior to conversion into common shares , in the event of any liquidation or winding up of the Company, assets available for distribution to shareholders were to be distributed as follows: (1) holders of Series B Shares were entitled to receive, in preference to holders of Series A Shares and common shares, an amount equal to the original purchase price; (2) holders of Series A Shares were entitled to receive, in preference to holders of common shares, $1.43 per share; (3) the remaining assets were to be distributed to holders of the Series B Shares on an as-converted basis and common shares.

Voting Rights

Prior to conversion into common shares, holders of Series B Shares were entitled to vote, together with the holders of Series A Shares and common shares, as a single class on the following basis: (i) common shareholders had one vote per share; and (ii) holders of Series A and Series B Shares had the number of votes equal to the number of common shares into which their shares of Preferred stock were convertible. In addition, as long as at least 20% of the Series B Shares were outstanding, a majority of the Series B shares was required to approve any plans to: (1) amend the Memorandum of Association or Bye-Laws; (2) authorize or issue any new class of securities; (3) create or authorize any additional shares of Series A or Series B; (4) make an acquisition for more than $1,000 or borrow amounts exceeding $2,500; (5) change the size of the Board of Directors; (6) increase the number of shares reserved for issuance to employees, directors or contractors unless approved by the Board of Directors; or (7) change the principal business of the Company.

Conversion Rights

Prior to conversion into common shares, the Series B Shares initially were convertible into common shares at any time at a conversion ratio determined based upon the original per share

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

issuance price of the Series B Shares of $4.11 per share divided by an initial conversion price of $4.11. The conversion ratio was subject to certain adjustments in the event of future issuances of dilutive securities or sales of shares at below current market price. The Series B Shares provided that upon the earlier of (a) the closing of an underwritten public offering of shares at a price per share that was not less than $12.33 and which resulted in gross proceeds to the Company of not less than $35,000 or (b) the date upon which at least a majority of the Series B Shares elected to convert to common shares, all then-outstanding Series B Shares were to be automatically converted.

On May 17, 2005, the terms of the Series B Shares were amended. As a result of this amendment, the automatic conversion provisions were revised to provide that upon the earlier of (a) the closing of an underwritten public offering of shares at a price per share of at least $8.00 per share and which resulted in gross proceeds to the Company of at least $35,000 or (b) the date on which at least a majority of the Series B Shares elected to convert to common shares, all then-outstanding Series B Shares were to be automatically converted, provided that if a mandatory conversion had not occurred prior to December 31, 2005, the price per share set forth in clause (a) above were to be increased to $12.33 after such date. In addition, the amendment provided that if the Company effected a public offering described in clause (a) above prior to December 31, 2005 at a price per share greater than $8.00 per share but less than $10.00 per share, then the conversion price for the Series B shares would be reduced immediately prior to the closing of the public offering by multiplying the conversion price then in effect by a fraction, the numerator of which would be the offering price and the denominator of which would be $10.00. The Company effected its initial public offering at a price per share equal to $12.00, so no adjustment in the conversion price occurred.

Redemption Rights

Prior to conversion into common shares, the Series B Shares were classified outside of shareholders’ equity due to a redemption provision that existed prior to the conversion into common shares. The provision stated that on August 19, 2008, 2009 and 2010, upon receipt of requests from holders of a majority of the shares of the Series B Shares, the Company would redeem the Series B Shares, in three equal installments by paying in cash a total amount equal to 100% of the original purchase price plus accrued and unpaid dividends.

Prior to conversion into common shares, the Series B Preferred Shares were being accreted to their redemption value, which included undeclared annual cumulative dividends of 8%, using the effective interest rate method over the period from issuance through the dates of redemption.

In August and September 2003, the Company utilized $9,007 of the proceeds from the Series B financing to repurchase and retire 961,288 Series A Shares and 1,230,106 common shares from various shareholders. Of these repurchases, 459,458 Series A Shares and 986,089 common shares were purchased from directors, officers and holders of more than five percent of its voting securities for an aggregate purchase price of $5,941.

9. Initial Public Offering

On September 29, 2005, the Company effected its IPO in which the Company sold 5,500,000 common shares at a price to the public of $12.00 per share. The net proceeds of the IPO to the

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Company, which the Company received on October 5, 2005, were approximately $61,400 after deducting underwriting discounts. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

10. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the IPO. As of June 30, 2006, there were options to purchase 4,738,488 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Plan, adopted by the Board of Directors in July 2005, provides for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or other share-based awards or be granted options to purchase common shares. Under the 2005 Plan, as of June 30, 2006, the Company had reserved an aggregate of 2,420,383 shares for such awards. The number of shares available for award may be increased by up to 500,000 shares on April 1st of each year, from 2006 until 2015, subject to an overall maximum of 2,000,000 shares. The number of shares available for grant was increased by 500,000 shares on April 1, 2006. In addition, in the event that an outstanding award under the 2000-2002 Plan terminates without being exercised in full, the remaining unexercised shares subject to such award will be added to the shares available for award under the 2005 Plan. As of June 30, 2006, there were options outstanding in the amount of 1,057,632 common shares under the 2005 Plan.

While the Company may grant options to employees, officers, non-employee directors, consultants and advisors which become exercisable at different times or within different periods, the Company has generally granted options to employees, officers, non-employee directors, consultants and advisors that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. The requisite service period is normally four years. The contractual life of the options is ten years.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards. The number of shares available under the Directors’ Plan may be increased annually on July 1st of each year, from 2006 until 2015, by an amount equal to the number of shares granted during the Company’s prior calendar year under the Directors’ Plan. As of June 30, 2006, there were no options outstanding under the Directors’ Plan.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

A summary of the Company’s share option activity and related information for the year ended June 30, 2006 is as follows:

	2006
	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the period	6,811,544	$7.23
Granted	1,108,382	17.17
Exercised	(1,905,315)	3.49
Forfeited/cancelled	(218,491)	10.37

Outstanding at the end of the period	5,796,120	$10.25

Vested or expected to vest	5,621,340	$10.16
Exercisable at the end of the period	1,539,436	$5.70

The weighted average remaining contractual life of options outstanding was 8.4 years at June 30, 2006. The weighted average remaining contractual life of options vested or expected to vest was 1.0 year at June 30, 2006. The weighted average remaining contractual life of options exercisable was 7.0 years at June 30, 2006.

The Company had an aggregate of 1,612,751 common shares available for future award under its share-based compensation plans as of June 30, 2006.

The following table represents weighted average price and life information about significant option groups outstanding at June 30, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.11 – 1.90	751,074	5.15	$1.26	692,577	$1.22
$ 4.11	885,490	7.90	4.11	283,203	4.11
$ 7.00	292,202	8.75	7.00	34,548	7.00
$12.00 – 12.33	3,530,772	8.99	12.26	529,108	12.32
$ 16.93 – 29.99	199,082	9.66	24.99	—	—
$ 30.00 – 36.16	137,500	9.72	32.58	—	—

$ 1.11 – 36.16	5,796,120	8.35	$10.25	1,539,436	$5.70

As of June 30, 2006, the Company had outstanding options to acquire an aggregate of 5,796,120 common shares with an intrinsic value of $96,660. Of the outstanding options, 1,539,436 common shares were vested as of June 30, 2006, representing an intrinsic value of $32,391, and 4,256,684 common shares were unvested, representing an intrinsic value of $64,269. Of the outstanding options, 5,621,340 common shares were vested or expected to vest as of June 30, 2006, representing an intrinsic value of $94,174. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $46,421, $84 and $678, respectively.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

11. Employees’ Savings Plan

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Under the provisions of the plan, employees may voluntarily contribute up to 15% of eligible compensation, subject to IRS limitations. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over four years. The Company contributed and expensed $396, $253 and $256 in the years ended June 30, 2006, 2005 and 2004, respectively.

12. Income Taxes

In April 2006, the United States Internal Revenue Service completed its audit of the Company’s United States subsidiary, VistaPrint USA, Incorporated, for the fiscal year ending June 30, 2003. The Company had established tax reserves in excess of the ultimate settled amounts and as a result of the settlement the Company reversed $252 of excess income tax reserves in March 2006. In addition, in May 2006 the Company reversed excess income tax reserves of $686 related to the expiration of a tax audit statute of limitations relating to a prior fiscal year. These reversals were accounted for as discrete events in the respective quarters and resulted in an income tax benefit of $938.

The components of the (benefit) provision for income taxes are as follows:

	Year Ended June 30,
	2006	2005	2004
Current:
U.S. Federal	$(163)	$265	$258
U.S. State	6	—	—
Non-U.S.	722	239	119

Total current	565	504	377

Deferred:
U.S. Federal	218	(420)	(527)

Total	$783	$84	$(150)

The following is a reconciliation of the standard U.S. statutory tax rate and the Company’s effective tax rate:

	Year Ended June 30,
	2006	2005	2004
U.S. federal statutory income tax rate	34.0%	(34.0)%	34.0%
Tax reserve reversal	(4.7)%	—	—
Valuation allowance utilized	—	(5.4)%	(18.2)%
Foreign rate differential	(26.6)%	40.4%	(18.1)%
Other	1.2%	(0.5)%	(2.3)%

Effective income tax rate	3.9%	(0.5)%	(4.6)%

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

The following is a summary of the Company’s income before taxes by geography:

	Year Ended June 30,
	2006	2005	2004
U.S.	$2,249	$1,698	$1,173
Non-U.S.	17,769	(17,833)	2,117

Total	$20,018	$(16,135)	$3,290

Significant components of the Company’s deferred tax assets and liabilities, which are primarily related to its United States subsidiary, for income taxes consist of the following at June 30, 2006 and 2005:

	Year Ended June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$677	$761
Accrued expenses	179	107
R&D credit carryforwards	6	250
ITC credits and other	—	—
AMT credit carryforward	—	17

	862	1,135
Less valuation allowance:	—	(37)

Net deferred tax assets	862	1,098

Deferred tax liabilities:
Depreciation	(133)	(151)

	(133)	(151)

Net deferred taxes	$729	$947

The current portion of the net deferred taxes at June 30, 2006 and 2005 was $294 and $630, respectively.

In assessing the realizability of deferred tax assets in accordance with SFAS No. 109, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence at June 30, 2006, management believes that it is more likely than not that all of its net deferred tax assets will be realized.

The reduction in the valuation allowance during fiscal 2006 of $37 was due to the utilization of net operating losses during the year which had previously had a valuation allowance recorded against it. The deferred tax asset at June 30, 2006 was $729. The Company will continue to assess the realization of the deferred tax assets based on operating results.

During fiscal 2005, the Company reversed a portion of its deferred tax asset valuation allowance in the amount of $420 related primarily to net operating losses in the United States. Based upon its

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

regular review of the recoverability of its deferred tax assets, its historical taxable income, and projected future taxable income, the Company concluded that it was more likely than not that it would realize a portion of the U.S. deferred tax benefit and therefore the Company reversed most of the valuation allowance that had been previously established. The remaining reduction in the valuation allowance during fiscal 2005 of $628 was primarily due to the utilization of approximately $1,127 of net operating losses during the year which had previously had a valuation allowance recorded against it.

At June 30, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $1,992 that expire on dates up to and through the year 2021. The utilization of these net operating losses is subject to annual limitation under the change in share ownership rules of the Internal Revenue Code.

The Company has provided for potential amounts due in various tax jurisdictions. Judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

13. Segment Information

FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the team comprised of the chief executive officer and the executive management team. The Company views its operations and manages its business as one operating segment.

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended June 30,
	2006	2005	2004
Revenues
United States	$108,524	$66,138	$45,454
Non-United States	43,625	24,747	13,330

Total revenues	$152,149	$90,885	$58,784

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

	June 30,
	2006	2005
Long-lived assets:
Bermuda	$5,006	$4,272
Netherlands	18,086	14,535
Canada	29,168	13,587
United States	2,652	1,792
Jamaica	1,482	890

Total	$56,394	$35,076

14. Commitments and Contingencies

Operating Lease Commitments

The Company rents office space under operating leases expiring on January 31, 2007, April 30, 2007 and April 30, 2009. Total rent expense for the years ended June 30, 2006, 2005 and 2004 were $1,324, $1,283, and $1,150, respectively. Sublease income received for the years ended June 30, 2006, 2005 and 2004 were $181, $140 and $96, respectively.

Future minimum rental payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2006:

2007	$1,192
2008	240
2009	200

Total	$1,632

The Company executed a lease in April 2003 related to the Company’s office facility in Lexington, Massachusetts, pursuant to which the Company provided a customary indemnification to the lessor for certain claims that may arise under the lease. A maximum obligation is not explicitly stated, thus the potential amount of future maximum payments that might arise under this indemnification obligation cannot be reasonably estimated. The Company has not experienced any prior claims against similar lease indemnifications in the past and management has determined that the associated fair value of the liability is not material. As such, the Company has not recorded any liability for this indemnity in the accompanying consolidated financial statements. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably estimable and probable. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

Guarantees and Indemnification Obligations

The Company has entered into arrangements with financial institutions and vendors to provide guarantees for the obligations of the Company’s subsidiaries under banking arrangements and purchase contracts. The guarantees vary in length of time but, in general, guarantee the financial obligations of the subsidiaries under such arrangements. The financial obligations of the Company’s subsidiaries under such arrangements are reflected in the Company’s consolidated financial statements and these notes.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

The Company enters into agreements in the ordinary course of business with, among others, vendors, lessors, financial institutions, service providers, distributors and certain marketing customers, pursuant to which it has agreed to indemnify the other party for certain matters, such as property damage, personal injury, acts or omissions of the Company, its employees, agents or representatives, or third party claims alleging that the Company’s intellectual property infringes a patent, trademark or copyright.

In accordance with their respective charter and by-laws and with various indemnification agreements with specific employees, the Company and its subsidiaries have agreed to indemnify the directors, executive officers and employees of the Company and its subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which the individual may be involved by reason of such individual being or having been a director, officer or employee.

Based upon the Company’s historical experience and information known to the Company as of June 30, 2006, the Company believes its liability on the above guarantees and indemnities at June 30, 2006 is immaterial.

Purchase Commitments

At June 30, 2006, the Company had unrecorded commitments under contracts to purchase print production equipment and to complete construction of the Windsor printing facility of approximately $9,270 and $5,862, respectively

At June 30, 2005, the Company had unrecorded commitments under contracts to purchase print production equipment and to complete construction of the Windsor printing facility of approximately $4,700 and $187, respectively.

Legal Proceedings

One of the Company’s subsidiaries and its predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court on September 14, 2004. The complaint alleged that the shipping and handling fees the Company charges for free products are excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, the Company agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on its websites, to provide all class members who purchase business cards from the Company for a two year period in the future the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the Court’s final approval of the settlement and the Company is unable to express an opinion as to the likely outcome of this appeal.

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Company’s results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

The Company is not currently party to any other material legal proceedings.

15. Supplemental Disclosures of Cash Flow Information

	Year Ended June 30,
	2006	2005	2004
Cash paid during the year for:
Interest	$1,089	$369	$66
Income taxes	766	269	410

Supplemental disclosure of noncash investing and financing activities:
Repayment of note payable from officer with common shares	$—	$—	$356
Preferred shares issued to investor in lieu of issuance costs	—	—	165
Receivables for exercise of share options	—	—	95
Accretion of preferred shares	1,295	4,813	2,499

16. Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2006 and 2005:

	Balance at Beginning of Period	Provision	Write- offs/ (Recovery)	Balance at End of Period
Year ended June 30, 2006	$57	$—	$(7)	$50
Year ended June 30, 2005	$48	$16	$(7)	$57

17. Quarterly Financial Data (unaudited)

Year Ended June 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$28,898	$36,366	$41,603	$45,282
Net income	2,901	5,466	5,264	5,604
Net income attributable to common shareholders:
Basic	$557	$5,466	$5,264	$5,604

Diluted	$631	$5,466	$5,264	$5,604

Net income per common share (1):
Basic	$0.05	$0.14	$0.13	$0.14

Diluted	$0.04	$0.13	$0.12	$0.12

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

Year Ended June 30, 2005	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$17,861		$21,124	$25,074	$26,826
Net (loss) income	(20,411	)(2)	104	2,235	1,853
Net income (loss) attributable to common shareholders:
Basic	$(21,339)		$(1,191)	$313	$186

Diluted	$(21,339)		$(1,191)	$351	$209

Net income (loss) per common share:
Basic	$(1.88)		$(0.10)	$0.03	$0.02

Diluted	$(1.88)		$(0.10)	$0.03	$0.02

(1)	The Company calculated basic net income per share for the year ended June 30, 2006 using the two-class method for the first 91 days of the year.
(2)	Includes $21,000 loss on termination of contract with Mod-Pac Corporation (see Note 3).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and our former chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to directors and executive officers required under this item is incorporated by reference to the information set forth under the sections captioned “Election of Directors” and “Information About Executive Officers” in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders. Information relating to certain filings of Forms 3, 4 and 5 will be contained in our 2006 proxy statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item 10 pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an Audit Committee financial expert and identification of the Audit Committee of our Board of Directors will be contained in our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the section captioned “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions, and to all of our employees. The text of our code of business conduct and ethics is available on our website at www.vistaprint.com. We did not waive any provisions of the code of business conduct and ethics during the fiscal year ended June 30, 2006. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the sections captioned “Executive Officer Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation” and “Comparative Share Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the sections captioned “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference herein to our definitive proxy statement for our 2006 Annual General Meeting of Shareholders under the section captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

(b) List of Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2006	VISTAPRINT LIMITED

	By:	/S/ ROBERT S. KEANE
Robert S. Keane Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT S. KEANE Robert S. Keane	President, Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board of Directors (Principal executive, financial and accounting officer)	September 13, 2006

/S/ DANIEL CIPORIN Daniel Ciporin	Director	September 13, 2006

/S/ FERGAL MULLEN Fergal Mullen	Director	September 13, 2006

/S/ LOUIS PAGE Louis Page	Director	September 13, 2006

/S/ RICHARD RILEY Richard Riley	Director	September 13, 2006

/S/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Director	September 13, 2006

/S/ GEORGE M. OVERHOLSER George M. Overholser	Director	September 13, 2006

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Memorandum of Association of the Registrant

3.2	(1)	Amended and Restated Bye-Laws of the Registrant

4.1	(1)	Specimen certificate evidencing common shares

10.1	(1)*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.2	(1)*	Form of Nonqualified Share Option Agreement under 2000-2002 Share Incentive Plan

10.3	(1)*	Form of Incentive Share Option Agreement under 2000-2002 Share Incentive Plan

10.4	(1)*	2005 Non-Employee Director Share Option Plan

10.5	(1)*	Form of Share Option Agreement under 2005 Non-Employee Director Share Option Plan

10.6	(1)*	2005 Equity Incentive Plan

10.7	(1)*	Form of Nonqualified Share Option Agreement under 2005 Equity Incentive Plan

10.8	(1)*	Form of Incentive Share Option Agreement under 2005 Equity Incentive Plan

10.9	(1)*	Executive Officer FY 2006 Bonus Plan

10.10	(1)	Third Amended and Restated Registration Rights Agreement dated as of August 30, 2004 by and among the Registrant and the other signatories thereto, as amended

10.11	(1)	Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of November 1, 2004

10.12	(1)	Lease, dated as of April 24, 2003, between VistaPrint USA, Incorporated and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 92 Hayden Avenue Trust

10.13	(1)*	Form of Executive Officer Indemnification Agreement

10.14	(1)*	Executive Retention Agreement between VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of December 1, 2004

10.15	(1)*	Form of Executive Retention Agreement between VistaPrint USA, Incorporated, the Registrant and each of Janet F. Holian and Alexander Schowtka, dated as of December 1, 2004

10.16	(1)	Credit Agreement between VistaPrint B.V. and ABN AMRO Bank N.V., as amended

10.17	(1)*	Form of Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian and Alexander Schowtka

10.18	(1)*	Form of Confidential Information and Non-Competition Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian and Alexander Schowtka

10.19	*	Form of Restricted Share Unit Agreement under 2005 Equity Incentive Plan

10.20	(1)*	Form of Restricted Share Agreement under 2005 Equity Incentive Plan

10.21	(1)*	Executive Retention Agreement between VistaPrint USA, Incorporated, the Registrant and Anne S. Drapeau dated September 12, 2005

10.22	(1)*	Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and Anne S. Drapeau

10.23	(1)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Anne S. Drapeau

10.24	(3)	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005.

10.25	(2)*	Executive Officer FY 2007 Bonus Plan

Exhibit No.		Description
10.26	*	Summary of Compensatory Arrangements with Executive Officers

10.27	*	Summary of Compensatory Arrangements with Non-Employee Directors

10.28	(4)*	Transition Agreement dated January 23, 2006 between the Registrant, VistaPrint USA, Incorporated and Paul C. Flanagan.

21.1	(1)	Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer and Acting Chief Financial Officer.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Acting Chief Financial Officer.

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125470) and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 8, 2006.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2005.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 23, 2006.