Form 10-Q
period 2006-09-30
VISTAPRINT LTD
filed 2006-10-31
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 27, 2006, there were outstanding 41,924,786 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$60,006	$64,653
Marketable securities	46,034	43,474
Accounts receivable, net of allowances of $50 at September 30, 2006 and June 30, 2006	1,994	1,465
Inventory	1,182	1,407
Prepaid expenses and other current assets	2,550	3,564

Total current assets	111,766	114,563
Property, plant and equipment, net	62,286	50,311
Software and web site development costs, net	2,640	2,417
Patents	1,382	1,417
Deferred tax asset	391	435
Deposits, image licenses and other noncurrent assets	2,435	2,249

Total assets	$180,900	$171,392

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	4,794	6,240
Accrued expenses	15,176	13,716
Deferred revenue	1,576	1,924
Current portion of long-term debt	2,941	2,482

Total current liabilities	24,487	24,362
Long-term debt	23,741	23,046
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized at September 30, 2006 and June 30, 2006; 41,863,917 and 41,500,750 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	42	42
Additional paid-in capital	149,018	146,354
Accumulated deficit	(17,029)	(23,077)
Accumulated other comprehensive income	641	665

Total shareholders’ equity	132,672	123,984

Total liabilities and shareholders’ equity	$180,900	$171,392

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
	(in thousands, except share and per share data)
Revenue	$50,003	$28,898
Cost of revenue (1)	16,986	11,300
Technology and development expense (1)	5,518	2,976
Marketing and selling expense (1)	16,507	9,566
General and administrative expense (1)	4,778	1,661

Income from operations	6,214	3,395
Interest income	1,161	135
Other expense, net	(157)	(82)
Interest expense	462	226

Income from operations before income taxes	6,756	3,222
Income tax provision	708	321

Net income	$6,048	$2,901

Net income attributable to common shareholders:
Basic	$6,048	$557
Diluted	$6,048	$631

Basic net income per share	$0.15	$0.05

Diluted net income per share	$0.14	$0.04

Weighted average common shares outstanding - basic	41,682,158	11,760,948

Weighted average common shares outstanding - diluted	44,647,755	14,317,076

(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
	(in thousands)
Cost of revenue	$68	$—
Technology and development expense	413	5
Marketing and selling expense	273	3
General and administrative expense	514	5

	$1,268	$13

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
	(in thousands)
Operating activities
Net income	$6,048	$2,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,618	1,813
Share-based compensation expense	1,268	13
Deferred taxes	45	158
Provision for doubtful accounts	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(531)	139
Inventory	223	(138)
Prepaid expenses and other assets	1,004	231
Accounts payable	(1,441)	(2,963)
Accrued expenses and other current liabilities	1,130	1,042

Net cash provided by operating activities	10,364	3,192

Investing activities
Purchases of property, plant and equipment, net	(14,037)	(3,325)
Purchases of marketable securities	(17,254)	—
Sales of marketable securities	14,545	—
Capitalization of software and website development costs	(787)	(414)

Net cash used in investing activities	(17,533)	(3,739)

Financing activities
Proceeds from long-term debt	1,630	1,084
Repayments of long-term debt	(458)	(136)
Payment of offering costs	—	(289)
Proceeds from issuance of common shares	1,396	360

Net cash provided by financing activities	2,568	1,019
Effect of exchange rate changes on cash	(46)	(18)

Net increase (decrease) in cash and cash equivalents	(4,647)	454
Cash and cash equivalents at beginning of period	64,653	26,402

Cash and cash equivalents at end of period	$60,006	$26,856

Supplemental Non-cash Financing Activities
Receivable from underwriter, net IPO proceeds	—	$61,380
Reclassification of offering costs	—	$1,356
Accretion of preferred shares	—	$1,295

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

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customer orders from a related party, Mod-Pac Corporation (“Mod-Pac”), pursuant to a long-term supply agreement (see Note 5). Since May 2005, the Company has been producing printed materials for the fulfillment of North American customer orders at its newly-constructed manufacturing facility in Windsor, Ontario, Canada. Printed materials for the fulfillment of customer orders outside of North America are produced by the Company’s manufacturing facility in Venlo, the Netherlands. Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other period.

The condensed consolidated balance sheet at June 30, 2006 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2006.

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings or loss per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its redeemable convertible preferred shares represented a participating security. As of September 29, 2005, all of the outstanding redeemable convertible preferred shares were deemed to have converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company calculated net income per share for the entire three month period ended September 30, 2006 using the if-converted method and calculated net income per share for the three months ended September 30, 2005 using the two-class method for the first 91 days of the period and the if-converted method for the remainder of the period.

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding for the fiscal period.

Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under the two-class method, the Company allocated net income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Net losses are not allocated to preferred shareholders. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2006	2005
Numerator:
Net income	$6,048	$2,901

Allocation of net income:
Basic:
Accretion of preferred share dividends	—	1,281
Undistributed net income allocated to preferred shareholders	—	1,063

Net income attributable to preferred shareholders	—	2,344
Net income attributable to common shareholders	6,048	557

Net income	$6,048	$2,901

Diluted:
Accretion of preferred share dividends	—	1,281
Undistributed net income allocated to preferred shareholders	—	989

Net income attributable to preferred shareholders	—	2,270
Net income attributable to common shareholders	6,048	631

Net income	$6,048	$2,901

Denominator:
Weighted-average common shares outstanding	41,682,158	11,760,948
Adjustment for assumed dilution:
Share options and restricted share units	2,965,597	2,556,128

Shares used in computing diluted net income per common share	44,647,755	14,317,076

Calculation of net income per share:
Basic:
Net income attributable to common shareholders	$6,048	$557

Weighted average common shares outstanding	41,682,158	11,760,948
Net income per common share	$0.15	$0.05

Diluted:
Net income attributable to common shareholders	$6,048	$631

Shares used in computing diluted net income per common share	44,647,755	14,317,076
Net income per common share	$0.14	$0.04

Share-Based Compensation

At September 30, 2006, the Company had three share-based compensation plans (see Note 3). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the closing price of the Company’s common shares at the dates of grant. In addition, the Company grants restricted share units for a fixed number of shares to employees and certain other individuals. Prior to July 1, 2005, the Company had accounted for grants under its share-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and, as such, compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company recorded compensation cost that has been charged against income of $1,268 and $13, for the three months ended September 30, 2006 and 2005, respectively. No income tax benefit was recognized in the unaudited condensed consolidated statements of income for share-based compensation arrangements for the three months ended September 30, 2006 and 2005. As a result of the recognition of share-based compensation costs, net income for the three months ended September 30, 2006 and 2005 was $1,268 and $13 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.02 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended September 30, 2005 were the same using either APB Opinion No. 25 or Statement 123(R) to account for share-based compensation.

Compensation costs capitalized as part of software and website development costs were $62 and $0 for the three months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, there was $23,074 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.6 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted, which represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of option grants is recognized using the straight-line recognition method. Weighted-average assumptions used for option grants for the three months ended September 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended September 30,
	2006	2005
Risk-free interest rate	4.69%	4.20%
Expected dividend yield	0%	0%
Expected life (years)	4.25	4.25
Expected volatility	60%	60%
Weighted average fair value of options granted	$12.08	$6.14

The fair value of each restricted share award is based on the closing market price of the Company’s common shares on the date of award. The fair value of restricted share awards is recognized using the straight-line recognition method. The weighted average fair value of restricted share awards granted for the three months ended September 30, 2006 was $23.88. No restricted share awards were granted in the three months ended September 30, 2005.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have Company’s consolidated financial statements.

3. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate 9,000,000 common shares for such awards. The Company’s

Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s IPO. As of September 30, 2006, there were options to purchase 4,080,442 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred into the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Plan, adopted by the Company’s Board of Directors in July 2005, provides for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or other share-based awards or be granted options to purchase the Company’s common shares. Under the 2005 Plan, as of September 30, 2006, the Company had reserved an aggregate of 2,715,262 shares for such awards. The number of shares available for award may be increased by up to 500,000 shares on April 1st of each year, from 2007 until 2015, subject to an overall maximum of 2,000,000 additional shares. In addition, in the event that an outstanding award under the 2000-2002 Plan terminates without being exercised in full, the remaining unexercised shares subject to such award will be added to the shares available for award under the 2005 Plan. As of September 30, 2006, there were options outstanding to purchase an aggregate of 1,897,571 common shares under the 2005 Plan. As of September 30, 2006, there were restricted share units outstanding in the amount of 260,944 common shares under the 2005 Plan.

While the Company may grant options to employees, officers, non-employee directors, consultants and advisors which become exercisable at different times or within different periods, the Company has generally granted options to employees, officers and non-employee directors that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. The requisite service period is normally four years. The contractual life of the options is ten years.

While the Company may grant restricted share units to employees, officers, non-employee directors, consultants and advisors which vest at different times or within different periods, the Company has generally granted restricted share units to employees that vest on a cumulative basis, with 25% vesting on the first anniversary of the date of grant, and 6.25% quarterly thereafter. Upon vesting, restricted share units are automatically exchanged for common shares of the Company on a one-to-one basis. The requisite service period is normally four years. The contractual life of the restricted share units is ten years.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards. The number of shares available under the Directors’ Plan may be increased annually on July 1st of each year, from 2007 until 2015, by an amount equal to the number of shares granted during the prior calendar year under the Directors’ Plan. As of September 30, 2006, there were options outstanding to purchase an aggregate of 12,018 common shares under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the three months ended September 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	5,796,120	$10.25
Granted	904,588	23.42
Exercised	(363,167)	3.84
Forfeited/cancelled	(347,510)	13.57

Outstanding at the end of the period	5,990,031	$12.43	8.5	$82,075

Vested or expected to vest	5,803,509	$12.32	8.4	$80,164

Exercisable at the end of the period	1,637,432	$7.34	7.3	$30,453

A summary of the Company’s unvested restricted share unit activity and related information for the three months ended September 30, 2006 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	0	$0
Granted	260,944	23.88
Vested and distributed	0	0
Forfeited/cancelled	0	0

Unvested at the end of the period	260,944	$23.88

The Company had an aggregate of 794,729 common shares available for future award under its share-based compensation plans as of September 30, 2006.

The following table represents weighted average price and life information about significant option groups outstanding at September 30, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – 1.90	543,153	4.97	$1.29	508,519	$1.25
$4.11	794,167	7.66	4.11	270,241	4.11
$7.00	281,447	8.50	7.00	50,648	7.00
$12.00 – 12.33	3,158,431	8.74	12.26	807,142	12.27
$16.93 – 29.99	1,076,333	9.78	23.56	882	24.06
$30.00 – 36.16	136,500	9.46	32.58	—	—

$1.11 – 36.16	5,990,031	8.45	$12.43	1,637,432	$7.34

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $7,261 and $2,635, respectively.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation for comprehensive income (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income	$6,048	$2,901
Unrealized gain on marketable securities	28	—
Cumulative foreign currency translation adjustments	(52)	(32)

Comprehensive income	$6,024	$2,869

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30, 2006	June 30, 2006
Unrealized loss on marketable securities	$(24)	$(52)
Cumulative translation adjustments	665	717

Accumulated other comprehensive income	$641	$665

5. Related-Party Transactions

Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation. The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. In the three months ended September 30, 2006 and 2005, the Company purchased goods and services from Mod-Pac of $0 and $3,257, respectively. As of September 30, 2006 and 2005, and June 30, 2006, the Company owed Mod-Pac $0.

6. Segment Information

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,
	2006	2005
Revenues:
United States	$34,883	$21,123
Non-United States	15,120	7,775

Total revenues	$50,003	$28,898

	September 30, 2006	June 30, 2006
Long-lived assets:
Canada	$34,812	$29,168
Netherlands	23,985	18,086
Bermuda	5,428	5,006
United States	2,981	2,652
Jamaica	1,537	1,482

	$68,743	$56,394

7. Commitments and Contingencies

Purchase Commitments

At September 30, 2006, the Company had unrecorded commitments of approximately $13,292 under contracts to purchase print production equipment for the Company’s printing facilities and to complete construction related to the expansion of the Company’s Canadian printing facility.

Legal Proceedings

One of the Company’s subsidiaries and its predecessor corporation were named as defendants in a purported class action lawsuit filed in Los Angeles County (California) Superior Court on September 14, 2004. The complaint alleged that the shipping and handling fees the Company charges for free products are excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, the Company agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on its websites, to provide all class members who purchase business cards from the Company for a two year period in the future the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the Court’s final approval of the settlement and the Company is unable to express an opinion as to the likely outcome of this appeal.

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

8. Subsequent Event

In October 2006, the Company’s subsidiary, VistaPrint USA, Incorporated, entered into an operating lease for approximately 163,000 square feet of office space in Lexington, Massachusetts. The lease term for this space is currently anticipated to commence on or about March 22, 2007 and to expire March 21, 2017 and this space will replace the office space currently leased in Lexington, Massachusetts. The lease requires a security deposit in the form of a letter of credit in the amount of $1,093.

Future minimum rental payments required under this operating lease for the next five fiscal years and thereafter are as follows at September 30, 2006:

2007	$1,464
2008	4,392
2009	4,392
2010	4,392
2011	4,392
Thereafter	24,890

Total	$43,922

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

Revenue. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs and orders that are placed on the merchants’ websites. For the quarter ended September 30, 2006, we generated less than 10% of our revenues from these order referral fees. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 64% of revenue for the quarter ended September 30, 2006 as compared to 60% of revenue for the quarter ended September 30, 2005. To understand our revenue trends, we monitor several key metrics including:

•	Website sessions. A session is measured each time a computer user visits a VistaPrint website from their Internet browser. We measure this data to understand the volume and source of traffic to our websites. Typically, we use various advertising campaigns to increase the number and quality of shoppers entering our websites. The number of website sessions varies from month to month depending on variables such as product campaigns and advertising channels used.

•	Conversion rates. The conversion rate is the number of customer orders divided by the total number of sessions during a specific period of time. We strive to increase conversion rates of customers entering our websites in order to increase the number of customer orders generated. Conversion rates have fluctuated in the past and we anticipate that they will fluctuate in the future due to, among other factors, the type of advertising campaigns and marketing channels used.

•	Average order value. Average order value is total bookings for a given period of time divided by the total number of customer orders recorded during that same period of time. We seek to increase average order value as a means of increasing total revenue. Average order values have fluctuated in the past and we anticipate that they will fluctuate in the future depending upon, among other things, the type of products promoted during a period and promotional discounts offered. For example, seasonal product offerings, such as holiday cards, can cause changes in average order values.

We believe the analysis of these metrics provides us with important information on customer buying behavior, advertising campaign effectiveness and the resulting impact on overall revenue trends and profitability. While we continually seek and test ways to increase revenue, we also attempt to increase the number of customer acquisitions and to grow profits. As a result, fluctuations in these metrics are not unusual. Because changes in any one of these metrics may be offset by changes in another metric, no single factor is determinative of our revenue and profitability trends and we assess them together to understand their overall impact on revenue and profitability.

Cost of Revenue. Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, shipping charges and other miscellaneous related costs of products sold by us.

We believe that the vertical integration of our manufacturing operations is a strategic differentiator for our business model. In January 2004, we opened our European production facility in Venlo, the Netherlands and in April 2005, we opened a second production facility in Windsor, Ontario, Canada. Prior to February 2004, we purchased all of our printed products from our third party print provider, Mod-Pac Corporation, or Mod-Pac, under a ten year exclusive supply agreement. This supply agreement provided that Mod-Pac would serve as our exclusive print supplier for all orders shipped to North America with pricing based on Mod-Pac’s costs plus a fixed percentage markup. The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer.

On July 2, 2004, we entered into a termination agreement with Mod-Pac that effectively terminated all then existing supply agreements with Mod-Pac as of August 30, 2004. Pursuant to the termination agreement, we paid Mod-Pac a one-time $22.0 million termination fee. On the same date, we entered into a new supply agreement with Mod-Pac, which became effective August 30, 2004. Under the new supply agreement, Mod-Pac retained the exclusive supply rights for products shipped to customers in North America through August 30, 2005. The cost of printing and fulfillment services pursuant to the supply agreement in effect prior to the termination agreement reflected Mod-Pac’s actual costs plus 33%. The cost of these services under the new supply agreement was based on a fixed price per product. This fixed pricing methodology effectively reduced the price we paid per product to Mod-Pac’s costs of production plus 25%. We further amended the new supply agreement in April 2005 to permit us to manufacture products shipped to North American customers in exchange for the payment of a fee to Mod-Pac for each unit shipped from our Canadian facility. The new supply agreement expired on August 30, 2005 and we have not placed any orders with Mod-Pac since that date.

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

Technology and development expense. Technology and development expense consists primarily of payroll and related expenses for software development, amortization of capitalized software and website development costs, information technology and website operations, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs. These expenses also include amortization of purchase costs related to content images used in our graphic design software. If these content images have useful lives greater than one year, such as digital images and artwork, the costs are capitalized and amortized over their useful lives, which approximate two years. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and are amortized over the software’s useful life, which is estimated to be two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.

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

Interest income. Interest income consists of interest income earned on cash and cash equivalents and marketable securities.

Other expenses, net. Other income (expenses), net primarily consists of gains and losses from foreign currency transactions.

Interest expense. Interest expense consists of interest paid to financial institutions on outstanding balances on our credit facilities.

Income taxes. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. The Netherlands, Canadian and United States subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, each of these subsidiaries have paid and will continue to pay taxes in their respective jurisdictions.

Initial Public Offering. On September 29, 2005, we effected our initial public offering, or IPO, in which we sold 5,500,000 common shares at a price to the public of $12.00 per share. The net proceeds of the IPO to us, which we received on October 5, 2005, were approximately $61.4 million after deducting underwriting discounts. Upon the closing of the IPO, all of our outstanding convertible preferred shares converted into an aggregate of 22,720,543 common shares.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three months ended September 30,
	2006	2005
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	34.0%	39.1%
Technology and development expense	11.0%	10.3%
Marketing and selling expense	33.0%	33.1%
General and administrative expense	9.6%	5.7%

Income from operations	12.4%	11.8%
Interest income	2.3%	0.5%
Other expenses, net	0.3%	0.4%
Interest expense	0.9%	0.8%

Income from operations before income taxes	13.5%	11.1%

Income tax provision	1.4%	1.1%

Net income	12.1%	10.0%

Comparison of the Three Month Period Ended September 30, 2006 and 2005

In thousands	Three months ended September 30,
	2006	2005	2006-2005 % Change
Revenue	$50,003	$28,898	73%
Cost of revenue	$16,986	$11,300	50%
% of revenue	34.0%	39.1%

The increase in revenue from the three months ended September 30, 2005 as compared to the three months ended September 30, 2006 was primarily attributable to increases in website sales of our printed products. The overall revenue growth during the three months ended September 30, 2006 was driven by increases in website sessions and conversion rates while the average order value of shipments remained consistent with the same period in the prior year at $31. For the three months ended September 30, 2006, our website sessions grew by 34% to 27.1 million and our conversion rates grew by 24% to 5.6%, compared to the same period in 2005. Revenue from repeat customers increased from 60% of revenue in the three months ended September 30, 2005 to 64% for the same period in 2006. Revenue from our non-United States websites accounted for 30% of total revenue for the three months ended September 30, 2006 compared to 27% for the same period in 2005.

The increase in cost of revenue from the three months ended September 30, 2005 to the three months ended September 30, 2006 was primarily attributable to the increased volume of shipments of printed products during this period. The decrease in the cost of revenue as a percentage of total revenue for the three months ended September 30, 2006 as compared to the same period in the prior year was primarily driven by lower product costs at our Windsor production facility as we fully transitioned production volume from our former third party print vendor, Mod-Pac, to our Windsor facility. As of September 2005, we were producing 100% of our North American orders internally.

In thousands	Three months ended September 30,
	2006	2005	2006-2005 % Change
Technology and development expense	$5,518	$2,976	85%
% of revenue	11.0%	10.3%
Marketing and selling expense	$16,507	$9,566	73%
% of revenue	33.0%	33.1%
General and administrative expense	$4,778	$1,661	188%
% of revenue	9.6%	5.7%

The increase in our technology and development expenses of $2.5 million for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to increased payroll and benefit costs of $1.8 million and share-based compensation costs of $0.4 million associated with employee hiring in our technology development and information technology support organizations. At September 30, 2006, we employed 122 employees in these organizations compared to 72 employees at September 30, 2005. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $0.3 million for the three months ended September 30, 2006 as compared to the same period in 2005.

The increase in our marketing and selling expenses of $6.9 million for the three months ended September 30, 2006 as compared to the same period in 2005 was driven primarily by increases of $4.7 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $0.9 million, and share-based compensation costs of $0.3 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At September 30, 2006, we employed 346 employees in these organizations compared to 265 employees at September 30, 2005. In addition, payment processing fees paid to third-parties increased by $0.4 million during the three months ended September 30, 2006 as compared to the same period in 2005 due to increased order volumes.

The increase in our general and administrative expenses of $3.1 million for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to increased payroll and benefit costs of $0.8 million and share-based compensation costs of $0.5 million resulting from the continued growth of our finance and human resource organizations, as well as increases in insurance costs of $0.2 million and third party professional fees of $1.4 million. At September 30, 2006, we employed 61 employees in these organizations compared to 33 employees at September 30, 2005. The third party professional fees include accounting, legal, recruiting and organizational consulting service fees.

Interest income

Interest income increased by $1.0 million for the three months ended September 30, 2006 to $1.2 million as compared to $0.1 million for the same period in 2005. The increase was primarily due to increases in interest income resulting from the investment of the net proceeds received from our IPO in cash and cash equivalents and marketable securities.

Other expense, net

Other expense, net changed by $74,581 to $156,041 of expense, for the three months ended September 30, 2006 as compared to expense of $81,460 for the same period in 2005.

Interest expense

Interest expense increased by $0.3 million for the three months ended September 30, 2006 to $0.5 million as compared to $0.2 million for the same period in 2005 due to an increase in the outstanding principal on our bank loan obligations that were used to finance, in part, the construction of our Dutch and Canadian production facilities.

Income tax provision

In thousands	Three months ended September 30,
	2006	2005
Income taxes:
Income tax provision	$708	$321
Effective tax rate	10.5%	10.0%

For the three months ended September 30, 2006 and 2005, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada. The taxable income for our United States, Dutch and Canadian subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable.

Net income

Our net income for the three months ended September 30, 2006 was $6.0 million or 12.1% of revenue compared to $2.9 million or 10.0% of revenue for the three months ended September 30, 2005.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Three months ended September 30,
	2006	2005
	(in thousands)
Capital expenditures	$(14,037)	$(3,325)
Development of software and website	(787)	(414)
Depreciation and amortization	2,618	1,813
Cash flows from operating activities	10,364	3,192
Cash flows used in investing activities	(17,533)	(3,739)
Cash flows from financing activities	2,568	1,019

As a result of our IPO in September 2005, we raised approximately $61.4 million of proceeds, net of underwriters’ discount, which we received on October 5, 2005. At September 30, 2006, we had $106.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, private sales of common and preferred shares and bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended September 30, 2006 was $10.4 million and consisted of net income of $6.0 million, positive adjustments for non-cash items of $4.0 million and $0.4 million provided by working capital and other activities. Adjustments for non-cash items included $2.6 million of depreciation and amortization expense on property and equipment and software and website development costs and $1.3 million of share-based compensation expenses. The change in working capital and other activities primarily consisted of an increase of $1.2 million in accrued expenses and other current liabilities, a decrease of $1.0 million in prepaid expenses and other assets, and a decrease of $0.2 million in inventory. This was partially offset by a decrease of $1.5 million in accounts payable, and an increase in accounts receivable of $0.5 million.

Cash provided by operating activities in the three months ended September 30, 2005 was $3.2 million and consisted of net income of $2.9 million, positive adjustments for non-cash items of $2.0 million and $1.7 million used as a result of an increase in working capital and other activities. Adjustments for non-cash items primarily included $1.8 million of depreciation and amortization expense on property and equipment and software and website development costs and $0.2 million of deferred taxes. The change in working capital and other activities primarily consisted of an increase of $1.0 million in accrued expenses and other liabilities and a decrease of $3.0 million in accounts payable.

Investing Activities. Cash used in investing activities in the three months ended September 30, 2006 of $17.5 million was attributable to net purchases of marketable securities of $2.7 million resulting from the investment of a portion of the net proceeds received from our IPO, capital expenditures of $14.0 million, and capitalized software and website development costs of $0.8 million. Capital expenditures of $11.0 million were related to the purchase of print production equipment for our Canadian and Dutch printing facilities, $1.5 million related to construction costs at our printing facilities and $1.5 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in the three months ended September 30, 2005 of $3.7 million was attributable to capital expenditures of $3.3 million, and capitalized software and website development costs of $0.4 million. Capital expenditures of $2.6 million were related to the purchase of print production equipment for our Canadian printing facility and $0.4 million were related to purchases of information technology assets.

Financing Activities. Cash provided by financing activities in the three months ended September 30, 2006 of $2.6 million was primarily attributable to net borrowings from equipment loan facilities of $1.2 million associated with the purchase of production equipment for our Canadian printing facility and the issuance of common shares pursuant to share option exercises of $1.4 million.

Cash provided by financing activities in the three months ended September 30, 2005 of $1.0 million was primarily attributable to net borrowings from equipment loan facilities of $0.9 million associated with the purchase of production equipment for our Canadian and Dutch printing facilities.

Contractual Obligations

Contractual obligations at September 30, 2006 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations	26,682	2,941	6,326	13,300	4,115
Operating Lease Obligations	1,283	903	380	—	—

Total	$27,965	$3,844	$6,706	$13,300	$4,115

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($79,000 at September 30, 2006), beginning October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At September 30, 2006, there was $5.7 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($63,000 at September 30, 2006), beginning April 1, 2005 and continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At September 30, 2006, there was $1.1 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s “adjusted balance sheet” and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at September 30, 2006. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning November 1, 2005 and continuing through 2009. Interest on the equipment term loan component of the credit facility was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan component of the credit facility was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At September 30, 2006, there was $9.8 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1, 2006 and continuing through 2010. Interest on the loan is based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of September 30, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At September 30, 2006, the Company had $10.0 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of September 30, 2006, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at September 30, 2006.

Operating Leases. We rent office space under operating leases expiring on April 30, 2007 and April 30, 2009. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

In October 2006, our U.S. subsidiary, VistaPrint USA, Incorporated, entered into an operating lease for approximately 163,000 square feet of office space in Lexington, Massachusetts. The lease term for this space is currently anticipated to commence on or about March 22, 2007 and to expire March 21, 2017 and this space will replace the office space currently leased in Lexington, Massachusetts. Future rental payments required under the lease are approximately $44 million. The lease requires a security deposit in the form of a letter of credit in the amount of $1.1 million.

Purchase Commitments. At September 30, 2006, we had unrecorded commitments under contracts to purchase print production equipment for our printing facilities and to complete construction related to the expansion our Canadian printing facility of approximately $13.3 million compared to approximately $15.1 million at June 30, 2006.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended September 30, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At September 30, 2006, we had unrestricted cash and cash equivalents totaling $60.0 million and short-term investments totaling $46.0 million. These amounts were invested primarily in money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at September 30, 2006.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Dutch subsidiary translates its assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended September 30, 2006. We are not currently party to any derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. These changes would have had an immaterial impact on our income before taxes for the three months ended September 30, 2006.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At September 30, 2006, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at September 30, 2006 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The online market for graphic design services and printed products is less developed than the online market for other business and consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost is measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which was the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for the three months ended September 30, 2006. We expect that we will continue to use share based compensation awards to attract, incentivize and retain our employees. Therefore, we expect the resulting share-based compensation expense will continue to increase, which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

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

We have rapidly grown to approximately 738 employees as of September 30, 2006, with website operations, offices, production facilities and customer support centers in Bermuda, the United States, the Netherlands, Jamaica and Canada. This growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least five countries.

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

For the three months ended September 30, 2006, we derived 70% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

We have limited experience in managing operations in multiple countries and if we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

We have a limited history of managing operations in multiple countries. From March 2001 to January 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Over the past three years, we expanded our business to include operations in five different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda and technology development, marketing, finance and administrative offices in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months ended September 30, 2006, we derived 30% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

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

As of September 30, 2006, we held eight issued United States patents, two issued European patents and one issued French patent and we had more than 30 patent applications pending in the United States. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

For the three months ended September 30, 2006, we derived less than 10% of our revenues from order referral fees paid to us by merchants for customer click-throughs and orders. In general, these third parties offer memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these third parties have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we now offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third parties. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

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

As of September 30, 2006, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in asset-backed, short-term investment grade and government securities.

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

VISTAPRINT LIMITED

Date: October 31, 2006	By:	/s/ HARPREET GREWAL
Harpreet Grewal
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