Form 10-Q
period 2006-12-31
VISTAPRINT LTD
filed 2007-01-31
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

As of January 26, 2007, there were outstanding 42,486,185 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$57,065	$64,653
Marketable securities	47,091	43,474
Accounts receivable, net of allowances of $42 and $50 at December 31, 2006 and June 30, 2006, respectively	2,048	1,465
Inventory	1,401	1,407
Prepaid expenses and other current assets	4,670	3,564

Total current assets	112,275	114,563
Property, plant and equipment, net	77,054	50,311
Software and web site development costs, net	2,939	2,417
Patents	1,347	1,417
Deferred tax asset	346	435
Deposits, image licenses and other non current assets	4,092	2,249

Total assets	$198,053	$171,392

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	4,739	6,240
Accrued expenses	20,083	13,716
Deferred revenue	1,330	1,924
Current portion of long-term debt	3,182	2,482

Total current liabilities	29,334	24,362
Long-term debt	23,159	23,046
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized at December 31, 2006 and June 30, 2006; 42,252,264 and 41,500,750 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	42	42
Additional paid-in capital	152,957	146,354
Accumulated deficit	(8,717)	(23,077)
Accumulated other comprehensive income	1,278	665

Total shareholders’ equity	145,560	123,984

Total liabilities and shareholders’ equity	$198,053	$171,392

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited) (in thousands, except share and per share data)
Revenue	$64,034	$36,366	$114,037	$65,264
Cost of revenue (1)	23,072	11,677	40,058	22,977
Technology and development expense (1)	6,430	3,570	11,948	6,546
Marketing and selling expense (1)	21,338	12,836	37,845	22,402
General and administrative expense (1)	4,670	2,629	9,448	4,290

Income from operations	8,524	5,654	14,738	9,049
Interest income	1,163	749	2,324	884
Other income (expenses), net	58	(119)	(99)	(201)
Interest expense	482	259	944	485

Income from operations before income taxes	9,263	6,025	16,019	9,247
Income tax provision	951	559	1,659	880

Net income	$8,312	$5,466	$14,360	$8,367

Net income attributable to common shareholders:
Basic	$8,312	$5,466	$14,360	$6,022
Diluted	$8,312	$5,466	$14,360	$6,096
Basic net income per share	$0.20	$0.14	$0.34	$0.23

Diluted net income per share	$0.18	$0.13	$0.32	$0.21

Weighted average common shares outstanding - basic	42,071,559	39,956,666	41,876,859	25,858,807

Weighted average common shares outstanding - diluted	45,202,495	43,651,712	44,925,124	28,984,394

(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited) (in thousands)
Cost of revenue	$115	$31	$182	$32
Technology and development expense	620	148	1,033	152
Marketing and selling expense	445	35	718	38
General and administrative expense	621	112	1,135	117

	$1,801	$326	$3,068	$339

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2006	2005
	(Unaudited)
	(in thousands)
Operating activities
Net income	$14,360	$8,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,150	3,622
Loss on disposal of equipment	286	—
Share-based compensation expense	3,068	339
Deferred taxes	89	315
Changes in operating assets and liabilities:
Accounts receivable	(557)	119
Inventory	25	(225)
Prepaid expenses and other assets	(2,697)	(1,471)
Accounts payable	(2,195)	(1,002)
Accrued expenses and other current liabilities	5,932	4,265

Net cash provided by operating activities	24,461	14,329

Investing activities
Purchases of property, plant and equipment	(30,533)	(8,932)
Proceeds from sale of equipment	196	—
Purchases of marketable securities	(31,365)	(30,475)
Sales of marketable securities	27,480	275
Capitalization of software and website development costs	(1,778)	(867)

Net cash used in investing activities	(36,000)	(39,999)

Financing activities
Proceeds from long-term debt	1,630	5,405
Repayment of long-term debt	(1,026)	(482)
Payment of offering costs	—	(1,376)
Net proceeds from public offering	—	61,380
Proceeds from issuance of common shares	3,256	516

Net cash provided by financing activities	3,860	65,443
Effect of exchange rate changes on cash	91	(67)

Net increase (decrease) in cash and cash equivalents	(7,588)	39,706
Cash and cash equivalents at beginning of period	64,653	26,402

Cash and cash equivalents at end of period	$57,065	$66,108

Supplemental Noncash Financing Activities
Accretion of preferred shares	—	$1,295

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

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customer orders from a related party, Mod-Pac Corporation (“Mod-Pac”), pursuant to a long-term supply agreement (see Note 5). Since May 2005, the Company has been producing printed materials for the fulfillment of North American customer orders at its manufacturing facility in Windsor, Ontario, Canada. Printed materials for the fulfillment of customer orders outside of North America are produced by the Company’s manufacturing facility in Venlo, the Netherlands. Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or for any other period.

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

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings or loss per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its redeemable convertible preferred shares represented a participating security. As of September 29, 2005, all of the outstanding redeemable convertible preferred shares were deemed to have converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company calculated net income per share for the three and six month periods ended December 31, 2006 using the if-converted method. For the three months ended December 31, 2005, the Company calculated net income per share using the if-converted method. For the six months ended December 31, 2005, the Company calculated net income per share using the two-class method for the first 91 days of the period and the if-converted method for the remainder of the period.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator:
Net income	$8,312	$5,466	$14,360	$8,367

Allocation of net income :
Basic:
Accretion of preferred share dividends	—	—	—	1,281
Undistributed net income allocated to preferred shareholders	—	—	—	1,064

Net income attributable to preferred shareholders	—	—	—	2,345
Net income attributable to common shareholders	8,312	5,466	14,360	6,022

Net income	$8,312	$5,466	$14,360	$8,367

Diluted:
Accretion of preferred share dividends	—	—	—	1,281
Undistributed net income allocated to preferred shareholders	—	—	—	990

Net income attributable to preferred shareholders	—	—	—	2,271
Net income attributable to common shareholders	8,312	5,466	14,360	6,096

Net income	$8,312	$5,466	$14,360	$8,367

Denominator:
Weighted-average common shares outstanding	42,071,559	39,956,666	41,876,859	25,858,807
Weighted-average common shares issuable upon exercise of outstanding share options	3,130,936	3,695,046	3,048,265	3,125,587

Shares used in computing diluted net income per common share	45,202,495	43,651,712	44,925,124	28,984,394

Calculation of net income per share:
Basic:
Net income attributable to common shareholders	$8,312	$5,466	$14,360	$6,022

Weighted average common shares outstanding	42,071,559	39,956,666	41,876,859	25,858,807
Net income per common share	$0.20	$0.14	$0.34	$0.23

Diluted:
Net income attributable to common shareholders	$8,312	$5,466	$14,360	$6,096

Shares used in computing diluted net income per common share	45,202,495	43,651,712	44,925,124	28,984,394
Net income per common share	$0.18	$0.13	$0.32	$0.21

Share-Based Compensation

At December 31, 2006, the Company had three share-based compensation plans (see Note 3). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the closing price of the Company’s common shares at the dates of grant. In addition, the Company grants restricted share units for a fixed number of shares to employees and certain other individuals. Prior to July 1, 2005, the Company had accounted for grants under its share-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and, as such, compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, share-based compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for periods prior to the adoption of Statement 123(R) have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company recorded compensation cost that has been charged against income of $326 and $339, for the three and six months ended December 31, 2005, respectively. The Company recorded compensation cost that has been charged against income of $1,226 and $2,163, for the three and six months ended December 31, 2006, respectively. No income tax benefit was recognized in the unaudited condensed consolidated statements of income for share-based compensation arrangements in any of the three or six months ended December 31, 2006 and 2005. As a result of the recognition of share-based compensation costs, net income for the three and six months ended December 31, 2006 was $1,226 and $2,163 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. As a result of the recognition of share-based compensation costs, net income for the three and six months ended December 31, 2005 was $326 and $339 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were $0.03 and $0.03 lower, respectively, for the three months ended December 31, 2006 and were $0.01 and $0.00 lower, respectively, for the three months ended December 31, 2005 than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share were $0.05 and $0.05 lower, respectively, for the six months ended December 31, 2006 and were $0.01 and $0.01 lower, respectively, for the six months ended December 31, 2005, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Share-based compensation costs capitalized as part of software and website development costs were $162 and $224 for the three and six months ended December 31, 2006, respectively, and were $22 for each of the three and six month periods ended December 31, 2005.

At December 31, 2006, there was $27,997 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.5 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted, which represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the option in effect at the time of the grant. The fair value of option grants is recognized using the straight-line recognition method. Weighted-average assumptions used for option grants for the three and six month periods ended December 31, 2006 and 2005, respectively, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.50%	4.37%	4.67%	4.22%
Expected dividend yield	0%	0%	0%	0%
Expected life (years)	4.25	4.25	4.25	4.25
Expected volatility	60%	60%	60%	60%
Weighted average fair value of options granted	$16.25	$10.10	$12.53	$6.61

The fair value of each restricted share award is based on the closing market price of the Company’s common shares on the date of award. The fair value of restricted share awards is recognized using the straight-line recognition method. The weighted average fair value of restricted share awards granted for the three and six months ended December 31, 2006 were $31.05 and $26.77, respectively. No restricted share awards were granted in the three and six months ended December 31, 2005.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

3. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate 9,000,000 common shares for such awards. The Company’s Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s IPO. As of December 31, 2006, there were options to purchase 3,725,993 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred into the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Plan, adopted by the Company’s Board of Directors in July 2005, provides for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or other share-based awards or be granted options to purchase the Company’s common shares. Under the 2005 Plan, as of December 31, 2006, the Company had reserved an aggregate of 2,681,364 shares for such awards. The number of shares available for award may be increased by up to 500,000 shares on April 1st of each year, from 2007 until 2015, subject to an overall maximum of 2,000,000 additional shares. In addition, in the event that an outstanding award under the 2000-2002 Plan terminates without being exercised in full, the remaining unexercised shares subject to such award will be added to the shares available for award under the 2005 Plan. As of December 31, 2006, there were options outstanding to purchase an aggregate of 1,928,646 common shares under the 2005 Plan. As of December 31, 2006, there were restricted share units outstanding in the amount of 432,507 common shares under the 2005 Plan.

While the Company may grant awards to employees, officers, non-employee directors, consultants and advisors which become exercisable at different times or within different periods, the Company has generally granted awards to employees and officers that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. In addition, the Company has generally granted awards to non-employee directors that are exercisable on a cumulative basis, with 8.33% exercisable each quarter. The requisite service period is normally four years for employees and officers and three years for non-employee directors. The contractual life of the options is ten years.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards. The number of shares available under the Directors’ Plan may be increased annually on July 1st of each year, from 2007 until 2015, by an amount equal to the number of shares granted during the prior calendar year under the Directors’ Plan. As of December 31, 2006, there were options outstanding to purchase an aggregate of 26,643 common shares under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the six months ended December 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	5,796,120	$10.25
Granted	1,014,213	24.31
Exercised	(751,514)	4.33
Forfeited/cancelled	(377,537)	13.90

Outstanding at the end of the period	5,681,282	$13.29	8.4	$112,683

Vested or expected to vest	5,520,463	$13.19	8.3	$110,063

Exercisable at the end of the period	1,587,169	$8.56	7.5	$38,967

The following table represents weighted average price and life information about significant option groups outstanding at December 31, 2006:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – 1.90	344,530	4.80	$1.34	322,585	$1.30
$4.11	720,308	7.41	4.11	273,341	4.11
$7.00	258,843	8.25	7.00	49,357	7.00
$12.00 – 12.33	3,051,373	8.48	12.26	924,506	12.27
$16.93 – 29.99	1,063,103	9.54	23.58	17,380	19.96
$30.00 – 36.16	243,125	9.49	32.16	—	—

$1.11 – 36.16	5,681,282	8.35	$13.29	1,587,169	$8.56

A summary of the Company’s unvested restricted share unit activity and related information for the six months ended December 31, 2006 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	—	$—
Granted	436,618	26.77
Vested and distributed	—	—
Forfeited/cancelled	(4,111)	23.85

Unvested at the end of the period	432,507	$26.80

The Company had an aggregate of 543,568 common shares available for future award under its share-based compensation plans as of December 31, 2006.

The total intrinsic value of options exercised during the three and six months ended December 31, 2006 was $10,212 and $17,473, respectively. The total intrinsic value of options exercised during the three and six months ended December 31, 2005, was $1,655 and $4,289, respectively.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation for comprehensive income (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$8,312	$5,466	$14,360	$8,367
Unrealized gain (loss) on marketable securities	2	(43)	30	(43)
Change in cumulative foreign currency translation adjustments	634	(120)	583	(152)

Comprehensive income	$8,948	$5,303	$14,973	$8,172

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2006	June 30, 2006
Unrealized gain (loss) on marketable securities	$(22)	$(52)
Cumulative foreign currency translation adjustments	1,300	717

Accumulated other comprehensive income	$1,278	$665

5. Related-Party Transactions

Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac. The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. In the three and six months ended December 31, 2006 and 2005, the Company purchased goods and services from Mod-Pac of $0 and $3,257, respectively. As of each of December 31, 2006 and 2005, and June 30, 2006, the Company owed Mod-Pac $0.

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues:
United States	$42,494	$25,892	$77,377	$47,013
Non-United States	21,540	10,474	36,660	18,251

Total revenues	$64,034	$36,366	$114,037	$65,264

	December 31, 2006	June 30, 2006
Long-lived assets:
Canada	$46,258	$29,168
Netherlands	26,955	18,086
Bermuda	6,229	5,006
United States	4,295	2,652
Jamaica	1,392	1,482
Spain	303	—

	$85,432	$56,394

7. Commitments and Contingencies

Purchase Commitments

At December 31, 2006, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $12,194 and to complete construction at the Windsor and Venlo printing facilities of approximately $1,921.

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

Overview

We are a leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide with over 8,000,000 customers served in more than 120 countries. We offer a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. We believe that our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate printing facilities in Windsor, Ontario, Canada and in Venlo, the Netherlands, we operate a customer design, sales and service center in Montego Bay, Jamaica and, in November 2006, we opened a European marketing office in Barcelona, Spain. Our technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs and orders that are placed on the merchants’ websites. For the quarter ended December 31, 2006, we generated less than 10% of our revenues from these order referral fees. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 64% of revenue for the quarter ended December 31, 2006 as compared to 61% of revenue for the quarter ended December 31, 2005. To understand our revenue trends, we monitor several key metrics, including:

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

General and administrative expense. General and administrative expense consists of general corporate costs, including salary and related payroll benefit expenses of employees involved in finance, accounting, human resources and general executive management. We have incurred and will continue to incur additional legal and accounting costs in order to comply with regulatory reporting requirements, as well as additional costs associated with being a publicly traded company, such as investor relations and higher insurance premiums.

Interest income. Interest income consists of interest income earned on cash and cash equivalents and marketable securities.

Other income (expenses), net. Other income (expenses), net primarily consists of gains and losses from foreign currency transactions.

Interest expense. Interest expense consists of interest paid to financial institutions on outstanding balances on our credit facilities.

Income taxes. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica, Spain and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. Our Dutch, Canadian, Spanish and United States subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, each of these subsidiaries have paid and will continue to pay taxes in their respective jurisdictions.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.0%	32.1%	35.1%	35.2%
Technology and development expense	10.0%	9.8%	10.5%	10.0%
Marketing and selling expense	33.3%	35.3%	33.2%	34.3%
General and administrative expense	7.3%	7.2%	8.3%	6.6%

Income from operations	13.4%	15.6%	12.9%	13.9%
Interest income	1.8%	2.1%	2.0%	1.4%
Other income (expenses), net	0.1%	(0.3)%	(0.1)%	(0.3)%
Interest expense	0.8%	0.9%	0.7%	0.9%

Income from operations before income taxes	14.5%	16.5%	14.1%	14.1%

Income tax provision	1.5%	1.5%	1.5%	1.3%

Net income	13.0%	15.0%	12.6%	12.8%

Comparison of the Three and Six Month Periods Ended December 31, 2006 and 2005

In thousands	Three months ended December 31,			Six months ended December 31,
	2006	2005	2006-2005 % Change	2006	2005	2006-2005 % Change
Revenue	$64,034	$36,366	76%	$114,037	$65,264	75%
Cost of revenue	$23,072	$11,677	98%	$40,058	$22,977	74%
% of revenue	36.0%	32.1%		35.1%	35.2%

The increase in revenue from the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2006 was primarily attributable to increases in website sales of our printed products. These increases include a favorable seasonal impact from increased consumer product sales driven primarily by our holiday and calendar products. The overall revenue growth during these periods was driven by increases in website sessions, conversion rates and the average order value of shipments. For the three and six months ended December 31, 2006, our website sessions grew by 23% and 28% to 34.3 million and 61.4 million, respectively, our conversion rates grew by 24% and 25% to 4.9% and 5.2%, respectively, and our average order value grew by 14% and 8% to $36 and $34, respectively, compared to the same periods in 2005. Revenue from repeat customers increased from 61% and 60% of revenue in the three and six months ended December 31, 2005 to 64% for the same periods in 2006. Revenue from our non-United States websites accounted for 34% and 32% of total revenue for the three and six months ended December 31, 2006 compared to 29% and 27% for the same periods in 2005.

The increase in cost of revenue from the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2006 was primarily attributable to the increased volume of shipments of printed products during this period. The increase in the cost of revenue as a percentage of total revenue for the three months ended December 31, 2006 as compared to the same period in the prior year was primarily driven by higher labor costs resulting from an increase in temporary labor used to meet the increased seasonal demand. Additionally, we incurred higher depreciation costs which are the result of our continuing efforts to expand the printing capacity at our Windsor facility in order to meet the continuing growing demand for our products.

In thousands	Three months ended December 31,			Six months ended December 31,
	2006	2005	2006-2005 % Change	2006	2005	2006-2005 % Change
Technology and development expense	$6,430	$3,570	80%	$11,948	$6,546	83%
% of revenue	10.0%	9.8%		10.5%	10.0%
Marketing and selling expense	$21,338	$12,836	66%	$37,845	$22,402	69%
% of revenue	33.3%	35.3%		33.2%	34.3%
General and administrative expense	$4,670	$2,629	78%	$9,448	$4,290	120%
% of revenue	7.3%	7.2%		8.3%	6.6%

The increase in our technology and development expenses of $2.9 million and $5.4 million for the three and six months ended December 31, 2006, respectively, as compared to the same periods in 2005 was primarily due to increased payroll and benefit costs of $2.0 million and $3.9 million, respectively, and increased share-based compensation costs of $0.5 million and $0.9 million, respectively, associated with employee hiring in our technology development and information technology support organizations. At December 31, 2006, we employed 132 employees in these organizations compared to 80 employees at December 31, 2005. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $0.4 million and $0.6 million for the three and six months ended December 31, 2006, respectively, as compared to the same periods in 2005.

The increase in our marketing and selling expenses of $8.5 million and $15.4 million for the three and six months ended December 31, 2006, respectively, as compared to the same periods in 2005 was driven primarily by increases of $5.6 million and $10.3 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $1.1 million and $2.0 million, and increased share-based compensation costs of $0.4 million and $0.7 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At December 31, 2006, we employed 337 employees in these organizations compared to 296 employees at December 31, 2005. In addition, payment processing fees paid to third-parties increased by $0.6 million and $1.0 million during the three and six months ended December 31, 2006, respectively, as compared to the same periods in 2005 due to increased order volumes.

The increase in our general and administrative expenses of $2.0 million and $5.2 million for the three and six months ended December 31, 2006, respectively, as compared to the same periods in 2005 was primarily due to increased payroll and benefit costs of $0.9 million and $1.7 million and increased share-based compensation costs of $0.5 million and $1.0 million resulting from the continued growth of our finance and human resource organizations, as well as increases in third party professional fees of of $0.4 million and $2.1 million. At December 31, 2006, we employed 67 employees in these organizations compared to 43 employees at December 31, 2005. The third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees.

Interest income

Interest income increased by $0.4 million and $1.4 million for the three and six months ended December 31, 2006, respectively, to $1.2 million and $2.3 million as compared to $0.7 million and $0.9 million for the same periods in 2005. The increase was primarily due to increases in interest income resulting from the investment of the net proceeds received from our IPO in cash and cash equivalents and marketable securities.

Other income (expense), net

Other income (expense), net changed by $177,000 to $58,000 of income for the three months ended December 31, 2006 as compared to $119,000 of expense for the same period in 2005. Other income (expense), net changed by $102,000 to $99,000 of expense for the six months ended December 31, 2006 as compared to expense of $201,000 for the same period in 2005.

Interest expense

Interest expense increased by $0.2 million and $0.4 million for the three and six months ended December 31, 2006, respectively, to $0.5 million and $0.9 million as compared to $0.3 million and $0.5 million for the same periods in 2005 due to an increase in the outstanding principal on our bank loan obligations that were used to finance, in part, the purchase of print production equipment for our Canadian production facility.

Income tax provision

In thousands	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Income taxes:
Income tax provision	$951	$559	$1,659	$880
Effective tax rate	10.3%	9.3%	10.4%	9.5%

For the three and six months ended December 31, 2006 and 2005, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands and Canada. The taxable income for our United States, Dutch and Canadian subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable.

Net income

Our net income for the three months ended December 31, 2006 was $8.3 million or 13.0% of revenue compared to $5.5 million or 15.0% of revenue for the three months ended December 31, 2005. Our net income for the six months ended December 31, 2006 was $14.4 million or 12.6% of revenue compared to $8.4 million or 12.8% of revenue for the six months ended December 31, 2005.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Six months ended December 31,
	2006	2005
	(in thousands)
Capital expenditures	$(30,533)	$(8,932)
Development of software and website	(1,778)	(867)
Depreciation and amortization	6,150	3,622
Cash flows from operating activities	24,461	14,329
Cash flows used in investing activities	(36,000)	(39,999)
Cash flows from financing activities	3,860	65,443

As a result of our IPO in September 2005, we raised approximately $61.4 million of proceeds, net of underwriters’ discount, which we received on October 5, 2005. At December 31, 2006, we had $104.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, private sales of common and preferred shares and bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended December 31, 2006 was $24.5 million and consisted of net income of $14.4 million, positive adjustments for non-cash items of $9.6 million and $0.5 million provided by working capital and other activities. Adjustments for non-cash items included $6.2 million of depreciation and amortization expense on property and equipment and software and website development costs and $3.1 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $5.9 million in accrued expenses and other current liabilities, and an increase of $2.7 million in prepaid expenses and other assets. This was partially offset by a decrease of $2.2 million in accounts payable, and an increase in accounts receivable of $0.6 million.

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

Investing Activities. Cash used in investing activities in the six months ended December 31, 2006 of $36.0 million was attributable primarily to net purchases of marketable securities of $3.9 million resulting from the investment of a portion of the net proceeds received from our IPO, capital expenditures of $30.5 million, and capitalized software and website development costs of $1.8 million. Capital expenditures of $21.0 million were related to the purchase of print production equipment for our Canadian and Dutch printing facilities, $5.9 million related to construction costs at our printing facilities and $3.6 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in the six months ended December 31, 2005 of $40.0 million was attributable to net purchases of marketable securities of $30.2 million resulting from the investment of a portion of the net proceeds received from our IPO, capital expenditures of $8.9 million, and capitalized software and website development costs of $0.9 million. Capital expenditures of $7.0 million were related to the purchase of print production equipment for our Canadian printing facility located in Windsor, Ontario, Canada and $1.0 million were related to purchases of information technology assets.

Financing Activities. Cash provided by financing activities in the six months ended December 31, 2006 of $3.9 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $3.3 million and net borrowings from equipment loan facilities of $0.6 million associated with the purchase of production equipment for our Canadian printing facility.

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

Contractual Obligations

Contractual obligations at December 31, 2006 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations	$26,341	$3,182	$12,115	$6,871	$4,173
Operating Lease Obligations	47,253	3,407	8,916	9,405	25,526

Total	$73,594	$6,589	$21,031	$16,276	$29,699

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($82,000 at December 31, 2006), beginning October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At December 31, 2006, there was $5.8 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($65,000 at December 31, 2006), on April 1 of each year continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At December 31, 2006, there was $1.1 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s “adjusted balance sheet” and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at December 31, 2006. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, on November 1 of each year continuing through 2009. Interest on the equipment term loan component of the credit facility was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan component of the credit facility was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At December 31, 2006, there was $9.5 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1 of each year and continuing through 2010. Interest on the loan is based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of December 31, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At December 31, 2006, there was $9.9 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of December 31, 2006, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at December 31, 2006.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

In October 2006, our U.S. subsidiary, VistaPrint USA, Incorporated, entered into an operating lease for approximately 163,000 square feet of office space in Lexington, Massachusetts. The lease term for this space is scheduled to commence on March 22, 2007 and to expire March 21, 2017 and this space will replace the office space currently leased in Lexington, Massachusetts. Future rental payments required under the lease are an aggregate of approximately $44 million. The lease requires a security deposit in the form of a letter of credit in the amount of $1.1 million.

In December 2006, our Spanish subsidiary, VistaPrint España S.L., entered into an operating lease for approximately 19,000 square feet of office space in Barcelona, Spain. The lease term for this space commenced on January 1, 2007 and expires on December 31, 2011. Future rental minimum payments required under the lease are an aggregate of approximately 1.8 million euros ($2.4 million at December 31, 2006). The lease requires a security deposit in the form of a bank guarantee in the amount of 126,225 euros ($164,000 at December 31, 2006).

Purchase Commitments. At December 31, 2006, we had unrecorded commitments under contracts to purchase print production equipment for our printing facilities and to complete construction related to the expansion our Canadian and Dutch printing facilities of approximately $13.8 million compared to approximately $15.1 million at June 30, 2006.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended December 31, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At December 31, 2006, we had unrestricted cash and cash equivalents totaling $57.1 million and short-term investments totaling $47.1 million. These amounts were invested primarily in money market funds, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at December 31, 2006.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a newly established marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Dutch and Spanish subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended December 31, 2006. We are not currently party to any derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would result in a decrease of $0.8 million on our income before taxes for the three months ended December 31, 2006. A similar decrease in exchange rates would have had an immaterial impact on our income before taxes for the three months ended December 31, 2005.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At December 31, 2006, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2006 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost is measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which was the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for each of the three and six months ended December 31, 2006. We expect that we will continue to use share based compensation awards to attract, incentivize and retain our employees. Therefore, we expect the resulting share-based compensation expense will continue to increase, which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our President and Chief Executive Officer, and Janet Holian, our Chief Marketing Officer. Neither of Mr. Keane nor Ms. Holian is a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these key employees may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts to date, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 770 permanent employees as of December 31, 2006, with over 200 additional temporary employees. We have website operations, offices, production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least five countries.

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

For the three months ended December 31, 2006, we derived 66% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

We have limited experience in managing operations in multiple countries and if we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

We have a limited history of managing operations in multiple countries. From March 2001 to January 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Over the past three years, we expanded our business to include operations in six different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, a marketing office in Barcelona, Spain, and technology development, marketing, finance and administrative offices in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months ended December 31, 2006, we derived 34% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

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

As of December 31, 2006, we held 12 issued United States patents, two issued European patents and one issued French patent and we had more than 30 patent applications pending in the United States. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in the United States, the European Union, Canada, Japan and various other jurisdictions. Our competitors or other entities may adopt names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s decision to name its next generation operating system “Microsoft Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term VistaPrint or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

For the three months ended December 31, 2006, we derived less than 10% of our revenues from order referral fees paid to us by merchants for customer click-throughs and orders. In general, these third parties offer memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these third parties have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we now offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third parties. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

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

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Foreign corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, foreign corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a foreign corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. Furthermore, there are currently legislative proposals in the U.S. Congress which, if enacted into law, would change the March 4, 2003 AJCA date to March 20, 2002. A successful challenge by the Internal Revenue Service, or a change of the March 4, 2003 date in the AJCA to an earlier date, could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

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

(a) Not applicable.

(b) On September 29, 2005, our registration statement on Form S-1 (Registration No. 333-125470) was declared effective for our initial public offering, pursuant to which we offered and sold 11,518,320 common shares, of which 5,500,000 were sold by us and 6,018,320, were sold by certain of our shareholders, at an initial public offering price of $12.00 per share. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred, or expect to incur, additional, estimated related expenses of approximately $1.6 million, resulting in proceeds, after expenses, to us of approximately $59.8 million.

As of December 31, 2006, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2006 Annual General Meeting of Shareholders on November 14, 2006. The Company’s shareholders approved each of the following proposals by the votes specified below.

Proposal 1 – The election of two members to the Board of Directors to serve as Class I Directors for a term of three years.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Votes
John J. Gavin	34,294,571	87,203	6,155	—
George Overholser	34,294,571	87,203	6,155	—

The terms of office of the following directors who were not up for re-election at our 2006 Annual General Meeting of Shareholders, continued after our 2006 Annual General Meeting of Shareholders: Louis Page, Richard Riley, Robert Keane and Daniel Ciporin.

Proposal 2 – The ratification and approval of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

Votes For	Votes Against	Abstain	Broker Non-Votes
32,899,698	1,483,331	4,900	—

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Harpreet Grewal dated October 2, 2006.

10.2	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated January 3, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTAPRINT LIMITED

Date: January 31, 2007	By:	/s/ HARPREET GREWAL
Harpreet Grewal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Harpreet Grewal dated October 2, 2006.

10.2	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated January 3, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.