Form 10-K
period 2007-06-30
VISTAPRINT LTD
filed 2007-08-28
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-51539

VistaPrint Limited

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canon’s Court

22 Victoria Street

Hamilton, HM 12

Bermuda

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (441) 295-2244

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $.001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

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

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The aggregate market value of the common shares held by non-affiliates of the registrant was approximately $993.0 million based on the last reported sale price of the registrant’s common shares on the NASDAQ Global Market on December 29, 2006.

As of August 24, 2007, there were outstanding 43,577,990 of the registrant’s common shares, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

VISTAPRINT LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2007

PART I

Item 1.	Business

This annual report on Form 10-K and the documents that we incorporate by reference in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management and information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “goal,” “should,” “likely” or similar expressions, indicate a forward-looking statement. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.”

Overview

We are the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Since the launch of our website in May 2000, we have served over 10,000,000 paying customers in more than 120 countries. We offer a broad spectrum of products and services ranging from business cards, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We have standardized, automated and integrated the entire graphic design and print process, from design conceptualization to product shipment. Customers visiting our websites can use our graphic design software to easily create and order full-color, personalized, professional-looking printed products, without any prior graphic design training or experience. Customers have access to graphic designs, content suggestions, logo design services, design templates and over 70,000 photographs and illustrations. Through technology, we are also able to automatically generate and display complementary products incorporating graphic elements from the customer’s original design. In addition, our design support staff is available to provide design assistance to customers in English-speaking markets. During the fiscal year ended June 30, 2007, customers used our design technologies to place an average of over 19,000 customized orders per day, 365 days per year.

Our proprietary Internet-based order processing systems receive and store tens of thousands of individual print jobs on a daily basis and, using complex algorithms, efficiently aggregate these print jobs for printing as a single press-run. Our systems intelligently search pending individual print jobs, select jobs having similar printing parameters for combination into a single larger aggregate job and calculate the optimal allocation of print orders that will result in the lowest production cost and on-time delivery. By combining this order aggregation technology with our computer integrated print manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional short run printing and can provide customized finished products in as little as three days from design to delivery.

Our large and diverse customer base reduces our dependence on individual products and lessens the impact of shifts in demand for graphic design services and printed products by any individual customer. Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $255.9 million for the fiscal year ended June 30, 2007. All of this growth has been organic.

Market and Industry Background

The Small Business and Consumer Markets

We focus on providing products and services for the small business market, generally businesses or organizations with fewer than 10 employees. We believe this market represents a large and growing opportunity. In addition, approximately 11 percent of revenues are derived from the consumer market.

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

•

Wholesale/Retail Print Distribution Channels—Graphic design within the wholesale/retail print distribution option often entails the customer choosing from designs, standard layouts and format options from binders of product samples or from mail-order catalogues. Design options may be limited and permit little or no customization, print quality may be below that provided by traditional commercial printers and delivery lead times can be substantial. Prices for printed products, while typically lower than traditional commercial printers, can significantly exceed self-service prices.

Internet-Based Graphic Design and Printing

Online commerce provides significant advantages and opportunities to small business customers and consumers seeking high-quality graphic design services and customized print products at affordable prices. These customers do not typically require the high quantity print runs that are required to achieve low per-unit pricing and do not maintain dedicated procurement departments to negotiate pricing effectively. We believe the high price, inconvenience and complexity of traditional printing methods historically have dissuaded these customers from purchasing high-quality printed products for small business or personal use. We believe that the highly fragmented, geographically dispersed small business and consumer markets for graphic design and printing services is ideally suited for Internet-based procurement, as the Internet provides a standardized interface through web browsers, availability seven days a week, 24 hours a day, the ability to offer a wide selection of products and services and the opportunity to efficiently aggregate individual orders into larger print runs.

We believe that the small business and consumer markets have been underserved by expensive traditional printing and graphic design alternatives. We also believe there is a significant advantage to combining the Internet’s ability to reach these highly fragmented markets with an integrated graphic design and printing process that can rapidly deliver sophisticated, high-quality printed products while aggregating individual orders to achieve the economies of scale necessary to provide these products at affordable prices.

The VistaPrint Solution

We have developed a direct-to-customer solution using proprietary Internet-based software technologies to standardize, automate and integrate the entire graphic design and print process, from design conceptualization through finished product shipment. Automation and integration allow us to provide high-quality graphic design and customized print products and services at affordable prices for the small business and consumer markets.

Advanced Proprietary Technology

We rely on our advanced proprietary technology to market to, attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and aggregate and simultaneously print multiple orders from all over the world. Our design and document creation technologies enable customers, by themselves or together with the assistance of our design support staff, to design and create high-quality printed materials from their home or office. Our pre-press and print production technologies efficiently process and aggregate customer orders, prepare orders for high resolution printing and maintain and manage production, addressing and shipment of these orders. We use our marketing technologies to test changes to our websites and new product offers so as to enhance our offerings and customer value proposition. In addition, as part of the order and checkout process, we automatically generate and display additional products incorporating the customer’s design, facilitating the sale of related products and services.

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

Low Cost Operations

With the improvements we have made in automating the entire design and production process, we can print and ship an order the same day we send it to production, which results in minimal inventory levels and reduced working capital requirements. This allows us to produce high-quality, low price products at high margins even though our average order values are low by traditional standards. During the fiscal quarter ended June 30, 2007, we regularly averaged in excess of 19,000 individual customer orders per day, at average order values of approximately $32, with an aggregate cost of revenue as a percentage of revenue of approximately 35%. In comparison, typical local printers handle only a few orders per day, have order values that are significantly higher and operate with significantly higher costs of revenue.

Customer Service

We differentiate our product offerings by giving English-speaking customers live, toll-free telephone customer service to provide a satisfying, service-rich experience founded on interaction with highly trained customer service and design representatives. In addition, we offer e-mail support for customers on all of our websites.

Direct Marketing Expertise

We have developed expertise in direct marketing to target new customers across various channels and to drive more sessions on our websites. We attract and retain customers through direct marketing using the Internet, e-mail and other traditional direct marketing methods, and viral and word of mouth marketing. We maintain a global client database to market our new products and services. In addition, we have developed multiple marketing technologies designed to maximize the number of customers actively purchasing from us.

Global Partnerships

We have entered into a variety of strategic partnerships that facilitate access to key markets that we would not be able to reach through direct marketing channels. We focus on cultivating opportunities with strategic importance in the small business, print and office superstore marketplaces. By rapidly developing and deploying custom content print portals, we have built additional capabilities to expand into new strategic partnerships and distribution channels.

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

Wide Range of Graphic Design Options

Most customers use our web browser-based design and editing software to create personalized materials. In addition, customers are able to upload their own designs to our system. Customers who want us to perform some or all of the design work can contact our design service representatives, who will provide custom designs.

Broad Range of Products and Services

We offer a broad spectrum of products and services for the business and consumer markets, including:

•business cards	•announcements
•brochures	•calendars
•data sheets	•folded cards
•envelopes	•holiday cards
•flyers	•invitations
•letterhead	•magnets
•logo creation	•note cards
•mailing labels	•note pads
•newsletters	•sticky notes
•presentation folders	•return address labels
•standard and oversized postcards	•rubber stamps
•mailing services	•T-Shirts
•design services

Automated Creation of Matching Products

Once a customer has created a design for a particular product, our proprietary software technology can generate and display one or more matching products of possible interest to the customer using the same design elements without requiring the customer to perform any additional design tasks. For example, after a customer designs a business card, our systems can automatically generate and display matching letterhead, envelopes, return address labels, magnets or rubber stamps. A customer can add these additional products to his or her order with a single click.

High-Quality Printing

We use one of the highest quality commercial printing processes in the market. For print jobs in quantities of 250 or more, we typically use state of the art 40-inch offset presses that normally are employed only for long run print jobs, such as high end consumer goods packaging, in which quantities of hundreds of thousands or more are produced. For smaller quantities, we typically employ professional digital printing equipment. By employing principles of world class manufacturing, our rigorous quality assurance systems are designed to ensure that we consistently deliver premium, high-quality products.

Fast Design to Delivery Turnaround

We design, print, process and deliver multiple high-quality customized orders in as little as three days.

Lowest Price and Satisfaction Guarantees

We demonstrate our confidence in the quality and pricing of our products by offering an unconditional lowest price guarantee on certain of our products and an unconditional guarantee of customer satisfaction.

Our Growth Strategy

We are the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Our goal is to continue to grow profitably and become the leading online provider of small business marketing solutions. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to address marketing services demand by making available to our customers cost-effective solutions to grow their businesses. In order to accomplish this objective, we intend to execute on the following:

Expand Customer Base

During fiscal year 2007, we expanded our customer base by approximately 3,000,000 new customers. We acquire new customers through direct marketing using the Internet, e-mail, traditional direct mail marketing methods and viral and word of mouth marketing. For English speaking markets, our customer support services are designed to offer our customers a satisfying, rewarding experience based on customer interaction with our customer service and design representatives. We believe that this distinguishes the VistaPrint customer experience from the typical on-line, e-commerce customer experience. We intend to constantly seek ways to facilitate and improve the customer care and design process in an effort to convert a greater percentage of visitors to our websites into customers and to generate additional repeat customers.

Address Additional Markets

We intend to target the following additional business opportunities:

•

Non-US Markets—For the fiscal year ended June 30, 2007, revenue generated from non-United States websites accounted for approximately 32% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. In January 2007, we opened a marketing office in Barcelona, Spain to focus on the expansion of our European growth initiatives. We intend to continue expansion of our marketing efforts and customer service capabilities. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

•

Consumer—Although we expect to maintain our primary focus on the small business market, we believe that our customer support, sales and design services, and low costs, are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market and we believe that the economies of scale provided by our large print order volumes and integrated design and production facilities will enable us to profitably grow our consumer business.

•

Strategic Partnerships—We intend to develop additional strategic relationships to expand our marketing and sales channels. We have established co-branded or private branded websites and web landing or splash pages with companies in a variety of industries. We seek to use these relationships to market our products and services to customers of these other parties, attract additional customers to our websites, and further promote the VistaPrint brand. We have also developed a scalable capability to address the market of customers who choose to order customized products and services through retail environments such as office superstores, or small print and copy storefronts.

Increase Sales to Existing Customers

We seek to increase the lifetime value we receive from a customer by expanding our product and service offerings, increasing up-selling and cross-selling efforts and continuing to improve and streamline our design and ordering processes. We currently generate a majority of our revenues from returning customers, and typically realize higher average order values from these customers compared to first time customers. We intend to continue to focus our efforts on improving and integrating the entire customer experience, from the customer’s first visit to our website through the customer’s receipt of the finished printed product or service. We believe that this direct sales and customer relationship model eliminates inefficiencies and intermediaries that can detract from the overall customer experience and drive up costs, and enables us to more effectively attract and retain customers.

Expand Product and Service Offerings

We launched the VistaPrint.com website in 2000 selling only a limited selection of business cards. Since that time, we have extended our product and service offerings to cover a wide array of additional business and consumer products and services. During fiscal year 2007, we added sticky notes, envelopes, note pads, T-Shirts, mailing services, creative services, and other offerings. In addition, for customers in English-speaking markets, we offer live, telephone based customer support. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract new customers seeking different products and services.

Extend Technology Leadership

We believe that technological innovation and the investment we have made in our technology development efforts have been among the principal drivers of our success to date. We hold 13 United States patents, two European patents and one French patent and have more than 40 patent applications pending in the United States and other countries and have developed extensive amounts of proprietary software. We believe that the quality of our technology gives us an advantage over our competitors and we intend to continue developing our proprietary software technology to maintain that advantage. We have designed our technologies to accommodate planned growth in the number of customer visits, orders, and service and product offerings, with little additional effort other than adding servers and other hardware. We intend to continue to invest in enhancing and refining our existing technologies, creating new technologies, and protecting our proprietary rights. We believe that this investment in technology development will drive further expansion of our service and product offerings, improve the customer’s experience in designing and ordering printed products, and improve efficiencies in our production of products and delivery of services.

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

Our Technology

We have standardized, automated and integrated the graphic design and print process, from design conceptualization to product shipment, through a number of proprietary technologies, including:

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

VistaBridge is our technology that allows us to efficiently store, process and aggregate thousands of Internet print orders every day. The VistaBridge system automates the workflow into our high-volume offset or digital presses by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single print job. The VistaBridge technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. In FY 2007 we averaged in excess of 19,000 orders per day and orders often contain multiple print jobs, which can result in more than 100,000 individual stored jobs awaiting printing. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type of paper, size of paper, color versus black and white, single or double-sided print, delivery date, shipping location, type of printing system being used and type of product. The VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.

Viper is our workflow and production management software for tracking and managing our worldwide production facilities on a networked basis. Viper monitors and manages bar-code driven production batch and order management, pick and pack operations, and addressing and shipping of orders.

Marketing Technologies

Split Run Testing Technology assigns our website visitors to test and control groups. Depending on the test group to which a visitor is assigned, he or she can be shown slightly different versions of our website. This technology permits us to evaluate any changes to our websites on a relatively small but still statistically significant test group prior to general release. We then use analytics software to correlate the changes on the site with the visitor’s browsing and purchasing behavior and to compare our margins for a given pair of test and control groups. Our testing engine allows us to run hundreds of these tests simultaneously on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and roll-out the most promising and profitable ideas and promotions to maximize our customer value proposition.

VistaMatch automatically generates and displays one or more additional customized product designs based upon a customer’s existing design. Design elements and customer information are automatically transferred to the additional design so that customers do not spend additional time searching for other products or templates or re-entering data. For example, if a customer has designed a business card, VistaMatch can automatically generate corresponding letterhead, return address labels, and refrigerator magnets that the customer can add to its order with a single key stroke.

Automated Cross-Sell and Up-Sell permits us to show a customer, while the customer is in the process of purchasing a product, marketing offers for one or more additional or related products. We use this technology to dynamically determine the most effective products to offer to customers based on a number of variables including how the customer reached the website, the customer’s purchase history, the contents of the customer’s shopping basket and the various pages within the website that the customer has visited.

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

Customer Recognition/Segmentation allows us to identify an inbound caller by their phone number and match that information to that customer’s history from our customer databases. We can then tailor the types of calls that are taken by our customer service and design service agents and appropriately adjust call flow, scripts, up-sell and cross-sell suggestions in an effort to maximize contribution margin per call.

Technology Development

We intend to continue developing and enhancing our proprietary and licensed software programs and processes. As of June 30, 2007, more than 100 of our employees were engaged in technology development. Our technology and development expenses were $27.2 million, $15.6 million, and $10.8 million in the years ended June 30, 2007, 2006 and 2005, respectively.

We have designed our infrastructure and technologies to accommodate future growth. We have designed our website technologies to scale to accommodate future growth in the number of customer visits, orders, and product and service offerings, with little additional effort other than adding servers, hardware, and bandwidth. Our document and design creation technologies are architected to utilize the processing power of the customer’s computer rather than our servers. This Internet- based architecture makes our applications highly scalable and offers our customers fast system responsiveness when they are editing their document designs. Our pre-press and print production technologies for aggregating print jobs in preparation for printing are designed to readily scale as we grow. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the printing equipment and increasing overall system throughput.

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

The Customer Design and Purchase Experience

We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of customer service options. For experienced or computer-savvy customers, our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Those customers who have started the design process but find that they require some guidance or design help can, with the assistance of our customer sales and support personnel, obtain real time design or ordering assistance. Those customers who would like us to prepare designs can call our creative services group and after an initial conversation, quickly receive custom design and copy options.

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

Our English-language customer support, sales and design center is located in Montego Bay, Jamaica and was staffed by over 240 customer service and design employees as of June 30, 2007. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, we believe our agents and designers provide a service-rich customer experience. Calls typically are answered in less than 30 seconds and our agents are available to provide assistance via telephone five days a week, from 8 a.m. to midnight Eastern time.

Customers that do not want to design themselves or to design online in real-time cooperation with our sales and design personnel can instead call our design services hotline toll-free and receive design services. Our agents are trained to be proficient in the use of our design software tools. Due to our proprietary design tools and low-cost, high-volume service operations, our cost, design time and revision turn around are significantly less than typically available from traditional graphic designers.

We conduct a short interview process with customers during which we gather information regarding the customer’s design and copy needs and ideas, the business or social image the customer desires to convey, and other information relevant to the design and copy process. Our designers and copywriters then create customized and professional marketing materials for the customer to review and approve.

Post-Design Check-Out Process

Customers purchasing printed products check out either via a standard e-commerce self-service shopping basket or by providing their order and payment information via telephone to one of our service agents. We offer a variety of secure payment methods, with the payment options varying to meet the customs and practices of each of our localized sites. All of our orders require pre-payment, whether by credit or debit card, check, money order or wire transfer. During the check-out process, customers are also typically presented with offers for additional products and services from us and our marketing partners. Using our automated VistaMatch product design capabilities, customers who designed products using our content can be shown images of automatically generated matching products. For example, a customer purchasing business cards can automatically be shown matching return address labels, magnets, calendars, calendar magnets and similar products. Each of these automatically generated product offers can be quickly and simply added to the customer’s order with a single click.

The Print Manufacturing and Delivery Process

As orders are received, we automatically route printing jobs, aggregated by our VistaBridge technology, to the type and location of printing system that is most appropriate and cost efficient for the type of product ordered. Products ordered in quantities of 250 or more, such as business cards, postcards, letterhead and the like, are typically produced using a single pass on state of the art automated, high-volume, four color and eight color offset professional quality printing presses. Products produced in smaller quantities or using special materials, such as holiday cards, invitations, return address labels, and magnets, are typically produced on digital presses, although we may print as few as 50 of a given product on offset presses. In almost all cases, individual orders from multiple customers are aggregated to create larger print jobs, allowing multiple orders to be simultaneously produced.

Our proprietary Viper software, sophisticated automation and software from our suppliers combine to integrate and automate the printing process. This includes:

•

the pre-press process, during which digital files are transferred directly from our computer servers to the print plate creation system at the appropriate printing facility, or, in the case of digital production, directly to the printing press;

•	automatic plate loading systems that eliminate all manual steps other than a quick ‘toaster like’ insertion and removal of plates;

•	automatic ink key setting whereby ink fountain keys, which control color application, are set automatically from an analysis of the pixelized data used to image plates;

•	automated color management, which adjusts digital images prior to printing, assuring that colors match when processed across different printing presses and substrates.

Once printed, the individual product orders are separated using computerized robotic cutting systems, assembled, packaged and addressed using a VistaPrint proprietary software-driven process called “Viper”, and shipped to the customer. Viper processes then communicate electronically with shipping carriers, assuring smooth tracking and information flow to the customer until final confirmation of delivery.

Requiring as little as 60 seconds of pre-press, printing and cutting labor for a typical order of 250 business cards, versus an hour or more for traditional printers, this process enables us to print many high-quality customized orders using a fraction of the labor of typical traditional printers. Our quality control systems are designed around the principles of world class manufacturing to ensure that we consistently deliver premium, high-quality products.

Sales and Marketing

We employ sophisticated direct marketing technologies and management practices to acquire our customers using the Internet, e-mail, and traditional direct marketing mailings. Through channels such as our own outbound emails and direct URL type-in, we are able to secure orders at low costs. In addition, many of the products that we offer our customers contain the VistaPrint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. As such, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising.

We have developed tools and techniques for measuring the result of each provider of direct marketing services and of each marketing message or product or service offer. In addition, our customer split-run testing technology allows us to divide prospective or returning customers visiting our websites into sub-groups that are presented with different product and service selections, prices and/or marketing messages. This allows us to test or introduce new products and services on a limited basis, test various price points on products and services or test different marketing messages related to product or service offerings.

We place advertisements on the websites of companies such as eBay and Amazon, contract for targeted e-mail marketing services from vendors such as IntegraClick and MyPoints, and contract for placement on leading search engines such as Google and Yahoo!. We maintain affiliate programs with companies such as UPromise under which we permit program members to include hyperlinks to our websites on their sites and in promotional materials and we pay program members for sales generated through those links.

In addition, we create co-branded or private branded versions of our websites and web landing or splash pages for companies in a variety of industries. In general, these arrangements involve payment of a commission or revenue share to these companies for sales of our products and services generated through these websites and web pages.

We have also developed a scalable capability to address the market of customers who choose to order customized products and services through retail environments such as office superstores, retailers and copy storefronts. With a strong wholesale value proposition, a commitment to quality and service we believe that we are positioned to develop broader and deeper relationships in this space.

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

We currently hold 13 issued United States patents, two issued European patents, and one issued French patent. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2016 and May 2024. In addition, we currently have more than 40 patent applications pending in the United States and other countries and we intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is justified, appropriate, and cost efficient. Our issued patents relate generally to our automated process for receiving, processing, aggregating and producing multiple individual print jobs and to automated processes for facilitating document creation at a client system.

From time to time, third parties may allege that we have violated their intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. We have in the past received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to:

•	pay damages;

•	discontinue manufacturing, using, or selling particular products subject to infringement claims;

•	discontinue using or providing the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

Similarly, companies or individuals with whom we currently have a business relationship, or have had a past business relationship, may commence an action seeking rights in one or more of our patents or pending patent applications. If such companies or individuals were to be successful in obtaining such rights, the company or individual may be able to use that patented technology, or license it to others, without paying compensation to us.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be negatively impacted.

We have commenced in the past, and we expect to commence again in the future, litigation against third parties to enforce patents issued to us or to determine the scope and validity of third-party proprietary rights. For instance, in May 2007, we filed a lawsuit in Federal District Court in Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by us, and since that time have expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. Similarly, in July 2006 we brought litigation in the Dusseldorf Germany District Court alleging infringement by print24 GmbH and unitedprint.com AG of a German patent owned by us.

Our ability to enforce our patents, copyrights, trademarks, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to use or provide a particular service or technology or sell a particular product or family of products, due to an injunction, or we may have to pay material amounts of damages, which could in turn negatively affect our results of operations. Even if we are successful in our initial litigation efforts, rulings in our favor may be overturned in the future in a court of appeals. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in 16 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada and Japan. Additional applications for the VistaPrint mark are pending.

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

Competition

The market for graphic design and print services is large, evolving and highly competitive. We compete on the basis of breadth of product offerings, price, convenience, print quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high-quality design, print and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	self-service desktop design and publishing using personal computer software such as Broderbund PrintShop, together with a laser or inkjet printer and specialty paper;

•	traditional printing and graphic design companies;

•	office supplies and photocopy retailers such as Office Depot, FedEx Kinko’s, and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow; and

•

other online printing and graphic design companies. We are aware of dozens of online print shops that provide printing products and services similar to ours. Further, we are aware of many online businesses that offer some limited custom printing services.

The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic alliances to provide graphic design and printing services with larger, more established and well-financed companies. Some of our competitors may be able to enter into these alliances on more favorable terms than we could obtain. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products and services that may compete with the products and services that we market. New technologies and the expansion of existing technologies, such as websites, e-mails and electronic files, which may serve as substitutes for printed products, may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures facing us could harm our business and prospects.

Government Regulation

We are not currently subject to direct national, federal, state, provincial or local regulation other than regulations applicable to businesses generally or directly applicable to online commerce. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model. We do not currently provide individual personal information regarding our users to third parties without the user’s permission.

Employees

As of June 30, 2007, we had 992 full-time employees, of which 370 were employed in Lexington, Massachusetts, United States; 80 in Venlo, the Netherlands; 234 in Windsor, Ontario, Canada; 44 in Barcelona, Spain, and 264 in Montego Bay, Jamaica In addition, as of June 30, 2007, we also employed approximately 120 temporary employees at our manufacturing facilities, most of whom were employed full time by us for at least six months. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, we are required to provide 78 of our employees in our Venlo facility with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and employees in our Barcelona office compensation and benefits equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are good.

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

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those contained in forward looking statements made in this Annual Report on Form 10-K and in our public statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, including purchased search results from online search engines, e-mail, telesales, and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We promote our products and special offers through e-mail, telesales, and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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

Since our products and services are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenues. For this reason, a primary component of our business strategy is the continued promotion and strengthening of the VistaPrint brand. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products and services on the Internet, we face significant competition in the graphic design and printing markets from printing suppliers who also seek to establish strong brands. If we are unable to successfully promote the VistaPrint brand, we may fail to significantly increase our revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts.

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

We produce all of our printed products internally at our facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. We have been operating our Canadian facility since May 2005 and our Dutch facility since January 2004. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely attempt to turn to an alternative supplier to supplement our production capacity. However, an alternative supplier may not be able to meet our requirements on a timely basis or on commercially acceptable terms, if at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

We have incurred operating losses in the past and may not be able to sustain profitability in the future.

We experienced significant operating losses in each quarter from our inception in 1995 through March 1998 and in each quarter from June 1999 through June 2001. As the result of a charge of $21 million related to the termination of our exclusive supply agreement with Mod-Pac Corporation, we experienced a significant loss in the quarter ended September 30, 2004, which caused a significant loss for the year ended June 30, 2005. If we are unable to produce our products and provide our services at commercially reasonable costs, if revenues decline or if our expenses otherwise exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Changes in stock based compensation accounting rules have had and are expected to continue to have an adverse affect on our operating results.

We use options to acquire our common shares and other equity based awards to attract, motivate and retain our employees in a competitive market for talent. Statement of Financial Accounting

Standards No. 123, Accounting for Stock-Based Compensation, allowed companies the choice of either using a fair value method of accounting for stock awards that would result in expense recognition for all such awards granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, with a pro forma disclosure of the impact on net income (loss) of using the fair value method of accounting for stock based awards. Prior to our adoption of FASB Statement No. 123(R), “Share Based Payment,” or Statement 123(R), on July 1, 2005, we had elected to apply APB 25 and accordingly we generally did not recognize any expense with respect to employee options to acquire our common shares in periods ended on or prior to June 30, 2005 as long as such options were granted at exercise prices equal to the fair value of our common shares on the date of grant.

Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost is measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which was the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for the fiscal year ended June 30, 2007. We expect that we will continue to use share based compensation awards to attract, motivate and retain our employees. Therefore, we expect the resulting share-based compensation expense will continue to increase, which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

Our quarterly financial results may fluctuate which may lead to volatility in our share price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly operating results to fluctuate include, among others:

•	demand for our services and products;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for printed products and graphic design services;

•	shifts in product mix toward lower gross margin products;

•	investment decisions by management made in relation to our performance against targeted earnings per share levels;

•	our ability to manage our production and fulfillment operations;

•	currency fluctuations, which affect not only our revenues but also our costs;

•	the costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to our awarding of share-based compensation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

In addition, management investment decisions may lead to fluctuations in our quarterly financial results. We currently plan to invest annual earnings per share We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases and various personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Based on the factors cited above, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common shares may fall.

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

•	traditional printing and graphic design companies;

•	providers of technologies, such as websites, e-mail and electronic files, which may act as a substitute for printed materials;

•	office supplies and photocopy companies such as Office Depot, FedEx Kinko’s, and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow International; and

•	other online printing and graphic design companies.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Many of our competitors work together. For example, Taylor Corporation and Business Cards Tomorrow International sell printed products through office superstores such as Staples and Office Depot.

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

Demand for our products and services has been sensitive to price. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenues and net income. We offer free products and services as a means of attracting customers and we offer substantial pricing discounts as a means of encouraging repeat purchases. Such free offers and discounts may not result in an increase in revenues or the optimization of profits. In addition, many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, our business and results of operations will suffer.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our profitability. In addition, many of our competitors purchase the term “VistaPrint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. European courts have, in certain cases, upheld the rights of trademark owners to prevent such practices in certain European jurisdictions. However, U.S. courts have not sided with the trademark owners in cases involving U.S. search engines, and Google has refused to prevent companies from purchasing trademarked terms belonging to other parties. As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “VistaPrint” on U.S. search engines.

Various private ‘spam’ blacklisting or similar entities have in the past, and may in the future, interfere with our e-mail solicitation and the operation of our websites and our ability to conduct business.

We depend primarily on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or ‘spam’. Some of these entities maintain ‘blacklists’ of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those companies and individuals, that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

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

The satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, printing production facilities and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of our websites, reduced order fulfillment performance or customer service operations could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may experience temporary interruptions in our business operations for a variety of reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and other events beyond our control. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

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

We do not presently have redundant systems operational in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and printing systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. We do carry business interruption insurance to compensate us for losses that may occur in the event operations at facilities are interrupted, but these policies do not address all potential causes of business interruptions we may experience and any proceeds we may receive may not fully compensate us for all of the revenue we may lose.

The occurrence of any of the foregoing could substantially harm our business and results of operations.

Our customers create products that incorporate images, illustrations and fonts which we license from third parties, and any loss of the right to use these licensed materials may substantially harm our business and results of operations.

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

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue expansion of our marketing efforts and customer service outside of the United States and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, including co-branded website and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities, could harm our business, financial condition and results of operations.

The development of our business since the launch of the VistaPrint.com website in April 2000 has been attributable to organic growth, but in the future we may choose to undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

Our business and our customer base have been built through organic growth. Key components of our business strategy include, among others, expanding our customer base, targeting additional markets and business opportunities, and expanding our product and service offerings. To execute our expansion strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all, and, in the case of equity financings, would result in dilution to our shareholders and, in the case of debt financings, may subject us to covenants restricting the activities we undertake in the future. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our Chairman, President and Chief Executive Officer, Janet Holian, our Chief Marketing Officer, Wendy Cebula, our Chief Operating Officer, Anne S. Drapeau, our Chief People Officer and Harpreet Grewal, our Chief Financial Officer. None of these executives are a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these key employees may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts to date, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 992 permanent employees as of June 30, 2007. As of June 30, 2007, we also had over 120 temporary employees, most of whom were employed on a continuous basis for six months or more. We have website operations, offices, marketing and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica and Canada, and we expect to open offices in additional countries in the future. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least six countries.

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

For the fiscal year ended June 30, 2007, we derived 68% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in bringing our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. The United States also has in the past imposed protectionist measures, such as tariffs, that limit free trade. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be negatively impacted.

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in six different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, a marketing office in Barcelona, Spain, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the fiscal year ended June 30, 2007, we derived 32% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

•	fluctuations in foreign currency exchange rates that may increase the United States dollar cost of, or reduce United States dollar revenue from, our international operations;

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

As of June 30, 2007, we held 13 issued United States patents, two issued European patents and one issued French patent and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in the United States, the European Union, Canada, Japan and various other jurisdictions. Our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s decision to name its most recently released operating system “Microsoft Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term VistaPrint or our other trademarks, and we may institute such claims against other parties. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs, expenses or liability, lose our exclusive rights or be required to stop certain of our business activities.

A third party may sue us for infringing its intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. We have, in the past, received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. Similarly, companies or individuals with whom we currently have a business relationship, or have had a past business relationship, may commence an action seeking rights in one or more of our patents or pending patent applications.

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

Alternatively, we may be required to, or decide to, enter into a license with a third party that claims infringement. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues or maintain profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

In addition, we may need to resort to litigation to enforce a patent issued to us or to determine the scope and validity of third-party proprietary rights. Our ability to enforce our patents, copyrights, trademarks, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

For instance, in May 2007, we initiated litigation in Federal District Court in Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by us, and since that time have expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants have denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. Similarly, in July 2006 we filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to our infringement claim, print24 GmbH filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf found in our favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Court’s ruling is scheduled to go into effect in early September 2007, subject to appeal by the defendants. Print24’s nullification action against us in German Patent Court remains outstanding.

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

Currently, decisions of the United States Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet in the United States. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the United States Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were adopted to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenue. A substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that would be adverse to our business.

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet and e-commerce could substantially harm our business and results of operations.

Due to our dependence on the Internet for most of our sales, regulations and laws specifically governing the Internet and e-commerce may have a greater impact on our operations than other more traditional businesses. Existing and future laws and regulations, including the taxation of sales through the Internet, may impede the growth of e-commerce and our ability to compete with traditional graphic designers and printers, as well as desktop printing products. These regulations and laws may cover taxation, as well as restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

We derive a portion of our revenues from offers made to customers by third parties who have had their business practices challenged in the past, and if the business practices of these third parties are challenged in the future, our reputation could be adversely affected and we may lose revenue.

For the fiscal year ended June 30, 2007, we derived less than 10% of our revenues from order referral fees paid to us by third party merchants for customer click-throughs, order fulfillment and other forms of co-marketing arrangements. Some of these third parties offers are for memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these membership discount programs have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these parties asserting that the parties have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third parties. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

Our practice of offering free products and services could be subject to judicial or regulatory challenge which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators in the United States and other countries that our free offers are misleading or do not comply with applicable legislation or regulation. For example, one of our subsidiaries and our predecessor corporation were named as defendants in a class action lawsuit alleging that the shipping and handling fees we charged in connection with our free business card offer violated sections of the California Business and Professions Code that limit the amount that may be charged for shipping and handling in connection with a prize or gift. In addition, customers and competitors have filed complaints with governmental and standards bodies in other jurisdictions claiming that customers were misled by the terms of our free offers. Our free product offers could be subject to additional challenges in the future. If we are subject to further actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

Our failure to protect confidential information of our customers and our network against security breaches and to address risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain our customers’ credit card information for a limited time following a purchase of products for the purpose of issuing refunds. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments, among other factors, may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to limit fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Risks Related to Our Corporate Structure

Non-Bermuda tax authorities may tax some or all of VistaPrint Limited’s income, which would increase our effective tax rate and adversely affect our earnings.

VistaPrint Limited is organized in Bermuda and conducts business through operations within Bermuda. Bermuda does not currently impose income taxes on our operations. Management services for VistaPrint Limited are provided to VistaPrint Limited by employees of our United States subsidiary, who are all based in the United States. We have endeavored to structure our business so that all of our non-Bermuda operations are carried out by our local subsidiaries and VistaPrint Limited’s business income is, in general, not subject to tax in these non-Bermuda jurisdictions, such as Jamaica, the United States, Canada, Spain or the Netherlands. VistaPrint Limited has filed tax returns on the basis that it is not engaged in business in these non-Bermuda jurisdictions. Many countries’ tax laws, including but not limited to United States tax law, do not clearly define activities that constitute being engaged in a business in that country. The tax authorities in these countries could contend that some or all of VistaPrint Limited’s income should be subject to income or other tax or subject to withholding tax. If VistaPrint Limited’s income is taxed in jurisdictions other than Bermuda, such taxes will increase our effective tax rate and adversely affect our results of operations.

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Foreign corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, foreign corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The amalgamation of our predecessor U.S. corporation with VistaPrint Limited occurred in April 2002. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a foreign corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the United States Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. Furthermore, at various times during 2007 there were legislative proposals in the U.S. Congress which, if enacted into law, would retroactively change the March 4, 2003 AJCA measurement date to March 20, 2002. A successful challenge by the Internal Revenue Service, or a change of the March 4, 2003 date in the AJCA to an earlier date, could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

Regardless of the application of AJCA to VistaPrint Limited, the U.S. Internal Revenue Service could assert that an insufficient amount of tax was paid to the United States federal government in connection with the formation of VistaPrint Limited, such that additional federal income tax is due currently, and potentially on an ongoing basis for years subsequent to the formation. A successful assertion of this position by the Internal Revenue Service could result in an overall tax rate substantially higher than the rate reflected in our financial statements.

Our intercompany arrangements may be challenged, resulting in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among VistaPrint Limited and its subsidiaries. These agreements establish transfer prices for printing, marketing, management, technology development and other services performed for VistaPrint Limited. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length. With the exception of our Dutch operations, our transfer pricing procedures are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer pricings or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability to us, which would adversely affect our earnings.

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

We believe that we were not a PFIC for the tax year ended June 30, 2007 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

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

Our registered office is in Hamilton, Bermuda. We have constructed two computer integrated manufacturing print facilities for the production of our products. Our 160,000 square foot facility located near Windsor, Ontario, Canada services the North American market. Our 54,000 square foot facility located in Venlo, the Netherlands services markets outside of North America and we have recently begun an approximately 77,000 square foot expansion of this facility. Our technology development, marketing, finance and administrative offices are located outside of Boston, Massachusetts, United States. We operate a customer design, sales and service center in Montego Bay, Jamaica. We operate our European marketing office in Barcelona, Spain. Our web servers are located in data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda.

We own the real property associated with our printing facilities in the Netherlands and Canada. The real property and facilities we own are listed below:

Location	Square Feet	Type
Venlo, the Netherlands	54,000	Manufacturing and office
Windsor, Ontario, Canada	160,000	Manufacturing and office

We have recently begun the expansion of our Venlo, the Netherlands, facility. It is currently anticipated that such expansion will increase the overall size of that facility to approximately 131,000 square feet.

The properties we lease are listed below:

Location	Square Feet	Type	Lease Expires
Lexington, MA, USA	163,000	Office	April 26, 2017
Montego Bay, Jamaica	20,000	Office and design, sales and service center	April 30, 2009
Montego Bay, Jamaica	5,000	Office and training and quality assurance facility	Month-to-month
Barcelona, Spain	19,000	Office	December 31, 2011

We believe that the total space available to us in the facilities we own and under our current leases and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

One of our subsidiaries and our predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court on September 14, 2004. The complaint alleged that the shipping and handling fees we charged for free products were excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, we agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on our websites, to provide all class members who purchase free business cards from us for a two year period the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the court’s final approval of the settlement. On February 28, 2007, the California Court of Appeals ruled in our favor, affirming the Superior Court’s final approval of the settlement. The period for the objector to appeal the Court of Appeals’ decision passed without any appeal being filed, and the settlement became effective on April 9, 2007.

On July 27, 2006, our wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, print24 GmbH filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf Court’s ruling is scheduled to go into effect on August 30, 2007, subject to appeal by the defendants. We are unable to express an opinion as to the likely outcome of any appeal by print24 and its co-defendants of the Düsseldorf Court’s ruling in the infringement action. print24’s nullification action in the German Patent Court remains outstanding, in its earliest stages, and we are unable to express an opinion as to the likely outcome of such action.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. We are seeking an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The lawsuit is in its early stages and we are unable to express an opinion as to the likely outcome.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Shareholders on May 15, 2007. Our shareholders approved the following proposal by the votes specified below.

Proposal 1—To approve our Amended and Restated 2005 Equity Incentive Plan.

Votes For	Votes Against	Abstain
27,149,420	9,596,206	44,695

The Amended and Restated 2005 Equity Incentive Plan, which we refer to as the 2005 Plan, amended and restated our 2005 Equity Incentive Plan in order to, among other things: (i) increase the number of common shares available for issuance under the 2005 Plan by 3,900,000 shares, from an aggregate of 3,483,736 shares to an aggregate of 7,383,736 shares, and eliminate the formula for automatic increases in the shares available for issuance under the 2005 Plan; (ii) reduce the number of common shares available for issuance under the 2005 Plan by 1.56 common shares for each share subject to any restricted share award, restricted share unit or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the common shares on the date of grant; (iii) require that the exercise price of any share option or share appreciation right granted under the 2005 Plan be at least 100% of the fair market value of the common shares on the date of grant; (iv) limit the term of any share option or share appreciation right to a maximum period of ten years; (v) provide that shares underlying outstanding awards under our Amended and Restated 2000-2002 Share Incentive Plan that are cancelled, forfeited, expired or otherwise terminated without having been exercised in full will no longer become available for the grant of new awards under the 2005 Plan; and (vi) prohibit the repricing of any share options or share appreciation rights without shareholder approval.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares began trading under the symbol “VPRT” on the NASDAQ Global Market on September 30, 2005. The following table sets forth, for the periods indicated, the high and low sale price per share of our common shares on The NASDAQ Global Market:

	High	Low
Fiscal 2006:
First Quarter (September 30, 2005 only)	$15.71	$12.01
Second Quarter	$22.83	$14.00
Third Quarter	$37.75	$22.36
Fourth Quarter	$36.45	$25.80

Fiscal 2007:
First Quarter	$27.09	$20.62
Second Quarter	$36.94	$24.56
Third Quarter	$43.30	$32.55
Fourth Quarter	$41.51	$35.31

Fiscal 2008:
First Quarter (through August 24, 2007)	$42.45	$29.60

As of August 24, 2007, there were 60 holders of record of our common shares.

We have never paid or declared any cash dividends on our common shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business. We did not sell any equity securities that were not registered under the Securities Act of 1933 in the fourth quarter of fiscal 2007. We did not repurchase any equity securities in fiscal 2007.

In our initial public offering, we sold 5,500,000 common shares and certain of our shareholders sold an aggregate of 6,018,320 common shares, at an initial public offering price of $12.00 per share. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred additional, related expenses of approximately $1.6 million, resulting in proceeds, after expenses, to us of approximately $59.8 million. As of August 28, 2007, we had not utilized any of the net proceeds from the offering. We may use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in asset-backed, short-term investment grade and government securities.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below as of June 30, 2007 and 2006, and for the years ended June 30, 2007, 2006 and 2005 are derived from our audited financial statements and included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2005, 2004 and 2003 and for the years ended June 30, 2004 and 2003 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$255,933	$152,149	$90,885	$58,784	$35,431
Cost of revenue	89,971	49,858	36,528	23,837	15,024

Technology and development expense	27,176	15,628	10,839	8,515	4,897
Marketing and selling expense	87,887	51,174	32,372	19,138	11,901
General and administrative expense	23,694	16,624	5,813	3,968	2,485
Loss on contract termination	—	—	21,000	—	—

Income (loss) from operations	27,205	18,865	(15,667)	3,326	1,124
Interest income	4,691	2,903	293	126	42
Other income (expense), net	(45)	(494)	(371)	(79)	54
Interest expense	1,828	1,256	390	83	—

Income (loss) from operations before income taxes	30,023	20,018	(16,135)	3,290	1,220
Income tax provision (benefit)	2,880	783	84	(150)	747

Net income (loss)	$27,143	$19,235	$(16,219)	$3,440	$473

Net income (loss) attributable to common shareholders:
Basic	$27,143	$16,889	$(21,032)	$384	$51
Diluted	$27,143	$19,235	$(21,032)	$414	$52
Basic net income (loss) per share	$0.64	$0.51	$(1.85)	$0.03	$0.00
Diluted net income (loss) per share	$0.60	$0.45	$(1.85)	$0.03	$0.00
Shares used in computing basic net income (loss) attributable to common shareholders per share	42,445,991	33,147,287	11,358,575	11,014,842	11,609,068
Shares used in computing diluted net income (loss) attributable to common shareholders per share	45,364,257	42,624,689	11,358,575	12,539,644	12,182,176
Share-based compensation	$8,765	$4,850	—	—	—

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$(62,845)	$(24,929)	$(18,629)	$(13,374)	$(1,571)
Development of software and website	(4,189)	(2,656)	(1,908)	(3,523)	(2,570)
Depreciation and amortization	14,874	7,786	5,902	4,209	2,103

Cash flows from operating activities	54,240	34,637	(6,671)	9,169	3,993
Cash flows from investing activities	(62,177)	(71,410)	(20,537)	(18,080)	(4,478)
Cash flows from financing activities	12,716	74,851	33,534	25,802	406

	As of June 30,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$69,464	$64,653	$26,402	$20,060	$3,149
Marketable securities	38,578	43,474	—	—	—
Property, plant and equipment, net	106,192	50,311	29,913	14,333	1,891
Working capital	82,999	90,201	13,670	12,620	(2,427)
Total assets	234,853	171,392	65,986	42,007	9,610
Accrued expenses and deferred revenue	23,149	15,640	11,125	6,155	2,877
Total long-term obligations, less current portion	21,772	23,046	15,696	5,816	125
Series A redeemable convertible preferred shares	—	—	13,556	13,430	14,557
Series B redeemable convertible preferred shares	—	—	57,880	30,505	—
Total shareholders’ equity (deficit)	176,060	123,984	(38,069)	(17,072)	(11,280)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Since the launch of our website in May 2000, we have served over 10,000,000 paying customers in more than 120 countries. We offer a broad spectrum of products and services ranging from business cards, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate printing facilities in Windsor, Ontario, Canada and in Venlo, the Netherlands, and we operate a customer design, sales and service center in Montego Bay, Jamaica. In January 2007, we opened a European marketing office in Barcelona, Spain. Our technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue.    For the fiscal years ended June 30, 2007, 2006 and 2005, our revenue was $255.9 million, $152.1 million and $90.9 million, respectively. We generate revenues primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike printed products that we manufacture ourselves, these third party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the fiscal years ended June 30, 2007, 2006 and 2005, we generated approximately $20.5 million, $13.1 million and $5.6 million, respectively, of our revenue from these third party referral fees. A portion of our revenue are derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 63% of revenue for the fiscal year ended June 30, 2007 as compared to 62% of revenue for the fiscal year ended June 30, 2006. To understand our revenue trends, we monitor several key metrics including:

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

We believe the analysis of these metrics provides us with important information on customer buying behavior, advertising campaign effectiveness and the resulting impact on overall revenue trends and profitability. While we continually seek and test ways to increase revenue, we also attempt to increase the number of customer acquisitions and to grow profits. As a result, fluctuations in these metrics are usual and expected. Because changes in any one of these metrics may be offset by changes in another metric, no single factor is determinative of our revenue and profitability trends and we assess them together to understand their overall impact on revenue and profitability.

Cost of Revenue.    Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, shipping charges and other miscellaneous related costs of products sold by us.

We believe that the vertical integration of our manufacturing operations is a strategic differentiator for our business model. In January 2004, we opened our European production facility in Venlo, the Netherlands and in April 2005, we opened a second production facility near Windsor, Ontario, Canada. Prior to February 2004, we purchased all of our printed products from our third party print provider, Mod-Pac Corporation, under a ten year exclusive supply agreement. The supply agreement provided that Mod-Pac would serve as our exclusive print supplier for all orders shipped to North America with pricing based on Mod-Pac’s costs plus a fixed percentage markup. The chairman of the board of Mod-Pac is Kevin Keane and the chief executive officer of Mod-Pac is Daniel Keane, the father and brother, respectively, of Robert S. Keane, our chief executive officer.

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

In September 2004, we began construction of our new printing facility near Windsor, Ontario, Canada. In May 2005, this printing facility began printing and shipping products to North American customers. We increased the volume of orders being produced at our Canadian facility in each subsequent month while the volume of orders produced at Mod-Pac decreased. Since September 2005, we have been producing 100% of our North American orders internally.

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

Marketing and selling expense.    Marketing and selling expense consists of advertising and promotional costs as well as wages and related payroll benefits for our employees engaged in sales, marketing and public relations activities. Advertising costs consist of various online and print media, such as the purchase of key word search terms, e-mail and direct mail promotions and various strategic alliances. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers. Advertising costs are generally expensed as incurred. Marketing and selling expense also includes the salaries and related payroll benefits, overhead, and outside services related to our customer design sales and services support center operations and global partnerships personnel. The customer support center provides phone support to customers on various topics such as order status, the use of our website graphic design studio, and free real-time design assistance. Marketing and selling expense also includes third party payment processor and credit card fees.

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

Other income (expense), net.    Other income (expense), net primarily consists of gains and losses from foreign currency transactions.

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

Revenue Recognition.    We generate revenues primarily from the printing and shipping of customized printed products, such as business cards, postcards, brochures, magnets, presentation folders and folded greeting cards. We recognize revenue arising from sales of printed goods when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been shipped and title and risk of loss transfers to the customer, the sales price is fixed or determinable and collection is reasonably assured. We also generate revenue from order referral fees paid to us by merchants for customer click-throughs, box inserts and orders placed on merchant websites. Revenue generated from order referrals is recognized in the period that the click-through impression is delivered provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable, we have no significant remaining obligations and collection is reasonably assured. Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Inventories.    Our inventories consist primarily of raw materials, and are stated at the lower of first-in, first-out cost or market value. Raw materials consist primarily of various types of paper stock, printing plates, T-shirts, rubber stamp casings and packing boxes. Management believes that these materials are commodity products that are not susceptible to obsolescence. In addition, we manage our supply chain to maintain a just-in-time inventory process to minimize the levels of inventory on hand.

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

Income Taxes.    We make estimates and judgments in determining our income tax expense, and in the calculation of our tax assets and liabilities. Our corporate tax rate is a combination of the tax rates of the jurisdictions where we conduct business. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income. We have entered into and operate pursuant to transfer pricing agreements that establish the transfer prices for transactions between VistaPrint Limited and our subsidiaries in the United States, Canada, Spain, the Netherlands and Jamaica. The determination of appropriate transfer prices requires us to apply judgment. We believe that our transfer pricing is in accordance with applicable statutory regulations.

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are based on the differences between the financial statement carrying values and the tax bases and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We regularly review our deferred tax assets for recoverability and estimate a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Our judgment is required to determine, among other things, whether an increase or decrease of the valuation allowance is warranted. We will increase the valuation allowance if we operate at a loss or are unable to generate sufficient future taxable income. We will decrease the valuation allowance if our future taxable income is significantly higher than expected or we are able to utilize our tax credits. Any changes in the valuation allowance could affect our tax expense, financial position and results of operations.

Share-Based Compensation.    Prior to June 3, 2005, we had accounted for awards under our share plans using the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and as such compensation cost has not been recognized on those awards. Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by us beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, which is the date we filed our Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition guidelines of Statement 123(R), results for prior periods have not been restated. No share-based employee compensation cost was recognized in the Consolidated Statement of Operations for the fiscal year ended June 30, 2005.

Determining the amount of share-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of share options. We calculate the grant-date fair values of option awards using the Black-Scholes valuation model. The use of the valuation model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested share options before exercising them, the estimated volatility of our common share price and the number of options that will be forfeited prior to vesting. Changes in these estimates and assumptions can materially affect the determination of the fair value of share-based compensation and consequently, the related amount recognized on our consolidated statements of operations. At June 30, 2007, there was $36.3 million of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 3.3 years.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS No. 109 (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will be required to adopt FIN 48 in the first quarter of fiscal 2008, which ends on September 30, 2007. We do not believe that the adoption of this interpretation will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that an entity should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 is effective for fiscal years ending after November 15, 2006. We have determined that the adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2007	2006	2005
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	35.2%	32.8%	40.2%
Technology and development expense	10.6%	10.3%	11.9%
Marketing and selling expense	34.3%	33.6%	35.6%
General and administrative expense	9.3%	10.9%	6.4%
Loss on contract termination	0.0%	0.0%	23.1%

Income (loss) from operations	10.6%	12.4%	(17.2)%
Interest income	1.8%	1.9%	0.3%
Other income (expense), net	0.0%	(0.3)%	(0.4)%
Interest expense	0.7%	0.8%	0.4%

Income (loss) from operations before income taxes	11.7%	13.2%	(17.7)%
Income tax provision	1.1%	0.5%	0.1%

Net income (loss)	10.6%	12.7%	(17.8)%

Fiscal Years Ended June 30, 2007, 2006 and 2005

In thousands

	Year Ended June 30,			2006-2007 % Change	2005-2006 % Change
	2007	2006	2005
Revenue	$255,933	$152,149	$90,885	68%	67%

Cost of revenue	$89,971	$49,858	$36,528	80%	36%
% of revenue	35.2%	32.8%	40.2%

The $103.8 million, or 68%, increase in revenue from fiscal 2006 to fiscal 2007 was primarily attributable to increases in website sales of our printed products. The overall growth during this period was driven by increases in website sessions, conversion rates and the average order value of shipments. During this period, our website sessions grew by 30% to 131.1 million, conversion rates grew by 17% to 5.5% and our average order value grew by 8% to $33. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Revenue from repeat customers increased from 62% of total revenue in fiscal 2006 to 63% of total revenue in fiscal 2007. Revenue from our non-United States websites accounted for 32% of total revenues for fiscal 2007 as compared to 29% of total revenue during fiscal 2006.

The $61.3 million, or 67%, increase in revenue from fiscal 2005 to fiscal 2006 was primarily attributable to increases in website sales of our printed products. The overall growth during this period was driven by increases in website sessions and the average order value of shipments. During this period, our website sessions grew by 56%, average order value grew by 4% to $30 and conversion rates remained unchanged at 4.7%. As our total customer base has grown, we also have continued to experience significant growth in purchases from existing customers. Revenue from repeat customers increased from 57% of total revenue in fiscal 2005 to 62% of total revenue in fiscal 2006. Revenue from our non-United States websites accounted for 29% of total revenues for fiscal 2006 as compared to 27% of total revenue during fiscal 2005.

Cost of revenue increased by 80% from fiscal 2006 to fiscal 2007. The increase was primarily attributable to the production costs associated with increased volume of shipments of printed products during this period. The increase in the cost of revenue as a percentage of total revenue for fiscal 2007 compared to fiscal 2006 was primarily driven by a shift in our overall product mix and higher equipment depreciation and production labor costs which are the result of our continuing efforts to expand the printing capacity at our printing facilities in order to meet the increased demand for our products. During the second half of fiscal 2007, we incurred approximately $1.0 million of consulting costs relating to projects targeting further process improvements and efficiencies within the global manufacturing operations. Additionally, during the second half of fiscal 2007, we identified certain production equipment in our Ontario facility that would no longer be used, and thus were deemed impaired. As a result, we recorded an impairment charge of $0.9 million to write the assets down to their estimated fair value. We do not expect a significant impact resulting from the impairment on our operations in future periods.

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

In thousands

	Year Ended June 30,			2006-2007 % Change	2005-2006 % Change
	2007	2006	2005
Technology and development expense	$27,176	$15,628	$10,839	74%	44%
% of revenue	10.6%	10.3%	11.9%

Marketing and selling expense	$87,887	$51,174	$32,372	72%	58%
% of revenue	34.3%	33.6%	35.6%

General and administrative expense	$23,694	$16,624	$5,813	43%	186%
% of revenue	9.3%	10.9%	6.4%

Loss on contract termination	$—	$—	$21,000
% of revenue	0.0%	0.0%	23.1%

The increase in our technology and development expenses of $11.5 million for fiscal 2007 as compared to fiscal 2006 was primarily due to increased payroll and benefit costs of $7.8 million and increased share-based compensation costs of $1.6 million associated with increased employee hiring in our technology development and information technology support organizations. At June 30, 2007, we employed 175 employees in these organizations compared to 111 employees at June 30, 2006. In addition, to support our revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $1.8 million for fiscal 2007 as compared to fiscal 2006.

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

The increase in our marketing and selling expenses of $36.7 million for fiscal 2007 as compared to fiscal 2006 was driven primarily by increases of $22.2 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $5.9 million, and increased share-based compensation costs of $3.0 million. The share-based compensation costs include a charge of $1.4 million related to the modification of the vesting of options that was incurred related to a departing employee. During this period, we continued to expand our marketing organization and our design, sales and services center. At June 30, 2007, we employed 422 employees in these organizations compared to 343 employees at June 30, 2006. In addition, payment processing fees paid to third-parties increased by $2.2 million during this period due to increased order volumes.

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

The increase in our general and administrative expenses of $7.1 million for fiscal 2007 as compared to fiscal 2006 was primarily due to increased payroll and benefit costs of $3.6 million resulting from the continued growth of our finance and human resource organizations, as well as increases in third party professional fees of $3.2 million. The third party professional fees include accounting, legal, recruiting (which increased $1.4 million from fiscal 2006), insurance and organizational consulting service fees. Share-based compensation costs decreased by $1.0 million during fiscal 2007 as compared to fiscal 2006. Fiscal 2006 included a charge of $3.2 million related to the modification of the vesting of options as the result of a transition agreement entered into with our then Chief Financial Officer. At June 30, 2007, we employed 91 employees in these organizations compared to 52 employees at June 30, 2006.

The increase in our general and administrative expenses of $10.8 million for fiscal 2006 as compared to fiscal 2005 was primarily due to increases in payroll and benefit costs of $2.1 million and share-based compensation costs of $4.0 million, resulting from the continued growth of our finance and human resource organizations and $3.2 million charge associated with the modification of the vesting of options held by our former Chief Financial Officer, as well as increases in insurance costs of $0.7 million and third party professional fees of $3.6 million. The third party professional fees include accounting, legal, recruiting and organizational consulting service fees.

Interest income

Interest income increased by $1.8 million during fiscal 2007 to $4.7 million as compared to $2.9 million in fiscal 2006. The increase was primarily due to increased levels of invested cash and marketable securities and higher interest rate yields on those investments.

Interest income increased by $2.6 million during fiscal 2006 to $2.9 million as compared to $0.3 million in fiscal 2005. The increase was primarily due to increases in interest income resulting from the investment of the net proceeds received from our IPO in cash and cash equivalents and marketable securities.

Other expense, net

Other income (expense), net changed by $0.5 million of income for fiscal 2007 as compared to $0.5 million of expense for fiscal 2006. Other income (expense), net changed by $0.1 million of expense for fiscal 2006 as compared to $0.4 million of expense for fiscal 2005. These changes were driven by foreign exchange losses realized during the fiscal year.

Interest expense

Interest expense increased by $0.5 million during fiscal 2007 to $1.8 million as compared to $1.3 million in fiscal 2006. Interest expense increased by $0.9 million during fiscal 2006 to $1.3 million as compared to $0.4 million in fiscal 2005. These increases were due to bank loan obligations that were used to finance, in part, the construction of our Dutch and Canadian production facilities and various print production equipment purchases we made during the period.

Income tax provision

In thousands

	Year Ended June 30,
	2007	2006	2005
Income taxes:
Income tax provision	$2,880	$783	$84
Effective tax rate	9.6%	3.9%	0.5%

For the fiscal year ended June 30, 2007, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Spain and Canada. The taxable income for the United States, Dutch, Spanish and Canadian entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements, which we also refer to as transfer pricing agreements. The resulting tax liability is incurred regardless of whether the consolidated group is profitable.

In April 2006, the United States Internal Revenue Service completed its audit of our United States subsidiary, VistaPrint USA, Incorporated, for the fiscal year ending June 30, 2003. We had established tax reserves in excess of the ultimate settled amounts and as a result of the settlement we reversed $0.2 million of excess income tax reserves during March 2006. In addition, in May 2006, we reversed excess income tax reserves of $0.7 million related to the expiration of a tax audit statute of limitations relating to a prior fiscal year. These reversals were accounted for as discrete events and resulted in an income tax benefit of $0.9 million. As a result of these reversals our effective tax rate for the fiscal year ended June 30, 2006 was 3.9%. As this effective tax rate included the impact of discrete tax reserve reversals, we expect that our effective tax rate will increase in the near future.

Net income (loss)

Our net income for the fiscal year ended June 30, 2007 was $27.1 million, or 10.6% of revenue. Our net income for the fiscal year ended June 30, 2006 was $19.2 million, or 12.7% of revenue. We had a net loss for the fiscal year ended June 30, 2005 of $16.2 million. Included in this loss is the $21.0 million loss on contract termination related to the termination of our existing supply agreements with Mod-Pac.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Year Ended June 30,
	2007	2006	2005
	(in thousands)
Capital expenditures	$(62,845)	$(24,929)	$(18,629)
Development of software and website	(4,189)	(2,656)	(1,908)
Depreciation and amortization	14,874	7,786	5,902

Cash flows from operating activities	54,240	34,637	(6,671)
Cash flows from investing activities	(62,177)	(71,410)	(20,537)
Cash flows from financing activities	12,716	74,851	33,534

As a result of our IPO in September 2005, we raised approximately $61.4 million of proceeds, net of underwriters’ discount, which we received on October 5, 2005. At June 30, 2007, we had $108.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, private and public sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities.    Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, loss on disposal of equipment, impairment loss on equipment, share-based compensation costs, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in fiscal 2007 was $54.2 million and consisted of net income of $27.1 million, positive adjustments for non-cash items of $26.3 million and $0.8 million provided by working capital and other activities. Adjustments for non-cash items included $14.9 million of depreciation and amortization expense on property and equipment and software and website development costs, a loss on the disposal of equipment of $0.4 million, an impairment loss on equipment of $0.9 million, $8.8 million of share-based compensation expense and $1.3 million of deferred taxes. Working capital and other activities primarily consisted of an increase of $7.0 million in accrued expenses and other current liabilities. This was partially offset by an increase of $3.2 million in prepaid expenses and other assets and an increase of $3.1 million in accounts receivable.

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

Investing Activities.    Cash used in investing activities in fiscal 2007 of $62.2 million was attributable primarily to capital expenditures of $62.8 million, net sales of marketable securities of $4.6 million, and capitalized software and website development costs of $4.2 million. Capital expenditures of $35.5 million were related to the purchase of print production equipment for our Canadian and Dutch printing facilities, $15.9 million were related to construction and land acquisition costs at our printing facilities and $11.6 million were related to purchases of information technology and facility related assets.

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

Financing Activities.    Cash provided by financing activities in fiscal 2007 of $12.7 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $13.7 million, offset by net payments in connection with our equipment loan facilities of $1.0 million associated with the purchase of production assets for our Canadian and Dutch printing facilities.

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

Contractual Obligations

Contractual obligations at June 30, 2007 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations (1)	$24,974	$3,202	$11,525	$6,102	$4,145
Operating Lease Obligations	46,113	4,025	9,115	9,359	23,614

Total	$71,087	$7,227	$20,640	$15,461	$27,759

(1)	Long-term debt obligations excludes amounts payable for interest.

Long-Term Debt.    In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($84,600 at June 30, 2007), beginning on October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016, at which time the rate will be reset. At June 30, 2007, there was $5.8 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($67,700 at June 30, 2007), beginning on April 1, 2005 and continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At June 30, 2007, there was $1.0 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s adjusted balance sheet and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2007 and 2006. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, entered into an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest. Interest on the equipment loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan. At June 30, 2007, there was $8.9 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1, 2006 and continuing through 2010. Interest on the loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of June 30, 2007, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2007, the Company had $9.2 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2007, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2007.

Operating Leases.    We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

In October 2006, VistaPrint USA, Incorporated, entered into an operating lease for approximately 163,000 square feet of office space in Lexington, Massachusetts. The lease term for this space commenced on April 27, 2007 and expires on April 26, 2017. Future rental payments required under the lease are an aggregate of approximately $43 million. The lease requires a security deposit in the form of a letter of credit in the amount of $1.1 million.

In December 2006, our Spanish subsidiary, VistaPrint España S.L., entered into an operating lease for approximately 19,000 square feet of office space in Barcelona, Spain. The lease term for this space commenced on January 1, 2007 and expires on December 31, 2011. Future minimum rental payments required under the lease are an aggregate of approximately 1.7 million euros ($2.3 million at June 30, 2007). The lease requires a security deposit in the form of a bank guarantee in the amount of 126,225 euros ($171,000 at June 30, 2007).

Purchase Commitments.    At June 30, 2007, we had unrecorded commitments under contracts to purchase print production equipment and to complete construction at the Windsor and Venlo printing facilities of approximately $14.9 million compared to approximately $15.1 million at June 30, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At June 30, 2007, we had unrestricted cash and cash equivalents totaling $69.5 million and short-term marketable securities totaling $38.6 million. These amounts were invested primarily in money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at June 30, 2007.

Foreign Currency Risk.    As we conduct business in multiple currencies as a result of our worldwide operations, we are affected by changes in foreign exchange rates of such currencies. Changes in exchange rates can positively or negatively affect our sales, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Dutch and Spanish subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material in fiscal 2007, 2006, and 2005. We are not currently party to any derivative financial instruments as hedges against foreign currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.2 million on our income before taxes for fiscal 2007. A similar decrease in exchange rates would have had an immaterial impact on our income before taxes for fiscal 2006.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowings of 5.5 million euros. At June 30, 2007, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at June 30, 2007 and comparing that with the fair value using the hypothetical period end exchange rate.

Item 8.	Financial Statements and Supplementary Data

VISTAPRINT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

VistaPrint Limited

We have audited the accompanying consolidated balance sheets of VistaPrint Limited (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaPrint Limited at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VistaPrint Limited’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

/s/    Ernst & Young LLP

Boston, Massachusetts

August 21, 2007

VISTAPRINT LIMITED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$69,464	$64,653
Marketable securities	38,578	43,474
Accounts receivable, net of allowances of $148 and $50 at June 30, 2007 and 2006, respectively	4,647	1,465
Inventory	1,144	1,407
Prepaid expenses and other current assets	4,962	3,564

Total current assets	118,795	114,563
Property, plant and equipment, net	106,192	50,311
Software and web site development costs, net	3,841	2,417
Patents	1,277	1,417
Deferred tax asset	—	435
Deposits, image licenses and other non-current assets	4,748	2,249

Total assets	$234,853	$171,392

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$9,445	$6,240
Accrued expenses	22,403	13,716
Deferred revenue	746	1,924
Current portion of long-term debt	3,202	2,482

Total current liabilities	35,796	24,362
Deferred tax liability	1,225	—
Long-term debt	21,772	23,046
Shareholders’ equity:
Common shares, par value $0.001 per share, 500,000,000 shares authorized at June 30, 2007 and 2006, respectively; 43,472,317 and 41,500,750 shares issued and outstanding at June 30, 2007 and 2006, respectively	43	42
Additional paid-in capital	170,029	146,354
Retained earnings (accumulated deficit)	4,066	(23,077)
Accumulated other comprehensive income	1,922	665

Total shareholders’ equity	176,060	123,984

Total liabilities and shareholders’ equity	$234,853	$171,392

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005
	(in thousands, except share and per share data)
Revenue	$255,933	$152,149	$90,885
Cost of revenue (1)	89,971	49,858	36,528
Technology and development expense (1)	27,176	15,628	10,839
Marketing and selling expense (1)	87,887	51,174	32,372
General and administrative expense (1)	23,694	16,624	5,813
Loss on contract termination	—	—	21,000

Income (loss) from operations	27,205	18,865	(15,667)
Interest Income	4,691	2,903	293
Other expense, net	(45)	(494)	(371)
Interest expense	1,828	1,256	390

Income (loss) from operations before income taxes	30,023	20,018	(16,135)
Income tax provision	2,880	783	84

Net income (loss)	$27,143	$19,235	$(16,219)

Net income (loss) attributable to common shareholders:
Basic	$27,143	$16,889	$(21,032)
Diluted	$27,143	$19,235	$(21,032)

Basic net income (loss) per share	$0.64	$0.51	$(1.85)

Diluted net income (loss) per share	$0.60	$0.45	$(1.85)

Weighted average common shares outstanding—basic	42,445,991	33,147,287	11,358,575

Weighted average common shares outstanding—diluted	45,364,257	42,624,689	11,358,575

(1)	Share-based compensation is allocated as follows:

	Year Ended June 30,
	2007	2006	2005
Cost of revenue	$427	$79	$—
Technology and development expense	2,184	596	—
Marketing and selling expense	3,176	159	—
General and administrative expense	2,978	4,016	—

	$8,765	$4,850	$—

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Additional Paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance at June 30, 2004	9,846	$13,430	7,339	$30,505	11,343	$11	$2,632	$(19,985)	$270	$(17,072)
Issuance of common shares					32		47			47
Issuance of preferred shares, net of issuance costs of $62			5,535	22,688						—
Accretion of preferred shares		126		4,687				(4,813)		(4,813)
Net loss								(16,219)
Currency translation									(12)

Total comprehensive income										(16,231)

Balance at June 30, 2005	9,846	$13,556	12,874	$57,880	11,375	$11	$2,679	$(41,017)	$258	$(38,069)

Issuance of common shares due to share option exercises					1,905	2	6,642			6,644
Accretion of preferred shares		32		1,263				(1,295)		(1,295)
Conversion of preferred shares into common shares	(9,846)	(13,588)	(12,874)	(59,143)	22,721	23	72,708			72,731
Initial Public Offering, net of offering costs					5,500	6	59,475			59,481
Share-based compensation expense							4,850			4,850
Net income								19,235
Currency Translation									459
Unrealized loss on marketable securities									(52)

Total comprehensive income										19,642

Balance at June 30, 2006	—	$—	—	$—	41,501	$42	146,354	$(23,077)	665	$123,984

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(in thousands)

	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Additional Paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance at June 30, 2006	—	$—	—	$—	41,501	$42	146,354	$(23,077)	665	$123,984
Issuance of common shares due to share option exercises					1,971	1	13,706			13,707
Reversal of estimated accrued offering costs from initial public offering							279			279
Tax benefits of employee stock transactions							685			685
Share-based compensation expense							9,005			9,005
Net income								27,143
Currency translation									1,218
Unrealized gain on marketable securities									39

Total comprehensive income										28,400

Balance at June 30, 2007	—	$—	—	$—	43,472	$43	$170,029	$4,066	$1,922	$176,060

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
	(in thousands)
Operating activities
Net income (loss)	$27,143	$19,235	$(16,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,874	7,786	5,902
Loss on disposal of equipment	474	—	—
Impairment loss on equipment	876	—	—
Share-based compensation expense	8,765	4,850	—
Deferred taxes	1,290	218	(420)
Changes in operating assets and liabilities:
Accounts receivable	(3,124)	(273)	(448)
Inventory	298	(1,030)	(316)
Prepaid expenses and other assets	(3,177)	(2,033)	(1,774)
Accounts payable	(240)	1,649	1,665
Accrued expenses and other current liabilities	7,061	4,235	4,939

Net cash provided by (used in) operating activities	54,240	34,637	(6,671)

Investing activities
Purchase of property, plant and equipment, net	(62,845)	(24,929)	(18,629)
Proceeds from sale of equipment	256	—	—
Purchase of marketable securities	(52,399)	(75,705)	—
Sales of marketable securities	57,000	31,880	—
Capitalization of software and website development costs	(4,189)	(2,656)	(1,908)

Net cash used in investing activities	(62,177)	(71,410)	(20,537)

Financing activities
Proceeds from issuance of long-term debt	1,630	9,600	11,361
Repayments of long-term debt	(2,620)	(1,386)	(307)
Payment of deferred offering costs	—	(1,387)	(255)
Net proceeds from public offering	—	61,380	—
Proceeds from issuance of Series B preferred shares, net	—	—	22,688
Proceeds from issuance of common shares	13,706	6,644	47

Net cash provided by financing activities	12,716	74,851	33,534
Effect of exchange rate changes on cash	32	173	16

Net increase in cash and cash equivalents	4,811	38,251	6,342
Cash and cash equivalents at beginning of period	64,653	26,402	20,060

Cash and cash equivalents at end of period	$69,464	$64,653	$26,402

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2007, 2006 and 2005

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

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customer orders from a related party, Mod-Pac Corporation (“Mod-Pac”), pursuant to a long-term supply agreement (see Note 3). Since May 2005, the Company has been producing printed materials for the fulfillment of North American customer orders at its manufacturing facility near Windsor, Ontario, Canada. Printed materials for the fulfillment of customer orders outside of North America are produced by the Company’s manufacturing facility in Venlo, the Netherlands. Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist principally of money market funds and commercial paper with original maturities of three months or less at the date of purchase.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

Marketable securities consist primarily of asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2007 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income in shareholders’ equity in the accompanying balance sheets. The cost of debt securities that are deemed available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense) in the accompanying consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and other investments are included in other income (expense) in the accompanying consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense) in the accompanying consolidated statements of operations.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30,
	2007	2006
Cash and cash equivalents	$69,464	$64,653
Marketable securities:
Asset-backed securities	603	499
Commercial paper	—	1,596
Corporate bonds	12,429	10,735
Certificates of Deposit	3,700	2,000
U.S. government agency issues	4,946	7,449
Municipal auction rate securities	16,900	21,195

Total marketable securities	38,578	43,474

Total cash, cash equivalents and marketable securities	$108,042	$108,127

We have not experienced any realized gains or losses on our investments in the periods presented. Net unrealized losses at June 30, 2007 and 2006 were $13 and $52, respectively. As of June 30, 2007, the contractual maturities for all of the Company’s available for sale securities are one year or less.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following table summarizes unrealized gains and losses related to our investments in cash equivalents and marketable securities at June 30, 2007 (in thousands):

	Book Value	Gross Unrealized Gains/ (Losses)	Fair Value
Cash and cash equivalents	$69,464	—	$69,464

Marketable securities:
Asset-backed securities	603	—	603
Corporate Bonds	12,440	(11)	12,429
Certificates of Deposit	3,702	(2)	3,700
U.S. Government Agency Issues	4,946	—	4,946
Municipal auction rate securities	16,900	—	16,900

Total marketable securities	38,591	(13)	38,578

Total	$108,055	(13)	$108,042

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short period of time to maturity of those instruments.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The risk with respect to cash and cash equivalents and marketable securities is reduced by the Company’s policy of investing in financial instruments (i.e., cash equivalents) with short-term maturities issued by highly rated financial institutions. The risk with respect to accounts receivables is reduced by the Company’s policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. One customer accounted for 42% of the Company’s total accounts receivable at June 30, 2007, and one customer accounted for 85% of the Company’s total accounts receivable at June 30, 2006.

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

Years Ended June 30, 2007, 2006 and 2005

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

Software and Web Site Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, which is approximately two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Total software development costs capitalized in the years ended June 30, 2007, 2006 and 2005 were $4,189, $2,656 and $1,908, respectively. Costs associated with the acquisition of content images used in the Company’s graphic design process that have useful lives greater than one year, such as digital images and artwork, are capitalized and amortized over their useful lives, which approximate two years.

Amortization expense in connection with the development of software for internal use in the years ended June 30, 2007, 2006 and 2005 was $2,698, $2,038 and $2,780, respectively, resulting in accumulated amortization of $4,501 and $4,083 at June 30, 2007 and 2006, respectively.

The Company performs a periodic review of the recoverability of capitalized software costs in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets. The Company recorded impairment charges of $67, $117 and $115 for the years ended June 30, 2007, 2006 and 2005, respectively. The amortization of capitalized software costs and any impairment charges is included in technology and development in the accompanying consolidated statements of operations.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

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

The Company also generates revenue from order referral fees, revenue share and other fees received from merchants for customer click-throughs, distribution of third-party promotional materials and orders that are placed on the merchants’ websites. Revenue generated from order referrals is recognized in the period that the click-through impression is delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable, no significant obligations remain and collection is reasonably assured.

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

All advertising costs are expensed as incurred. Advertising production costs are expensed as the costs to produce the advertising are incurred. Advertising communication costs are expensed at the time of communication. Advertising expenses for the years ended June 30, 2007, 2006 and 2005 were $47,147, $26,687 and $14,010, respectively.

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

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

Research and development costs are expensed as incurred. Research and development expenses for the years ended June 30, 2007, 2006 and 2005 were $3,426, $1,519 and $678, respectively. Costs of information technology operations are expensed in the period in which they are incurred.

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

In March 2007, the Company recorded an impairment charge of $1,013 relating to a project undertaken in the Windsor facility to automate a portion of the workflow of printed product which was no longer considered viable. In June 2007, upon final settlement with the vendor, the Company reduced the impairment loss by $137. The impairment charge was determined to be the total cost of the project upon final settlement, less the fair value of equipment to be re-deployed or resold to a third party, and is included in cost of revenue in the accompanying consolidated statements of operations.

Comprehensive Income

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

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2007	2006
Unrealized loss on marketable securities	$(13)	$(52)
Cumulative translation adjustments	1,935	717

Accumulated other comprehensive income	$1,922	$665

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

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

Foreign Currency Translation

The majority of the Company’s non-U.S. sales orders are manufactured by the Company’s Dutch subsidiary which has the euro as its functional currency. The Company’s Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. The Company’s Dutch and Spanish subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. All other non-U.S. subsidiaries have the U.S. dollar as their functional currency and transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in interest and other income (expense), net. Foreign currency transaction losses included in other income (expense), net for the years ended June 30, 2007, 2006 and 2005 were $45, $494 and $371, respectively.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 clarified the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. EITF 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings or loss per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its redeemable convertible preferred shares represented a participating security. As of September 29, 2005, all of the outstanding redeemable convertible preferred shares were deemed to have converted into common shares in connection with the Company’s initial public offering. Accordingly, the Company

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

calculated basic net income per share for the year ended June 30, 2006 using the two-class method for the first 91 days of the year since both classes of stock were outstanding during the period. The Company calculated diluted net income per share for the year ended June 30, 2006 using the if-converted method because this method resulted in a net income per share that was more dilutive than the two-class method. For the year ended June 30, 2005, the Company calculated basic and diluted net income per share using the two-class method.

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the fiscal period.

For the years ended June 30, 2006 and 2005, diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under the two-class method, the Company allocated net income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Diluted net income (loss) per share for all years presented gives effect to all potentially dilutive securities, including share options using the treasury stock method. Common share equivalents of 1,103,614, 109,630 and 0 were excluded from the determination of potentially dilutive shares for the years ended June 30, 2007, 2006 and 2005, respectively, due to their anti-dilutive effect.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended June 30,
	2007	2006	2005
Numerator:
Net income (loss)	$27,143	$19,235	$(16,219)

Allocation of net income (loss):
Basic:
Accretion of preferred share dividends	—	1,281	4,813
Undistributed net income allocated to preferred shareholders	—	1,065	—

Net income attributable to preferred shareholders	—	2,346	4,813
Net income (loss) attributable to common shareholders	27,143	16,889	(21,032)

Net income (loss)	$27,143	$19,235	$(16,219)

Diluted:
Accretion of preferred share dividends	—	—	4,813
Undistributed net income allocated to preferred shareholders	—	—	—

Net income attributable to preferred shareholders	—	—	4,813
Net income (loss) attributable to common shareholders	27,143	19,235	(21,032)

Net income (loss)	$27,143	$19,235	$(16,219)

Denominator
Weighted-average common shares outstanding	42,445,991	33,147,287	11,358,575
Weighted-average common shares upon conversion of convertible preferred shares	—	5,618,395	—
Weighted-average common shares issuable upon exercise of outstanding share options/RSUs	2,918,266	3,859,007	—

Shares used in computing diluted net income (loss) per common share	45,364,257	42,624,689	11,358,575
Calculation of net income (loss) per share:
Basic:
Net income (loss) attributable to common shareholders	$27,143	$16,889	$(21,032)

Weighted average common shares outstanding	42,445,991	33,147,287	11,358,575
Net income (loss) per common share	$0.64	$0.51	$(1.85)

Diluted:
Net income (loss) attributable to common shareholders	$27,143	$19,235	$(21,032)

Shares used in computing diluted net income (loss) per common share	45,364,257	42,624,689	11,358,575
Net income (loss) per common share	$0.60	$0.45	$(1.85)

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

Share-Based Compensation

At June 30, 2007, the Company had three share-based compensation plans (see Note 10). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Board of Directors at the date of grant. Prior to July 1, 2005, the Company had accounted for grants under its plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and, as such, compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for prior periods have not been restated.

The Company recorded share-based compensation costs of $8,765 and $4,850 for the years ended June 30, 2007 and 2006, respectively. No share-based compensation cost was recorded in the year ended June 30, 2005. No income tax benefit was recognized in the accompanying consolidated statements of operations for share-based compensation arrangements for the years ended June 30, 2007, 2006 and 2005. Share-based compensation costs capitalized as part of software and website development costs were $434, $176 and $0 for the years ended June 30, 2007, 2006 and 2005, respectively.

At June 30, 2007, there was $36,293 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

time of the grant. The fair value of restricted share grants is recognized using the straight-line recognition method. Weighted-average assumptions used for grants in 2007, 2006 and 2005 are as follows:

	Year Ended June 30,
	2007	2006	2005
Risk-free interest rate	4.71%	4.36%	3.78%
Expected dividend yield	0%	0%	0%
Expected life (years)	4.25 years	4.25 years	4.5 years
Expected volatility	59%	60%	0%
Weighted average fair value of options granted	$13.88	$8.81	$1.69

On April 26, 2007, the Company entered into a Transition Agreement (the “Transition Agreement) with a departing employee. Pursuant to the terms of the Transition Agreement, the employee agreed to remain employed through May 1, 2007. On May 1, 2007 share options granted to this employee, which would have become vested on or before May 1, 2008, for an aggregate of 48,443 common shares, immediately became vested and exercisable in accordance with the terms of the Transition Agreement. For the year ended June 30, 2007, the Company recorded a share based compensation charge of $1,406 related to the modification of the vesting of the options which was recognized on the date of termination. On May 1, 2007, all remaining vesting of the share options granted to this employee, for an aggregate of 47,951 common shares ceased, and therefore were forfeited upon termination.

On January 23, 2006, the Company entered into a Transition Agreement (the “Transition Agreement”) with the Company’s then current Chief Financial Officer (“former CFO”). Pursuant to the terms of the Transition Agreement, the former CFO agreed to remain employed through at least June 30, 2006. Under the terms of the Transition Agreement, after June 30, 2006, either he or the Company could terminate employment with or without cause and without prior notice. In accordance with the terms of the Transition Agreement, on July 3, 2006, the former CFO resigned. He continued to provide consulting services to the Company through January 1, 2007. Share options granted to the former CFO in February 2004 for an aggregate of 300,000 common shares of the Company continued to vest through January 1, 2007 in accordance with the vesting schedules set forth in such options. On January 1, 2007, the unvested portion of such share options became immediately exercisable in full. For the year ended June 30, 2006, the Company recorded a share-based compensation charge of $3,237 related to the modification of the vesting of the options which was recognized over the service period. Upon the former CFO’s resignation, all remaining vesting of the share option granted to him in May 2005 for 350,000 common shares ceased, and therefore were forfeited upon the termination of his employment.

Patents

The Company pursues patent protection for its intellectual property. As of June 30, 2007, the Company held thirteen issued United States patents; two issued European patents registered as national patents in various European Union countries; and one issued French patent. The Company has multiple additional patent applications pending with United States, European, and other patent offices related to various systems, processes, techniques, and tools developed by the Company for its business. All costs related to patent applications are expensed as incurred. The costs of purchasing patents from unrelated third parties are capitalized and amortized over the remaining life of the patent. The costs of pursuing others who are believed to infringe on the Company’s patents, as well as costs of defending the Company against patent-infringement claims, are expensed as incurred.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (“FIN 48”), which clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and provides guidance on how any tax reserves should be classified in a balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. The Company does not believe that the adoption of this interpretation will have a material impact on it’s Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded prior year misstatements. The SEC staff indicates that an entity should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Companies may choose to restate their financial statements for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect adjustment within the current year opening balance in retained earnings, with disclosure of such items. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has concluded that the adoption of SAB 108 did not have a material impact on the Consolidated Financial Statements.

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

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation (“Mod-Pac”). The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

President and CEO of the Company is the Chairman of the Board of Mod-Pac. In the years ended June 30, 2007, 2006 and 2005, the Company purchased goods and services from Mod-Pac of $0, $3,257 and $19,484, respectively. As of June 30, 2007 and 2006, the Company owed Mod-Pac $0.

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

On April 15, 2005, the Company signed an amendment to the New Supply Agreement with Mod-Pac which permitted the Company to manufacture printed products destined for North American customers at its production facility near Windsor, Ontario, Canada. In exchange, the Company paid to Mod-Pac a fee for each unit shipped based on the type of item produced through August 30, 2005. Since August 30, 2005, the Company has not placed any orders with Mod-Pac.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2007	2006
Land and land improvements	$4,945	$2,286
Building and building improvements	21,265	11,468
Computer software and equipment	16,739	8,804
Furniture, fixtures and office equipment	4,150	1,684
Leasehold improvements	1,237	792
Machinery and print production equipment	62,250	28,196
Construction in progress	16,540	7,393

	127,126	60,623
Less: accumulated depreciation	(20,934)	(10,312)

	$106,192	$50,311

At June 30, 2007, construction in progress consisted mainly of expenditures related to the purchase of print production equipment for the Company’s printing facilities in Ontario, Canada and the Netherlands and expansion of the Dutch facilities. At June 30, 2006, construction in progress consisted mainly of expenditures related to the purchase of print production equipment for the Canadian and Dutch facilities. Depreciation expense totaled $11,568, $5,388 and $2,818 for the years ended June 30, 2007, 2006 and 2005, respectively.

5. Long-Term Debt

In November 2003, VistaPrint B.V., the Company’s Dutch production subsidiary, entered into a 5,000 euro revolving credit agreement (the “Credit Agreement”) with ABN AMRO Bank N.V., a Dutch based bank. The borrowings were used to finance the construction of the Company’s printing facility located in Venlo, the Netherlands. The Company had $5,837 and $5,793 outstanding under the Credit Agreement as of June 30, 2007 and 2006. The loan is secured by a mortgage on the land and building and is payable in quarterly installments beginning on October 1, 2004 through 2024 of 63 euros ($85 and $79 at June 30, 2007 and 2006, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset.

In November 2004, VistaPrint B.V. amended the Credit Agreement to include an additional 1,200 euro loan. The borrowings were used to finance a new printing press at the Venlo printing facility. This resulted in the Company having an additional $1,015 and $1,206 outstanding under the Credit Agreement as of June 30, 2007 and 2006, respectively. This additional loan is secured by the printing press and is payable in quarterly installments beginning on April 1, 2005 through 2011 of 50 euros ($68 and $63 at June 30, 2007 and 2006, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan.

The Credit Agreement with ABN AMRO requires the Company to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s adjusted balance sheet and

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2007 and 2006. There are no restrictions on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., the Company’s Canadian production subsidiary, entered into an $11,000 credit agreement with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located near Windsor, Ontario, Canada. At June 30, 2007 and 2006, the Company had $8,900 and $10,160 outstanding under this credit agreement, respectively. The loan is secured by a guaranty from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning November 1, 2005 through 2009 plus interest. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10,000 equipment term loan. The borrowings have been used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments beginning on December 1, 2006 and continuing through December 2010, plus interest. As of June 30, 2007, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining terms of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2007 and 2006, the Company had $9,222 and $8,370 outstanding under this term loan, respectively.

The credit agreement with Comerica Bank includes covenants that require the Company to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless the Company maintains at least $30 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2007, the minimum debt service coverage covenant did not apply because the Company maintained at least $30.0 million in unrestricted cash and cash equivalents. The Company and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2007.

Payments due on long-term debt during each of the five fiscal years subsequent to June 30, 2007, are as follows:

2008	$3,202
2009	3,202
2010	8,323
2011	5,764
2012	338
Thereafter	4,145

$24,974

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

6. Accrued Liabilities

Accrued liabilities included the following:

	Year Ended June 30,
	2007	2006
Accrued advertising costs	$6,417	$3,148
Accrued compensation costs	5,553	3,918
Accrued income taxes	610	1,013
Accrued shipping costs	1,708	542
VAT payable	2,343	1,373
Other	5,772	3,722

Total accrued liabilities	$22,403	$13,716

7. Series A Redeemable Convertible Preferred Shares

On April 26, 2001, the Company issued 8,409,630 shares of Series A Redeemable Convertible Preferred Shares (the “Series A Shares”) for $1.30 each, for total consideration of $10,933.

On June 12, 2001, the Company issued a further 769,230 shares of Series A Shares for $1.30 each, for total consideration of $1,000.

On July 25, 2001, the Company issued a further 38,000 shares of Series A Shares for $1.30 each, for total consideration of $49.

On January 4, 2002 the Company issued 1,597,777 shares of Series A Shares for $1.30 each, for total consideration of $2,077.

In connection with the completion of the Company’s initial public offering (“IPO”) described in Note 9, on September 29, 2005 all outstanding Series A Shares were converted into 9,845,849 common shares.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

The principal rights of the Series A Shares were as follows:

Dividend Rights

The Series A Shares were not entitled to dividends. However, prior to the conversion of the Series A shares into common shares, the Company could not declare or pay any dividends or distributions on common shares unless it paid a dividend on the Series A Shares equal to the amount per share payable with respect to the common shares multiplied by the number of whole common shares into which the Series A Shares were then convertible.

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

8. Series B Redeemable Convertible Preferred Shares

On August 19, 2003, the Company issued 7,339,415 shares of Series B Redeemable Convertible Preferred Shares (the “Series B Shares”) for $4.11 each, for total consideration of $30,165.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

On August 30, 2004, the Company issued 5,535,279 shares of Series B Shares for $4.11 each, for total consideration of $22,750.

Of these shares, the Company issued 60,827 shares for a total consideration of $250 to George Overholser, a director, and an aggregate of 9,732,360 shares for a total consideration of $40,000 to Highland Capital Partners VI Limited Partnership and related entities. At the time of the issuance of these shares, Fergal Mullen, a managing director of Highland Management Partners VI, Inc., the general partner of each of the general partners of these entities, was a director of the Company.

In connection with the completion of the Company’s IPO described in Note 9, on September 29, 2005 all outstanding Series B Shares were converted into 12,874,694 common shares.

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

Conversion Rights

Prior to conversion into common shares, the Series B Shares initially were convertible into common shares at any time at a conversion ratio determined based upon the original per share issuance price of the Series B Shares of $4.11 per share divided by an initial conversion price of $4.11. The conversion ratio was subject to certain adjustments in the event of future issuances of dilutive securities or sales of shares at below current market price. The Series B Shares provided that upon the earlier of (a) the closing of an underwritten public offering of shares at a price per share that was not less than $12.33 and which resulted in gross proceeds to the Company of not less than $35,000 or (b) the date upon which at least a majority of the Series B Shares elected to convert to common shares, all then-outstanding Series B Shares were to be automatically converted.

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

10. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the IPO. As of June 30, 2007, there were options to purchase 2,385,121 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000- 2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Equity Incentive Plan, adopted by the Board of Directors in July 2005, provided for employees, officers, non-employee directors, consultants and advisors of the Company to receive restricted share awards or other share-based awards or be granted options to purchase common shares. In May 2007, at a special meeting of shareholders of the Company, the shareholders of the Company approved the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), which amended and restated the 2005 Equity Incentive Plan in order to, among other things:

•

increase the number of common shares available for issuance under the Plan by 3,900,000 shares, from an aggregate of 3,483,736 shares to an aggregate of 7,383,736 shares, and eliminate the formula for automatic increases in the shares available for issuance under the Plan;

•

reduce the number of common shares available for issuance under the Plan by (i) 1.56 common shares for each share subject to any restricted share award, restricted share unit or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the common shares on the date of grant and (ii) one common share for each share subject to any other award under the Plan;

•	require that the exercise price of any share option or share appreciation right granted under the Plan be at least 100% of the fair market value of the common shares on the date of grant;

•	limit the term of any share option or share appreciation right to a maximum period of ten years;

•

provide that shares underlying outstanding awards under the 2000-2002 Plan that are cancelled, forfeited, expired or otherwise terminated without having been exercised in full will no longer become available for the grant of new awards under the 2005 Plan; and

•	prohibit the repricing of any share options or share appreciation rights without shareholder approval.

As of June 30, 2007, there were awards to purchase or acquire 2,654,371 common shares outstanding under the 2005 Plan, 213,093 common shares had been issued upon exercise of options granted under the 2005 Plan, and 4,516,272 common shares remained available for issuance under the 2005 Plan.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

While the Company may grant options to employees, officers, non-employee directors, consultants and advisors which become exercisable at different times or within different periods, the Company has generally granted options to employees, officers, consultants and advisors that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. In addition, the Company has generally granted awards to non-employee directors that are exercisable on a cumulative basis, with 8.33% exercisable each quarter. The requisite service period is normally four years for employees and officers and three years for non-employee directors. The contractual life of the options is ten years.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards, subject to an annual increase through 2015 in shares available by an amount equal to the number of shares granted during the Company’s prior calendar year under the Directors’ Plan. In May 2007, the Company amended the Directors’ Plan to fix the aggregate number of shares issuable upon the exercise of options issued under the Directors’ Plan to an aggregate of 250,000 shares and to eliminate the annual increase in available shares. As of June 30, 2007, there were 26,643 options outstanding under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the year ended June 30, 2007 is as follows:

	2007
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	5,796,120	$10.25
Granted	1,326,306	27.42
Exercised	(1,971,567)	6.95
Forfeited/cancelled	(725,932)	13.97

Outstanding at the end of the period	4,424,927	$16.25	8.25	$97,360

Vested or expected to vest at the end of the period	4,254,991	$16.10	8.23	94,249
Exercisable at the end of the period	1,158,118	$10.42	7.59	$32,225

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following table represents weighted average price and life information about significant option groups outstanding at June 30, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – $12.00	1,258,819	7.52	$7.76	533,806	$6.27
$12.33	1,663,815	7.92	12.33	556,601	12.33
$16.93 – $23.31	807,909	9.04	22.87	19,503	19.38
$24.32 – $33.31	347,791	9.08	29.27	37,428	29.27
$36.16	34,500	8.67	36.16	10,780	36.16
$37.51	312,093	9.87	37.51	—	0.00

$1.11 – $37.51	4,424,927	8.25	$16.25	1,158,118	$10.42

A summary of the Company’s unvested restricted share unit activity and related information for the fiscal year ended June 30, 2007 is as follows:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	—	$—
Granted	646,243	30.86
Vested and distributed	—	—
Forfeited/cancelled	(36,983)	32.34

Unvested at the end of the period	609,260	$30.77

The Company had an aggregate of 4,739,629 common shares available for future award under its share-based compensation plans as of June 30, 2007.

The total fair value of shares vested during the fiscal year ended June 30, 2007 was $3,518. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $54,763, $46,421 and $84, respectively.

11. Employees’ Savings Plan

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Under the provisions of the plan, employees may voluntarily contribute up to 15% of eligible compensation, subject to IRS limitations. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over four years. The Company contributed and expensed $608, $396 and $253 in the years ended June 30, 2007, 2006 and 2005, respectively.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

12. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2007	2006	2005
Current:
U.S. Federal	$1,388	$(163)	$265
U.S. State	368	6	—
Non-U.S.	(166)	722	239

Total current	1,590	565	504

Deferred:
U.S. Federal	(268)	218	(420)
U.S. State	(80)	—	—
Non-U.S.	1,638	—	—

Total deferred	1,290	218	(420)

Total	$2,880	$783	$84

The following is a reconciliation of the standard U.S. statutory tax rate and the Company’s effective tax rate:

	Year Ended June 30,
	2007	2006	2005
U.S. federal statutory income tax rate	34.0%	34.0%	(34.0)%
State taxes	1.0%	0.0%	0.0%
Tax reserve reversal	0.0%	(4.7)%	0.0%
Valuation allowance utilized	0.0%	0.0%	(5.4)%
Foreign rate differential	(24.4)%	(26.6)%	40.4%
Other	(1.0)%	1.2%	(0.5)%

Effective income tax rate	9.6%	3.9%	0.5%

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

The following is a summary of the Company’s income before taxes by geography:

	Year Ended June 30,
	2007	2006	2005
U.S.	$4,107	$2,249	$1,698
Non-U.S.	25,916	17,769	(17,833)

Total	$30,023	$20,018	$(16,135)

Significant components of the Company’s deferred tax assets and liabilities, which are primarily related to its United States subsidiary, for income taxes consist of the following at June 30, 2007 and 2006:

	Year Ended June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,452	$677
Accrued expenses	528	179
R&D credit carryforwards	—	6

Total deferred tax assets	1,980	862

Deferred tax liabilities:
Depreciation	(2,544)	(133)

Total deferred tax liabilities	(2,544)	(133)

Net deferred taxes	$(564)	$729

The current portion of the net deferred taxes at June 30, 2007 and 2006 was an asset of $661 and $294, respectively.

In assessing the realizability of deferred tax assets in accordance with SFAS No. 109, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence at June 30, 2007, management believes that it is more likely than not that all of its net deferred tax assets will be realized. The Company will continue to assess the realization of the deferred tax assets based on operating results.

At June 30, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $1,600 that expire on dates up to and through the year 2021. The utilization of these net operating losses is subject to annual limitation under the change in share ownership rules of the Internal Revenue Code. The Company had foreign net operating losses carryforwards of approximately $2,500 that expire on dates up to and through 2027.

The Company has corporate minimum tax credit carryforwards in Canada of approximately $135 that expire on dates up to 2018.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

The Company’s income tax liability balance includes tax contingencies that are recorded to address potential exposures for tax positions we have taken that could be challenged by taxing jurisdictions. Judgment is required in determining the Company’s worldwide income tax provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended June 30,
	2007	2006	2005
Revenues
United States	$173,414	$108,524	$66,138
Non-United States	82,519	43,625	24,747

Total revenues	$255,933	$152,149	$90,885

	June 30,
	2007	2006
Long-lived assets:
Bermuda	$8,024	$5,006
Netherlands	40,570	18,086
Canada	57,209	29,168
United States	7,727	2,652
Jamaica	1,167	1,482
Spain	1,361	—

Total	$116,058	$56,394

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

14. Commitments and Contingencies

Operating Lease Commitments

The Company rents office space under operating leases expiring on April 30, 2009, December 31, 2011 and April 26, 2017. Total rent expense for the years ended June 30, 2007, 2006 and 2005 were $2,537, $1,324, and $1,283, respectively. Sublease income received for the years ended June 30, 2007, 2006 and 2005 were $9, $181 and $140, respectively.

In October 2006, VistaPrint USA, Incorporated, entered into an operating lease for approximately 163,000 square feet of office space in Lexington, Massachusetts. The lease term for this space commenced on April 27, 2007 and expires on April 26, 2017. Future rental payments required under the lease are an aggregate of approximately $43,000. The lease requires a security deposit in the form of a letter of credit in the amount of $1,100. This amount is classified as restricted cash and is included in deposits, image licenses and other non-current assets in the consolidated balance sheet.

Future minimum rental payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2007:

2008	$4,025
2009	4,518
2010	4,597
2011	4,651
2012	4,708
Thereafter	23,614

Total	$46,113

The Company executed a lease in October 2006 related to the Company’s office facility in Lexington, Massachusetts, pursuant to which the Company provided a customary indemnification to the lessor for certain claims that may arise under the lease. A maximum obligation is not explicitly stated, thus the potential amount of future maximum payments that might arise under this indemnification obligation cannot be reasonably estimated. The Company has not experienced any prior claims against similar lease indemnifications in the past and management has determined that the associated fair value of the liability is not material. As such, the Company has not recorded any liability for this indemnity in the accompanying consolidated financial statements. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably estimable and probable. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

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

Years Ended June 30, 2007, 2006 and 2005

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

Based upon the Company’s historical experience and information known to the Company as of June 30, 2007, the Company believes its liability on the above guarantees and indemnities at June 30, 2007 is immaterial.

Purchase Commitments

At June 30, 2007, the Company had unrecorded commitments under contracts to purchase print production equipment and to complete construction relating to the expansion of the Canadian and Dutch printing facilities of approximately $6,585 and $8,334, respectively

At June 30, 2006, the Company had unrecorded commitments under contracts to purchase print production equipment and to complete construction of the Canadian printing facility of approximately $9,270 and $5,862, respectively.

Legal Proceedings

One of the Company’s subsidiaries and its predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court on September 14, 2004. The complaint alleged that the shipping and handling fees the Company charged for free products were excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, the Company agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on its websites, to provide all class members who purchase free business cards from the Company for a two year period in the future the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the Court’s final approval of the settlement. On February 28, 2007, the California Court of Appeals ruled in favor of the Company, affirming the Superior Court’s final approval of the settlement. The period for the objector to appeal the Court of Appeals’ decision passed without any appeal being filed, and the settlement became effective on April 9, 2007.

On July 27, 2006, our wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2006, 2005 and 2004

(in thousands, except share and per share data)

pre-press graphic files. On June 7, 2007, print24 GmbH filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf Court’s ruling is scheduled to go into effect in early September 2007, subject to appeal by the defendants. We are unable to express an opinion as to the likely outcome of any appeal by print24 and its co-defendants of the Düsseldorf Court’s ruling in the infringement action. print24’s nullification action in the German Patent Court remains outstanding, in its earliest stages, and we are unable to express an opinion as to the likely outcome of such action.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. We are seeking an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The lawsuit is in its early stages and we are unable to express an opinion as to the likely outcome.

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

The Company is not currently party to any other material legal proceedings.

15. Supplemental Disclosures of Cash Flow Information

	Year Ended June 30,
	2007	2006	2005
Cash paid during the year for:
Interest	$1,789	$1,089	$369
Income taxes	1,349	766	269

Supplemental disclosure of noncash investing and financing activities:
Accretion of preferred shares	$—	$1,295	$4,813

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2007, 2006 and 2005

(in thousands, except share and per share data)

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2007 and 2006:

	Balance at Beginning of Period	Provision	Write- offs/ (Recovery)	Balance at End of Period
Year ended June 30, 2007	$50	$106	$(8)	$148
Year ended June 30, 2006	$57	$—	$(7)	$50
Year ended June 30, 2005	$48	$16	$(7)	$57

17. Quarterly Financial Data (unaudited)

Year Ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$50,003	$64,034	$69,348	$72,548
Net income	6,048	8,312	7,385	5,398
Net income attributable to common shareholders:
Basic	$6,048	$8,312	$7,385	$5,398

Diluted	$6,048	$8,312	$7,385	$5,398

Net income per common share :
Basic	$0.15	$0.20	$0.17	$0.12

Diluted	$0.14	$0.18	$0.16	$0.12

Year Ended June 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$28,898	$36,366	$41,603	$45,282
Net income	2,901	5,466	5,264	5,604
Net income attributable to common shareholders:
Basic	$557	$5,466	$5,264	$5,604

Diluted	$631	$5,466	$5,264	$5,604

Net income per common share (1):
Basic	$0.05	$0.14	$0.13	$0.14

Diluted	$0.04	$0.13	$0.12	$0.12

(1)	The Company calculated basic net income per share for the year ended June 30, 2006 using the two-class method for the first 91 days of the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

VistaPrint Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that VistaPrint Limited maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VistaPrint Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that VistaPrint Limited maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VistaPrint Limited maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VistaPrint Limited as of June 30, 2007 and 2006 and the related consolidated statements of operations, redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2007 and our report dated August 21, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

August 21, 2007

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and executive officers required under this item pursuant to Item 401 of Regulation S-K is incorporated by reference to the information set forth under the sections captioned “Election of Directors” and “Information About Executive Officers” in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders. Information required under this Item pursuant to Item 405 of Regulation S-K relating to certain filings of Forms 3, 4 and 5 will be contained in our 2007 proxy statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the section captioned “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions, and to all of our employees. The text of our code of business conduct and ethics is available on our website at www.vistaprint.com. We did not waive any provisions of the code of business conduct and ethics during the fiscal year ended June 30, 2007. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11.	Executive Compensation

The information required by this item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference herein to our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the section captioned “Executive Officer Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item pursuant to Items 403 and 201(d) of Regulation S-K is incorporated by reference herein to our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item pursuant to Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item pursuant to Item 9(e) of Schedule 14A is incorporated by reference herein to our definitive proxy statement for our 2007 Annual General Meeting of Shareholders under the section captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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

August 28, 2007	VISTAPRINT LIMITED

	By:	/S/ ROBERT S. KEANE
Robert S. Keane Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT S. KEANE Robert S. Keane	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	August 28, 2007

/s/ HARPREET GREWAL Harpreet Grewal	Chief Financial Officer (Principal financial and accounting officer)	August 28, 2007

/s/ DANIEL CIPORIN Daniel Ciporin	Director	August 28, 2007

/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Director	August 28, 2007

/s/ GEORGE M.OVERHOLSER George M. Overholser	Director	August 28, 2007

/s/ LOUIS PAGE Louis Page	Director	August 28, 2007

/s/ RICHARD RILEY Richard Riley	Director	August 28, 2007

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Memorandum of Association of the Registrant

3.2	(1)	Amended and Restated Bye-Laws of the Registrant

4.1	(1)	Specimen certificate evidencing common shares

10.1	(1)*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.2	(1)*	Form of Nonqualified Share Option Agreement under 2000-2002 Share Incentive Plan

10.3	(1)*	Form of Incentive Share Option Agreement under 2000-2002 Share Incentive Plan

10.4	(1)*	2005 Non-Employee Directors’ Share Option Plan

10.5	(1)*	Form of Share Option Agreement under Amended and Restated 2005 Non-Employee Director Share Option Plan

10.6	(8)*	Amended and Restated 2005 Equity Incentive Plan

10.7	(1)*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.8	(1)*	Form of Incentive Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.9	*	Executive Officer FY 2008 Bonus Plan

10.10	(1)	Third Amended and Restated Registration Rights Agreement dated as of August 30, 2004 by and among the Registrant and the other signatories thereto, as amended

10.11	(1)	Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of November 1, 2004

10.12	(1)	Lease, dated as of April 24, 2003, between VistaPrint USA, Incorporated and Mortimer B. Zuckerman and Edward H. Linde, Trustees of 92 Hayden Avenue Trust

10.13	(1)*	Form of Executive Officer Indemnification Agreement

10.14	(1)*	Executive Retention Agreement between VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of December 1, 2004

10.15	(1)*	Form of Executive Retention Agreement between VistaPrint USA, Incorporated, the Registrant and each of Janet F. Holian and Alexander Schowtka, dated as of December 1, 2004

10.16	(1)	Credit Agreement between VistaPrint B.V. and ABN AMRO Bank N.V., as amended

10.17	(1)*	Form of Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Anne S. Drapeau, Harpreet Grewal, Wendy Cebula, and Alexander Schowtka

10.18	(1)*	Form of Confidential Information and Non-Competition Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Wendy Cebula and Alexander Schowtka

10.19	(5)*	Form of Restricted Share Unit Agreement under Amended and Restated 2005 Equity Incentive Plan

10.20	(1)*	Form of Restricted Share Agreement under Amended and Restated 2005 Equity Incentive Plan

10.21	(1)*	Executive Retention Agreement between VistaPrint USA, Incorporated, the Registrant and Anne S. Drapeau dated September 12, 2005

10.22	*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Harpreet Grewal.

10.23	(1)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Anne S. Drapeau

Exhibit No.		Description
10.24	(3)	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005.

10.25	(2)*	Executive Officer FY 2007 Bonus Plan

10.26	*	Summary of Compensatory Arrangements with Executive Officers

10.27	*	Summary of Compensatory Arrangements with Non-Employee Directors

10.28	(4)*	Transition Agreement dated January 23, 2006 between the Registrant, VistaPrint USA, Incorporated and Paul C. Flanagan.

10.29	(6)	Lease dated October 4, 2006 between VistaPrint USA, Incorporated and Ledgemont Research Park Associates II L.P.

10.30	(6)	Unconditional Guaranty dated October 4, 2006 by VistaPrint Limited.

10.31	(7)*	Executive Retention Agreement dated October 2, 2006 among VistaPrint USA, Incorporated, VistaPrint Limited and Harpreet Grewal.

10.32	(7)*	Executive Retention Agreement dated January 3, 2007 among VistaPrint USA, Incorporated, VistaPrint Limited and Wendy Cebula.

10.33	*	Amendment to the 2005 Non-Employee Director Share Option Plan

21.1	(1)	Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Acting Chief Financial Officer.

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125470) and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 8, 2006 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 23, 2006 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed on September 13, 2006 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 10, 2007 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 filed on January 31, 2007 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.