Form 10-Q
period 2007-09-30
VISTAPRINT LTD
filed 2007-10-31
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of October 26, 2007, there were outstanding 43,675,745 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$66,489	$69,464
Marketable securities	38,013	38,578
Accounts receivable, net of allowances of $206 and $148 at September 30, 2007 and June 30, 2007, respectively	5,151	4,647
Inventory	1,634	1,144
Prepaid expenses and other current assets	5,448	4,962

Total current assets	116,735	118,795
Property, plant and equipment, net	123,531	106,192
Software and web site development costs, net	3,951	3,841
Patents	1,242	1,277
Deposits, image licenses and other non-current assets	5,015	4,748

Total assets	$250,474	$234,853

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$9,788	$9,445
Accrued expenses	24,716	22,403
Deferred revenue	1,592	746
Current portion of long-term debt	3,233	3,202

Total current liabilities	39,329	35,796
Deferred tax liability	1,251	1,225
Accrued compensation costs	724	—
Long-term debt	21,280	21,772
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized at September 30, 2007 and June 30, 2007; 43,631,855 and 43,472,317 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	44	43
Treasury shares (22,288 shares, at cost)	(788)	—
Additional paid-in capital	174,632	170,029
Retained earnings	10,221	4,066
Accumulated other comprehensive income	3,781	1,922

Total shareholders’ equity	187,890	176,060

Total liabilities and shareholders’ equity	$250,474	$234,853

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2007	2006
	(Unaudited) (in thousands, except share and per share data)
Revenue	$79,453	$50,003
Cost of revenue (1)	29,752	16,986
Technology and development expense (1)	9,108	5,518
Marketing and selling expense (1)	26,316	16,507
General and administrative expense (1)	7,370	4,778

Income from operations	6,907	6,214
Interest income	1,174	1,161
Other income (expenses), net	(2)	(157)
Interest expense	435	462

Income from operations before income taxes	7,644	6,756
Income tax provision	765	708

Net income	$6,879	$6,048

Basic net income per share	$0.16	$0.15

Diluted net income per share	$0.15	$0.14

Weighted average common shares outstanding—basic	43,544,204	41,682,158

Weighted average common shares outstanding—diluted	45,799,174	44,647,755

_______________ (1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2007	2006
	(Unaudited) (in thousands)
Cost of revenue	$135	$68
Technology and development expense	805	378
Marketing and selling expense	816	273
General and administrative expense	1,285	514

	$3,041	$1,233

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
	(in thousands)
Operating activities
Net income	$6,879	$6,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,083	2,653
Share-based compensation expense	3,041	1,233
Deferred taxes	—	45
Changes in operating assets and liabilities:
Accounts receivable	(446)	(531)
Inventory	(468)	223
Prepaid expenses and other assets	(629)	1,004
Accounts payable	(1,927)	(1,441)
Accrued expenses and other current liabilities	2,480	1,130

Net cash provided by operating activities	14,013	10,364

Investing activities
Purchases of property, plant and equipment	(16,621)	(14,037)
Purchases of marketable securities	(20,267)	(17,254)
Sales of marketable securities	20,690	14,545
Capitalization of software and website development costs	(1,031)	(787)

Net cash used in investing activities	(17,229)	(17,533)

Financing activities
Proceeds from long-term debt	—	1,630
Repayments of long-term debt	(803)	(458)
Repurchase of shares and subsequent payment of withholding taxes in connection with vesting of restricted share units	(788)	—
Proceeds from issuance of common shares	1,549	1,396

Net cash provided by (used in) financing activities	(42)	2,568
Effect of exchange rate changes on cash	283	(46)

Net decrease in cash and cash equivalents	(2,975)	(4,647)
Cash and cash equivalents at beginning of period	69,464	64,653

Cash and cash equivalents at end of period	$66,489	$60,006

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other period.

The condensed consolidated balance sheet at June 30, 2007 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (RSUs) using the treasury stock method. Common share equivalents of 900,367 and 843,215 were excluded from the determination of potentially dilutive shares for the three months ended September 30, 2007 and 2006, respectively, due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income	$6,879	$6,048

Denominator:
Weighted average common shares outstanding	43,544,204	41,682,158
Weighted average common shares issuable upon exercise/vesting of outstanding share options/RSUs	2,254,970	2,965,597

Shares used in computing diluted net income per share	45,799,174	44,647,755
Calculation of net income per share:
Basic:
Net income	$6,879	$6,048

Weighted average common shares outstanding	43,544,204	41,682,158
Net income per share	$0.16	$0.15

Diluted:
Net income	$6,879	$6,048

Shares used in computing diluted net income per share	45,799,174	44,647,755
Net income per share	$0.15	$0.14

Share-Based Compensation

At September 30, 2007, the Company had three share-based compensation plans (see Note 3). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices equal to the closing price of the Company’s common shares at the dates of grant. In addition, the Company grants restricted share units for a fixed number of shares to employees and certain other individuals. Prior to July 1, 2005, the Company had accounted for awards under its share-based compensation plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and, as such, compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, share-based compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based awards granted between June 3, 2005, the date the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for periods prior to the adoption of Statement 123(R) have not been restated.

During the three months ended September 30, 2007 and 2006, the Company recorded share-based compensation costs of $3,041 and $1,233 respectively. Share-based compensation costs capitalized as part of software and website development costs were $97 and $62 for the three months ended September 30, 2007 and September 30, 2006, respectively.

At September 30, 2007, there was $45,677 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.4 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted, which represents the period of time that options granted are expected to be outstanding. The Company also uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the option in effect at the time of the grant. The fair value of option grants is recognized using the straight-line recognition method. Weighted-average assumptions used for option grants for the three month period ended September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,
	2007	2006
Risk-free interest rate	4.25%	4.69%
Expected dividend yield	0%	0%
Expected life (years)	4.25	4.25
Expected volatility	55%	60%
Weighted average fair value of options granted	$16.06	$12.08

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not recognize any cumulative effect adjustments to retained earnings as a result of adopting FIN 48. As of June 30, 2007, the Company had unrecognized tax benefits of approximately $182 which will reduce the effective tax rate when recognized. There have been no significant changes to these amounts during the quarter ended September 30, 2007. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. The amount of interest and penalties accrued upon adoption of FIN 48 and at September 30, 2007 was immaterial.

The Company files income tax returns in the U.S federal tax jurisdiction, the state of Massachusetts, and multiple jurisdictions outside of the U.S. Our U.S. tax returns for 2004 and subsequent years remain open to examination by the tax authorities. Our major non-U.S. tax jurisdictions are the Netherlands and Canada which have tax years open to exam for 2004 and subsequent years.

New Accounting Pronouncements

On July 1, 2007, the Company adopted, the Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. The Company adopted EITF 06-02 through a cumulative effect of a change in accounting principle adjustment to our beginning retained earnings. The adoption of EITF 06-02 resulted in additional accrued expenses and a reduction to retained earnings of $724.

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

3. Shareholders’ Equity

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the IPO. As of September 30, 2007, there were options to purchase 2,309,484 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000- 2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

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

As of September 30, 2007, there were awards to purchase or acquire 3,208,757 common shares outstanding under the 2005 Plan, 253,968 common shares had been issued upon exercise of options granted under the 2005 Plan, and 3,861,128 common shares remained available for issuance under the 2005 Plan.

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

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards, subject to an annual increase through 2015 in shares available by an amount equal to the number of shares granted during the Company’s prior calendar year under the Directors’ Plan. In May 2007, the Company amended the Directors’ Plan to fix the aggregate number of shares issuable upon the exercise of options issued under the Directors’ Plan to an aggregate of 250,000 shares and to eliminate the annual increase in available shares. As of September 30, 2007, there were 26,643 options outstanding under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the three months ended September 30, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	4,424,927	$16.25
Granted	221,780	33.47
Exercised	(116,512)	13.30
Forfeited/cancelled	(3,689)	17.60

Outstanding at the end of the period	4,526,506	$17.17	8.09	$91,497

Vested or expected to vest at the end of the period	4,379,638	$17.02	8.08	89,187
Exercisable at the end of the period	1,513,716	$12.16	7.55	$38,154

The following table represents weighted average price and life information about significant option groups outstanding at September 30, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – $12.00	1,219,038	7.28	$7.78	605,233	$6.47
$12.33	1,614,078	7.67	12.33	645,235	12.33
$16.93 – $23.31	778,350	8.79	22.87	181,247	22.68
$24.32 – $33.47	569,072	9.23	30.91	69,064	28.40
$36.16	33,875	8.32	36.16	12,937	36.16
$37.51	312,093	9.62	37.51	—	0.00

$1.11 – $37.51	4,526,506	8.09	$17.17	1,513,716	$12.16

A summary of the Company’s restricted share unit activity and related information for the fiscal year ended September 30, 2007 is as follows:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	609,260	$30.77
Granted	292,007	33.83
Vested and distributed	(65,314)	35.41
Forfeited/cancelled	(13,459)	36.33

Unvested at the end of the period	822,494	$31.40

During fiscal 2007, the Company began issuing restricted share units (RSUs) as an additional form of equity compensation to its employees and officers, pursuant to the Company’s 2005 Equity Incentive Plan. During the three months ended September 30, 2007, the first tranche of these RSUs vested and 22,288 common shares at a cost of $788, were remitted by the employees to the Company in order to satisfy their minimum statutory tax withholding requirements. These amounts are included in Treasury Shares on the condensed consolidated balance sheet.

The Company had an aggregate of 4,084,485 common shares available for future award under its share-based compensation plans as of September 30, 2007.

The total fair value of shares vested during the three months ended September 30, 2007 was $4,855. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $2,530 and $7,261, respectively.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended September 30,
	2007	2006
Net income	$6,879	$6,048
Unrealized gain on marketable securities	1	28
Change in cumulative foreign currency translation adjustments	1,858	(52)

Comprehensive income	$8,738	$6,024

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30, 2007	June 30, 2007
Unrealized loss on marketable securities	$(12)	$(13)
Cumulative foreign currency translation adjustments	3,793	1,935

Accumulated other comprehensive income	$3,781	$1,922

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,
	2007	2006
Revenues:
United States	$52,634	$34,883
Non-United States	26,819	15,120

Total revenues	$79,453	$50,003

	September 30, 2007	June 30, 2007
Long-lived assets:
Canada	$63,524	$57,209
Netherlands	51,246	40,570
Bermuda	8,246	8,024
United States	7,883	7,727
Jamaica	1,164	1,167
Spain	1,676	1,361

	$133,739	$116,058

6. Commitments and Contingencies

Purchase Commitments

At September 30, 2007, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $4,200 and to complete construction related to the expansion of printing facilities of approximately $6,500.

Legal Proceedings

One of the Company’s subsidiaries and it’s predecessor corporation were named as defendants in a purported class action law suit filed in Los Angeles County (California) Superior Court on September 14, 2004. The complaint alleged that the shipping and handling fees the Company charged for free products were excessive and in violation of sections of the California Business and Professions Code. The Los Angeles County Superior Court granted preliminary approval of a proposed settlement on April 29, 2005 and, on June 17, 2005, gave final approval to the settlement. Under the terms of the settlement, the Company agreed to change the term ‘shipping and handling’ to ‘shipping and processing’ on the Company’s websites, to provide all class members who purchase free business cards for a two year period the opportunity to receive additional cards at reduced rates, and to pay reasonable attorneys fees to plaintiffs’ counsel. In August 2005, an objector to the settlement filed an appeal of the court’s final approval of the settlement. On February 28, 2007, the California Court of Appeals ruled in the Company’s favor, affirming the Superior Court’s final approval of the settlement. The period for the objector to appeal the Court of Appeals’ decision passed without any appeal being filed, and the settlement became effective on April 9, 2007.

On July 27, 2006, the Company’s wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, print24 GmbH filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf Court’s ruling went into effect in September 2007. print24’s nullification action in the German Patent Court remains outstanding, in its earliest stages, and the Company is unable to express an opinion as to the likely outcome of such action.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The Company is seeking an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The lawsuit is in its early stages and the Company is unable to express an opinion as to the likely outcome.

VistaPrint is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of such a proceeding could, depending on its amount and timing, materially affect results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

Overview

We are the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Since the launch of our website in May 2000, we have served over 11,000,000 paying customers in more than 120 countries. We offer a broad spectrum of products ranging from business cards, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

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

Revenue. For the quarters ended September 30, 2007 and 2006, our revenue was $79.5 million and $50.0 million, respectively. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike printed products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the quarters ended September 30, 2007 and 2006, we generated approximately $6.8 million and $4.2 million, respectively, of our revenue from these third-party referral fees. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue was 64% of revenue for the quarter ended September 30, 2007. To understand our revenue trends, we monitor several key metrics, including:

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

Technology and development expense. Technology and development expense consists primarily of payroll and related expenses for software and content development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and are amortized over the software’s useful life, which is estimated to be two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. These expenses also include amortization of capitalized purchase costs related to content images used in our graphic design software which are capitalized and amortized over their useful lives, which approximate two years.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2007	2006
Consolidated Statement of Operations Data: As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	37.4%	34.0%
Technology and development expense	11.5%	11.0%
Marketing and selling expense	33.1%	33.0%
General and administrative expense	9.3%	9.6%

Income from operations	8.7%	12.4%
Interest income	1.4%	2.3%
Other income (expenses), net	(0.0)%	(0.3)%
Interest expense	0.5%	0.9%

Income from operations before income taxes	9.6%	13.5%

Income tax provision	1.0%	1.4%

Net income	8.6%	12.1%

Comparison of the Three Month Periods Ended September 30, 2007 and 2006

	Three Months Ended September 30,
In thousands	2007	2006	2007-2006 % Change
Revenue	$79,453	$50,003	59%
Cost of revenue	$29,752	$16,986	75%
% of revenue	37.4%	34.0%

The increase in revenue from the three months ended September 30, 2006 as compared to the three months ended September 30, 2007 was primarily attributable to increases in website sales of our printed products. The overall revenue growth during this period was driven by an increase in website sessions and a positive impact from new product and service offerings while the average order value of shipments remained consistent over both periods at approximately $31. For the three months ended September 30, 2007, our website sessions grew by 65% to 44.6 million and our conversion rates decreased by 0.2% to 5.4%, compared to the same period in 2006. Revenue from repeat customers remained consistent at 64% of revenue for the three months ended September 30, 2007 and 2006. Revenue from our non-United States websites accounted for 34% of total revenue for the three months ended September 30, 2007 compared to 30% for the same period in 2006.

The increase in cost of revenue from the three months ended September 30, 2006 as compared to the three months ended September 30, 2007 was primarily attributable to the production costs associated with increased volume of shipments of printed products during this period. The increase in the cost of revenue as a percentage of total revenue for the three months ended September 30, 2007 as compared to the same period in the prior year was primarily driven by a shift in our overall product mix, a strong Canadian dollar which negatively impacted the costs of our Canadian print operations, and higher equipment depreciation and production labor costs which are the result of our continuing efforts to expand the printing capacity at our printing facilities in order to meet the continuing growing demand for our products.

	Three Months Ended September 30,
In thousands	2007	2006	2007-2006 % Change
Technology and development expense	$9,108	$5,518	65%
% of revenue	11.5%	11.0%
Marketing and selling expense	$26,316	$16,507	59%
% of revenue	33.1%	33.0%
General and administrative expense	$7,370	$4,778	54%
% of revenue	9.3%	9.6%

The increase in our technology and development expenses of $3.6 million for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to increased payroll and benefit costs of $2.2 million and increased share-based compensation costs of $0.4 million associated with increased employee hiring in our technology development and information technology support organizations. At September 30, 2007, we employed 200 employees in these organizations compared to 122 employees at September 30, 2006. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $0.5 million and $0.1 million for the three months ended September 30, 2007 as compared to the same period in 2006.

The increase in our marketing and selling expenses of $9.8 million for the three months ended September 30, 2007 as compared to the same period in 2006 was driven primarily by increases of $5.6 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $2.0 million, and increased share-based compensation costs of $0.5 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At September 30, 2007, we employed 486 employees in these organizations compared to 346 employees at September 30, 2006. In addition, payment processing fees paid to third-parties increased by $0.8 million during the three months ended September 30, 2007 as compared to the same period in 2006 due to increased order volumes.

The increase in our general and administrative expenses of $2.6 million for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to increased payroll and benefit costs of $1.2 million and increased share-based compensation costs of $0.8 million resulting from the continued growth of our finance and human resource organizations, as well as increases in third party professional fees of $0.2 million. The third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees. At September 30, 2007, we employed 99 employees in these organizations compared to 61 employees at September 30, 2006.

Interest income

Interest income remained approximately equivalent for the three months ended September 30, 2007 at the same $1.2 million generated in the same period in 2006.

Other income (expense), net

Other income (expense), net changed by $155,000 to $2,000 of expense for the three months ended September 30, 2007 as compared to $157,000 of expense for the same period in 2006. The change was driven by currency exchange gains realized during the three months ended September 30, 2007.

Interest expense

Interest expense decreased by $0.1 million for the three months ended September 30, 2007 to $0.4 million as compared to $0.5 million for the same period in 2006 due to a slight decrease in the outstanding principal on our bank loan obligations during these periods.

Income tax provision

	Three Months Ended September 30,
In thousands	2007	2006
Income taxes:
Income tax provision	$765	$708
Effective tax rate	10.0%	10.5%

For the three months ended September 30, 2007 and 2006, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Canada and Spain. The taxable income for our United States, Dutch, Canadian and Spanish subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under transfer pricing agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable.

Net income

Our net income for the three months ended September 30, 2007 was $6.9 million or 8.6% of revenue compared to $6.0 million or 12.1% of revenue for the three months ended September 30, 2006.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Capital expenditures	$(16,621)	$(14,037)
Development of software and website	(1,031)	(787)
Depreciation and amortization	5,083	2,618
Cash flows from operating activities	14,013	10,364
Cash flows used in investing activities	(17,229)	(17,533)
Cash flows from (used in) financing activities	(42)	2,568

At September 30, 2007, we had $104.5 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, private and public sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended September 30, 2007 was $14.0 million and consisted of net income of $6.9 million, positive adjustments for non-cash items of $8.1 million and $1.0 million used in working capital and other activities. Adjustments for non-cash items included $5.1 million of depreciation and amortization expense on property and equipment and software and website development costs and $3.0 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $2.5 million in accrued expenses and other current liabilities offset by a decrease of $1.9 million in accounts payable, an increase of $0.6 million in prepaid expenses and other assets, an increase in accounts receivable of $0.5 million and an increase in inventory of $0.5 million.

Cash provided by operating activities in the three months ended September 30, 2006 was $10.4 million and consisted of net income of $6.0 million, positive adjustments for non-cash items of $4.0 million and $0.4 million provided by working capital and other activities. Adjustments for non-cash items primarily included $2.7 million of depreciation and amortization expense on property and equipment and software and website development costs and $1.2 million of share compensation expenses. The change in working capital and other activities primarily consisted of an increase of $1.1 million in accrued expenses and other current liabilities, a decrease of $1.0 million in prepaid expenses and other assets and a decrease of $0.2 million in inventory. This was partially offset by a decrease of $1.4 million in accounts payable, and an increase in accounts receivable of $0.5 million.

Investing Activities. Cash used in investing activities in the three months ended September 30, 2007 of $17.2 million was attributable primarily to capital expenditures of $16.6 million and capitalized software and website development costs of $1.0 million partially offset by net sales of marketable securities of $0.4 million. Capital expenditures of $7.5 million were related to the purchase of print production equipment for our printing facilities, $6.8 million were related to construction and land acquisition costs at our printing facilities and $1.8 million were related to purchases of information technology related assets.

Cash used in investing activities in the three months ended September 30, 2006 of $17.5 million was attributable to net purchases of marketable securities of $2.7 million, capital expenditures of $14.0 million, and capitalized software and website development costs of $0.8 million. Capital expenditures of $11.0 million were related to the purchase of print production equipment for our printing facilities, $1.5 million were related to construction costs at our printing facilities and $1.5 million were related to purchases of information technology and facility related assets.

Financing Activities. Cash used in financing activities in the three months ended September 30, 2007 of $0.1 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $1.5 million, partially offset by net payments in connection with our equipment loan facilities of $0.8 million associated with the purchase of production assets for our printing facilities and the use of $0.8 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans.

Cash provided by financing activities in the three months ended September 30, 2006 of $2.6 million was primarily attributable to the net borrowings from equipment loan facilities of $1.2 million associated with the purchase of production equipment for our Canadian printing facility and the issuance of common shares pursuant to share option exercises of $1.4 million.

Contractual Obligations

Contractual obligations at September 30, 2007 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (excluding interest)	$24,513	$3,233	$11,272	$5,742	$4,266
Operating lease obligations	45,481	4,435	9,190	9,406	22,450

Total	$69,994	$7,668	$20,462	$15,148	$26,716

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands-based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($89,000 at September 30, 2007), beginning October 1, 2004 and continuing through 2024. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At September 30, 2007, there was $6.0 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($71,000 at September 30, 2007), on April 1 of each year continuing through 2011. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At September 30, 2007, there was $1.0 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s “adjusted balance sheet” and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at September 30, 2007. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, on November 1 of each year continuing through 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At September 30, 2007, there was $8.6 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1 of each year and continuing through 2010. As of March 31, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At September 30, 2007, there was $8.9 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of September 30, 2007, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at September 30, 2007.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At September 30, 2007, we had unrecorded commitments under contracts to purchase print production equipment and to complete construction related to the expansion of our printing facilities of approximately $10.7 million compared to approximately $14.9 million at June 30, 2007.

Recent Accounting Pronouncements

On July 1, 2007, we adopted, the Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. We adopted EITF 06-02 through a cumulative effect of a change in accounting principle adjustment to our beginning retained earnings. The adoption of EITF 06-02 resulted in additional accrued expenses and a reduction to retained earnings of $0.7 million.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended September 30, 2007 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At September 30, 2007, we had unrestricted cash and cash equivalents totaling $66.5 million and short-term investments totaling $38.0 million. These amounts were invested primarily in money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at September 30, 2007.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Dutch and Spanish subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other income (expense), net. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in foreign currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended September 30, 2007. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a fluctuation in foreign exchange rates of 10% for all currencies could be experienced in the near term. If the foreign currency exchange rates fluctuated by 10% at September 30, 2007, the fair value of our net monetary assets denominated in currencies other than the U.S dollar would have fluctuated by $1.5 million. A similar fluctuation in foreign exchange rates at September 30, 2006 would have had an immaterial impact on the fair value of our net monetary assets denominated in currencies other than the U.S dollar.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At September 30, 2007, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at September 30, 2007 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 27, 2006, our wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, print24 GmbH filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf Court’s ruling went into effect in September 2007. print24’s nullification action in the German Patent Court remains outstanding, in its earliest stages, and we are unable to express an opinion as to the likely outcome of such action.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. VistaPrint Technologies Limited is seeking an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The lawsuit is in its early stages and we are unable to express an opinion as to the likely outcome.

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

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those contained in forward looking statements made in this Quarterly Report on Form 10-Q and in our public statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, including purchased search results from online search engines, e-mail, telesales, and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We promote our products and special offers through e-mail, telesales and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

Purchasers of graphic design services and printed products may not choose to shop online, which would prevent us from acquiring new customers which are necessary to the success of our business.

The online market for graphic design services and customized printed products is less developed than the online market for other business and consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

We produce all of our printed products internally at our facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. We have been operating our Canadian facility since May 2005 and our Dutch facility since January 2004. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier to supplement our production capacity. However, an alternative supplier may not be able to meet our production requirements on a timely basis or on commercially acceptable terms, or at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

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

Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. This cost is measured based on the fair value of the equity instruments issued. We adopted Statement 123(R) on July 1, 2005, which was the first day of our 2006 fiscal year. The adoption of Statement 123(R) had an adverse affect on our operating results for the three months ended September 30, 2007. We expect that we will continue to use share based compensation awards to attract, motivate and retain our employees. Therefore, we expect the resulting share-based compensation expense will continue to increase, which will continue to adversely affect our operating results in future periods as compared to periods ended on or prior to June 30, 2005.

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

•	traditional printing and graphic design companies;

•	providers of technologies, such as websites, e-mail and electronic files, which may act as a substitute for printed materials;

•	office supplies and photocopy companies such as Office Depot, FedEx Kinko’s and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow International; and

•	other online printing and graphic design companies.

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

Many customers access our websites by clicking through on search results displayed by search engines such as Google and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by companies and other entities in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our profitability. In addition, many of our competitors purchase the term “VistaPrint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. European courts have, in certain cases, upheld the rights of trademark owners to prevent such practices in certain European jurisdictions. However, U.S. courts have not sided with the trademark owners in cases involving U.S. search engines, and Google has refused to prevent companies from purchasing trademarked terms belonging to other parties. As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “VistaPrint” on U.S. search engines.

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

Interruptions to our website operations, information technology systems, production processes or customer service operations as a result of natural disasters, errors in our technology, capacity constraints, security breaches or other causes could damage our reputation and brand and substantially harm our business and results of operations.

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

Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our websites to fail and result in loss of, or delay in, market acceptance of our products and services. In the past, we have experienced delays in website releases and customer dissatisfaction during the period required to correct errors and design faults in our websites that caused us to lose revenue. In the future, we may encounter additional issues, such as scalability limitations, in current or future technology releases. A delay in the commercial release of any future version of our technology or implementing improvements in our infrastructure and processes could seriously harm our business. In addition, our systems could suffer computer viruses and similar disruptions, which could lead to loss of critical data or the unauthorized disclosure of confidential customer data.

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

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers, we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue expansion of our marketing efforts and customer service outside of the United States and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, including co-branded website and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

The development of our business since the launch of the VistaPrint.com website in April 2000 has been attributable to organic growth, but in the future we may choose to undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

Our business and our customer base have been built through organic growth. Key components of our business strategy include, among others, expanding our customer base, targeting additional markets and business opportunities, and expanding our product and service offerings. To execute our expansion strategy, we expect that we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all, and, in the case of equity financings, would result in dilution to our shareholders and, in the case of debt financings, may subject us to covenants restricting the activities we may undertake in the future. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our Chairman, President and Chief Executive Officer, Janet Holian, our Chief Marketing Officer, Wendy Cebula, our Chief Operating Officer, Anne S. Drapeau, our Chief People Officer, and Harpreet Grewal, our Chief Financial Officer. None of these executives is a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these key employees may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts to date, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 1,150 permanent employees as of September 30, 2007. As of September 30, 2007, we also had over 140 temporary employees, most of whom were employed on a continuous basis for six months or more. As of September 30, 2007, we have website operations, offices, marketing and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least six countries and we expect the number of countries and offices from which we operate to continue to increase in the future.

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

For the three months ended September 30, 2007, we derived 66% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. The United States also has in the past imposed protectionist measures, such as tariffs, that limit free trade. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be negatively impacted.

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in six different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, a marketing office in Barcelona, Spain, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months ended September 30, 2007, we derived 34% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include:

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our trademarks, our websites features and functionalities or to obtain and use information that we consider proprietary, such as the technology used to operate our websites and our production operations.

As of September 30, 2007, we held 13 issued United States patents, two issued European patents and one issued French patent and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

For instance, in May 2007, VistaPrint Technologies limited, our wholly-owned subsidiary, initiated litigation in the United States District Court for the District of Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by VistaPrint Technologies Limited, and since that time have expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants have denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. Similarly, in July 2006, VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to our infringement claim, print24 GmbH filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Courts’s ruling went into effect in early September 2007. print24’s nullification action against us in German Patent Court remains outstanding.

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

For the three months ended September 30, 2007, we derived less than 10% of our revenues from order referral fees paid to us by third party merchants for customer click-throughs, order fulfillment and other forms of co-marketing arrangements. Some of these third party offers are for memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these membership discount programs have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future related to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third party merchants. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

Our practice of offering free products and services could be subject to judicial or regulatory challenge which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators in the United States and other countries that our free offers are misleading or do not comply with applicable legislation or regulation. For example, one of our subsidiaries and our predecessor corporation were named as defendants in a class action lawsuit initiated in 2004 alleging that the shipping and handling fees we charged in connection with our free business card offer violated sections of the California Business and Professions Code that limit the amount that may be charged for shipping and handling in connection with a prize or gift. In addition, customers and competitors have filed complaints with governmental and standards bodies in other jurisdictions claiming that customers were misled by the terms of our free offers. Our free product offers could be subject to additional challenges in the future. If we are subject to further actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

Our failure to protect our network and the confidential information of our customers against security breaches and to address risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain our customers’ credit card information for a limited time following a purchase of products for the purpose of issuing refunds. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other related developments, among other factors, may result in a compromise or breach of our network or the technology used by us to protect customer transaction data. Any such compromise of our network or our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

VistaPrint Limited is organized in Bermuda and conducts business through operations within Bermuda. Bermuda does not currently impose income taxes on our operations. Management services for VistaPrint Limited are provided to VistaPrint Limited by employees of our United States subsidiary, who are all based in the United States. We have endeavored to structure our business so that all of our non-Bermuda operations are carried out by our local subsidiaries and VistaPrint Limited’s business income is, in general, not subject to tax in these non-Bermuda jurisdictions, such as Jamaica, the United States, Canada, Spain, or the Netherlands. VistaPrint Limited has filed tax returns on the basis that it is not engaged in business in these non-Bermuda jurisdictions. Many countries’ tax laws, including but not limited to United States tax law, do not clearly define activities that constitute being engaged in a business in that country. The tax authorities in these countries could contend that some or all of VistaPrint Limited’s income should be subject to income or other tax or subject to withholding tax. If VistaPrint Limited’s income is taxed in jurisdictions other than Bermuda, such taxes will increase our effective tax rate and adversely affect our results of operations.

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Non-U.S. corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, non-U.S. corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The amalgamation of our predecessor U.S. corporation with VistaPrint Limited occurred in April 2002. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a non-U.S. corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the United States Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. Furthermore, at various times during 2007 there have been legislative proposals in the U.S. Congress which, if enacted into law, would retroactively change the March 4, 2003 AJCA measurement date to March 20, 2002. A successful challenge by the Internal Revenue Service, or a change of the March 4, 2003 date in the AJCA to an earlier date, could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

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

Each “10% U.S. Shareholder” of a non-U.S. corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting stock of the non-U.S. corporation or more than 50% of the total value of all stock of the corporation on any day during the taxable year of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% and 10% ownership tests have been satisfied, shares owned include shares owned directly or indirectly through non-U.S. entities and shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. Based upon our existing share ownership, we do not believe we are a CFC.

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

As of September 30, 2007, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

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

Date: October 31, 2007

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