Form 10-Q
period 2007-12-31
VISTAPRINT LTD
filed 2008-01-31
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

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

As of January 28, 2008, there were outstanding 43,989,672 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited) (In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$90,182	$69,464
Marketable securities	34,808	38,578
Accounts receivable, net of allowances of $207 and $148 at December 31, 2007 and June 30, 2007, respectively	3,407	4,647
Inventory	2,366	1,144
Prepaid expenses and other current assets	7,137	4,962

Total current assets	137,900	118,795
Property, plant and equipment, net	133,874	106,192
Software and web site development costs, net	4,113	3,841
Patents	1,207	1,277
Deposits, image licenses and other non-current assets	7,017	4,748

Total assets	$284,111	$234,853

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$12,325	$9,445
Accrued expenses	35,293	22,403
Deferred revenue	2,734	746
Current portion of long-term debt	3,257	3,202

Total current liabilities	53,609	35,796
Deferred tax liability	1,271	1,225
Accrued compensation costs	897	—
Long-term debt	20,701	21,772
Commitments and contingencies (Note 6)
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized at December 31, 2007 and June 30, 2007; 43,965,969 and 43,472,317 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	44	43
Additional paid-in capital	181,060	170,029
Retained earnings	21,315	4,066
Accumulated other comprehensive income	5,214	1,922

Total shareholders’ equity	207,633	176,060

Total liabilities and shareholders’ equity	$284,111	$234,853

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited) (in thousands, except share and per share data)
Revenue	$105,017	$64,034	$184,470	$114,037
Cost of revenue (1)	39,896	23,072	69,648	40,058
Technology and development expense (1)	11,124	6,430	20,232	11,948
Marketing and selling expense (1)	34,123	21,338	60,439	37,845
General and administrative expense (1)	8,076	4,670	15,445	9,448

Income from operations	11,798	8,524	18,706	14,738
Interest income	1,147	1,163	2,321	2,324
Other income (expense), net	100	58	98	(99)
Interest expense	421	482	856	944

Income from operations before income taxes	12,624	9,263	20,269	16,019
Income tax provision	1,455	951	2,220	1,659

Net income	$11,169	$8,312	$18,049	$14,360

Basic net income per share	$0.25	$0.20	$0.41	$0.34

Diluted net income per share	$0.24	$0.18	$0.39	$0.32

Weighted average common shares outstanding - basic	43,838,575	42,071,559	43,691,390	41,876,859

Weighted average common shares outstanding - diluted	46,313,960	45,202,495	46,056,567	44,925,124

(1) Share-based compensation cost is allocated as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited) (in thousands)
Cost of revenue	$210	$115	$345	$182
Technology and development expense	1,056	535	1,861	912
Marketing and selling expense	989	445	1,805	718
General and administrative expense	1,434	621	2,719	1,135

	$3,689	$1,716	$6,730	$2,947

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2007	2006
	(Unaudited)
	(in thousands)
Operating activities
Net income	$18,049	$14,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,068	6,271
Loss on disposal	50	286
Impairment loss on equipment	62	—
Share-based compensation expense	6,730	2,947
Deferred taxes	—	89
Changes in operating assets and liabilities:
Accounts receivable	1,344	(557)
Inventory	(1,176)	25
Prepaid expenses and other assets	(3,119)	(2,697)
Accounts payable	5,432	(2,195)
Accrued expenses and other current liabilities	13,590	5,932

Net cash provided by operating activities	52,030	24,461

Investing activities
Purchases of property, plant and equipment	(34,692)	(30,533)
Proceeds from sale of equipment	—	196
Purchases of marketable securities	(28,970)	(31,365)
Sales of marketable securities	32,597	27,480
Purchase of intangible assets	(1,250)	—
Capitalization of software and website development costs	(2,155)	(1,778)

Net cash used in investing activities	(34,470)	(36,000)

Financing activities
Proceeds from long-term debt	—	1,630
Repayments of long-term debt	(1,611)	(1,026)
Repurchase of shares and subsequent payment of withholding taxes in connection with vesting of restricted share units	(1,583)	—
Proceeds from issuance of common shares	5,822	3,256

Net cash provided by financing activities	2,628	3,860
Effect of exchange rate changes on cash	530	91

Net increase (decrease) in cash and cash equivalents	20,718	(7,588)
Cash and cash equivalents at beginning of period	69,464	64,653

Cash and cash equivalents at end of period	$90,182	$57,065

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), is the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, the Company offers a broad spectrum of products ranging from business cards, brochures, invitations and holiday cards to mailing and creative services. The Company focuses on serving the graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides graphic design services and printed products to the consumer market.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other period.

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

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the applicable fiscal periods. Diluted net income per share is computed using the treasury stock method. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Common share equivalents of 742,671 and 758,974 were excluded from the determination of potentially dilutive shares for the three and six months ended December 31, 2007, respectively, due to their anti-dilutive effect. Common share equivalents of 1,222,329 and 1,051,723 were excluded from the determination of potentially dilutive shares for the three and six months ended December 31 2006, respectively, due to their anti-dilutive effect.

The following table sets forth the computation of weighted-average shares used in computing basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted-average common shares outstanding - basic	43,838,575	42,071,559	43,691,390	41,876,859
Weighted-average common shares issuable upon exercise / vesting of outstanding share options/RSUs	2,475,385	3,130,936	2,365,177	3,048,265

Weighted-average common shares - diluted	46,313,960	45,202,495	46,056,567	44,925,124

Share-Based Compensation

During the three and six months ended December 31, 2007, the Company recorded share-based compensation costs of $3,689 and $6,730, respectively. During the three and six months ended December 31, 2006, the Company recorded share-based compensation costs of $1,716 and $2,947, respectively. Share-based compensation costs capitalized as part of software and website development costs were $148 and $245 for the three and six months ended December 31, 2007, respectively, and were $125 and $187 for the three and six months ended December 31, 2006, respectively.

At December 31, 2007, there was $46,180 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted, which represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the option in effect at the time of the grant. The fair value of option grants is recognized using the straight-line recognition method. Weighted-average assumptions used for option grants for the three and six month periods ended December 31, 2007 and 2006, respectively, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.75%	4.50%	4.21%	4.67%
Expected dividend yield	0%	0%	0%	0%
Expected life (years)	4.25	4.25	4.25	4.25
Expected volatility	55%	60%	55%	60%
Weighted average fair value of options granted	$22.20	$16.25	$16.60	$12.53

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not recognize any cumulative effect adjustments to retained earnings as a result of adopting FIN 48. As of June 30, 2007, the Company had unrecognized tax benefits of approximately $182 which will reduce the effective tax rate when recognized. There have been no significant changes to these amounts during the three or six months ended December 31, 2007. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. The amount of interest and penalties accrued upon adoption of FIN 48 and at December 31, 2007 was immaterial.

New Accounting Pronouncements

On July 1, 2007, the Company adopted, the Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. The Company adopted EITF 06-02 through a cumulative effect of a change in accounting principle adjustment to our beginning retained earnings. The adoption of EITF 06-02 resulted in additional accrued expenses and a reduction to retained earnings of $799.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows for the choice to measure certain financial instruments and certain other items at fair value. This allows a company to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. SFAS 141(R) also requires acquisition costs be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the requirements of FASB Statement 146, Accounting for Costs of Exit or Disposal Activities. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. Shareholders’ Equity

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s Initial Public Offering (“IPO’). As of December 31, 2007, there were options to purchase 2,152,505 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000- 2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

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

As of December 31, 2007, there were awards to purchase or acquire 2,907,043 common shares outstanding under the 2005 Plan, 392,417 common shares had been issued upon exercise of options granted under the 2005 Plan, and 3,720,022 common shares remained available for issuance under the 2005 Plan.

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

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards, subject to an annual increase through 2015 in shares available by an amount equal to the number of shares granted during the Company’s prior calendar year under the Directors’ Plan. In May 2007, the Company amended the Directors’ Plan to fix the aggregate number of shares issuable upon the exercise of options issued under the Directors’ Plan to an aggregate of 250,000 shares and to eliminate the annual increase in available shares. As of December 31, 2007, there were 37,988 options outstanding under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the six months ended December 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	4,424,927	$16.25
Granted	243,125	34.64
Exercised	(411,670)	14.14
Forfeited/cancelled	(5,539)	18.60

Outstanding at the end of the period	4,250,843	$17.50	7.85	$107,842

Vested or expected to vest at the end of the period	4,125,548	$17.34	7.83	105,337
Exercisable at the end of the period	1,555,194	$12.29	7.28	$47,520

The following table represents weighted average price and remaining contractual life information about significant option groups outstanding at December 31, 2007:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 – $12.00	1,098,271	6.98	$7.67	590,088	$6.25
$12.33	1,511,489	7.38	12.33	681,176	12.33
$16.93 – $23.31	753,773	8.54	22.87	207,555	22.70
$24.32 – $37.51	865,965	9.10	33.60	76,375	30.38
$46.18	11,345	9.84	46.18	—	—
$47.57	10,000	9.83	47.57	—	—

$1.11 – $47.57	4,250,843	7.85	$17.50	1,555,194	$12.29

A summary of the Company’s RSU activity and related information for the six months ended December 31, 2007 is as follows:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	609,260	$30.77
Granted	382,556	36.47
Vested and distributed	(123,453)	38.26
Forfeited/cancelled	(21,670)	35.78

Unvested at the end of the period	846,693	$32.13

During fiscal 2007, the Company began issuing RSUs as an additional form of equity compensation to its employees and officers, pursuant to the Company’s 2005 Equity Incentive Plan. During the six months ended December 31, 2007, the first tranche of these RSUs vested and 41,471 common shares at a fair market value of $1,583, were remitted by the employees to the Company in order to satisfy their minimum statutory tax withholding requirements and the shares were retired.

The Company had an aggregate of 3,932,034 common shares available for future award under its share-based compensation plans as of December 31, 2007.

The total fair value of shares vested during the three and six months ended December 31, 2007 was $3,459 and $8,314, respectively. The total intrinsic value of options exercised during the three and six months ended December 31, 2007 was $9,186 and $11,715, respectively. The total intrinsic value of options exercised during the three and six months ended December 31, 2006 was $10,212 and $17,473, respectively.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$11,169	$8,312	$18,049	$14,360
Unrealized gain on marketable securities	2	2	3	30
Change in cumulative foreign currency translation adjustments	1,431	634	3,289	583

Comprehensive income	$12,602	$8,948	$21,341	$14,973

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2007	June 30, 2007
Unrealized loss on marketable securities	$(10)	$(13)
Cumulative foreign currency translation adjustments	5,224	1,935

Accumulated other comprehensive income	$5,214	$1,922

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:
United States	$63,809	$42,494	$116,443	$77,377
Non-United States	41,208	21,540	68,027	36,660

Total revenues	$105,017	$64,034	$184,470	$114,037

	December 31, 2007	June 30, 2007
Long-lived assets:
Canada	$66,127	$57,209
Netherlands	57,224	40,570
Switzerland	128	—
Bermuda	11,330	8,024
United States	8,631	7,727
Jamaica	1,107	1,167
Spain	1,664	1,361

	$146,211	$116,058

6. Commitments and Contingencies

Purchase Commitments

At December 31, 2007, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $5,273 and to complete construction related to the expansion of printing facilities of approximately $4,485.

Legal Proceedings

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.

Overview

We are the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Since the launch of our website in May 2000, we have served over 12,000,000 paying customers in more than 120 countries. We offer a broad spectrum of products ranging from business cards, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate printing facilities in Windsor, Ontario, Canada and in Venlo, the Netherlands, we operate a customer design, sales and service center in Montego Bay, Jamaica, and a European marketing office in Barcelona, Spain, and we have a manufacturing research and development facility in Winterthur, Switzerland. Our U.S. technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue. For the three months ended December 31, 2007 and 2006, our revenue was $105.0 million and $64.0 million, respectively. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike printed products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the three months ended December 31, 2007 and 2006, we generated approximately $6.6 million and $4.4 million, respectively, of our revenue from these third-party referral fees. For the six months ended December 31, 2007 and 2006, we generated revenue of approximately $13.4 million and $8.7 million, respectively, from these third-party referral fees. While quarterly results may vary, we expect revenues from third-party referral fees as a percentage of total revenues to decline in the future. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue was 63% of total revenue for the three months ended December 31, 2007. To understand our revenue trends, we monitor several key metrics, including:

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

Income taxes. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica, Spain, Switzerland and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. Our Dutch, Canadian, Spanish, Swiss and American subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, these subsidiaries will each pay taxes in their respective jurisdictions.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.0%	36.0%	37.8%	35.1%
Technology and development expense	10.6%	10.1%	11.0%	10.5%
Marketing and selling expense	32.5%	33.3%	32.8%	33.2%
General and administrative expense	7.7%	7.3%	8.4%	8.3%

Income from operations	11.2%	13.3%	10.1%	12.9%
Interest income	1.1%	1.8%	1.3%	2.0%
Other income (expenses), net	0.1%	0.1%	0.1%	(0.1)%
Interest expense	0.4%	0.8%	0.5%	0.7%

Income from operations before income taxes	12.0%	14.5%	11.0%	14.1%

Income tax provision	1.4%	1.5%	1.2%	1.5%

Net income	10.6%	13.0%	9.8%	12.6%

Comparison of the Three and Six Month Periods Ended December 31, 2007 and 2006

	Three Months Ended December 31,			Six Months Ended December 31,
In thousands	2007	2006	2007-2006 % Change	2007	2006	2007-2006 % Change
Revenue	$105,017	$64,034	64%	$184,470	$114,037	62%
Cost of revenue	$39,896	$23,072	73%	$69,648	$40,058	74%
% of revenue	38.0%	36.0%		37.8%	35.1%

The increase in revenue from the three and six months ended December 31, 2006 as compared to the three and six months ended December 31, 2007 was primarily attributable to increases in website sales of our printed products. These increases include a favorable seasonal impact from increased holiday product sales. The overall revenue growth during this period was driven by an increase in website sessions and conversion rates and a positive impact from new product and service offerings. For the three and six months ended December 31, 2007, our website sessions grew by 55% and 59% to 53.0 million and 97.6 million. Our conversion rates increased to 5.4% for the three and six months ended December 31, 2007 compared to 4.9% and 5.2% for the same periods in 2006. For the three and six months ended December 31, 2007, the average order value of our shipments remained constant at $36 and $34, the same levels as achieved in the comparable periods in 2006. Revenue from repeat customers decreased to 63% of revenue for the three months ended December 31, 2007 compared to the same period in 2006. Revenue from repeat customers remained constant at 64% of revenue for the six months ended December 31, 2007 and 2006. Revenue from our non-United States websites accounted for 39% and 37% of total revenue for the three and six months ended December 31, 2007 compared to 34% and 32% for the same periods in 2006.

The increase in cost of revenue from the three and six months ended December 31, 2006 as compared to the three and six months ended December 31, 2007 was primarily attributable to the production costs associated with increased volume of shipments of printed products during these periods. The increase in the cost of revenue as a percentage of total revenue for the three and six months ended December 31, 2007 as compared to the same periods in the prior year was primarily driven by a shift in our overall product mix, which includes the impact of postage from our new mailing services offering which has a higher cost of revenue than the majority of our product and service offerings, a strong Canadian dollar which negatively impacted the labor costs of our Canadian print operations, and higher equipment depreciation costs.

	Three Months Ended December 31,			Six Months Ended December 31,
In thousands	2007	2006	2007-2006 % Change	2007	2006	2007-2006 % Change
Technology and development expense	$11,124	$6,430	73%	$20,232	$11,948	69%
% of revenue	10.6%	10.0%		11.0%	10.5%
Marketing and selling expense	$34,123	$21,338	60%	$60,439	$37,845	60%
% of revenue	32.5%	33.3%		32.8%	33.2%
General and administrative expense	$8,075	$4,670	73%	$15,446	$9,448	63%
% of revenue	7.7%	7.3%		8.4%	8.3%

The increase in our technology and development expenses of $4.7 million and $8.3 million for the three and six months ended December 31, 2007 as compared to the same periods in 2006 was primarily due to increased payroll and benefit costs of $2.8 million and $5.1 million and increased share-based compensation costs of $0.5 million and $0.9 million associated with increased employee hiring in our technology development and information technology support organizations. At December 31, 2007, we employed 213 employees in these organizations compared to 132 employees at December 31, 2006. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation expenses of $0.5 million and $1.0 million for the three and six months ended December 31, 2007 as compared to the same periods in 2006.

The increase in our marketing and selling expenses of $12.8 million and $22.6 million for the three and six months ended December 31, 2007 as compared to the same periods in 2006 was driven primarily by increases of $7.6 million and $13.2 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $2.3 million and $4.2 million and increased share-based compensation costs of $0.5 million and $1.1 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At December 31, 2007, we employed 511 employees in these organizations compared to 337 employees at December 31, 2006. In addition, payment processing fees paid to third-parties increased by $1.1 million and $1.9 million during the three and six months ended December 31, 2007 as compared to the same periods in 2006 due to increased order volumes.

The increase in our general and administrative expenses of $3.4 million and $6.0 million for the three and six months ended December 31, 2007 as compared to the same periods in 2006 was primarily due to increased payroll and benefit costs of $1.7 million and $2.9 million and increased share-based compensation costs of $0.8 million and $1.6 million resulting from the continued growth of our finance and human resource organizations, as well as increases in third party professional fees of $0.5 million and $0.7 million. The third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees. At December 31, 2007, we employed 111 employees in these organizations compared to 67 employees at December 31, 2006.

Interest income

Interest income remained approximately equivalent for the three and six months ended December 31, 2007 at $1.2 million and $2.3 million compared to the same periods in 2006.

Other income (expense), net

Other income (expense), net changed by $42,000 and $197,000 to $100,000 and $98,000 of income for the three and six months ended December 31, 2007 as compared to $58,000 of income and $99,000 of expense for the same periods in 2006. The changes were driven by currency exchange gains realized during the three and six months ended December 31, 2007.

Interest expense

Interest expense decreased by $0.1 million for the three and six months ended December 31, 2007 to $0.4 million and $0.9 million as compared to $0.5 million and $0.9 million for the same periods in 2006 due to a decrease in the outstanding principal on our bank loan obligations during these periods.

Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2007	2006	2007	2006
Income taxes:
Income tax provision	$1,455	$951	$2,220	$1,659
Effective tax rate	11.5%	10.3%	11.0%	10.4%

For the three and six months ended December 31, 2007 and 2006, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Canada and Spain. The taxable income for our United States, Dutch, Canadian and Spanish subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under transfer pricing agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable.

Net income

Our net income for the three months ended December 31, 2007 was $11.2 million or 10.6% of revenue compared to $8.3 million or 13.0% of revenue for the three months ended December 31, 2006. Our net income for the six months ended December 31, 2007 was $18.0 million or 9.8% of revenue compared to $14.4 million or 12.6% of revenue for the six months ended December 31, 2006

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Six Months Ended December 31,
	2007	2006
	(in thousands)
Capital expenditures	$(34,692)	$(30,533)
Development of software and website	(2,155)	(1,778)
Depreciation and amortization	11,068	6,271
Cash flows from operating activities	52,030	24,461
Cash flows used in investing activities	(34,470)	(36,000)
Cash flows from financing activities	2,628	3,860

At December 31, 2007, we had $125.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, commercial paper, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended December 31, 2007 was $52.0 million and consisted of net income of $18.0 million, positive adjustments for non-cash items of $17.9 million and $16.1 million provided by working capital and other activities. Adjustments for non-cash items included $11.1 million of depreciation and amortization expense on property and equipment and software and website development costs and $6.7 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $13.6 million in accrued expenses and other current liabilities, an increase of $5.4 million in accounts payable and a decrease of $1.4 million in accounts receivable offset by an increase of $3.1 million in prepaid expenses and other assets and an increase in inventory of $1.2 million.

Cash provided by operating activities in the six months ended December 31, 2006 was $24.5 million and consisted of net income of $14.4 million, positive adjustments for non-cash items of $9.6 million and $0.5 million provided by working capital and other activities. Adjustments for non-cash items primarily included $6.3 million of depreciation and amortization expense on property and equipment and software and website development costs and $2.9 million of share-based compensation expenses. The change in working capital and other activities primarily consisted of an increase of $5.9 million in accrued expenses and other current liabilities and an increase of $2.7 million in prepaid expenses and other assets. This was partially offset by a decrease of $2.2 million in accounts payable and an increase in accounts receivable of $0.6 million.

Investing Activities. Cash used in investing activities in the six months ended December 31, 2007 of $34.5 million was attributable primarily to capital expenditures of $34.7 million, acquisition of intangible assets representing the purchase of the vista.com domain name of $1.2 million, and capitalized software and website development costs of $2.2 million partially offset by net sales of marketable securities of $3.6 million. Capital expenditures of $16.1 million were related to the purchase of print production equipment for our printing facilities, $12.0 million were related to construction and land acquisition costs at our printing facilities and $6.6 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in the six months ended December 31, 2006 of $36.0 million was attributable primarily to net purchases of marketable securities of $3.9 million, capital expenditures of $30.5 million, and capitalized software and website development costs of $1.8 million. Capital expenditures of $21.0 million were related to the purchase of print production equipment for our printing facilities, $5.9 million were related to construction costs at our printing facilities and $3.6 million were related to purchases of information technology and facility related assets.

Financing Activities. Cash provided by financing activities in the six months ended December 31, 2007 of $2.6 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $5.8 million, partially offset by payments in connection with our bank loans of $1.6 million associated with the purchase of production assets for our printing facilities and the use of $1.6 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans.

Cash provided by financing activities in the six months ended December 31, 2006 of $3.9 million was primarily attributable to $3.3 million or proceeds related to the issuance of common shares pursuant to share option exercises and net borrowings from bank loans of $0.6 million associated with the purchase of production equipment and our Canadian printing facility.

Contractual Obligations

Contractual obligations at December 31, 2007 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (excluding interest)	$23,958	$3,257	$11,004	$5,294	$4,403
Operating lease obligations	45,202	4,446	9,622	9,816	21,318

Total	$69,160	$7,703	$20,626	$15,110	$25,721

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands-based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($92,000 at December 31, 2007), beginning October 1, 2004 and continuing through 2024. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At December 31, 2007, there was $6.2 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($74,000 at December 31, 2007), on April 1 of each year continuing through 2011. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At December 31, 2007, there was $0.9 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s “adjusted balance sheet” and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at December 31, 2007. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, on November 1 of each year continuing through 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At December 31, 2007, there was $8.3 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1 of each year and continuing through 2010. As of March 31, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At December 31, 2007, there was $8.6 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of December 31, 2007, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at December 31, 2007.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

In November 2007, VistaPrint Schweiz, GmbH, our Swiss subsidiary, entered into an operating lease for approximately 12,000 square feet of office space in Winterthur, Switzerland. The lease term for this space commenced on November 1, 2007 and expires on February 28, 2013. Future minimum rental payments under the lease are an aggregate of approximately 1.0 million Swiss francs ($0.9 million at December 31, 2007). The lease requires a security deposit in the form of a bank guarantee in the amount of 132,000 Swiss francs ($118,000 at December 31, 2007).

Purchase Commitments. At December 31, 2007, we had unrecorded commitments under contracts to purchase print production equipment and to complete construction related to the expansion of our printing facilities of approximately $9.8 million compared to approximately $14.9 million at June 30, 2007.

Recent Accounting Pronouncements

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not recognize any cumulative effect adjustments to retained earnings as a result of adopting FIN 48. As of June 30, 2007, the Company had unrecognized tax benefits of approximately $182 which will reduce the effective tax rate when recognized. There have been no significant changes to these amounts during the quarter ended December 31, 2007. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. The amount of interest and penalties accrued upon adoption of FIN 48 and at December 31, 2007 was immaterial.

On July 1, 2007, we adopted, the Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. We adopted EITF 06-02 through a cumulative effect of a change in accounting principle adjustment to our beginning retained earnings. The adoption of EITF 06-02 resulted in additional accrued expenses and a reduction to retained earnings of $0.8 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows for the choice to measure certain financial instruments and certain other items at fair value. This allows a company to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. SFAS 141(R) also requires acquisition costs be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the requirements of FASB Statement 146, Accounting for Costs of Exit or Disposal Activities. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended December 31, 2007 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At December 31, 2007, we had unrestricted cash and cash equivalents totaling $90.2 million and short-term investments totaling $34.8 million. These amounts were invested primarily in money market funds, commercial paper, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at December 31, 2007.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Swiss subsidiary, which operates a manufacturing research and development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. Our Dutch, Spanish and Swiss subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other income (expense), net. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in foreign currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other income (expense), net. Foreign currency transaction gains or losses included in other income (expense), net were not material for the three months ended December 31, 2007. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a fluctuation in foreign exchange rates of 10% for all currencies could be experienced in the near term. If the foreign currency exchange rates fluctuated by 10% at December 31, 2007, the fair value of our net monetary assets denominated in currencies other than the U.S dollar would have fluctuated by $1.7 million. A similar fluctuation in foreign exchange rates at December 31, 2006 would have resulted in an increase/decrease of $0.8 million in the fair value of our net monetary assets denominated in currencies other than the U.S. dollar.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At December 31, 2007, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2007 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, including purchased search results from online search engines, e-mail, telesales, and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also promote our products and special offers through e-mail, telesales and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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

Since our products and services are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenues. For this reason, a primary component of our business strategy is the continued promotion and strengthening of the VistaPrint brand. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products and services on the Internet, we face significant competition in the graphic design and printing markets from printing suppliers who also seek to establish strong brands. If we are unable to successfully promote the VistaPrint brand, we may fail to increase our revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts.

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and technology, graphic design operations, production operations, and customer service operations. We also redesign our websites from time to time to seek to attract customers to our websites. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation would be harmed and our efforts to develop VistaPrint as a trusted brand would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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

Based on the factors cited above, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common shares may fall.

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

In addition, we have in the past and may in the future choose to collaborate with certain of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and results of operations, such as through a retail in-store or web-based partner offering. It is possible, however, that such ventures will be unsuccessful and our competitive position and results of operations will be adversely affected as a result of such collaboration.

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

The satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, printing production facilities and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of our websites, reduced order fulfillment performance or interfere with customer service operations could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may experience temporary interruptions in our business operations for a variety of reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, and other events beyond our control. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

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

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers, we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue expansion of our marketing efforts and customer service outside of the United States and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, such as co-branded or partner-branded website and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

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

We have rapidly grown to approximately 1,200 permanent employees as of December 31, 2007. As of December 31, 2007, we also had over 170 temporary employees. As of December 31, 2007, we have website operations, offices, marketing, manufacturing research and development and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least seven countries and we expect the number of countries and offices from which we operate to continue to increase in the future.

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

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in seven different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, a marketing office in Barcelona, Spain, a manufacturing research and development facility in Winterthur, Switzerland, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months ended December 31, 2007, we derived 39% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include, among others:

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

For the three months ended December 31, 2007, we derived 61% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. The United States also has in the past imposed protectionist measures, such as tariffs, that limit free trade. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

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

As of December 31, 2007, we held 13 issued United States patents, two issued European patents and one issued French patent and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

For instance, in May 2007, VistaPrint Technologies Limited, our wholly-owned subsidiary, initiated litigation in the United States District Court for the District of Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by VistaPrint Technologies Limited, and since that time has expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants have denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. Similarly, in July 2006, VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to VistaPrint Technologies Limited’s infringement claim, print24 GmbH filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Courts’s ruling went into effect in early September 2007. print24’s nullification action against us in German Patent Court remains outstanding.

We sell our products and services primarily through our websites and our inability to acquire or maintain domain names for our websites could result in the loss of customers which would substantially harm our business and results of operations.

We sell our products and services primarily through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including VistaPrint.com and similar names with alternate URL names, such as .net, .de and .co.uk. Domain names generally are regulated by Internet regulatory bodies. If we are unable to use a domain name in a particular country, we would be forced to either purchase the domain name from the entity that owns or controls it, which we may not be able to do on commercially acceptable terms, or at all, incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Any of these results could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name VistaPrint in all of the countries in which we currently or intend to conduct business.

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

For the three months ended December 31, 2007, we derived approximately 6.3% of our revenues from order referral fees paid to us by third party merchants for customer click-throughs, order fulfillment and other forms of co-marketing arrangements. Some of these third party offers are for memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these membership discount programs have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future relating to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third party merchants. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

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

We expect that future developments in our business will result in a decline in the percentage of total revenues derived from third party referral programs and/or a decline in the absolute dollar value of such revenues. These declines could adversely affect our results of operations.

Historically we have generated a portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Over the next several years, we expect that a number of factors will contribute to a reduction in the amount of such referral fee-based revenues as a percentage of our total revenues and/or in the absolute dollar amount of such revenues. In particular, we expect such declines for membership rewards programs. Contributing factors include, among others: expected increases in non-U.S. product revenues that generate less membership rewards-based referral revenue on a percentage basis than our U.S.-based product revenue; the anticipated transition from partners that generate membership rewards-based referral revenue to partners that generate referral revenue by offering strategic business products and services to our small business customers; and anticipated future decisions to devote more of the space on our web sites to internal product and services offerings, which we expect will reduce the amount of space we allocate to referral fee-based offerings, particularly membership programs. If these alternative revenue sources generate less revenue or net income than we anticipate, our results of operations could be adversely affected.

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

In addition, under current credit card practices, we may be liable for fraudulent credit card transactions conducted on our websites, such as through the use of stolen credit card numbers, because we do not obtain a cardholder’s signature. To date, quarterly losses from credit card fraud have not exceeded 1% of total revenues in any quarter, but we continue to face the risk of significant losses from this type of fraud. Although we seek to maintain insurance to cover us against this risk, we cannot be certain that our coverage will be adequate to cover liabilities actually incurred as a result of such fraud or that insurance will continue to be available to us on economically reasonable terms, or at all. Our failure to limit fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

We are subject to payment-related risks.

We accept payments on our websites by a variety of methods, including credit card, debit card, and physical bank check. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud risk. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We are also subject to payment card association and similar operating rules and requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be materially adversely affected.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

As of December 31, 2007, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 annual general meeting of shareholders on November 2, 2007. Our shareholders approved each of the following proposals by the votes specified below.

Proposal 1 – To elect two members to our Board of Directors to serve as Class II Directors for a term of three years.

Nominee	Votes For	Votes Withheld
Louis Page	24,206,466	8,075,235
Richard T. Riley	24,799,334	7,482,367

The terms of office of the following directors who were not up for re-election at our 2007 annual general meeting of shareholders, continued after our 2007 annual general meeting of shareholders: Daniel Ciporin, John J. Gavin, Jr., Robert S. Keane, and George Overholser.

Proposal 2 – To ratify and approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

Votes For	Votes Against	Abstain	Broker Non-Votes
32,014,729	262,367	4,605	—

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Non-Employee Director Share Option Plan

10.2*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.3*	Form of Restricted Share Unit Agreement under Amended and Restated 2005 Equity Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 31, 2008

VISTAPRINT LIMITED

By:	/s/ HARPREET GREWAL
Harpreet Grewal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Non-Employee Director Share Option Plan

10.2*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.3*	Form of Restricted Share Unit Agreement under Amended and Restated 2005 Equity Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement