Form 10-Q
period 2008-03-31
VISTAPRINT LTD
filed 2008-04-30
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2008, there were outstanding 44,145,286 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(Unaudited) (In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$98,576	$69,464
Marketable securities	28,151	38,578
Accounts receivable, net of allowances of $191 and $148 at March 31, 2008 and June 30, 2007, respectively	6,470	4,647
Inventory	2,098	1,144
Prepaid expenses and other current assets	7,544	4,962

Total current assets	142,839	118,795
Property, plant and equipment, net	146,875	106,192
Software and web site development costs, net	4,876	3,841
Patents	1,173	1,277
Deposits, image licenses and other non-current assets	7,716	4,748

Total assets	$303,479	$234,853

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$8,427	$9,445
Accrued expenses	40,130	22,403
Deferred revenue	2,139	746
Current portion of long-term debt	3,304	3,202

Total current liabilities	54,000	35,796
Deferred tax liability	1,312	1,225
Accrued compensation costs	1,015	—
Long-term debt	20,337	21,772
Commitments and contingencies (Note 6)
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized; 44,131,331 and 43,472,317 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	44	43
Additional paid-in capital	185,770	170,029
Retained earnings	32,768	4,066
Accumulated other comprehensive income	8,233	1,922

Total shareholders’ equity	226,815	176,060

Total liabilities and shareholders’ equity	$303,479	$234,853

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited) (in thousands, except share and per share data)
Revenue	$105,779	$69,348	$290,249	$183,384
Cost of revenue (1)	40,960	24,168	110,607	64,227
Technology and development expense (1)	11,390	7,158	31,623	19,105
Marketing and selling expense (1)	33,732	23,589	94,170	61,433
General and administrative expense (1)	8,581	6,991	24,027	16,439

Income from operations	11,116	7,442	29,822	22,180
Interest income	1,057	1,181	3,378	3,505
Other income, net	669	100	766	3
Interest expense	404	446	1,260	1,391

Income from operations before income taxes	12,438	8,277	32,706	24,297
Income tax provision	985	892	3,204	2,551

Net income	$11,453	$7,385	$29,502	$21,746

Basic net income per share	$0.26	$0.17	$0.67	$0.52

Diluted net income per share	$0.25	$0.16	$0.64	$0.48

Weighted average common shares outstanding - basic	44,062,407	42,744,295	43,815,062	42,166,004

Weighted average common shares outstanding - diluted	46,002,304	45,794,099	46,038,479	45,214,782

(1)	Share-based compensation cost is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited) (in thousands)
Cost of revenue	$248	$123	$593	$305
Technology and development expense	1,005	586	2,865	1,499
Marketing and selling expense	879	413	2,685	1,131
General and administrative expense	1,392	812	4,110	1,947

	$3,524	$1,934	$10,253	$4,882

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2008	2007
	(Unaudited) (in thousands)
Operating activities
Net income	$29,502	$21,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,769	10,304
Loss on disposal	50	357
Impairment loss on equipment	62	1,013
Share-based compensation expense	10,253	4,882
Deferred taxes	—	134
Changes in operating assets and liabilities:
Accounts receivable	(1,625)	(2,066)
Inventory	(860)	199
Prepaid expenses and other assets	(4,231)	(4,095)
Accounts payable	2,219	833
Accrued expenses and other current liabilities	15,924	9,685

Net cash provided by operating activities	69,063	42,992

Investing activities
Purchases of property, plant and equipment	(48,889)	(45,013)
Proceeds from sale of equipment	—	256
Purchases of marketable securities	(45,761)	(48,700)
Sales of marketable securities	55,942	42,660
Purchase of intangible assets	(1,250)	—
Capitalization of software and website development costs	(3,999)	(2,944)

Net cash used in investing activities	(43,957)	(53,741)

Financing activities
Proceeds from long-term debt	—	1,630
Repayments of long-term debt	(2,425)	(1,820)
Repurchase of shares and subsequent payment of withholding taxes in connection with vesting of restricted share units	(2,228)	—
Tax benefits derived from share-based compensation awards	185	—
Proceeds from issuance of common shares	7,364	10,185

Net cash provided by financing activities	2,896	9,995
Effect of exchange rate changes on cash	1,110	(43)

Net increase (decrease) in cash and cash equivalents	29,112	(797)
Cash and cash equivalents at beginning of period	69,464	64,653

Cash and cash equivalents at end of period	$98,576	$63,856

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or for any other period.

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

Marketable Securities

As of March 31, 2008, approximately $3.9 million of the Company’s short term investments were invested in auction rate securities as compared to $16.9 million at June 30, 2007. These auction rate securities are collateralized by portfolios of AAA and Aaa municipal obligations. Through the three months ended March 31, 2008, certain auctions relating to the Company’s holdings have failed resulting in the Company continuing to hold these securities and the issuers paying the maximum rate which has been reset due to the failure of the auction. The high reset rates have caused a portion of the Company’s holdings to be called by issuers during the three months ended March 31, 2008. The Company believes the reset rates have provided sufficient incentive to security issuers to address this lack of liquidity in the near term. The Company has the intent and the ability to hold these investments until the anticipated recovery period which it believes will be less than twelve months. The Company will continue to monitor and evaluate these investments on a quarterly basis for impairment or the need to reclassify as long-term investments.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the applicable fiscal periods. Diluted net income per share is computed using the treasury stock method. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Common share equivalents of 971,596 and 795,268 were excluded from the determination of potentially dilutive shares for the three and nine months ended March 31, 2008, respectively, due to their anti-dilutive effect. Common share equivalents of 360,895 and 1,112,761 were excluded from the determination of potentially dilutive shares for the three and nine months ended March 31 2007, respectively, due to their anti-dilutive effect.

The following table sets forth the computation of weighted-average shares used in computing basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted-average common shares outstanding - basic	44,062,407	42,744,295	43,815,062	42,166,004
Weighted-average common shares issuable upon exercise / vesting of outstanding share options/RSUs	1,939,897	3,049,804	2,223,417	3,048,778

Weighted-average common shares - diluted	46,002,304	45,794,099	46,038,479	45,214,782

Share-Based Compensation

During the three and nine months ended March 31, 2008, the Company recorded share-based compensation costs of $3,524 and $10,253, respectively. During the three and nine months ended March 31, 2007, the Company recorded share-based compensation costs of $1,934 and $4,882, respectively. Share-based compensation costs capitalized as part of software and website development costs were $222 and $467 for the three and nine months ended March 31, 2008, respectively, and were $126 and $350 for the three and nine months ended March 31, 2007, respectively.

At March 31, 2008, there was $43,584 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.0 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted, which represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected life of the option in effect at the time of the grant. The fair value of option grants is recognized using the straight-line recognition method. Weighted-average assumptions used for option grants for the three and nine month periods ended March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Risk-free interest rate	—	—	4.21%	4.67%
Expected dividend yield	—	—	0%	0%
Expected life (years)	—	—	4.25	4.25
Expected volatility	—	—	55%	60%
Weighted average fair value of options granted	—	—	$16.60	$12.53

The Company granted no options during the three months ended March 31, 2008 and 2007.

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company did not recognize any cumulative effect adjustments to retained earnings as a result of adopting FIN 48. As of June 30, 2007, the Company had unrecognized tax benefits of approximately $182 which will reduce the effective tax rate when recognized. There have been no significant changes to these amounts during the three or nine months ended March 31, 2008. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. The amount of interest and penalties accrued upon adoption of FIN 48 and at March 31, 2008 was immaterial.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. Shareholders’ Equity

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s Initial Public Offering (“IPO”). As of March 31, 2008, there were options to purchase 2,041,784 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000- 2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

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

As of March 31, 2008, there were awards to purchase or acquire 2,841,684 common shares outstanding under the 2005 Plan, 545,971 common shares had been issued upon exercise of options granted under the 2005 Plan, and 3,690,889 common shares remained available for issuance under the 2005 Plan.

While the Company may grant options to employees, officers, non-employee directors, consultants and advisors that become exercisable at different times or within different periods, the Company has generally granted options to employees, officers, consultants and advisors that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. In addition, the Company has generally granted awards to non-employee directors that are exercisable on a cumulative basis, with 8.33% exercisable each quarter. The requisite service period is normally four years for employees and officers and three years for non-employee directors. The contractual life of the options is ten years.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company initially reserved 250,000 shares for such awards, subject to an annual increase through 2015 in shares available by an amount equal to the number of shares granted during the Company’s prior calendar year under the Directors’ Plan. In May 2007, the Company amended the Directors’ Plan to fix the aggregate number of shares issuable upon the exercise of options issued under the Directors’ Plan to an aggregate of 250,000 shares and to eliminate the annual increase in available shares. As of March 31, 2008, there were 37,988 options outstanding under the Directors’ Plan.

A summary of the Company’s share option activity and related information for the nine months ended March 31, 2008 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	4,424,927	$16.25
Granted	243,125	34.64
Exercised	(545,971)	13.49
Forfeited/cancelled	(18,509)	21.68

Outstanding at the end of the period	4,103,572	$17.68	7.62	$71,962

Vested or expected to vest at the end of the period	3,998,301	$17.51	7.61	$70,766
Exercisable at the end of the period	1,736,905	$12.69	7.10	$38,690

The following table represents weighted average price and remaining contractual life information about significant option groups outstanding at March 31, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $12.00	1,042,509	6.76	$7.74	636,419	$6.53
$12.33	1,443,466	7.16	12.33	754,642	12.33
$16.93 - $23.31	744,964	8.29	22.87	250,083	22.71
$24.32 - $37.51	851,288	8.84	33.65	94,816	30.23
$46.18	11,345	9.59	46.18	945	46.18
$47.57	10,000	9.59	47.57	—	—

$1.11 - $47.57	4,103,572	7.62	$17.68	1,736,905	$12.69

A summary of the Company’s RSU activity and related information for the nine months ended March 31, 2008 is as follows:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	609,260	$30.77
Granted	424,166	36.27
Vested and distributed	(172,271)	37.81
Forfeited/cancelled	(43,271)	35.13

Unvested at the end of the period	817,884	$31.91

During fiscal 2007, the Company began issuing RSUs as a form of equity compensation to its employees and officers, pursuant to the Company’s 2005 Equity Incentive Plan. During the nine months ended March 31, 2008, the first tranche of these RSUs vested and 59,228 common shares with a fair market value of $2,228 were remitted by employees to the Company in order to satisfy their minimum statutory tax withholding requirements and the shares were retired.

The Company had an aggregate of 3,902,911 common shares available for future award under its share-based compensation plans as of March 31, 2008.

The total fair value of shares vested during the three and nine months ended March 31, 2008 was $2,586 and $10,899, respectively. The total intrinsic value of options exercised during the three and nine months ended March 31, 2008 was $3,409 and $15,125, respectively. The total intrinsic value of options exercised during the three and nine months ended March 31, 2007 was $25,010 and $42,483, respectively.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$11,453	$7,385	$29,502	$21,746
Unrealized gain on marketable securities	67	7	70	38
Change in cumulative foreign currency translation adjustments	2,952	403	6,241	986

Comprehensive income	$14,472	$7,795	$35,813	$22,770

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2008	June 30, 2007
Unrealized gain (loss) on marketable securities	$57	$(13)
Cumulative foreign currency translation adjustments	8,176	1,935

Accumulated other comprehensive income	$8,233	$1,922

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:
United States	$65,107	$46,842	$181,661	$124,219
Non-United States	40,672	22,506	108,588	59,165

Total revenues	$105,779	$69,348	$290,249	$183,384

	March 31, 2008	June 30, 2007
Long-lived assets:
Canada	$67,848	$57,209
Netherlands	66,303	40,570
Switzerland	1,486	—
Bermuda	12,324	8,024
United States	9,673	7,727
Jamaica	1,017	1,167
Spain	1,989	1,361

	$160,640	$116,058

6. Commitments and Contingencies

Purchase Commitments

At March 31, 2008, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $5,406 and to complete construction related to the expansion of printing facilities of approximately $794.

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

VistaPrint is involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of such a proceeding could, depending on its amount and timing, materially affect results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

Overview

We are the leading online supplier of high-quality graphic design services and customized printed products to small businesses and consumers worldwide. Since the launch of our website in May 2000, we have served over 13,000,000 paying customers in more than 120 countries, including approximately 4.1 million customers during our fiscal year ended June 30, 2007. We offer a broad spectrum of products ranging from business cards, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate printing facilities in Windsor, Ontario, Canada and Venlo, the Netherlands, we operate a customer design, sales and service center in Montego Bay, Jamaica, and a European marketing office in Barcelona, Spain, and we have a manufacturing research and development facility in Winterthur, Switzerland. Our U.S. technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue. For the three months ended March 31, 2008 and 2007, our revenue was $105.8 million and $69.3 million, respectively. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike printed products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the three months ended March 31, 2008 and 2007, we generated approximately $7.1 million and $5.8 million, respectively, of our revenue from these third-party referral fees. For the nine months ended March 31, 2008 and 2007, we generated revenue of approximately $20.6 million and $14.5 million, respectively, from these third-party referral fees. While quarterly results may vary, we expect revenues from third-party referral fees as a percentage of total revenues to decline in the future. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue was 64% of total revenue for the three months ended March 31, 2008. To understand our revenue trends, we monitor several key metrics, including:

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

Cost of Revenue. Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, postage and shipping costs and other miscellaneous related costs of products sold by us.

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

Other income, net. Other income, net primarily consists of gains from foreign currency transactions.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.7%	34.9%	38.1%	35.0%
Technology and development expense	10.8%	10.3%	10.9%	10.4%
Marketing and selling expense	31.9%	34.0%	32.4%	33.5%
General and administrative expense	8.1%	10.1%	8.3%	9.0%

Income from operations	10.5%	10.7%	10.3%	12.1%
Interest income	1.0%	1.7%	1.2%	1.9%
Other income, net	0.6%	0.1%	0.2%	0.0%
Interest expense	0.4%	0.6%	0.4%	0.8%

Income from operations before income taxes	11.7%	11.9%	11.3%	13.2%

Income tax provision	0.9%	1.3%	1.1%	1.3%

Net income	10.8%	10.6%	10.2%	11.9%

Comparison of the Three and Nine Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,			Nine Months Ended March 31,
In thousands	2008	2007	2008-2007 % Change	2008	2007	2008-2007 % Change
Revenue	$105,779	$69,348	53%	$290,249	$183,384	58%
Cost of revenue	$40,960	$24,168	69%	$110,607	$64,227	72%
% of revenue	38.7%	34.9%		38.1%	35.0%

The increase in revenue from the three and nine months ended March 31, 2007 as compared to the three and nine months ended March 31, 2008 was primarily attributable to increases in website sales of our printed products. The overall revenue growth during this period was driven by an increase in website sessions and conversion rates and a positive impact from new product and service offerings. In addition, for the three and nine months ended March 31, 2008, non-United States revenue was positively impacted by 5.9% and 5.6% resulting from a weaker U.S. dollar as compared to the prior fiscal year periods. For the three and nine months ended March 31, 2008, our website sessions grew by 36% and 51% to 47.6 million and 145.2 million. Our conversion rates increased to

6.4% and 5.7% for the three and nine months ended March 31, 2008 compared to 5.6% and 5.4% for the same periods in 2007. For the three and nine months ended March 31, 2008, the average order value of our shipments remained constant at approximately $33, the same levels as achieved in the comparable periods in 2007. Revenue from repeat customers increased to 64% of revenue for the three and nine months ended March 31, 2008 compared to 63% for the same periods in 2007. Revenue from our non-United States websites accounted for 38% and 37% of total revenue for the three and nine months ended March 31, 2008 compared to 32% for each of the same periods in 2007.

The increase in cost of revenue from the three and nine months ended March 31, 2007 as compared to the three and nine months ended March 31, 2008 was primarily attributable to the production costs associated with increased volume of shipments of printed products during these periods. The increase in the cost of revenue as a percentage of total revenue for the three and nine months ended March 31, 2008 as compared to the same periods in the prior year was primarily driven by a shift in our overall product mix, which includes the impact of postage from our mailing services offering which has a higher cost of revenue than the majority of our product and service offerings, a strong Canadian dollar which negatively impacted the raw material and labor costs of our Canadian print operations, and higher equipment depreciation costs.

	Three Months Ended March 31,			Nine Months Ended March 31,
In thousands	2008	2007	2008-2007 % Change	2008	2007	2008-2007 % Change
Technology and development expense	$11,390	$7,158	59%	$31,623	$19,105	66%
% of revenue	10.8%	10.3%		10.9%	10.4%
Marketing and selling expense	$33,732	$23,589	43%	$94,170	$61,433	53%
% of revenue	31.9%	34.0%		32.4%	33.5%
General and administrative expense	$8,581	$6,991	23%	$24,027	$16,439	46%
% of revenue	8.1%	10.1%		8.3%	9.0%

The increase in our technology and development expenses of $4.2 million and $12.5 million for the three and nine months ended March 31, 2008 as compared to the same periods in 2007 was primarily due to increased payroll and benefit costs of $2.6 million and $7.7 million and increased share-based compensation costs of $0.4 million and $1.4 million associated with increased employee hiring in our technology development and information technology support organizations. At March 31, 2008, we employed 231 employees in these organizations compared to 156 employees at March 31, 2007. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation expenses of $0.5 million and $1.5 million for the three and nine months ended March 31, 2008 as compared to the same periods in 2007.

The increase in our marketing and selling expenses of $10.1 million and $32.7 million for the three and nine months ended March 31, 2008 as compared to the same periods in 2007 was driven primarily by increases of $5.9 million and $19.1 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $1.6 million and $5.8 million and increased share-based compensation costs of $0.5 million and $1.6 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At March 31, 2008, we employed 531 employees in these organizations compared to 389 employees at March 31, 2007. In addition, payment processing fees paid to third-parties increased by $1.0 million and $2.8 million during the three and nine months ended March 31, 2008 as compared to the same periods in 2007 due to increased order volumes.

The increase in our general and administrative expenses of $1.6 million and $7.6 million for the three and nine months ended March 31, 2008 as compared to the same periods in 2007 was primarily due to increased payroll and benefits-related costs of $1.4 million and $4.3 million and increased share-based compensation costs of $0.6 million and $2.2 million resulting from the continued growth of our finance and human resource organizations, partially offset by decreases in third party professional fees of $0.8 million and $0.1 million. The third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees. At March 31, 2008, we employed 125 employees in these organizations compared to 82 employees at March 31, 2007.

Interest income

Interest income remained approximately equivalent for the three and nine months ended March 31, 2008 at $1.1 million and $3.4 million compared to the same periods in 2007.

Other income, net

Other income, net changed by $569,000 and $763,000 to $669,000 and $766,000 of income for the three and nine months ended March 31, 2008 as compared to $100,000 and $3,000 of income for the same periods in 2007. The changes were driven by currency exchange gains realized during the three and nine months ended March 31, 2008.

Interest expense

Interest expense decreased by $42,000 and $131,000 for the three and nine months ended March 31, 2008 to $0.4 million and $1.3 million as compared to $0.4 million and $1.4 million for the same periods in 2007 due to a decrease in the outstanding principal on our bank loan obligations during these periods.

Income tax provision

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2008	2007	2008	2007
Income taxes:
Income tax provision	$985	$892	$3,204	$2,551
Effective tax rate	7.9%	10.8%	9.8%	10.5%

For the three and nine months ended March 31, 2008 and 2007, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Canada and Spain. The taxable income for our United States, Dutch, Canadian and Spanish subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under transfer pricing agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable.

The effective tax rates for the three and nine months ended March 31, 2008 are lower than the effective tax rates for the three and nine months ended March 31, 2007, primarily as a result of a favorable benefit from filing our United States fiscal year 2007 tax return.

Net income

Our net income for the three months ended March 31, 2008 was $11.5 million or 10.8% of revenue compared to $7.4 million or 10.6% of revenue for the three months ended March 31, 2007. Our net income for the nine months ended March 31, 2008 was $29.5 million or 10.2% of revenue compared to $21.7 million or 11.9% of revenue for the nine months ended March 31, 2007.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Nine Months Ended March 31,
	2008	2007
	(in thousands)
Capital expenditures	$(48,889)	$(45,013)
Development of software and website	(3,999)	(2,944)
Depreciation and amortization	17,769	10,304
Cash flows from operating activities	69,063	42,992
Cash flows used in investing activities	(43,957)	(53,741)
Cash flows from financing activities	2,896	9,995

At March 31, 2008, we had $126.7 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised primarily of money market funds, commercial paper, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

As of March 31, 2008, approximately $3.9 million, of our short term investments were invested in auction rate securities as compared to $16.9 million at June 30, 2007. These auction rate securities are collateralized by portfolios of AAA and Aaa municipal obligations. Through the three months ended March 31, 2008, certain auctions relating to our holdings have failed resulting in our continuing to hold these securities and the issuers paying the maximum rate which has been reset due to the failure of the auction. The high reset rates have caused a portion of our holdings to be called by issuers during the three months ended March 31, 2008. We believe the reset rates have provided sufficient incentive to security issuers to address this lack of liquidity in the near term. We have the intent and the ability to hold these investments until the anticipated recovery period which we believe will be less than twelve months. We will continue to monitor and evaluate these investments on a quarterly basis for impairment or the need to reclassify as long-term investments.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended March 31, 2008 was $69.1 million and consisted of net income of $29.5 million, positive adjustments for non-cash items of $28.1 million and $11.4 million provided by working capital and other activities. Adjustments for non-cash items included $17.8 million of depreciation and amortization expense on property and equipment and software and website development costs and $10.3 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $15.9 million in accrued expenses and other current liabilities, an increase of $2.2 million in accounts payable, offset by an increase of $1.6 million in accounts receivable, an increase of $4.2 million in prepaid expenses and other assets and an increase in inventory of $0.9 million.

Cash provided by operating activities in the nine months ended March 31, 2007 was $43.0 million and consisted of net income of $21.8 million, positive adjustments for non-cash items of $16.7 million and $4.5 million provided by working capital and other activities. Adjustments for non-cash items primarily included $10.3 million of depreciation and amortization expense on property and equipment and software and website development costs and $4.9 million of share-based compensation expenses. The change in working capital and other activities primarily consisted of an increase of $9.7 million in accrued expenses and other current liabilities and an increase of $4.1 million in prepaid expenses and other assets. This was partially offset by an increase in accounts receivable of $2.1 million.

Investing Activities. Cash used in investing activities in the nine months ended March 31, 2008 of $44.0 million was attributable primarily to capital expenditures of $48.9 million, acquisition of intangible assets representing the purchase of the vista.com domain name of $1.3 million, and capitalized software and website development costs of $4.0 million partially offset by net sales of marketable securities of $10.2 million. Capital expenditures of $18.3 million were related to the purchase of print production equipment for our printing facilities, $19.0 million were related to construction and land acquisition costs at our printing facilities and $11.6 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in the nine months ended March 31, 2007 of $53.7 million was attributable primarily to net purchases of marketable securities of $6.0 million, capital expenditures of $45.0 million, and capitalized software and website development costs of $2.9 million. Capital expenditures of $26.6 million were related to the purchase of print production equipment for our printing facilities, $11.1 million were related to construction costs at our printing facilities and $7.3 million were related to purchases of information technology and facility related assets.

Financing Activities. Cash provided by financing activities in the nine months ended March 31, 2008 of $2.9 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $7.4 million, partially offset by payments in connection with our bank loans of $2.4 million associated with the purchase of production assets for our printing facilities and the use of $2.2 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans.

Cash provided by financing activities in the nine months ended March 31, 2007 of $10.0 million was primarily attributable to $10.2 million of proceeds related to the issuance of common shares pursuant to share option exercises, partially offset by net payments on bank loans of $0.2 million associated with the purchase of production equipment and our Canadian and Dutch printing facilities.

Contractual Obligations

Contractual obligations at March 31, 2008 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (excluding interest)	$23,641	$3,304	$14,154	$1,581	$4,602
Operating lease obligations	44,461	4,669	9,789	9,881	20,122

Total	$68,102	$7,973	$23,943	$11,462	$24,724

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands-based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($99,000 at March 31, 2008), beginning October 1, 2004 and continuing through 2024. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At March 31, 2008, there was $6.5 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($79,000 at March 31, 2008), on April 1 of each year continuing through 2011. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At March 31, 2008, there was $0.9 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s “adjusted balance sheet” and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at March 31, 2008. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, on November 1 of each year continuing through 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At March 31, 2008, there was $8.0 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1 of each year and continuing through 2010. As of March 31, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At March 31, 2008, there was $8.2 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of March 31, 2008, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at March 31, 2008.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

In November 2007, VistaPrint Schweiz, GmbH, our Swiss subsidiary, entered into an operating lease for approximately 12,000 square feet of office space in Winterthur, Switzerland. The lease term for this space commenced on November 1, 2007 and expires on February 28, 2013. Future minimum rental payments under the lease are an aggregate of approximately 1.0 million Swiss francs ($1.0 million at March 31, 2008). The lease requires a security deposit in the form of a bank guarantee in the amount of 132,000 Swiss francs ($130,000 at March 31, 2008).

Purchase Commitments. At March 31, 2008, we had unrecorded commitments under contracts to purchase print production equipment and to complete construction related to the expansion of our printing facilities of approximately $6.2 million compared to approximately $14.9 million at June 30, 2007.

Recent Accounting Pronouncements

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We did not recognize any cumulative effect adjustments to retained earnings as a result of adopting FIN 48. As of June 30, 2007, we had unrecognized tax benefits of approximately $182 which will reduce the effective tax rate when recognized. There have been no significant changes to these amounts during the quarter ended March 31, 2008. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. The amount of interest and penalties accrued upon adoption of FIN 48 and at March 31, 2008 was immaterial.

On July 1, 2007, we adopted the Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. We adopted EITF 06-02 through a cumulative effect of a change in accounting principle adjustment to our beginning retained earnings. The adoption of EITF 06-02 resulted in additional accrued expenses and a reduction to retained earnings of $0.8 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows for the choice to measure certain financial instruments and certain other items at fair value. This allows a company to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. SFAS 141(R) also requires acquisition costs be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the requirements of FASB Statement 146, Accounting for Costs of Exit or Disposal Activities. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended March 31, 2008 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At March 31, 2008, we had unrestricted cash and cash equivalents totaling $98.6 million and short-term investments totaling $28.2 million. These amounts were invested primarily in money market funds, commercial paper, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at March 31, 2008.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue and profits. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Swiss subsidiary, which operates a manufacturing research and development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. Our Dutch, Spanish and Swiss subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. All other international subsidiaries have the U.S. dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other income (expense), net on the statement of income. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in foreign currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other income (expense), net on the statement of income. We had net foreign currency transaction gains included in other income of $0.7 million for the three months ended March 31, 2008. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that a fluctuation in foreign exchange rates of 10% for all currencies could be experienced in the near term. If the foreign currency exchange rates fluctuated by 10% at March 31, 2008, the fair value of our net monetary assets denominated in currencies other than the U.S dollar would have fluctuated by $2.1 million. A similar fluctuation in foreign exchange rates at March 31, 2007 would have resulted in an increase/decrease of $1.2 million in the fair value of our net monetary assets denominated in currencies other than the U.S. dollar.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At March 31, 2008, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at March 31, 2008 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities despite our belief that our commercial e-mail solicitations comply with all applicable laws. In the future, our other Internet protocol addresses may also be listed with one or more blacklisting entities. We may not be successful in convincing the blacklisting entities to remove us from their lists. Although the blacklisting we have experienced in the past has not had a significant impact on our ability to operate our websites or to send commercial e-mail solicitations, it has, from time to time, interfered with our ability to send operational e-mails-such as password reminders, invoices and electronically delivered products—to customers and others. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, all of which could have a material negative impact on our business and results of operations.

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

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers, we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue expansion of our marketing efforts and customer service outside of North America and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, such as co-branded or partner-branded website and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our Chairman, President and Chief Executive Officer, Janet Holian, our Chief Marketing Officer, Wendy Cebula, our Chief Operating Officer, and Harpreet Grewal, our Chief Financial Officer. None of these executives is a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these key employees may significantly delay or prevent the achievement of our business objectives. Although we have generally been successful in our recruiting efforts to date, we face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 1,300 permanent employees as of March 31, 2008. As of March 31, 2008, we also had over 210 temporary employees. As of March 31, 2008, we have website operations, offices, marketing, manufacturing research and development and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in at least seven countries and we expect the number of countries and offices from which we operate to continue to increase in the future.

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

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in seven different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, a marketing office in Barcelona, Spain, a manufacturing research and development facility in Winterthur, Switzerland, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months ended March 31, 2008, we derived 38% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. We also have limited experience in confronting and addressing the risks and challenges we face in operating in several countries. These risks and challenges include, among others:

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

For the three months ended March 31, 2008, we derived 62% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our Windsor, Ontario facility. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. The United States also has in the past imposed protectionist measures, such as tariffs, that limit free trade. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

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

As of March 31, 2008, we held 16 issued United States patents, two issued European patents and one issued French patent and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of our European patent relating to certain downloadable document design programs and methods were filed in 2005 and remain pending. Any such claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

For the three months ended March 31, 2008, we derived approximately 6.7% of our revenues from order referral fees paid to us by third party merchants for customer click-throughs, order fulfillment and other forms of co-marketing arrangements. Some of these third party offers are for memberships in discount programs or similar promotions to customers who have purchased products from us and we receive a payment from the third party for every customer that accepts the promotion. Certain of these membership discount programs have been the subject of consumer complaints and litigation alleging that their enrollment and billing practices violate various consumer protection laws or are otherwise deceptive. For example, various state attorney generals have brought consumer fraud lawsuits against certain of these third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before billing the consumers’ bank account or credit card. Some consumers have brought individual or class action complaints alleging similar misconduct. We have from time to time received complaints from customers regarding these programs. Claims or actions that may be brought against us in the future relating to these relationships could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. In addition, through these relationships, we offer promotions and memberships that are branded as VistaPrint promotions and memberships which could result in an increased likelihood of our becoming involved in litigation or claims brought against these third party merchants. Even if we were successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a termination of these relationships could have a negative impact on our brand, revenues and profitability.

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

VistaPrint Limited is organized in Bermuda and conducts business through operations within Bermuda. Bermuda does not currently impose income taxes on our operations. Management services for VistaPrint Limited are provided to VistaPrint Limited by employees of our United States subsidiary, who are all based in the United States. We have endeavored to structure our business so that all of our non-Bermuda operations are carried out by our local subsidiaries and VistaPrint Limited’s business income is, in general, not subject to tax in these non-Bermuda jurisdictions, such as Jamaica, the United States, Canada, Spain, Switzerland or the Netherlands. VistaPrint Limited has filed tax returns on the basis that it is not engaged in business in these non-Bermuda jurisdictions. Many countries’ tax laws, including but not limited to United States tax law, do not clearly define activities that constitute being engaged in a business in that country. The tax authorities in these countries could contend that some or all of VistaPrint Limited’s income should be subject to income or other tax or subject to withholding tax. If VistaPrint Limited’s income is taxed in jurisdictions other than Bermuda, such taxes will increase our effective tax rate and adversely affect our results of operations.

United States corporations are subject to United States federal income tax on the basis of their worldwide income. Non-U.S. corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, non-U.S. corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The amalgamation of our predecessor U.S. corporation with VistaPrint Limited occurred in April 2002. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a non-U.S. corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the United States Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. Furthermore, at various times during the last few years there have been legislative proposals in the U.S. Congress which, if enacted into law, would retroactively change the March 4, 2003 AJCA measurement date to March 20, 2002. A successful challenge by the Internal Revenue Service, or a change of the March 4, 2003 date in the AJCA to an earlier date, could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our earnings.

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

As of March 31, 2008, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant, and Robert S. Keane dated as of March 31, 2008

10.2*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant, and Wendy Cebula dated as of March 31, 2008

10.3*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant, and Janet F. Holian dated as of March 31, 2008

10.4(1)*	Transition Agreement by and among the Registrant, VistaPrint USA, Incorporated, and Anne S. Drapeau dated as of April 3, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s current Report on form 8-K filed on April 7, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2008

VISTAPRINT LIMITED

By:	/s/ HARPREET GREWAL
Harpreet Grewal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant, and Robert S. Keane dated as of March 31, 2008

10.2*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant, and Wendy Cebula dated as of March 31, 2008

10.3*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant, and Janet F. Holian dated as of March 31, 2008

10.4(1)*	Transition Agreement by and among the Registrant, VistaPrint USA, Incorporated, and Anne S. Drapeau dated as of April 3, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s current Report on form 8-K filed on April 7, 2008 and incorporated herein by reference.