Form 10-K
period 2008-06-30
VISTAPRINT LTD
filed 2008-08-29
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-51539

VistaPrint Limited

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canon’s Court

22 Victoria Street

Hamilton, HM 12

Bermuda

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (441) 295-2244

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, $.001 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☑

The aggregate market value of the common shares held by non-affiliates of the registrant was approximately $1.8 billion based on the last reported sale price of the registrant’s common shares on the NASDAQ Global Market on December 31, 2007.

As of August 22, 2008, there were outstanding 44,405,794 of the registrant’s common shares, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2008. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, 14 of Part III of this Annual Report on Form 10-K.

VISTAPRINT LIMITED

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2008

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

Overview

We are a leading on-line provider of coordinated portfolios of customized marketing products and services to small businesses worldwide. We offer a broad spectrum of complementary products and services ranging from printed business cards, brochures and post cards to apparel, invitations and announcements, holiday cards, calendars, creative design services, copywriting services, direct mail services, promotional gifts, signage and website design and hosting services. While we focus primarily on small business marketing products and services, consumers also purchase many of our products, such as invitations and announcements, greeting cards, and calendars.

We seek to offer compelling value to our customers through innovative technology, a broad selection of customized products and services, low pricing and personalized customer service. While we offer a broad selection of designs and formats, we seek to reduce manufacturing complexity and costs by using limited characteristics that can be reconfigured and combined. This reduces our costs versus comparable marketing products and services produced using traditional methods. This approach has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We have standardized, automated and integrated the design and production process, from design conceptualization to product shipment and service delivery. Customers can use our proprietary design software to easily create and order full-color, personalized, professional-looking marketing products and services, without any prior design training or experience. Customers have access to graphic designs, content suggestions, logo design services, design templates and over 70,000 photographs and illustrations. We are also able to automatically match and adapt graphic content from one product format to another, which allows us to generate and display complementary products and services.

Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as three days from design to delivery. In addition, our support staff is available to provide design and copy writing assistance to German and English-speaking customers. During the fiscal year ended June 30, 2008, our customers placed an average of over 31,000 customized orders per day.

Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $400.7 million for the fiscal year ended June 30, 2008. All of our revenue growth has been organic.

Market and Industry Background

The Marketplace for Small Business Marketing Products and Services

We focus on providing marketing products and services for the small business market, generally businesses or organizations with fewer than 10 employees, and often with fewer than 2 employees. We believe that there are approximately 50 million small businesses with fewer than 10 employees in the United States, Canada, and the European Union and that that these small businesses undergo frequent changes with many forming and dissolving each year, creating a large market for business identity products and services in addition to marketing products and services. We also believe that, in response to the growth of the Internet and the emergence of digital production technologies, small businesses are shifting from traditional small business suppliers of customized marketing products and media toward on-line alternatives.

In the past, a business seeking customized marketing products and services could either hire a designer to develop and coordinate the production of marketing materials or produce printed materials themselves using desktop software and an inkjet or laser printer. A designer can produce a professionally coordinated portfolio of marketing products and services, but this is a significantly more costly and time consuming alternative, whereas traditional self-service typically produces less sophisticated and lower quality output. We believe that neither alternative is convenient or cost-effective for small businesses, which typically lack the resources or skills to generate satisfactory results using either approach.

Online commerce provides significant advantages and opportunities to small business customers seeking customized marketing products and services at affordable prices. These customers do not typically require the large quantities that are traditionally required to achieve low per-unit pricing and do not maintain dedicated procurement departments to negotiate pricing effectively. We believe the high price, inconvenience and complexity of traditionally procuring customized marketing products and services have historically dissuaded small business customers from purchasing these products and services. We believe that the highly fragmented, geographically dispersed nature of the small business market makes it ideally suited for Internet-based procurement, as the Internet provides a standardized interface through web browsers, availability seven days a week, 24 hours a day, the ability to offer a wide selection of products and services, and the opportunity to efficiently aggregate individual orders into larger and more efficient production units.

We believe that the small business market has been underserved by expensive traditional marketing alternatives. Further, we believe that the sophistication of marketing efforts by larger businesses demonstrates to small business owners the attractiveness of multi-format coordinated marketing portfolios. We also believe there is a significant advantage to combining the Internet’s ability to reach these highly fragmented markets with an integrated design and production process that can rapidly deliver sophisticated, high quality marketing products and services. In addition, we believe that coordinated portfolios of marketing products and services can help small businesses appear more competent and professional, which can enhance their customer relationships and prospects for success.

The Marketplace for Customized Consumer Products and Services

While we focus primarily on small business marketing products and services, many of our product formats are also purchased by consumers seeking custom-produced announcements, greeting cards, calendars, stationery, and personalized gifts. In the past, many such products were supplied by an industry comprised of print manufacturing wholesalers and local retailers, such as stationery stores. Compared with today’s Internet-based alternatives, the traditional offer was relatively limited, prices were significantly higher, and delivery often required longer lead times. Graphic designs were limited and it was rarely possible to incorporate full color photography into the design.

Online commerce combined with digital production technologies provides significant advantages and opportunities to consumers seeking high quality personalized announcements, greeting cards, calendars, stationery and personalized gifts at affordable prices.

The VistaPrint Solution

We have developed a direct-to-customer solution using proprietary Internet-based software technologies to standardize, automate and integrate the design and production process, from concept through finished product shipment and service delivery. Our software can match and adapt graphic elements from one product format to another, which allows us to offer a coordinated portfolio of products and services. Automation and integration allow us to provide high quality, custom design products and services at affordable prices for the small business or consumer.

Advanced Proprietary Technology

We rely on our advanced proprietary technology to market to, attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and aggregate and simultaneously produce multiple orders from all over the world. Our design creation technologies enable customers, by themselves or together with the assistance of our design support staff, to design and create high quality marketing materials from their home or office. Our pre-production and production technologies efficiently process and aggregate customer orders, prepare orders for high quality production and manage production, addressing and shipment of these orders. We use our marketing technologies to test changes to our websites and new product offers so as to enhance our offerings and customer value proposition. In addition, we automatically generate and display additional products incorporating the customer’s initial design, facilitating the sale of related products and services.

High-Volume, Standardized and Scalable Processes

Our high-volume, standardized, scalable design and production processes are driven by sophisticated proprietary software. Our Internet-based architecture makes our applications scalable and offers our customers fast system responsiveness when they are editing their designs.

Advanced Print Technologies

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

Low Cost, High Quality Production

With the improvements we have made in automating the design and production process, we can produce and ship an order the same day we send it to production, which results in minimal inventory levels and reduced working capital requirements. We can also produce complementary custom products in a timely fashion, allowing us to produce and deliver multi-part orders quickly and efficiently. This allows us to produce high quality, low price products at high margins even though our average order values are low by traditional standards.

Customer Service

We offer German and English-speaking customers telephone-based customer service to provide a service-rich experience founded on interaction with highly trained customer service representatives and design service providers. We expect to expand the number of languages in which we offer telephone-based customer service over the coming years. In addition, we offer e-mail support for customers on all of our websites.

Direct Marketing Expertise

We have developed expertise in direct marketing to target new customers across various channels and to drive more sessions on our websites, as well as to retain existing customers. We use the Internet, e-mail, catalogs, and other traditional direct marketing methods, and viral and word of mouth marketing. We maintain a global client database to market our new products and services. In addition, we have developed multiple marketing technologies designed to maximize the number of customers actively purchasing from us.

Strategic Partnerships

We have entered into a variety of strategic partnerships that facilitate access to key markets that we would not be able to reach through direct marketing channels. We focus on cultivating opportunities of strategic importance in the small business services and office supplies marketplaces.

International Reach

We have built our service to scale worldwide and serve customers in more than 120 countries. In the year ended June 30, 2008, we generated 38% of our revenues from websites that are targeted at countries other than the United States. We have a European headquarters and marketing office in Barcelona, Spain and European production facilities in Venlo, the Netherlands, which supplies marketing products to Europe and the Asia-Pacific region. We have 19 localized websites serving European countries. We operate localized websites for Japan, New Zealand, and Australia, which we manage from our Lexington, Massachusetts, office. Our localization and language map content management system software facilitates our entry into new markets and allows us to make changes to all of our localized websites with the same software and relatively simple, standardized and low-cost procedures.

Value for Customers

We provide our customers with the following benefits:

Low Prices and Small Quantities

We sell custom designed and manufactured products and services in quantities that are appropriate for small businesses, which can often be as few as a single unit. At the same time our high volume, highly automated production facilities produce small quantity orders at low cost, allowing us to sell at low prices.

Portfolios of Coordinated Marketing Products and Services

Our proprietary, web-based design software uses algorithms to easily and automatically create high quality, personalized, professional looking designs from over 70,000 high quality photographic and illustration stock images, thousands of layouts and templates, dozens of fonts and dozens of color schemes. Customers can also easily incorporate their own uploaded photographs, logos or complete designs. Once a design is complete, we offer our customers a range of matching products and related services, including signage, websites, business identity, direct mail services, apparel and promotional gifts.

Wide Range of Graphic Design Options

Most customers use our web browser-based design and editing software to create personalized materials. In addition, customers are able to upload their own designs to our system. Customers who want us to perform some or all of the design work can contact our design service representatives, who will provide custom designs.

Broad Range of Products and Services

We offer a broad spectrum of products and services for the business and consumer markets, including:

Paper based	Non-paper based
•invitations and announcements	•copy writing services
•brochures	•pens
•sticky notes	•custom printed hats
•note cards and note pads	•rubber stamps
•data sheets	•t-shirts
•folded cards	•car door magnets
•envelopes	•decals
•flyers	•graphic design services
•letterhead	•refrigerator magnets
•return address labels	•mailing services
•mailing labels	•logo design
•newsletters	•website design and hosting
•presentation folders	•caricature content
•standard and oversized postcards	•lawn signs
•business cards
•post cards
•desk and wall calendars
•holiday cards

High Quality Printing

We use one of the highest quality commercial printing processes in the market. For our longer run print jobs, we typically use 40-inch commercial offset presses that normally are used for conventional long run, high quality print jobs, such as high end consumer goods packaging, in which typical quantities run into the thousands or more. For our shorter run print jobs, we typically employ commercial digital printing equipment. For a number of our non-paper-based products, such as hats, t-shirts, self-inking stamps, and pens, we have acquired a wide range of advanced digital production equipment and configured these machines in dedicated production cells that are customized for the particular application. In addition, we have developed proprietary production methods to improve our efficiency and the quality of our products. Our quality assurance systems employ principles of world class manufacturing designed to ensure that we consistently deliver high quality products.

Fast Design to Delivery Turnaround

We design, produce, process and deliver multiple high quality customized orders in as little as three days.

Do It Yourself Service and Assisted Service

Our easy to use on-line tools and design software allow customers to create their own marketing products. German and English speaking customers can also call our creative services hotline toll-free and purchase design and copyright services from our trained graphic designers and copywriters.

Lowest Price and Satisfaction Guarantees

We demonstrate our confidence in the quality and pricing of our products by offering an unconditional lowest price guarantee on many of our products and an unconditional guarantee of customer satisfaction.

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

Serve More Customers

We believe that there are approximately 50 million potential small business customers in the U.S., Canada and the European Union, in addition to hundreds of millions of potential consumer customers. By continuing to improve our customer acquisition and retention marketing programs, our customer support and design services, and our value proposition, we intend to increase the number of customers we serve.

Increase Revenue Per Customer

We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During fiscal year 2008, we added websites, car door magnets, wall calendars, decals, and other offerings. In addition, for customers in German and English-speaking markets, we offer live, telephone based customer support. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking different products and services.

Address Additional Markets

We intend to target the following additional business opportunities:

•

Expand Global Reach—For the fiscal year ended June 30, 2008, revenue generated from non-United States websites accounted for approximately 38% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened an office in Barcelona, Spain in January 2007 to focus on the expansion of our European growth initiatives. In May 2008 we announced our plan to reorganize into North American and European business units, headquartered in Lexington, Massachusetts, and Barcelona, Spain, respectively to support our global growth opportunities. We intend to continue expansion of our global marketing efforts and customer service capabilities. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

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

•

Strategic Partnerships—We have entered into a variety of strategic partnerships that facilitate access to customers that we would not be able to reach through direct marketing channels. We focus on cultivating opportunities with strategic importance in the small business marketplace and seek to partner with companies that have large numbers of well established small business customer relationships. We have developed online and offline tools that allow our strategic partners to deliver our custom products and services in ways that complement their existing customer relationships and capabilities. We have also developed a scalable capability to address the market of customers who choose to order customized products and services through retail environments such as office superstores, or small print and copy storefronts.

Extend Technology Leadership

We believe that technological innovation and the investment we have made in our technology development efforts have been among the principal drivers of our success to date. We have developed extensive amounts of proprietary software and hold 17 United States patents, 3 patents in other countries and have more than 40 patent applications pending in the United States and other countries. We believe that the quality of our technology gives us an advantage over our competitors and we intend to continue developing our proprietary technology to maintain that advantage. We intend to continue to invest in enhancing and refining our existing technologies, creating new technologies, and protecting our proprietary rights. We believe that this investment in technology development will drive further expansion of our service and product offerings, improve the customer’s experience in designing and ordering products and services from us, and improve efficiencies in our production of products and delivery of services.

Enhance Product Quality

By enhancing the quality of our products and manufacturing products faster and more efficiently, we believe that we can both increase customer satisfaction and retention and reduce our costs. We have designed our manufacturing operations for efficiency and integration with our automated systems. We have implemented rigorous quality controls for our products, and we intend to continue to improve the efficiency and quality of our manufacturing operations through employee training, technological developments and process improvements.

Our Technology

We have standardized, automated and integrated the graphic design, automation and production process, from design conceptualization to product shipment, through a number of proprietary technologies, including:

Design and Document Creation Technologies

Our document model architecture and technology employs Internet-compatible data structures to define, process and store product designs as a set of separately searchable, combinable and modifiable component elements. In comparison to traditional document storage and presentation technologies, such as bitmap or PDFs, this architecture provides significant advantages in storing, manipulating and modifying design elements, allowing us to generate customized initial and later matching product design options automatically in real time.

Our auto-matching design software algorithmically generates customized product designs in real-time based on key-word searches, enabling professional-looking graphic layouts to be easily and quickly created by customers without graphic arts training.

VistaStudio is our product design and editing software suite that is downloaded to our customer’s computer from our server and runs in the customer’s browser. This browser-based software provides real-time client-side editing capabilities plus extensive system scalability. A wide variety of layouts, color schemes and fonts are provided and over 70,000 high quality photographs and illustrations are currently available for use by customers in product design. Customers can also upload their own images and logos for incorporation into their product designs.

Our Internet-based, remote, real-time, co-creativity and project management application and database enables customers and VistaPrint design agents to cooperatively design a product across the Internet in real-time, while simultaneously engaging in voice communication.

Our Internet-based website design and layout tool enables customers with no experience in creating websites to quickly design and publish a website. The interface provides customers with the ability to update their content in a simple editing environment that closely mimics what the website will look like when published. Some of the features that customers can add to their website using this tool include images, maps, credit-card payment processing, downloadable files and contact forms. Customers looking to improve their ranking among search engines can modify their content and search keywords through a simple interface. In addition, customers can change their website design on-the-fly and can choose from hundreds of different templates categorized by industry and style.

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

Our VistaBridge technology allows us to efficiently store, process and aggregate thousands of Internet print orders every day. The system automates the workflow into our high-volume offset or digital presses by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single print job. The technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. In our fiscal year ended June 30, 2008 we averaged in excess of 31,000 orders per day and orders often contain multiple print jobs, which can result in more than 100,000 individual stored jobs awaiting printing. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type of paper, size of paper, color versus black and white, single or double-sided print, delivery date, shipping location, type of printing system being used and type of product. The VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.

Viper is our workflow and production management software for tracking and managing our worldwide production facilities on a networked basis. Viper monitors and manages bar-code driven production batch and order management, pick and pack operations, and addressing and shipping of orders.

Marketing Technologies

Split Run Testing technology assigns our website visitors to test and control groups. Depending on the test group to which a visitor is assigned, he or she can be shown slightly different versions of our website. This technology permits us to evaluate any changes to our websites on a relatively small but still statistically significant test group prior to general release. We then use analytics software to correlate the changes on the site with the visitor’s browsing and purchasing behavior and to compare our profitability for a given pair of test and control groups. Our testing engine allows us to run hundreds of these tests simultaneously on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and roll-out the most promising and profitable ideas and promotions to maximize our customer value proposition.

VistaMatch Software automatically generates and displays one or more additional customized product designs based upon a customer’s existing design. Design elements and customer information are automatically transferred to the additional design so that customers do not spend additional time searching for other products or templates or re-entering data. For example, if a customer has designed a business card, VistaMatch can automatically generate corresponding letterhead, return address labels, and refrigerator magnets that the customer can add to its order with a single key stroke.

Automated Cross-Sell and Up-Sell technology permits us to show a customer, while the customer is in the process of purchasing a product, marketing offers for one or more additional or related products. We use this technology to dynamically determine the most effective products to offer to customers based on a number of variables including how the customer reached the website, the customer’s purchase history, the contents of the customer’s shopping basket and the various pages within the website that the customer has visited.

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

Customer Recognition/Segmentation technology allows us to identify an inbound caller by their phone number and match that information to that customer’s history from our customer databases. We can then tailor the types of calls that are taken by our customer service and design service agents and appropriately adjust call flow, scripts, up-sell and cross-sell suggestions in an effort to maximize contribution margin per call.

Technology Development

We intend to continue developing and enhancing our proprietary and licensed software programs and processes. As of June 30, 2008, more than 200 of our employees were engaged in technology development. Our technology and development expenses were $44.8 million, $27.2 million, and $15.6 million in the years ended June 30, 2008, 2007, and 2006, respectively.

We have designed our infrastructure and technologies to accommodate future growth. We have designed our website technologies to scale to accommodate future growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness when editing document designs. Our pre-press and print production technologies for aggregating print jobs in preparation for printing are designed to readily scale as we grow. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the printing equipment and increasing overall system throughput.

Our systems infrastructure, web and database servers are hosted in Bermuda. Our hosting vendor provides communication links, 24-hour monitoring and engineering support. Our hosting vendor has its own generators and dual network access points. Our site systems are operated 24 hours a day, seven days a week. We believe this solution is highly scalable, requiring only the addition of relatively inexpensive servers and processors. We are in the process of establishing additional server infrastructure in our Dutch and Canadian production facilities.

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

The Customer Design and Purchase Experience

We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Those customers in German and English-speaking markets who have started the design process but find that they require some guidance or design help can, with the assistance of our customer sales and support personnel, obtain real time design or ordering assistance. Those customers who would like us to prepare designs can call our creative services group and after an initial conversation, quickly receive custom design and copy options.

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

Design, Sales and Service Customer Experience

We provide high levels of customer service and support. We offer e-mail support for customers on all of our localized websites. We augment our e-mail support and our online tools with knowledgeable, English and German speaking, trained service, sales and design support staff.

Our English-language customer support, sales and design center is located in Montego Bay, Jamaica and our German-language support is in Venlo, the Netherlands. These were staffed by over 375 customer service and design employees as of June 30, 2008. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, we believe our agents and designers provide a high quality customer service experience.

Customers that do not want to design themselves or to design online in real-time cooperation with our sales and design personnel can instead call our design services hotline toll-free and purchase design services. Our agents are trained to be proficient in the use of our design software tools. Thanks to our proprietary design tools and low-cost, high-volume service operations, our cost, design time and revision turn around are significantly less than typically available from traditional graphic designers.

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

Post-Design Check-Out Process

Customers purchasing products check out either via a standard e-commerce self-service shopping basket or by providing their order and payment information via telephone to one of our service agents. We offer a variety of secure payment methods, with the payment options varying to meet the customs and practices of each of our localized sites. All of our orders require pre-payment, whether by credit or debit card, check, money order or wire transfer. During the check-out process, customers are also typically presented with offers for additional products and services from us and our marketing partners. Using our automated VistaMatch product design capabilities, customers who designed products using our content can be shown images of automatically generated matching products. For example, a customer purchasing business cards can automatically be shown matching return address labels, magnets, calendars, T-Shirts, pens, websites and similar products. Each of these automatically generated product offers can be quickly and simply added to the customer’s order.

The Manufacturing and Delivery Process

As orders are received, we automatically route printing jobs, aggregated by our VistaBridge technology, to the type and location of production system that is most appropriate and cost efficient for the type of product ordered. Products ordered in larger quantities, such as business cards, postcards, letterhead and the like, are typically produced using a single pass on state of the art automated, high-

volume, offset, professional quality printing presses. Products produced in smaller quantities or using special materials, such as holiday cards, invitations, return address labels, and magnets, are typically produced on digital equipment, although we may print as few as 50 of a given product on offset presses. In most cases, individual orders from multiple customers are aggregated to create larger jobs, allowing multiple orders to be simultaneously produced.

Our proprietary Viper software and sophisticated automation and software from our suppliers combine to integrate and automate the printing process. This includes:

•

the pre-press process, during which digital files are transferred directly from our computer servers to the print plate creation system at the appropriate printing facility, or, in the case of digital production, directly to the printing press;

•	automatic plate loading systems that eliminate all manual steps other than a quick ‘toaster like’ insertion and removal of plates;

•	automatic ink key setting whereby ink fountain keys, which control color application, are set automatically from an analysis of the pixelized data used to image plates; and

•	automated color management, which adjusts digital images prior to printing, assuring that colors match when processed across different printing presses and substrates.

Once printed, individual paper product orders are separated using computerized cutting systems, assembled, packaged, addressed using VistaPrint’s proprietary Viper software, and shipped to the customer. Viper processes then communicate electronically with shipping carriers, assuring smooth tracking and information flow to the customer until final confirmation of delivery.

Requiring as little as 60 seconds of pre-press, printing and cutting labor for a typical order of 250 business cards, versus an hour or more for traditional printers, this process enables us to print many high quality customized orders using a fraction of the labor of typical traditional printers. Our quality control systems are designed around the principles of world class manufacturing to ensure that we consistently deliver premium, high quality products.

We utilize raw materials in the manufacturing process for certain of our products. These raw materials consist primarily of various types of paper stock, printing plates, T-shirts, hats, pens, rubber stamp casings and packing boxes.

Sales and Marketing

We employ sophisticated direct marketing technologies and management practices to acquire our customers using the Internet, e-mail, and traditional direct marketing mailings. Through channels such as our own permission-based outbound emails and direct URL type-in, we are able to secure orders at low costs. In addition, many of the products that we offer our customers contain the VistaPrint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. As such, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising.

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

We have entered into a variety of strategic partnerships that facilitate access to customers that would be difficult to reach through direct marketing channels. We focus on cultivating opportunities with strategic importance in the small business marketplace and seek to partner with companies that have large numbers of well established small business customer relationships.

For example, we have developed a scalable capability to address the market of customers who choose to order customized products and services through retail environments such as office superstores, retailers and copy storefronts, through strategic partnerships with third parties, including OfficeMax. We have also entered into strategic partnerships with online and software vendors to small businesses, such as Intuit. We believe we are positioned to develop even broader and deeper relationships in these markets.

In addition, we create co-branded versions of our websites and web landing or splash pages for companies in a variety of industries, such as franchised organizations seeking brand consistency. In general, these arrangements involve payment of a commission or revenue share to these companies for sales of our products and services generated through these websites and web pages.

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

We currently hold 17 issued United States patents and 3 patents in other countries. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2016 and May 2025. In addition, we currently have more than 40 patent applications pending in the United States and other countries and we intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is justified, appropriate, and cost efficient. Our issued patents relate generally to our automated process for receiving, processing, aggregating and producing multiple individual print jobs and to automated processes for facilitating document creation at a client system.

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

Competition

The markets both for small business marketing products and for custom consumer products are large, evolving and highly competitive. We compete on the basis of breadth of product offerings, price, convenience, print quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high quality design, print and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	self-service desktop design and publishing using personal computer software such as Broderbund PrintShop, together with a laser or inkjet printer and specialty paper;

•	traditional printing and graphic design companies;

•	office supplies and photocopy retailers such as Office Depot, FedEx Office and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow;

•

other online printing and graphic design companies. We are aware of scores of online print shops that provide printing products and services similar to ours. Further, we are aware of many online businesses that offer some limited custom printing services;

•	other website design and hosting companies such as United Internet, Web.com and GoDaddy; and

•	other suppliers of custom apparel, promotional products and customized gifts, such as Zazzle, Café Press and Customization Mall.

The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market or as industry consolidation develops. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic alliances to provide graphic design and printing services with larger, more established and well-financed companies. Some of our competitors may be able to enter into these alliances on more favorable terms than we could obtain. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products and services that may compete with the products and services that we market. New technologies and the expansion of existing technologies, such as local search, e-mails and electronic files, which may serve as substitutes for our products and services, may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures facing us could harm our business and prospects.

Business Segment and Geographic Information

We operate in one business segment: offering small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. For the years ended June 30, 2008, 2007 and 2006, approximately 38%, 32% and 29%, respectively, of our total revenues was derived from our non-United States websites. No single country other than the United States accounted for 10% or more of revenues in any of the years ended June 30, 2008, 2007 and 2006. For more segment and geographic information, see our consolidated financial statements included in this annual report on Form 10-K, including Note 11 thereto.

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

Employees

As of June 30, 2008, we had 1,466 full-time employees, of which 463 were employed in Lexington, Massachusetts, United States; 209 in Venlo, the Netherlands; 327 in our facility located near Windsor, Ontario, Canada; 81 in Barcelona, Spain, 7 in Winterthur, Switzerland, and 379 in Montego Bay, Jamaica. In addition, as of June 30, 2008, we also employed approximately 145 temporary employees at our manufacturing facilities, most of whom were employed full time by us for at least six months. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, we are required to provide 203 of our employees in our Venlo facility with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and employees in our Barcelona office compensation and benefits equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are good.

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

Available Information

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as VistaPrint Limited, that file electronically with the Commission. The address of this website is http://www.sec.gov. We make available, free of charge through our United States website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the Commission. The address of our United States’ website is www.vistaprint.com. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results and performance. Consequently, no forward looking statement can be guaranteed. Actual future results may vary materially from those contained in forward looking statements made in this Annual Report on Form 10-K and in our public statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Purchasers of small business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers which are necessary to the success of our business.

The online market for small business marketing products and services is less developed than the online market for other business and consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

Since our products and services are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenues. For this reason, a primary component of our business strategy is the continued promotion and strengthening of the VistaPrint brand. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products and services on the Internet, we face significant competition from graphic design and printing companies marketing to small businesses who also seek to establish strong brands. If we are unable to successfully promote the VistaPrint brand, we may fail to increase our revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. Underperformance of significant future branding efforts could materially damage our financial results.

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

We produce all of our printed products internally at our facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier in an effort to supplement our production capacity. However, an alternative supplier may not be able to meet our production requirements on a timely basis or on commercially acceptable terms, or at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

Our quarterly financial results may fluctuate which may lead to volatility in our share price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly revenue and operating results to fluctuate include, among others:

•	seasonality-driven or other variations in the demand for our services and products;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward lower gross margin products;

•	investment decisions by management made in relation to our performance against targeted earnings per share levels;

•	our ability to manage our production and fulfillment operations;

•	currency fluctuations, which affect not only our revenues but also our costs;

•	the costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to our awarding of share-based compensation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

In addition, management investment decisions may lead to fluctuations in our quarterly financial results. We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases and various personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Based on the factors cited above, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common shares may fall.

The markets for small business marketing products and services and consumer custom products are intensely competitive and we may be unsuccessful in competing against current and future competitors, which could result in price reductions and/or decreased demand for our products.

The markets for small business marketing products and services and consumer custom products, including the printing and graphic design market, are intensely competitive, with many existing and potential competitors, and we expect competition for online small business marketing and consumer custom products and services to increase in the future. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. The markets for small business marketing products and services and for consumer custom products traditionally are highly fragmented and geographically dispersed. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce those products and deliver those services more efficiently and reach a broader purchasing public. Current and potential competitors include:

•

self-service desktop design and publishing using a combination of (1) software such as Microsoft Publisher, Microsoft Word and Broderbund PrintShop; (2) desktop printers or copiers and (3) specialty paper supplies;

•	traditional printing and graphic design companies;

•	providers of technologies, such as websites, e-mail and electronic files, which may act as a substitute for printed materials;

•	office supplies and photocopy companies such as Office Depot, FedEx Office, and Staples;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow International;

•	online apparel suppliers such as CaféPress, Lids, and Zazzle;

•	website design and hosting companies such as United Internet, Microsoft, Yahoo!, Godaddy, Intuit, Web.com, and 1&1; and

•	other online printing and graphic design companies.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Many of our competitors work together. For example, Taylor Corporation sells printed products through office superstores such as Staples and Office Depot.

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

In addition, we have in the past and may in the future choose to collaborate with certain of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and results of operations, such as through a retail in-store or web-based collaborative offering. It is possible, however, that such ventures will be unsuccessful and our competitive position and results of operations will be adversely affected as a result of such collaboration.

Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.

Demand for our products and services has been sensitive to price. Changes in our pricing strategies have had, and may continue to have, a significant impact on our revenues and net income. We offer certain free products and services as a means of attracting customers and we offer substantial pricing discounts as a means of encouraging repeat purchases. Such free offers and discounts may not result in an increase in revenues or the optimization of profits. In addition, many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, our business and results of operations will suffer.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google and Yahoo! Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by companies and other entities in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline and our business may suffer. The cost of purchased search listing advertising is rapidly increasing as demand for these channels continues to grow quickly, and further increases could have negative effects on our ability to maintain or increase profitability. In addition, many of our competitors purchase the term “VistaPrint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. European courts have, in certain cases, upheld the rights of trademark owners to prevent such practices in certain European jurisdictions. However, U.S. courts have not sided with the trademark owners in cases involving U.S. search engines, and Google has refused to prevent companies from purchasing trademarked terms belonging to other parties. As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “VistaPrint” on U.S. search engines.

Various private ‘spam’ blacklisting or similar entities have in the past, and may in the future, interfere with our e-mail solicitation, the operation of our websites and our ability to conduct business.

We depend primarily on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” Some of these entities maintain “blacklists” of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those companies and individuals, that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

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

We may not succeed in cross selling additional products and services to our customers.

We seek to acquire customers based on their interest in one or more of our products and then offer additional related products to those customers. If our customers are not interested in our additional products or have an adverse experience with the products they were initially interested in, the sale of additional products and services to those customers and our ability to increase our revenue and to improve our results of operations could be adversely affected.

Interruptions to our website operations, information technology systems, production processes or customer service operations as a result of natural disasters, errors in our technology, capacity constraints, security breaches or other causes could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, printing production facilities and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of our websites, reduced order fulfillment performance or interfere with customer service operations could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may experience temporary interruptions in our operations for a variety of reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, and other events beyond our control. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

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

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties used by us under license agreements. If one or more of these licenses were to be terminated, the amount and variety of content available on our websites would be significantly reduced. In such event, we could experience delays in obtaining and introducing substitute materials and substitute materials might be available only under less favorable terms or at a higher cost, or may not be available at all.

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products and services. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue expansion of our marketing efforts and customer service outside of North America and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our Chairman, President and Chief Executive Officer, Janet Holian, our President of VistaPrint Europe, Wendy Cebula, our President of VistaPrint North America and Michael Giannetto, Senior Vice President of Finance who will be Chief Financial Officer effective September 2, 2008. None of these executives are a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these or other key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to over 1,450 permanent employees and over 140 temporary employees as of June 30, 2008. As of June 30, 2008, we have website operations, offices, marketing, manufacturing research and development and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland, and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and offices from which we operate to continue to increase in the future.

We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage expected future expansion, our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be negatively impacted.

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in seven different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, our European headquarters and marketing office in Barcelona, Spain, a technology development facility in Winterthur, Switzerland, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the fiscal year ended June 30, 2008, we derived 38% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

For the fiscal year ended June 30, 2008, we derived 62% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our facility near Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders. The United States also has in the past imposed protectionist measures, such as tariffs, that limit free trade. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

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

As of June 30, 2008, we held 17 issued United States patents, 3 patents in other countiles and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue. The opposition panel’s decision has not yet taken effect and we intend to appeal the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

Alternatively, we may be required to, or decide to, enter into a license with a third party that claims infringement by us. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party’s patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues or maintain profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

For instance, in May 2007, VistaPrint Technologies Limited, our wholly-owned subsidiary, initiated litigation in the United States District Court for the District of Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by VistaPrint Technologies Limited, and subsequently expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. This litigation is currently in the discovery stages.

In July 2006, VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to VistaPrint Technologies Limited’s infringement claim, print24 GmbH filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007, and was not appealed by the defendants. Print24’s nullification action against us in German Patent Court remains outstanding.

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

Currently, decisions of the United States Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet in the United States. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the United States Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were adopted to address the Supreme Court’s constitutional concerns and result in a reversal or modification of its current position, we could be required to collect sales and use taxes from purchasers in the United States. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenue. A substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that would be adverse to our business.

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet and e-commerce could substantially harm our business and results of operations.

Due to our dependence on the Internet for most of our sales, regulations and laws specifically governing the Internet and e-commerce may have a greater impact on our operations than other more traditional businesses. Existing and future laws and regulations, including the taxation of sales through the Internet, may impede the growth of e-commerce and our ability to compete with traditional graphic designers, printers and small business marketing companies, as well as desktop printing products. These regulations and laws may cover taxation, as well as restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

If we were required to review the content that a customer incorporates into a product and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, racist, scandalous, obscene, or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines or monetary damages.

Purported Federal class action lawsuits have been filed asserting substantially identical claims alleging that certain of our customers were, without their knowledge or consent, enrolled in and billed for membership discount programs offered by third party merchants on our vistaprint.com website; and our reputation, revenues and results of operations could be adversely affected if we or the third party merchants are unable to successfully resolve these lawsuits or similar claims that may be brought in the future.

During each of the last three fiscal years, we generated a portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third-party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we receive a payment from the third party merchants for every customer that accepts the promotion. Certain of these third party membership discount programs have been the subject of consumer complaints, litigation, and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought similar consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. We have in the past from time to time received complaints from our customers regarding certain of the membership discount programs offered on our websites.

On July 29, 2008, July 31, 2008, August 25, 2008 and August 28, 2008, purported class action lawsuits were filed against VistaPrint USA, Inc., VistaPrint Corp. and/or VistaPrint Ltd., and two third party merchants in U.S. Federal District Court in Texas, New Jersey, Alabama and Massachusetts, asserting substantially identical claims alleging that the defendants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our vistaprint.com website. The plaintiffs allege, among other things, that after ordering products on our vistaprint.com website they were enrolled in certain membership discount programs and that monthly subscription fees for the programs were subsequently charged directly to their credit or debit cards, in each case purportedly without their knowledge or authorization. The plaintiffs are seeking recovery of an unspecified amount of damages, including statutory and punitive damages, together with interest and legal costs, and are also seeking to prevent us and the merchants from engaging in similar practices in the future.

We and the third party merchants may receive other complaints in the future regarding these types of membership discount programs. Governmental authorities also may institute proceedings alleging similar alleged misconduct. The purported class action lawsuits or any other private or governmental claims or actions that may be brought against us in the future relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management. In addition, customer dissatisfaction or a significant reduction in or termination of the membership discount offers on our website as a result of these claims could have a negative impact on our brand, revenues and profitability.

We expect that revenues we derive from third party referral programs, particularly membership discount programs, will decrease in the future, which could adversely affect our results of operations.

For the fiscal years ended June 30, 2008, 2007 and 2006, we derived approximately 6.9%, 8.0% and 8.6%, respectively, of our total revenues from referral fees generated from all sources. In each of those fiscal years, the majority of the referral fee revenue was derived from membership discount programs. Over the next several fiscal years, we expect referral fee revenue to decline as a percent of total revenues and possibly in absolute dollars. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period of time, including possibly to as low as zero. Actual referral fees, including membership discount programs, could generate more or less of our total revenues than we currently expect due to a variety of factors, including, among others, strategic operating decisions. We expect to offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

Our practice of offering free products and services could be subject to judicial or regulatory challenge which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators in the United States and other countries that our free offers are misleading or do not comply with applicable legislation or regulation. For example, in 2004, one of our subsidiaries and our predecessor corporation were named as defendants in a class action lawsuit alleging that the shipping and handling fees we charged in connection with our free business card offer violated sections of the California Business and Professions Code that limit the amount that may be charged for shipping and handling in connection with a prize or gift. In addition, customers and competitors have filed complaints with governmental and standards bodies in other jurisdictions claiming that customers were misled by the terms of our free offers. Our free product offers could be subject to additional challenges in the future. If we are subject to further actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

Our failure to protect our network and the confidential information of our customers against security breaches and to address risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches of our network could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain our customers’ credit card information for a limited time following a purchase of products for the purpose of issuing refunds. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other related developments, among other factors, may result in a compromise or breach of our network or the technology used by us to protect our network and our customer transaction data including credit card information. Any such compromise of our network or our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and bank check. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements, and fraud risk. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins or require that we charge our customers more for our products. We are also subject to payment card association and similar operating rules and requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be materially adversely affected.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Although we maintain product liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all.

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

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among VistaPrint Limited and its subsidiaries. These agreements establish transfer prices for printing, marketing, management, technology development and other services performed for VistaPrint Limited. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length. With the exception of our Dutch operations, our transfer pricing procedures are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer pricings or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability to us, which would adversely affect our earnings.

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

We believe that we were not a PFIC for the tax year ended June 30, 2008 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

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

We are incorporated under the laws of Bermuda, and over 90% of our assets are located outside of the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we have assets based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is significant doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries other than the United States where we have assets. Therefore, even if successful in litigation instituted against VistaPrint in the United States, our shareholders may not be able to recover all or a portion of the damages that they are awarded by a court in the United States.

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

Our registered office is in Hamilton, Bermuda. We have constructed two computer integrated manufacturing print facilities for the production of our products. Our 160,000 square foot facility located near Windsor, Ontario, Canada services the North American market. We have recently begun an expansion of this facility which will add approximately 135,000 square foot of manufacturing space and it is anticipated that such expansion will increase the overall size of the facility to approximately 295,000 square feet. Our 131,000 square foot facility located in Venlo, the Netherlands services markets outside of North America. We have a technology development office in Winterthur, Switzerland. Our technology development, North American marketing, finance and administrative offices are located in Lexington, Massachusetts, United States. We operate a customer design, sales and service center in Montego Bay, Jamaica. We operate our European marketing office in Barcelona, Spain. Our web servers are located in data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda.

We own the real property associated with our printing facilities in the Netherlands and Canada. The real property and facilities we own are listed below:

Location	Square Feet	Type
Venlo, the Netherlands	131,000	Manufacturing and office
Lakeshore, Ontario, Canada (“Windsor”)	160,000	Manufacturing and office

The properties we lease are listed below:

Location	Square Feet	Type	Lease Expires
Lexington, MA, USA	202,000	Office	April 26, 2017
Montego Bay, Jamaica	30,000	Office and design, sales and service center	April 30, 2009
Montego Bay, Jamaica	5,000	Office and training and quality assurance facility	Month-to-month
Barcelona, Spain	19,000	Office	December 31, 2011
Winterthur, Switzerland	12,000	Office and prototyping laboratory	February 28, 2013

We believe that the total space available to us in the facilities we own and under our current leases and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

On July 27, 2006, our wholly-owned subsidiary, VistaPrint Technologies Limited, filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, print24 GmbH filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. Print24’s nullification action against VistaPrint in German Patent Court remains outstanding and we are unable to express an opinion as to the likely outcome of such action.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. VistaPrint Technologies Limited has requested that the court issue an injunction against the defendants and award certain monetary damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These third party prior art documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. The defendants opposed VistaPrint Technologies Limited’s request for a stay. The Court has not yet ruled on VistaPrint Technologies Limited’s request for a stay, but the case has been suspended pending the Court’s decision.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on our vistaprint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to VistaPrint customers on our vistaprint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. The U.S. District Court for the

Southern District of Texas has scheduled an initial pretrial conference for October 2, 2008. We also have discovered that, on July 31, 2008 and August 25, 2008, nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey and in the United States District Court, Southern District of Alabama, respectively, against the same Defendants on behalf of different plaintiffs. The complaints in the New Jersey and Alabama lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint, but the New Jersey action contains a state law claim under the New Jersey Consumer Fraud Act and the Alabama lawsuit does not contain any additional state law claims. We have further discovered that, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed in the United States District Court, District of Massachusetts, against VistaPrint Ltd., VistaPrint USA, Inc. and the Vertrue Defendants.

Among other allegations, the plaintiffs in each action claim that after ordering products on our vistaprint.com website they were enrolled in certain membership discount programs operated by the Vertrue Defendants and that monthly subscription fees for the programs were subsequently charged directly to the credit or debit cards they used to make purchases on vistaprint.com, in each case purportedly without their knowledge or authorization. The plaintiffs also claim that the Defendants failed to disclose to them that the credit or debit card information they provided to make purchases on vistaprint.com would be disclosed to the Vertrue Defendants and would be used to pay for monthly subscriptions for the membership discount programs. The plaintiffs have requested that the Defendants be enjoined from engaging in the practices complained of by the plaintiffs. They also are seeking an unspecified amount of damages, including statutory and punitive damages, as well as pre-judgment and post-judgment interest and attorneys’ fees and costs for the purported class.

We believe we have meritorious defenses to these purported class action lawsuits and intend to defend these actions vigorously. However, the lawsuits are in their earliest stages and we are unable to express an opinion as to the likely outcome of such actions.

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

Our common shares began trading under the symbol “VPRT” on the NASDAQ Global Market on September 30, 2005. The following table sets forth, for the periods indicated, the high and low sale price per share of our common shares on The NASDAQ Global Market:

	High	Low
Fiscal 2007:
First Quarter	$27.09	$20.62
Second Quarter	$36.94	$24.56
Third Quarter	$43.30	$32.55
Fourth Quarter	$41.51	$35.31

Fiscal 2008:
First Quarter	$42.45	$29.60
Second Quarter	$48.60	$36.86
Third Quarter	$43.34	$27.34
Fourth Quarter	$38.68	$24.78

Fiscal 2009:
First Quarter (through August 22, 2008)	$35.45	$24.46

As of August 22, 2008, there were approximately 45 holders of record of our common shares.

We have never paid or declared any cash dividends on our common shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings for use in the operation of our business or for repurchase of the Company’s shares. We did not sell any equity securities that were not registered under the Securities Act of 1933 in the fourth quarter of fiscal 2008. We did not repurchase any equity securities in fiscal 2008.

On October 5, 2005 we completed the first closing our initial public offering, in which we sold 5,500,000 common shares and certain of our shareholders sold an aggregate of 4,515,930 common shares, at an initial public offering price to the public of $12.00 per share. In the second closing of our initial public offering, certain of our shareholders sold an aggregate of 1,502,390 common shares, at an initial public offering price of $12.00 per share. The offer and sale of all of the common shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-125470), which was declared effective by the SEC on September 29, 2005. The offering commenced as of September 30, 2005 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co., Bear, Stearns & Co. Inc., SG Cowen & Co., LLC and Jefferies & Company, Inc. were the underwriters for the offering. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred additional, related expenses of approximately $1.6 million, resulting in proceeds, after expenses, to us of approximately $59.8 million. None of the underwriting discounts and commissions or offering costs were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. As of August 28, 2008, we had not utilized any of the net proceeds from the offering. We may use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures, share repurchases and other general corporate purposes. Pending these uses, we have invested the funds in asset-backed, short-term investment grade and government securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Information regarding our equity compensation plans and the securities authorized for issuance there under are set forth herein under Part III, Item 12 below.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below as of June 30, 2008 and 2007, and for the years ended June 30, 2008, 2007 and 2006 are derived from our audited financial statements and included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2006, 2005 and 2004 and for the years ended June 30, 2005 and 2004 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

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

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$400,657	$255,933	$152,149	$90,885	$58,784
Cost of revenue	154,122	89,971	49,858	36,528	23,837

Technology and development expense	44,828	27,176	15,628	10,839	8,515
Marketing and selling expense	127,975	87,887	51,174	32,372	19,138
General and administrative expense	32,572	23,694	16,624	5,813	3,968
Loss on contract termination	—	—	—	21,000	—

Income (loss) from operations	41,160	27,205	18,865	(15,667)	3,326
Interest income	4,160	4,691	2,903	293	126
Other income (expense), net	427	(45)	(494)	(371)	(79)
Interest expense	1,655	1,828	1,256	390	83

Income (loss) before income taxes	44,092	30,023	20,018	(16,135)	3,290
Income tax provision (benefit)	4,261	2,880	783	84	(150)

Net income (loss)	$39,831	$27,143	$19,235	$(16,219)	$3,440

Net income (loss) attributable to common shareholders:
Basic	$39,831	$27,143	$16,889	$(21,032)	$384
Diluted	$39,831	$27,143	$19,235	$(21,032)	$414
Basic net income (loss) per share	$0.91	$0.64	$0.51	$(1.85)	$0.03
Diluted net income (loss) per share	$0.87	$0.60	$0.45	$(1.85)	$0.03
Shares used in computing basic net income (loss) attributable to common shareholders per share	43,913,119	42,445,991	33,147,287	11,358,575	11,014,842
Shares used in computing diluted net income (loss) attributable to common shareholders per share	46,016,364	45,364,257	42,624,689	11,358,575	12,539,644
Share-based compensation	$14,747	$8,765	$4,850	—	—

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$(62,740)	$(62,845)	$(24,929)	$(18,629)	$(13,374)
Development of software and website	(5,696)	(4,189)	(2,656)	(1,908)	(3,523)
Depreciation and amortization	25,193	14,874	7,786	5,902	4,209

Cash flows from (used in) operating activities	87,731	54,240	34,637	(6,671)	9,169
Cash flows used in investing activities	(58,056)	(62,177)	(71,410)	(20,537)	(18,080)
Cash flows from financing activities	2,980	12,716	74,851	33,534	25,802

	As of June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$103,145	$69,464	$64,653	$26,402	$20,060
Marketable securities	26,598	38,578	43,474	—	—
Property, plant and equipment, net	154,520	106,192	50,311	29,913	14,333
Working capital	94,736	82,999	90,201	13,670	12,620
Total assets	315,952	234,853	171,392	65,986	42,007
Accrued expenses and deferred revenue	37,548	23,149	15,640	11,125	6,155
Total long-term obligations, less current portion	19,507	21,772	23,046	15,696	5,816
Series A redeemable convertible preferred shares	—	—	—	13,556	13,430
Series B redeemable convertible preferred shares	—	—	—	57,880	30,505
Total shareholders’ equity (deficit)	242,505	176,060	123,984	(38,069)	(17,072)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a small business marketing company that offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. We offer a broad spectrum of products and services ranging from business cards, website hosting, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in secure co-location facilities in Devonshire, Bermuda. We own and operate printing facilities near Windsor, Ontario, Canada and in Venlo, the Netherlands, and we operate a customer design, sales and service center in Montego Bay, Jamaica, and a European marketing office in Barcelona, Spain, and we have a technology development facility in Winterthur, Switzerland. Our U.S. technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue.    For the fiscal years ended June 30, 2008, 2007 and 2006, our revenue was $400.7 million, $255.9 million and $152.1 million, respectively. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike printed products that we manufacture ourselves, these third party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the fiscal years ended June 30, 2008, 2007 and 2006, we generated approximately $27.6 million, $20.5 million and $13.1 million, respectively, of our revenue from these third party referral fees. Over the next several years, we expect referral fee revenue to decline as a percentage of revenue and possibly in absolute dollars. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period of time including possibly to as low as zero. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue has grown to 64% of revenue for the fiscal year ended June 30, 2008 as compared to 63% of revenue for the fiscal year ended June 30, 2007. To understand our revenue trends, we monitor several key metrics including:

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

•

Average order value.    Average order value is total bookings for a given period of time divided by the total number of customer orders recorded during that same period of time. We seek to increase average order value as a means of increasing total revenue. Average order values have fluctuated in the past and we anticipate that they will fluctuate in the future depending upon the type of products promoted during a period and promotional discounts offered. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in average order values.

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

Cost of Revenue.    Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, postage and shipping costs, website hosting costs and other miscellaneous related costs of products sold by us. Prior to September 2006, cost of revenue also included costs paid to a third-party print supplier.

Technology and development expense.    Technology and development expense consists primarily of payroll and related expenses for software engineering and content development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs. These expenses also include amortization of capitalized purchase costs related to content images used in our graphic design software which are capitalized and amortized over their useful lives of approximately two years. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and are amortized over the software’s useful life, which is estimated to be two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.

Marketing and selling expense.    Marketing and selling expense consists of advertising and promotional costs as well as wages and related payroll benefits for our employees engaged in sales, marketing and public relations activities. Advertising costs consist of various online and print media, such as the purchase of key word search terms, e-mail and direct mail promotions and various strategic alliances. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers. Advertising costs are generally expensed as incurred. Marketing and selling expense also includes the salaries and related payroll benefits, overhead, and outside services related to our customer design, sales and services support center operations and global partnerships personnel. The customer support operations provide phone and e-mail support to customers on various topics such as order status, the use of our website graphic design studio, and free real-time design assistance. Marketing and selling expense also includes third party payment processor and credit card fees.

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

Income taxes.    VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica, Spain, Switzerland and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. Our Dutch, Canadian, Spanish, Swiss and American subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, these subsidiaries will typically incur tax expense in their respective jurisdictions.

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

Revenue Recognition.     We generate revenues primarily from the printing and shipping of customized printed products, such as business cards, postcards, brochures, magnets, T-shirts, presentation folders and folded greeting cards. We recognize revenue arising from sales of printed goods when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, the product has been shipped and title and risk of loss transfers to the customer, the sales price is fixed or determinable and collection is reasonably assured. Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Inventories.    Our inventories consist primarily of raw materials, and are stated at the lower of first-in, first-out cost or market value. Raw materials consist primarily of various types of paper stock, printing plates, T-shirts, hats, pens, rubber stamp casings, packaging supplies and similar items used to produce and ship our products. Management believes that these materials are commodity products that are not susceptible to obsolescence. In addition, where possible and economically advantageous, we manage our supply chain to maintain a just-in-time inventory process to minimize the levels of inventory on hand.

Software and Website Development Costs.    We capitalize eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force 00-2, “Accounting for Website Development Costs.” We capitalize the payroll and payroll-related costs of employees who devote time to the development of internal-use computer software. We amortize these costs on a straight-line basis over the estimated useful life of the software which is two years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Income Taxes.    We make estimates and judgments in determining our income tax expense, and in the calculation of our tax assets and liabilities. Our corporate tax rate is a combination of the tax rates of the jurisdictions where we conduct business. VistaPrint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income. We have entered into and operate pursuant to transfer pricing agreements that establish the transfer prices for transactions between VistaPrint Limited and our subsidiaries in the United States, Canada, Spain, the Netherlands, Switzerland and Jamaica. The determination of appropriate transfer prices requires us to apply judgment. We believe that our transfer pricing is in accordance with applicable statutory regulations.

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are based on the differences between the financial statement carrying values and the tax bases and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We regularly review our deferred tax assets for recoverability and estimate a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Our judgment is required to determine, among other things, whether an increase or decrease of a valuation allowance is warranted. We will increase the valuation allowance if we operate at a loss or are unable to generate sufficient future taxable income. We will decrease the valuation allowance if our future taxable income is significantly higher than expected or we are able to utilize our tax credits. Any changes in the valuation allowance could affect our tax expense, financial position and results of operations.

Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We did not recognize any cumulative effect adjustments to retained earnings as a result of adopting FIN 48. As of

June 30, 2007, we had unrecognized tax benefits of approximately $0.4 million, and as of June 30, 2008, we had unrecognized tax benefits of $0.9 million which will reduce the effective tax rate when recognized. There have been no significant changes to these amounts during the year ended June 30, 2008. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. The amount of interest and penalties accrued upon adoption of FIN 48 and at June 30, 2007 and 2008 was $6,000 and $27,000 respectively.

Share-Based Compensation.    Accounting for share options and restricted share units (RSUs) follows the provision of SFAS No. 123R, Share Based Payment, (SFAS 123R). The provision requires an entity to measure cost of an award of equity instruments based on the grant-date fair value of the award. In general, that cost will be recognized over the period which the recipient is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair vale of stock options and RSUs. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security.

Litigation and Contingencies.    We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Four class action lawsuits have been brought against VistaPrint USA, Inc., VistaPrint Corp. and/or VistaPrint Ltd. and two third party merchants asserting substantially identical claims relating to third party membership reward programs offered by the third party merchants on our vistaprint.com website. The outcome of these actions is not presently determinable, and as such, we are currently unable to estimate the potential range of loss, if any, relating to these actions. Accordingly, no provision for this matter has been made in the accompanying consolidated financial statements. Additional information regarding this matter is included under “Item 3. Legal Proceedings.”

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows for the choice to measure certain financial instruments and certain other items at fair value. This allows a company to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. SFAS 141(R) also requires acquisition costs be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the requirements of FASB Statement 146, Accounting for Costs of Exit or Disposal Activities. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2008	2007	2006
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	38.5%	35.2%	32.8%
Technology and development expense	11.2%	10.6%	10.3%
Marketing and selling expense	31.9%	34.3%	33.6%
General and administrative expense	8.1%	9.3%	10.9%

Income from operations	10.3%	10.6%	12.4%
Interest income	1.0%	1.8%	1.9%
Other income (expense), net	0.1%	0.0%	(0.3)%
Interest expense	0.4%	0.7%	0.8%

Income before income taxes	11.0%	11.7%	13.2%
Income tax provision	1.1%	1.1%	0.5%

Net income	9.9%	10.6%	12.7%

Fiscal Years Ended June 30, 2008, 2007 and 2006

In thousands

	Year Ended June 30,			2007-2008 % Change	2006-2007 % Change
	2008	2007	2006
Revenue	$400,657	$255,933	$152,149	57%	68%

Cost of revenue	$154,122	$89,971	$49,858	71%	80%
% of revenue	38.5%	35.2%	32.8%

The $144.7 million, or 57%, increase in revenue from fiscal 2007 to fiscal 2008 was primarily attributable to increases in sales of our small business marketing products. The overall growth during this period was driven by increases in website sessions, conversion rates and a positive impact from new product and service offerings. In addition our revenue was positively impacted by 5.7% resulting from a weaker U.S. dollar as compared to the prior fiscal year. During this period, our website sessions grew by 47% to 193.0 million, conversion rates grew by 7% to 5.9% and our average order value remained constant at approximately $33. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Revenue from repeat customers increased from 63% of total revenue in fiscal 2007 to 64% of total revenue in fiscal 2008. Revenue from our non-United States websites accounted for 38% of total revenues for fiscal 2008 as compared to 32% of total revenue during fiscal 2007.

The $103.8 million, or 68%, increase in revenue from fiscal 2006 to fiscal 2007 was primarily attributable to increases in sales of our small business marketing products. The overall growth during this period was driven by increases in website sessions, conversion rates and the average order value of shipments. During this period, our website sessions grew by 30% to 131.1 million, conversion rates grew by 17% to 5.5% and our average order value grew by 8% to $33. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Revenue from repeat customers increased from 62% of total revenue in fiscal 2006 to 63% of total revenue in fiscal 2007. Revenue from our non-United States websites accounted for 32% of total revenues for fiscal 2007 as compared to 29% of total revenue during fiscal 2007.

The increase in cost of revenue from fiscal 2007 to fiscal 2008 was primarily attributable to the production costs associated with increased volume of shipments of products during this period. The increase in the cost of revenue as a percentage of total revenue for fiscal 2008 compared to fiscal 2007 was primarily driven by a shift in our overall product mix, which includes the impact of postage from our mailing services offering which has a higher cost of revenue than the majority of our product and service offerings and a decline in referral fees as a percent of total revenue. The increase in cost of revenue as a percentage of revenue was also driven by a strong Canadian dollar which negatively impacted the raw material and labor costs of our Canadian production operations.

The increase in cost of revenue from fiscal 2006 to fiscal 2007 was primarily attributable to the production costs associated with increased volume of shipments of products during this period. The increase in the cost of revenue as a percentage of total revenue for fiscal 2007 compared to fiscal 2006 was primarily driven by a shift in our overall product mix and higher equipment depreciation and production labor costs which are the result of our continuing efforts to expand the capacity at our manufacturing facilities in order to meet the increased demand for our products. During the second half of fiscal 2007, we incurred approximately $1.0 million of consulting costs relating to projects targeting further process improvements and efficiencies within the global manufacturing operations. Additionally, during the second half of fiscal 2007, we identified certain production equipment in our Ontario facility that would no longer be used, and thus were deemed impaired. As a result, we recorded an impairment charge of $0.9 million to write the assets down to their estimated fair value.

In thousands

	Year Ended June 30,			2007-2008 % Change	2006-2007 % Change
	2008	2007	2006
Technology and development expense	$44,828	$27,176	$15,628	65%	74%
% of revenue	11.2%	10.6%	10.3%

Marketing and selling expense	$127,975	$87,887	$51,174	46%	72%
% of revenue	31.9%	34.3%	33.6%

General and administrative expense	$32,572	$23,694	$16,624	37%	43%
% of revenue	8.1%	9.3%	10.9%

The increase in our technology and development expenses of $17.7 million for fiscal 2008 as compared to fiscal 2007 was primarily due to increased payroll and benefit costs of $10.3 million and increased share-based compensation costs of $1.9 million associated with increased employee hiring in our technology development and information technology support organizations. At June 30, 2008, we employed 239 employees in these organizations compared to 175 employees at June 30, 2007. The increase in headcount has resulted in an increase in allocated overhead of $1.3 million compared to fiscal 2007. Allocated overhead consists primarily of facility-related expenses. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $2.6 million for fiscal 2008 as compared to fiscal 2007.

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

The increase in our marketing and selling expenses of $40.1 million for fiscal 2008 as compared to fiscal 2007 was driven primarily by increases of $24.0 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $7.7 million, and increased share-based compensation costs of $0.5 million. During this period, we continued to expand our marketing organization and our design, sales and customer support operations. At June 30, 2008, we employed 594 employees in these organizations compared to 422 employees at June 30, 2007. The increase in headcount has resulted in an increase in allocated overhead of $1.8 million compared to fiscal 2007. Allocated overhead consists primarily of facility-related expenses. In addition, payment processing fees paid to third-parties increased by $3.8 million during this period due to increased order volumes.

The increase in our marketing and selling expenses of $36.7 million for fiscal 2007 as compared to fiscal 2006 was driven primarily by increases of $22.2 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $5.9 million, and increased share-based compensation costs of $3.0 million. The share-based compensation costs include a charge of $1.4 million related to the modification of the vesting of options that was incurred related to a departing employee. During this period, we continued to expand our marketing organization and our design, sales and service operations. At June 30, 2007, we employed 422 employees in these organizations compared to 343 employees at June 30, 2006. In addition, payment processing fees paid to third-parties increased by $2.2 million during this period due to increased order volumes.

The increase in our general and administrative expenses of $8.9 million for fiscal 2008 as compared to fiscal 2007 was primarily due to increased payroll and benefit costs of $5.8 million and increased share-based compensation costs of $3.2 million resulting from the continued growth of our finance and human resource organizations, partially offset by decreases in third party professional fees of $1.0 million. The third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees. At June 30, 2008, we employed 132 employees in these organizations compared to 91 employees at June 30, 2007.

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

Interest income

Interest income decreased by $0.5 million during fiscal 2008 to $4.2 million as compared to $4.7 million in fiscal 2007. The decrease was primarily due to lower interest rate yields on our investments.

Interest income increased by $1.8 million during fiscal 2007 to $4.7 million as compared to $2.9 million in fiscal 2006. The increase was primarily due to increased levels of invested cash and marketable securities and higher interest rate yields on our investments.

Other income, net

Other income, net changed to $427,000 of income for fiscal 2008 as compared to $45,000 of expense for fiscal 2007. Other income (expense), net changed from $45,000 of expense for fiscal 2007 as compared to $494,000 of expense for fiscal 2006. The changes each year were driven by foreign currency exchange gains and losses realized during each period.

Interest expense

Interest expense decreased by $0.1 million during fiscal 2008 to $1.7 million as compared to $1.8 million in fiscal 2007. The decrease in fiscal 2008 compared to the same period in 2007 was due to a decrease in the outstanding principal on our bank loans during the period. Interest expense increased by $0.5 million during fiscal 2007 to $1.8 million as compared to $1.3 million in fiscal 2006. The increase in fiscal 2007 was due to bank loan obligations that were used to finance, in part, the construction of our Dutch and Canadian production facilities and various print production equipment purchases we made during the period.

Income tax provision

In thousands

	Year Ended June 30,
	2008	2007	2006
Income taxes:
Income tax provision	$4,261	$2,880	$783
Effective tax rate	9.7%	9.6%	3.9%

For the fiscal year ended June 30, 2008, our tax expense, which is calculated on a jurisdiction by jurisdiction basis, primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Spain, Canada and Switzerland. The taxable income for the United States, Dutch, Spanish Canadian and Swiss entities is a function of their level of costs incurred and charged to VistaPrint Limited under service agreements, which we also refer to as transfer pricing agreements. The resulting tax liability is incurred regardless of whether the consolidated group is profitable.

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

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Year Ended June 30,
	2008	2007	2006
	(in thousands)
Capital expenditures	$(62,740)	$(62,845)	$(24,929)
Development of software and website	(5,696)	(4,189)	(2,656)
Depreciation and amortization	25,193	14,874	7,786

Cash flows from operating activities	87,731	54,240	34,637
Cash flows used in investing activities	(58,056)	(62,177)	(71,410)
Cash flows from financing activities	2,980	12,716	74,851

At June 30, 2008, we had $129.7 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of commercial paper investment-grade corporate bonds, certificates of deposit, U.S. government agency issues and municipal auction rate securities. Historically, we have financed our operations through internally generated cash flows from operations, sales of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

As of June 30, 2008, approximately $2.5 million, of our short term investments were invested in auction rate securities as compared to $16.9 million at June 30, 2007. These auction rate securities are collateralized by portfolios of AAA and Aaa American municipal and federally insured obligations. During fiscal year 2008, certain auctions relating to our holdings failed resulting in our continuing to hold these securities and the issuers paying the maximum rate which has been reset due to the failure of the auction. The high reset rates have caused a portion of our holdings to be called by issuers during the year. We believe the reset rates have provided sufficient incentive to security issuers to address this lack of liquidity in the near term. We have the intent and the ability to hold these investments until the anticipated recovery period which we believe will be less than twelve months. We will continue to monitor and evaluate these investments on a quarterly basis for impairment or the need to reclassify as long-term investments. Subsequent to June 30, 2008, the Company sold $1.8 million of its auction rate securities in the Company’s marketable securities portfolio at par.

Operating Activities.    Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, loss on disposal of equipment, impairment loss on equipment, share-based compensation costs, deferred taxes, tax benefits derived from share-based compensation awards and the effect of changes in working capital and other activities. Cash provided by operating activities in fiscal 2008 was $87.7 million and consisted of net income of $39.8 million, positive adjustments for non-cash items of $36.7 million and $11.2 million provided by working capital and other activities. Adjustments for non-cash items included $25.2 million of depreciation and amortization expense on property and equipment and software and website development costs, $14.8 million of share-based compensation expense, $2.0 million of deferred taxes, and $1.3 million of tax benefits derived from share base compensation. Working capital and other activities primarily consisted of an increase of $13.5 million in accrued expenses and other liabilities and an increase of $2.4 million in accounts payable. This was partially offset by an increase of $2.2 million in prepaid expenses and other assets, an increase of $1.3 million in accounts receivable and an increase of $1.3 million in inventory.

Cash provided by operating activities in fiscal 2007 was $54.2 million and consisted of net income of $27.1 million, positive adjustments for non-cash items of $26.3 million and $0.8 million provided by working capital and other activities. Adjustments for non-cash items included $14.9 million of depreciation and amortization expense on property and equipment and software and website development costs, a loss on the disposal of equipment of $0.4 million, an impairment loss on equipment of $0.9 million, $8.8 million of share-based compensation expense and $1.3 million of deferred taxes. Working capital and other activities primarily consisted of an increase of $7.0 million in accrued expenses and other liabilities. This was partially offset by an increase of $3.2 million in prepaid expenses and other assets and an increase of $3.1 million in accounts receivable.

Investing Activities.    Cash used in investing activities in fiscal 2008 of $58.1 million was attributable primarily to capital expenditures of $62.7 million, net sales of marketable securities of $11.6 million, and capitalized software and website development costs of $5.7 million. Capital expenditures of $23.8 million were related to the purchase of production equipment for our Canadian and Dutch production facilities, $22.0 million were related to construction and land acquisition costs at our printing facilities and $1.4 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in fiscal 2007 of $62.2 million was attributable primarily to capital expenditures of $62.8 million, net sales of marketable securities of $4.6 million, and capitalized software and website development costs of $4.2 million. Capital expenditures of $35.5 million were related to the purchase of production equipment for our Canadian and Dutch production facilities, $15.9 million were related to construction and land acquisition costs at our production facilities and $11.6 million were related to purchases of information technology and facility related assets.

Financing Activities.    Cash provided by financing activities in fiscal 2008 of $3.0 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $8.3 million and $1.3 million of tax benefits derived from share based compensation, offset by net payments in connection with our equipment loan facilities of $3.3 million associated with the purchase of production assets for our Canadian and Dutch printing facilities and the use of $3.4 million to pay minimum withholding taxes related to the vesting of restricted share units (“RSUs”) granted and common shares withheld under equity incentive plans.

Cash provided by financing activities in fiscal 2007 of $12.7 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $13.7 million, offset by net payments in connection with our equipment loan facilities of $1.0 million associated with the purchase of production assets for our Canadian and Dutch facilities.

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Contractual obligations at June 30, 2008 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term Debt Obligations (1)	$22,811	$3,304	$14,278	$788	$4,441
Operating Lease Obligations	52,824	5,576	11,804	11,954	23,490

Total (2)	$75,635	$8,880	$26,082	$12,742	$27,931

(1)	Long-term debt obligations exclude amounts payable for interest.
(2)	We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $0.9 million as of June 30, 2008 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 10 to the consolidated financial statements included in this Report.

Long-Term Debt.    In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($98,700 at June 30, 2008), beginning on October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016, at which time the rate will be reset. At June 30, 2008, there was $6.4 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($78,900 at June 30, 2008), beginning on April 1, 2005 and continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At June 30, 2008, there was $0.9 million outstanding under this amendment to the credit agreement.

The credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s adjusted balance sheet and restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2008. There are no restrictions in the credit agreement on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, entered into an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest. Interest on the equipment loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 2.75% or Comerica’s prime rate. Interest on the construction loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 1.75% or Comerica’s prime rate less 1.00%. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan. At June 30, 2008, there was $7.6 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been and will be used to finance new printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1, 2006 and continuing through 2010. Interest on the loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of June 30, 2008, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2008, the Company had $7.9 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2008, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2008.

Operating Leases.    We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

In October 2006, VistaPrint USA, Incorporated, entered into an operating lease for approximately 202,000 square feet of office space in Lexington, Massachusetts. The lease term for this space commenced on April 27, 2007 and expires on April 26, 2017. Future rental payments required under the lease are an aggregate of approximately $50 million. The lease requires a security deposit in the form of a letter of credit in the amount of $1.1 million.

In December 2006, our Spanish subsidiary, VistaPrint España S.L., entered into an operating lease for approximately 19,000 square feet of office space in Barcelona, Spain. The lease term for this space commenced on January 1, 2007 and expires on December 31, 2011. Future minimum rental payments required under the lease are an aggregate of approximately 1.3 million euros ($2.1 million at June 30, 2008). The lease requires a security deposit in the form of a bank guarantee in the amount of 126,225 euros ($199,300 at June 30, 2008).

In November 2007, VistaPrint Schweiz, GmbH, our Swiss subsidiary, entered into an operating lease for approximately 12,000 square feet of office space in Winterthur, Switzerland. The lease term for this space commenced on November 1, 2007 and expires on February 28, 2013. Future minimum rental payments under the lease are an aggregate of approximately 1.0 million Swiss francs ($1.0 million at June 30, 2008). The lease requires a security deposit in the form of a bank guarantee in the amount of 132,000 Swiss francs ($130,000 at June 30, 2008).

Purchase Commitments.    At June 30, 2008, we had unrecorded commitments under contracts to expand our printing facility in Windsor and to purchase print production equipment at the Windsor and Venlo printing facilities of approximately $21.9 million compared to approximately $14.9 million at June 30, 2007.

On August 12, 2008, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At June 30, 2008, we had unrestricted cash and cash equivalents totaling $103.1 million and short-term marketable securities totaling $26.6 million. These amounts were invested primarily in money market funds commercial paper, investment-grade corporate bonds, certificates of deposit, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at June 30, 2008.

Foreign Currency Risk.    As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue and profits. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office and European headquarters in Barcelona, Spain, also has the euro as its functional currency. Our Swiss subsidiary, which operates a technology development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. Our Dutch, Spanish and Swiss subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. All other subsidiaries have the U.S. dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other income (expense), net on the statement of income. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in foreign currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other income (expense), net on the statement of income. We had net foreign currency transaction gains (losses) included in other income that were not material in fiscal 2008, 2007, and 2006. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $0.9 million on our income before taxes for fiscal 2008. A similar decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.2 million on our income before taxes for fiscal 2007.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowings of 7.3 million euros. At June 30, 2008, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at June 30, 2008 and comparing that with the fair value using the hypothetical period end exchange rate.

Item 8.	Financial Statements and Supplementary Data

VISTAPRINT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

VistaPrint Limited

We have audited the accompanying consolidated balance sheets of VistaPrint Limited (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, redeemable convertible preferred shares and shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VistaPrint Limited at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VistaPrint Limited’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2008 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2007, the Company adopted Emerging Issues Task Force Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.

/s/    Ernst & Young LLP

Boston, Massachusetts

August 21, 2008

VISTAPRINT LIMITED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$103,145	$69,464
Marketable securities	26,598	38,578
Accounts receivable, net of allowances of $213 and $148 at June 30, 2008 and 2007, respectively	6,105	4,647
Inventory	2,548	1,144
Prepaid expenses and other current assets	5,678	4,962

Total current assets	144,074	118,795
Property, plant and equipment, net	154,520	106,192
Software and web site development costs, net	5,380	3,841
Deferred tax assets	2,956	—
Other assets	9,022	6,025

Total assets	$315,952	$234,853

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,486	$9,445
Accrued expenses	35,655	22,403
Deferred revenue	1,893	746
Current portion of long-term debt	3,304	3,202

Total current liabilities	49,338	35,796
Deferred tax liabilities	2,656	1,225
Other liabilities	1,946	—
Long-term debt	19,507	21,772
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, par value $0.001 per share, 500,000,000 shares authorized; 44,279,248 and 43,472,317 shares issued and outstanding at June 30, 2008 and 2007, respectively	44	43
Additional paid-in capital	191,271	170,029
Retained earnings	43,098	4,066
Accumulated other comprehensive income	8,092	1,922

Total shareholders’ equity	242,505	176,060

Total liabilities and shareholders’ equity	$315,952	$234,853

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended June 30,
	2008	2007	2006

Revenue	$400,657	$255,933	$152,149
Cost of revenue (1)	154,122	89,971	49,858
Technology and development expense (1)	44,828	27,176	15,628
Marketing and selling expense (1)	127,975	87,887	51,174
General and administrative expense (1)	32,572	23,694	16,624

Income from operations	41,160	27,205	18,865
Interest income	4,160	4,691	2,903
Other income (expense), net	427	(45)	(494)
Interest expense	1,655	1,828	1,256

Income before income taxes	44,092	30,023	20,018
Income tax provision	4,261	2,880	783

Net income	$39,831	$27,143	$19,235

Basic net income per share	$0.91	$0.64	$0.51

Diluted net income per share	$0.87	$0.60	$0.45

Weighted average common shares outstanding—basic	43,913,119	42,445,991	33,147,287

Weighted average common shares outstanding—diluted	46,016,364	45,364,257	42,624,689

(1)	Share-based compensation is allocated as follows:

	Year Ended June 30,
	2008	2007	2006
Cost of revenue	$755	$427	$79
Technology and development expense	4,108	2,184	596
Marketing and selling expense	3,722	3,176	159
General and administrative expense	6,162	2,978	4,016

	$14,747	$8,765	$4,850

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY

(in thousands)

	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Additional Paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance at June 30, 2005	9,846	$13,556	12,874	$57,880	11,375	$11	$2,679	$(41,017)	$258	$(38,069)
Issuance of common shares due to share option exercises					1,905	2	6,642			6,644
Accretion of preferred shares		32		1,263				(1,295)		(1,295)
Conversion of preferred shares into common shares	(9,846)	(13,588)	(12,874)	(59,143)	22,721	23	72,708			72,731
Initial public offering, net of offering costs					5,500	6	59,475			59,481
Share-based compensation expense							4,850			4,850
Comprehensive income:
Net income								19,235		19,235
Currency translation									459	459
Unrealized loss on marketable securities									(52)	(52)

Total comprehensive income										19,642

Balance at June 30, 2006	—	$—	—	$—	41,501	$42	146,354	$(23,077)	665	$123,984

Issuance of common shares due to share option exercises					1,971	1	13,706			13,707
Reversal of estimated accrued offering costs from initial public offering							279			279
Tax benefits of employee share transactions							685			685
Share-based compensation expense							9,005			9,005
Comprehensive income:
Net income								27,143		27,143
Currency translation									1,218	1,218
Unrealized gain on marketable securities									39	39

Total comprehensive income										28,400

Balance at June 30, 2007	—	$—	—	$—	43,472	$43	$170,029	$4,066	$1,922	$176,060

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND

SHAREHOLDERS’ EQUITY (CONTINUED)

(in thousands)

	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Common Shares		Additional Paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balance at June 30, 2007	—	$—	—	$—	43,472	$43	$170,029	$4,066	$1,922	$176,060
Cumulative effect adjustment for accrued sabbatical								(799)		(799)
Issuance of common shares due to share option exercises					628	1	8,320			8,321
RSUs awarded, net of shares withheld for taxes					179		(3,391)			(3,391)
Tax benefits of employee share transactions							1,301			1,301
Share-based compensation expense							15,012			15,012
Comprehensive income:
Net income								39,831		39,831
Currency translation									6,209	6,209
Unrealized loss on marketable securities									(39)	(39)

Total comprehensive income										46,001

Balance at June 30, 2008	—	$—	—	$—	44,279	$44	$191,271	$43,098	$8,092	$242,505

See accompanying notes.

VISTAPRINT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2008	2007	2006
Operating activities
Net income	$39,831	$27,143	$19,235
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,193	14,874	7,786
Loss on disposal of equipment	71	474	—
Impairment loss on equipment	62	876	—
Share-based compensation expense	14,747	8,765	4,850
Deferred taxes	(2,029)	1,290	218
Tax benefits derived from share-based compensation awards	(1,301)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,257)	(3,124)	(273)
Inventory	(1,309)	298	(1,030)
Prepaid expenses and other assets	(2,173)	(3,177)	(2,033)
Accounts payable	2,439	(240)	1,649
Accrued expenses and other liabilities	13,457	7,061	4,235

Net cash provided by operating activities	87,731	54,240	34,637

Investing activities
Purchase of property, plant and equipment, net	(62,740)	(62,845)	(24,929)
Proceeds from sale of equipment	—	256	—
Purchase of marketable securities	(49,487)	(52,399)	(75,705)
Sales of marketable securities	61,117	57,000	31,880
Purchase of intangible assets	(1,250)	—	—
Capitalization of software and website development costs	(5,696)	(4,189)	(2,656)

Net cash used in investing activities	(58,056)	(62,177)	(71,410)

Financing activities
Proceeds from issuance of long-term debt	—	1,630	9,600
Repayments of long-term debt	(3,251)	(2,620)	(1,386)
Payment of withholding taxes in connection with settlement of RSUs	(3,391)	—	—
Tax benefits derived from share-based compensation awards	1,301	—	—
Payment of deferred offering costs	—	—	(1,387)
Net proceeds from public offering	—	—	61,380
Proceeds from issuance of common shares	8,321	13,706	6,644

Net cash provided by financing activities	2,980	12,716	74,851
Effect of exchange rate changes on cash	1,026	32	173

Net increase in cash and cash equivalents	33,681	4,811	38,251
Cash and cash equivalents at beginning of period	69,464	64,653	26,402

Cash and cash equivalents at end of period	$103,145	$69,464	$64,653

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

1. Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities, the Company offers a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides graphic design services and printed products to the consumer market.

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

Periodically, the Company evaluates its estimates, including those related to the accounts receivable and sales returns allowance, useful lives of property and equipment, and income taxes and litigation and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities at June 30, 2008 and 2007 are classified as “available-for-sale.” Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income in shareholders’ equity in the accompanying balance sheets. The cost of debt securities that are deemed available-for-sale securities is adjusted for amortization of premiums

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

and accretion of discounts to maturity. Such amortization and accretion are included in interest income in the accompanying consolidated statements of income. There were no realized gains and losses or declines in value judged to be other-than-temporary on available-for-sale securities and other investments that are included in interest income for the years ended June 30, 2008, 2007 and 2006 in the accompanying consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the accompanying consolidated statements of income.

As of June 30, 2008, approximately $2.5 million of the Company’s short term investments were invested in auction rate securities as compared to $16.9 million at June 30, 2007. These auction rate securities are collateralized by portfolios of AAA and Aaa American municipal and federally insured obligations. During fiscal year 2008, certain auctions relating to the Company’s holdings failed resulting in the Company continuing to hold these securities and the issuers paying the maximum rate which has been reset due to the failure of the auction. The high reset rates have caused a portion of the Company’s holdings to be called by issuers during the year. The Company believes the reset rates have provided sufficient incentive to security issuers to address this lack of liquidity in the near term. The Company has the intent and the ability to hold these investments until the anticipated recovery period which it believes will be less than twelve months. The Company will continue to monitor and evaluate these investments on a quarterly basis for impairment or the need to reclassify as long-term investments. Subsequent to June 30, 2008 the Company sold $1.8 million of its auction rate securities in the Company’s marketable securities portfolio at par.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	June 30,
	2008	2007
Cash and cash equivalents	$103,145	$69,464
Marketable securities:
Asset-backed securities	—	603
Commercial paper	1,497	—
Corporate bonds	11,917	12,429
Certificates of deposit	893	3,700
U.S. government agency issues	9,756	4,946
Municipal auction rate securities	2,535	16,900

Total marketable securities	26,598	38,578

Total cash, cash equivalents and marketable securities	$129,743	$108,042

We have not experienced any realized gains or losses on our investments in the periods presented. Net unrealized losses at June 30, 2008 and 2007 were $52 and $13, respectively. As of June 30, 2008, the contractual maturities for all of the Company’s available-for-sale securities, with the exception of auction rate securities, are one year or less.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following table summarizes unrealized gains and losses related to our investments in cash equivalents and marketable securities at June 30, 2008 (in thousands):

	Book Value	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$103,145	—	$103,145

Marketable securities:
Commercial paper	1,497	—	1,497
Corporate bonds	11,923	(6)	11,917
Certificates of deposit	896	(3)	893
U.S. Government Agency Issues	9,759	(3)	9,756
Municipal auction rate securities	2,575	(40)	2,535

Total marketable securities	26,650	(52)	26,598

Total	$129,795	(52)	$129,743

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

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash equivalents, marketable securities, accounts receivable, accounts payable, debt and accrued expenses approximate fair value due to the short period of time to maturity of those instruments.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The risk with respect to cash and cash equivalents and marketable securities is reduced by the Company’s policy of investing in financial instruments (i.e., cash equivalents) with short-term maturities issued by highly rated financial

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

institutions. The risk with respect to accounts receivables is reduced by the Company’s policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. One customer accounted for 28% of the Company’s total accounts receivable at June 30, 2008, and one customer accounted for 42% of the Company’s total accounts receivable at June 30, 2007.

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

Software and Web Site Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s useful life, which is approximately two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Total software development costs capitalized in the years ended June 30, 2008, 2007 and 2006 were $5,696, $4,189 and $2,656, respectively. Costs associated with the acquisition of content images used in the Company’s graphic design process that have useful lives greater than one year, such as digital images and artwork, are capitalized and amortized over their useful lives, which approximate two years.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

Amortization expense in connection with the development of software for internal use in the years ended June 30, 2008, 2007 and 2006 was $4,118, $2,698 and $2,038, respectively, resulting in accumulated amortization of $7,041 and $4,501 at June 30, 2008 and 2007, respectively.

The Company performs a periodic review of the recoverability of capitalized software costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets. The Company recorded impairment charges of $39, $67 and $117 for the years ended June 30, 2008, 2007 and 2006, respectively. The amortization of capitalized software costs and any impairment charges is included in technology and development expense in the accompanying consolidated statements of income.

Revenue Recognition

Customer orders are received via the Company’s websites and are primarily paid for using credit cards, and also through direct bank debit, wire transfers and other payment methods. The Company recognizes revenue arising from sales of products when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped and title and risk of loss transfers to the customer, the net sales price is fixed or determinable and collectibility is reasonably assured. The Company offers discounts to its customers through various advertising campaigns which often contain sales offers that include discounts on the Company’s list prices. These discounts are recognized as a reduction of revenue in the Company’s consolidated statement of income at the time revenue is recognized. The Company also generates revenue from order referral fees, revenue share and other fees received from merchants for customer click-throughs, distribution of third-party promotional materials and orders that are placed on the merchants’ websites. Revenue generated from order referrals is recognized in the period that the click-through impression is delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable, no significant obligations remain and collection is reasonably assured.

A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue.

Sales and purchases in countries which are subject to Value Added Tax (VAT) are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Revenue

Cost of revenue consists of materials used to generate printed products, payroll and related expenses for printing personnel, supplies, depreciation of equipment used in the printing process, shipping charges, website hosting costs and other miscellaneous related costs of products sold by the Company (see Note 3).

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

Marketing and Selling Expense

Marketing and selling expense consists of advertising expenses, salaries and overhead related to sales, marketing and customer design sales and service activities, credit card processing fees and miscellaneous related costs.

All advertising costs are expensed as incurred. Advertising production costs are expensed as the costs to produce the advertising are incurred. Advertising communication costs are expensed at the time of communication. Advertising expenses for the years ended June 30, 2008, 2007 and 2006 were $73,699, $47,147 and $26,687, respectively.

Technology and Development Expense

Technology and development expense consists primarily of payroll and related expenses for software and engineering development, information technology operations, website hosting, amortization of capitalized software and website development costs, equipment depreciation, patent amortization and miscellaneous infrastructure-related costs. Technology and development expense also includes the amortization of purchase costs related to content images used in the Company’s graphic design process.

Research and development costs are expensed as incurred. Research and development expenses for the years ended June 30, 2008, 2007 and 2006 were $6,144, $3,426 and $1,519, respectively. Costs of information technology operations are expensed in the period in which they are incurred.

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

In March 2007, the Company recorded an impairment charge of $1,013 relating to a project undertaken in its Windsor, Ontario facility to automate a portion of the production workflow which was no longer considered viable. In June 2007, upon final settlement with the vendor, the Company reduced the impairment loss by $137. The impairment charge was determined to be the total cost of the project upon final settlement, less the fair value of equipment to be re-deployed or resold to a third party, and is included in cost of revenue in the accompanying consolidated statements of income for the year ended June 30, 2007.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of redeemable convertible preferred shares and shareholders’ equity.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2008	2007
Unrealized loss on marketable securities	$(52)	$(13)
Cumulative translation adjustments	8,144	1,935

Accumulated other comprehensive income	$8,092	$1,922

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

Foreign Currency Translation

The majority of the Company’s non-U.S. sales orders are manufactured by the Company’s Dutch subsidiary which has the euro as its functional currency. The Company’s Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. The Company’s Swiss subsidiary, which operates a technology development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. The Company’s Dutch, Swiss and Spanish subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. All other subsidiaries have the U.S. dollar as their functional currency and

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in other income (expense), net. Foreign currency transaction gains (losses) included in other income (expense), net for the years ended June 30, 2008, 2007 and 2006 were $427, $(45) and $(494), respectively.

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

For June 30, 2006, diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Under the two-class method, the Company allocated net income first to preferred shareholders based on dividend rights under the Company’s bye-laws and then to preferred and common shareholders, pro rata, based on ownership interests. Diluted net income per share for all years presented gives effect to all potentially dilutive securities, including share options using the treasury stock method. Common share equivalents of 864,968, 1,103,614 and 109,630 were excluded from the determination of potentially dilutive shares for the years ended June 30, 2008, 2007 and 2006, respectively, due to their anti-dilutive effect.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Year Ended June 30,
	2008	2007	2006
Numerator:
Net income	$39,831	$27,143	$19,235

Allocation of net income:
Basic:
Accretion of preferred share dividends	—	—	(1,281)
Undistributed net income allocated to preferred shareholders	—	—	(1,065)

Net income attributable to common shareholders	$39,831	$27,143	$16,889

Denominator:
Weighted-average common shares outstanding	43,913,119	42,445,991	33,147,287
Weighted-average common shares upon conversion of convertible preferred shares	—	—	5,618,395
Weighted-average common shares issuable upon exercise of outstanding share options/RSUs	2,103,245	2,918,266	3,859,007

Shares used in computing diluted net income per common share	46,016,364	45,364,257	42,624,689
Calculation of net income per share:
Basic:
Net income attributable to common shareholders	$39,831	$27,143	$16,889

Weighted average common shares outstanding	43,913,119	42,445,991	33,147,287
Net income per common share	$0.91	$0.64	$0.51

Diluted:
Net income attributable to common shareholders	$39,831	$27,143	$19,235

Shares used in computing diluted net income per common share	46,016,364	45,364,257	42,624,689
Net income per common share	$0.87	$0.60	$0.45

Share-Based Compensation

At June 30, 2008, the Company had three share-based compensation plans (see Note 8). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Board of Directors at the date of grant. Prior to July 1, 2005, the Company had accounted for grants under its plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and, as such, compensation cost had not been recognized on those grants. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“Statement 123(R)”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized by the Company beginning July 1, 2005 includes: (a) compensation cost for all share-based payments granted between June 3, 2005, the date

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

the Company filed its Registration Statement on Form S-1 with the Securities and Exchange Commission, and July 1, 2005, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method guidelines of Statement 123(R), results for prior periods have not been restated.

The Company recorded share-based compensation costs of $14,747, $8,765 and $4,850 for the years ended June 30, 2008, 2007 and 2006, respectively. No income tax benefit was recognized in the accompanying consolidated statements of income for share-based compensation arrangements for the years ended June 30, 2008, 2007 and 2006. Share-based compensation costs capitalized as part of software and website development costs were $697, $434 and $176 for the years ended June 30, 2008, 2007 and 2006, respectively.

At June 30, 2008, there was $60,536 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.0 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities from guideline companies since the Company does not have sufficient history as a publicly traded company. Implied volatilities were considered, but the guideline companies selected do not have an active market for their options. The Company also uses the expected lives used by guideline companies to estimate the expected life of options granted. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is recognized using the straight-line recognition method. Weighted-average assumptions used for grants in 2008, 2007 and 2006 are as follows:

	Year Ended June 30,
	2008	2007	2006
Risk-free interest rate	3.75%	4.71%	4.36%
Expected dividend yield	0%	0%	0%
Expected life (years)	4.25	4.25	4.25
Expected volatility	52%	59%	60%
Weighted average fair value of options granted	$15.82	$13.88	$8.81

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

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

Patents

The Company pursues patent protection for its intellectual property. As of June 30, 2008, the Company held seventeen issued United States patents and three patents in other countries. The Company has multiple additional patent applications pending with United States, European, and other patent offices related to various systems, processes, techniques, and tools developed by the Company for its business. All costs related to patent applications are expensed as incurred. The costs of purchasing patents from unrelated third parties are capitalized and amortized over the remaining life of the patent. The costs of pursuing others who are believed to infringe on the Company’s patents, as well as costs of defending the Company against patent-infringement claims, are expensed as incurred.

Sabbatical Leave

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows for the choice to measure certain financial instruments and certain other items at fair value. This allows a company to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. SFAS 141(R) also requires acquisition costs be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the requirements of FASB Statement 146, Accounting for Costs of Exit or Disposal Activities. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

3. Related-Party Transactions

Since September 2005, the Company has produced 100% of its customer print orders at its internal manufacturing facilities.

Prior to May 2005, the Company purchased all of its printed materials for the fulfillment of North American customers’ orders from Mod-Pac Corporation (“Mod-Pac”). The brother of the President and CEO of the Company is the President and CEO of Mod-Pac, and the father of the President and CEO of the Company is the Chairman of the Board of Mod-Pac. The Company amended the Mod-Pac printing supply agreement in April 2005 to permit the Company to manufacture products destined for North American customers in exchange for the payment of a fee to Mod-Pac for each unit shipped from our Canadian facility. The new supply agreement expired on August 30, 2005 and the Company has not placed any orders with Mod-Pac since that date. In the year ended June 30, 2006, the Company purchased goods and services from Mod-Pac of $3,257.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2008	2007
Land and land improvements	$10,746	$4,945
Building and building improvements	43,228	21,265
Computer software and equipment	23,137	16,739
Furniture, fixtures and office equipment	6,474	4,150
Leasehold improvements	2,740	1,237
Machinery and print production equipment	93,738	62,250
Construction in progress	13,567	16,540

	193,630	127,126
Less: accumulated depreciation	(39,110)	(20,934)

	$154,520	$106,192

At June 30, 2008, construction in progress consisted mainly of expenditures related to the purchase of production equipment for the Company’s Canadian and Dutch printing facilities and expansion of the Canadian facility. At June 30, 2007, construction in progress consisted mainly of expenditures related to the purchase of production equipment for the Canadian and Dutch facilities and expansion of the Dutch facility. Depreciation expense totaled $20,348, $11,568 and $5,388 for the years ended June 30, 2008, 2007 and 2006, respectively.

5. Long-Term Debt

In November 2003, VistaPrint B.V., the Company’s Dutch subsidiary, entered into a 5,000 euro revolving credit agreement (the “Credit Agreement”) with ABN AMRO Bank N.V., a Dutch based bank. The borrowings were used to finance the construction of the Company’s printing facility located in Venlo, the Netherlands. The Company had $6,413 and $5,837 outstanding under the Credit Agreement as of June 30, 2008 and 2007, respectively. The loan is secured by a mortgage on the land and building and is payable in quarterly installments beginning on October 1, 2004 through 2024 of 63 euros ($99 and $85 at June 30, 2008 and 2007, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset.

In November 2004, VistaPrint B.V. amended the Credit Agreement to include an additional 1,200 euro loan. The borrowings were used to finance a new printing press at the Venlo printing facility. This resulted in the Company having an additional $868 and $1,015 outstanding under the Credit Agreement as of June 30, 2008 and 2007, respectively. This additional loan is secured by the printing press and is payable in quarterly installments beginning on April 1, 2005 through 2011 of 50 euros ($79 and $68 at June 30, 2008 and 2007, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan.

The Credit Agreement with ABN AMRO requires the Company to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 30% of VistaPrint B.V.’s adjusted balance sheet and

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2008 and 2007. There are no restrictions on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., the Company’s Canadian production subsidiary, entered into an $11,000 credit agreement with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of a printing facility located near Windsor, Ontario, Canada. At June 30, 2008 and 2007, the Company had $7,640 and $8,900 outstanding under this credit agreement, respectively. The loan is secured by a guaranty from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments of $105 beginning November 1, 2005 through 2009 plus interest. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10,000 equipment term loan. The borrowings have been used to finance new printing equipment purchases for the production facility near Windsor, Ontario. The loan is secured by guarantees from VistaPrint Limited and two of its subsidiaries and is payable in monthly installments of $111 beginning on December 1, 2006 and continuing through December 2010, plus interest. As of June 30, 2007, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining terms of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2008 and 2007, the Company had $7,889 and $9,222 outstanding under this term loan, respectively.

The credit agreement with Comerica Bank includes covenants that require the Company to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless the Company maintains at least $30 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2008, the minimum debt service coverage covenant did not apply because the Company maintained at least $30.0 million in unrestricted cash and cash equivalents. The Company and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2008.

Payments due on long-term debt, excluding interest related payments, during each of the five fiscal years subsequent to June 30, 2008, are as follows:

2009	$3,304
2010	8,424
2011	5,854
2012	394
2013	394
Thereafter	4,441

$22,811

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

6. Accrued Liabilities

Accrued liabilities included the following:

	Year Ended June 30,
	2008	2007
Accrued advertising costs	$9,939	$6,417
Accrued compensation costs	8,345	5,553
Accrued income taxes	3,078	610
Accrued shipping costs	1,445	1,708
VAT payable	3,514	2,343
Other	9,334	5,772

Total accrued liabilities	$35,655	$22,403

7. Series A and Series B Redeemable Convertible Preferred Shares

Prior to the Company’s initial public offering (“IPO”) on September 29, 2005 the Company had outstanding 9,845,849 shares of Series A Redeemable convertible Preferred Shares (the “Series A Shares”) and 12,874,694 shares of Series B Redeemable Convertible Preferred Shares (the “Series B Shares”). The Series A and Series B shares had certain dividend, voting, liquidation, conversion and redemption rights, as defined. In connection with the completion of the Company’s IPO, all outstanding Series A Shares and Series B Shares were converted into an aggregate of 22,720,543 common shares.

8. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors determined that no further grants of awards under the 2000-2002 Plan would be made after the IPO. As of June 30, 2008, there were options to purchase 1,970,725 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000- 2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) provides for employees, officers, non-employee directors, consultants and advisors of the Company to receive restricted share awards or other share-based awards or be granted options to purchase common shares. Among other terms, the 2005 Plan, requires that the exercise price of any share option or share appreciation right granted under the 2005 Plan be at least 100% of the fair market value of the common shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of ten years; provides that shares underlying outstanding awards under the 2000-2002 Plan that are cancelled, forfeited, expired or otherwise terminated without having been exercised

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

in full will no longer become available for the grant of new awards under the 2005 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2005 Plan provides that the number of common shares available for issuance under the Plan will be reduced by (i) 1.56 common shares for each share subject to any restricted share award, restricted share unit or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the common shares on the date of grant and (ii) one common share for each share subject to any other award under the 2005 Plan.

As of June 30, 2008, there were awards to purchase or acquire 4,163,921 common shares outstanding under the 2005 Plan, 439,731 common shares had been issued upon exercise of options granted under the 2005 Plan, and 2,529,878 common shares remained available for issuance under the 2005 Plan.

While the Company may grant options to employees, officers, non-employee directors, consultants and advisors which become exercisable at different times or within different periods, the Company has generally granted options to employees, officers, consultants and advisors that are exercisable on a cumulative basis, with 25% exercisable on the first anniversary of the date of grant, and 6.25% quarterly thereafter. In addition, the Company has generally granted awards to non-employee directors that are exercisable on a cumulative basis, with 8.33% exercisable each quarter. Given these vesting rates, the requisite service period to achieve 100% vesting is normally four years for employees and officers and three years for non-employee directors. The contractual life of the options is ten years.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company reserved 250,000 shares for such awards. As of June 30, 2008, there were 37,988 options outstanding under the Directors’ Plan and 212,012 shares available for future grant under the Directors Plan.

A summary of the Company’s share option activity and related information for the year ended June 30, 2008 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	4,424,927	$16.25
Granted	576,443	34.77
Exercised	(628,188)	13.25
Forfeited/cancelled	(69,575)	19.29

Outstanding at the end of the period	4,303,607	$19.12	7.55	$41,940

Vested or expected to vest at the end of the period	4,206,922	$18.94	7.53	41,515

Exercisable at the end of the period	2,079,605	$14.52	7.00	$27,133

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

A summary of the Company’s unvested restricted share unit activity and related information for the fiscal year ended June 30, 2008 is as follows:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
Unvested at the beginning of the period	609,829	$30.77
Granted	1,007,674	33.22
Vested and distributed	(273,848)	35.84
Forfeited/cancelled	(71,524)	35.39

Unvested at the end of the period	1,272,131	$31.36

The Company had an aggregate of 2,741,890 common shares available for future award under all of its share-based compensation plans as of June 30, 2008.

The total fair value of shares vested during the fiscal year ended June 30, 2008, 2007 and 2006 was $9,813, $3,518 and $0, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was $16,870, $54,763 and $46,421, respectively.

9. Employees’ Savings Plan

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Under the provisions of the plan, employees may voluntarily contribute up to 15% of eligible compensation, subject to IRS limitations. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over four years. The Company contributed and expensed $988, $608 and $396 in the years ended June 30, 2008, 2007 and 2006, respectively.

10. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2008	2007	2006
Current:
U.S. Federal	$4,544	$1,388	$(163)
U.S. State	781	368	6
Non-U.S.	965	(166)	722

Total current	6,290	1,590	565

Deferred:
U.S. Federal	(2,099)	(268)	218
U.S. State	(688)	(80)	—
Non-U.S.	758	1,638	—

Total deferred	(2,029)	1,290	218

Total	$4,261	$2,880	$783

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

The following is a reconciliation of the standard U.S. statutory tax rate and the Company’s effective tax rate:

	Year Ended June 30,
	2008	2007	2006
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes	0.3%	1.0%	0.0%
Tax reserve reversal	0.0%	0.0%	(4.7)%
Foreign rate differential	(23.9)%	(24.4)%	(26.6)%
Other	(0.7)%	(1.0)%	1.2%

Effective income tax rate	9.7%	9.6%	3.9%

The following is a summary of the Company’s income before taxes by geography:

	Year Ended June 30,
	2008	2007	2006
U.S.	$8,068	$4,107	$2,249
Non-U.S.	36,024	25,916	17,769

Total	$44,092	$30,023	$20,018

Significant components of the Company’s deferred tax assets and liabilities, which are primarily related to its United States subsidiary, for income taxes consist of the following at June 30, 2008 and 2007:

	Year Ended June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$595	$1,452
Accrued expenses	608	528
Share-based compensation	2,641	—
Corporate minimum tax	210	—
R&D credit carryforwards	150	—

Total deferred tax assets	4,204	1,980

Deferred tax liabilities:
Depreciation and amortization	(2,827)	(2,544)

Total deferred tax liabilities	(2,827)	(2,544)

Net deferred taxes	$1,377	$(564)

The current portion of the net deferred taxes at June 30, 2008 and 2007 was an asset of $1,076 and $661, respectively, which is included in prepaid and other current assets in the accompanying consolidated balance sheets.

In assessing the realizability of deferred tax assets in accordance with SFAS No. 109, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

will not be realized. Based on the weight of available evidence at June 30, 2008, management believes that it is more likely than not that all of its net deferred tax assets will be realized. The Company will continue to assess the realization of the deferred tax assets based on operating results.

At June 30, 2008, the Company had U.S. federal net operating loss carryforwards of approximately $1,240 that expire on dates up to and through the year 2021. The utilization of these net operating losses is subject to annual limitation under the change in share ownership rules of the Internal Revenue Code. The Company had foreign net operating loss carryforwards of approximately $435 that expire on dates up to and through 2027.

The Company has corporate minimum tax credit carryforwards in Canada of approximately $210 that expire on dates up to 2019.

The Company adopted the provisions of FIN 48 effective July 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize any cumulative effect of a change in accounting principle from the adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest, is as follows:

(in thousands)
Balance at July 1, 2007	$390
Additions based on tax positions related to the current year	460
Reductions for tax positions of prior years	0

Balance at June 30, 2008	$850

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $877 as of June 30, 2008. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties included in income tax expense for the year ended June 30, 2008 and 2007 were $27 and $6 respectively.

The Company does not anticipate the amount of unrecognized tax benefits to change materially over the next 12 months.

The Company files income tax returns in the US federal and Massachusetts tax jurisdiction, and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to June 30, 2004 although carryforward attributes that were generated prior to fiscal 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. The statute of limitations are not closed for foreign tax jurisdictions.

11. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended June 30,
	2008	2007	2006
Revenues
United States	$249,017	$173,414	$108,524
Non-United States	151,640	82,519	43,625

Total revenues	$400,657	$255,933	$152,149

	June 30,
	2008	2007
Long-lived assets:
Bermuda	$14,681	$8,024
Netherlands	67,153	40,570
Switzerland	1,622	—
Canada	71,485	57,209
United States	13,747	7,727
Jamaica	1,150	1,167
Spain	2,040	1,361

Total	$171,878	$116,058

12. Commitments and Contingencies

Operating Lease Commitments

The Company rents office space under operating leases expiring on various dates through 2017. Total rent expense for the years ended June 30, 2008, 2007 and 2006 were $5,347, $2,537, and $1,324, respectively.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

Future minimum rental payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2008:

2009	$5,576
2010	5,868
2011	5,936
2012	6,026
2013	5,928
Thereafter	23,490

Total	$52,824

In connection with VistaPrint USA, Incorporated’s lease for approximately 202,000 square feet of office space in Lexington, Massachusetts, the lease requires a security deposit in the form of a letter of credit in the amount of $1,100. This amount is classified as restricted cash and is included in other assets in the consolidated balance sheet. Escalating rent payments and rent abatement are recognized on a straight-line basis over the term of the lease. In addition, the Company provided a customary indemnification to the lessor for certain claims that may arise under the lease. A maximum obligation is not explicitly stated, thus the potential amount of future maximum payments that might arise under this indemnification obligation cannot be reasonably estimated. The Company has not experienced any prior claims against similar lease indemnifications in the past and management has determined that the associated fair value of the liability is not material. As such, the Company has not recorded any liability for this indemnity in the accompanying consolidated financial statements. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably estimable and probable. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

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

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

directors, executive officers and employees of the Company and its subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which the individual may be involved by reason of such individual being or having been a director, officer or employee.

Based upon the Company’s historical experience and information known to the Company as of June 30, 2008, the Company believes its liability on the above guarantees and indemnities at June 30, 2008 is immaterial.

Purchase Commitments

At June 30, 2008, the Company had unrecorded commitments under contracts to expand the Canadian printing facility and to purchase print production equipment for the Canadian and Dutch printing facilities of approximately $9,482 and $12,442, respectively.

At June 30, 2007, the Company had unrecorded commitments under contracts to purchase print production equipment and to complete construction relating to the expansion of the Canadian and Dutch printing facilities of approximately $6,585 and $8,334, respectively.

Legal Proceedings

On July 27, 2006, the Company’s wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, print24 GmbH filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. Print24’s nullification action against VistaPrint in German Patent Court remains outstanding and the Company is unable to express an opinion as to the likely outcome of such action.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. The defendants opposed VistaPrint Technologies Limited’s request for a stay. The Court has not yet ruled on VistaPrint Technologies Limited’s request for a stay, but the case has been suspended pending the Court’s decision.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on the Company’s vistaprint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to VistaPrint customers on the Company’s vistaprint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. The U.S. District Court for the Southern District of Texas has scheduled an initial pretrial conference for October 2, 2008. The Company also has discovered that, on July 31, 2008 and August 25, 2008, nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey and in the United States District Court, Southern District of Alabama, respectively, against the same Defendants on behalf of a different plaintiffs. The complaints in the New Jersey and Alabama lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint, but the New Jersey action contains a state law claim under the New Jersey Consumer Fraud Act and the Alabama lawsuit does not contain any additional state law claims.

Among other allegations, the plaintiffs in each action claim that after ordering products on the Company’s vistaprint.com website they were enrolled in certain membership discount programs operated by the Vertrue Defendants and that monthly subscription fees for the programs were subsequently charged directly to the credit or debit cards they used to make purchases on vistaprint.com, in each case purportedly without their knowledge or authorization. The plaintiffs also claim that the Defendants failed to disclose to them that the credit or debit card information they provided to make purchases on vistaprint.com would be disclosed to the Vertrue Defendants and would be used to pay for monthly subscriptions for the membership discount programs. The plaintiffs have requested that the Defendants be enjoined from engaging in the practices complained of by the plaintiffs. They also are seeking an unspecified amount of damages, including statutory and punitive damages, as well as pre-judgment and post-judgment interest and attorneys’ fees and costs for the purported class.

The Company believes it has meritorious defenses to these purported class action lawsuits and intend to defend these actions vigorously. However, the lawsuits are in their earliest stages and the Company is unable to express an opinion as to the likely outcome of such actions.

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

The Company is not currently party to any other material legal proceedings. The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of such a proceeding could, depending on its amount and timing, materially affect the Company’s results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

13. Supplemental Disclosures of Cash Flow Information

	Year Ended June 30,
	2008	2007	2006
Cash paid during the year for:
Interest	$1,635	$1,789	$1,089
Income taxes	1,841	1,349	766

Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred shares	$—	$—	$1,295
Cumulative effect of adoption of EITF 06-2	$799	$—	$—

14. Allowance for Doubtful Accounts

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2008, 2007 and 2006:

	Balance at Beginning of Period	Provision	Write- offs/ (Recovery)	Balance at End of Period
Year ended June 30, 2008	$148	$65	$0	$213
Year ended June 30, 2007	$50	$106	$(8)	$148
Year ended June 30, 2006	$57	$—	$(7)	$50

VISTAPRINT LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2008, 2007 and 2006

(in thousands, except share and per share data)

15. Quarterly Financial Data (unaudited)

Year Ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$79,453	$105,017	$105,779	$110,408
Net income	6,879	11,169	11,453	10,330
Net income per common share :
Basic	$0.16	$0.25	$0.26	$0.23

Diluted	$0.15	$0.24	$0.25	$0.22

Year Ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$50,003	$64,034	$69,348	$72,548
Net income	6,048	8,312	7,385	5,398
Net income per common share:
Basic	$0.15	$0.20	$0.17	$0.12

Diluted	$0.14	$0.18	$0.16	$0.12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

VistaPrint Limited

We have audited VistaPrint Limited’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VistaPrint Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, VistaPrint Limited maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VistaPrint Limited as of June 30, 2008 and 2007 and the related consolidated statements of income, redeemable convertible preferred shares and shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2008 and our report dated August 21, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

August 21, 2008

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors and executive officers required under this item pursuant to Item 401 of Regulation S-K is incorporated by reference to the information set forth under the sections captioned “Election of Directors” and “Information About Executive Officers” in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders. Information required under this Item pursuant to Item 405 of Regulation S-K compliance with Section 16(a) of the Exchange Act will be contained in our 2008 proxy statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required under this item pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the section captioned “Corporate Governance” and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions, and to all of our employees. The text of our code of business conduct and ethics is available on our website at www.vistaprint.com. We did not waive any provisions of the code of business conduct and ethics during the fiscal year ended June 30, 2008. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11.	Executive Compensation

The information required by this item pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference herein to our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the section captioned “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item pursuant to Items 403 and 201(d) of Regulation S-K is incorporated by reference herein to our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item pursuant to Items 404 and 407(a) of Regulation S-K is incorporated by reference herein to our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the sections captioned “Certain Relationships and Related Party Transactions” and “Determination of Independence.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item pursuant to Item 9(e) of Schedule 14A is incorporated by reference herein to our definitive proxy statement for our 2008 Annual General Meeting of Shareholders under the section captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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

August 29, 2008	VISTAPRINT LIMITED

	By:	/S/ ROBERT S. KEANE
Robert S. Keane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT S. KEANE Robert S. Keane	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	August 29, 2008

/s/ HARPREET GREWAL Harpreet Grewal	Chief Financial Officer (Principal financial and accounting officer)	August 29, 2008

/s/ DANIEL CIPORIN Daniel Ciporin	Director	August 29, 2008

/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Director	August 29, 2008

/s/ GEORGE M. OVERHOLSER George M. Overholser	Director	August 29, 2008

/s/ LOUIS PAGE Louis Page	Director	August 29, 2008

/s/ RICHARD RILEY Richard Riley	Director	August 29, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Memorandum of Association of the Registrant

3.2(1)	Amended and Restated Bye-Laws of the Registrant

4.1(1)	Specimen certificate evidencing common shares

10.1(1)*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.2(1)*	Form of Nonqualified Share Option Agreement under 2000-2002 Share Incentive Plan

10.3(1)*	Form of Incentive Share Option Agreement under 2000-2002 Share Incentive Plan

10.4(1)*	2005 Non-Employee Directors’ Share Option Plan

10.5(2)*	Amendment to 2005 Non-Employee Directors’ Share Option Plan

10.6(3)*	Form of Nonqualified Share Option Agreement under 2005 Non-Employee Directors’ Share Option Plan, as amended

10.7(4)*	Amended and Restated 2005 Equity Incentive Plan

10.8(3)*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.9(1)*	Form of Incentive Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.10(3)*	Form of Restricted Share Unit Agreement under Amended and Restated 2005 Equity Incentive Plan

10.11(5)*	Executive Officer FY 2009 Bonus Plan

10.12(2)*	Executive Officer FY 2008 Bonus Plan

10.13(1)*	Form of Executive Officer Indemnification Agreement

10.14(1)*	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of December 1, 2004

10.15(6)*	Amendment No.1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of March 31, 2008

10.16(1)*	Form of Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Janet F. Holian, dated as of December 1, 2004

10.17(6)*	Amendment No.1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Janet F. Holian dated as of March 31, 2008

10.18(7)*	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated as of January 3, 2007

10.19(6)*	Amendment No.1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated as of March 31, 2008

10.20(8)*	Transition Agreement among VistaPrint USA, Incorporated, the Registrant and Anne S. Drapeau dated April 3, 2008

10.21(9)*	Transition Agreement among VistaPrint USA, Incorporated, the Registrant and Harpreet Grewal dated May 13, 2008

10.22(1)*	Form of Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Anne S. Drapeau, Harpreet Grewal, and Wendy Cebula

10.23(1)*	Form of Confidential Information and Non-Competition Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, and Wendy Cebula

10.24(2)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Harpreet Grewal

Exhibit No.	Description
10.25(1)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Anne S. Drapeau

10.26(10)	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005

10.27*	Summary of Compensatory Arrangements with Executive Officers

10.28*	Summary of Compensatory Arrangements with Non-Employee Directors

10.29(1)	Third Amended and Restated Registration Rights Agreement dated as of August 30, 2004 by and among the Registrant and the other signatories thereto, as amended

10.30(1)	Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of November 1, 2004

10.31(11)	Lease dated October 4, 2006 between VistaPrint USA, Incorporated and Ledgemont Research Park Associates II L.P.

10.32(11)	Unconditional Guaranty dated October 4, 2006 by VistaPrint Limited.

10.33(1)	Credit Agreement between VistaPrint B.V. and ABN AMRO Bank N.V., as amended

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125470) and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed on August 28, 2007 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 filed on January 31, 2008 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 filed on April 30, 2008 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 filed on January 31, 2007 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 7, 2008 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 15, 2008 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 10, 2006 and incorporated herein by reference.