Form 10-K/A
period 2008-06-30
VISTAPRINT LTD
filed 2008-10-08
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2008. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, 14 of Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends certain disclosure in Part II, Item 7— Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (file No. 000-51539), which was filed with the Securities and Exchange Commission on August 29, 2008, in order to correct a misstatement of costs related to Fiscal Year 2008 purchases of information technology and facility related assets disclosed under the heading “Investing Activities.” In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof. We have made no other changes to our Annual Report on Form 10-K as filed on August 29, 2008. Our Annual Report on Form 10-K, as amended by this amendment, continues to speak as of August 29, 2008 (the filing date of the previously filed Annual Report on Form 10-K), and we have not updated the disclosure contained in the report to reflect any events that occurred following such date.

VISTAPRINT LIMITED

FORM 10-K/A

For the Fiscal Year Ended June 30, 2008

PART II

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

Investing Activities. Cash used in investing activities in fiscal 2008 of $58.1 million was attributable primarily to capital expenditures of $62.7 million, net sales of marketable securities of $11.6 million, and capitalized software and website development costs of $5.7 million. Capital expenditures of $23.8 million were related to the purchase of production equipment for our Canadian and Dutch production facilities, $22.0 million were related to construction and land acquisition costs at our printing facilities and $16.9 million were related to purchases of information technology and facility related assets.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 8, 2008	VISTAPRINT LIMITED

	By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane Robert S. Keane	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	October 8, 2008

/s/ Michael Giannetto Michael Giannetto	Chief Financial Officer (Principal financial and accounting officer)	October 8, 2008

/s/ Daniel Ciporin Daniel Ciporin	Director	October 8, 2008

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Director	October 8, 2008

/s/ George M. Overholser George M. Overholser	Director	October 8, 2008

/s/ Louis Page Louis Page	Director	October 8, 2008

/s/ Richard Riley Richard Riley	Director	October 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Memorandum of Association of the Registrant

3.2(1)	Amended and Restated Bye-Laws of the Registrant

4.1(1)	Specimen certificate evidencing common shares

10.1(1)*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.2(1)*	Form of Nonqualified Share Option Agreement under 2000-2002 Share Incentive Plan

10.3(1)*	Form of Incentive Share Option Agreement under 2000-2002 Share Incentive Plan

10.4(1)*	2005 Non-Employee Directors’ Share Option Plan

10.5(2)*	Amendment to 2005 Non-Employee Directors’ Share Option Plan

10.6(3)*	Form of Nonqualified Share Option Agreement under 2005 Non-Employee Directors’ Share Option Plan, as amended

10.7(4)*	Amended and Restated 2005 Equity Incentive Plan

10.8(3)*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.9(1)*	Form of Incentive Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.10(3)*	Form of Restricted Share Unit Agreement under Amended and Restated 2005 Equity Incentive Plan

10.11(5)*	Executive Officer FY 2009 Bonus Plan

10.12(2)*	Executive Officer FY 2008 Bonus Plan

10.13(1)*	Form of Executive Officer Indemnification Agreement

10.14(1)*	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of December 1, 2004

10.15(6)*	Amendment No.1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of March 31, 2008

10.16(1)*	Form of Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Janet F. Holian, dated as of December 1, 2004

10.17(6)*	Amendment No.1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Janet F. Holian dated as of March 31, 2008

10.18(7)*	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated as of January 3, 2007

10.19(6)*	Amendment No.1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated as of March 31, 2008

10.20(8)*	Transition Agreement among VistaPrint USA, Incorporated, the Registrant and Anne S. Drapeau dated April 3, 2008

10.21(9)*	Transition Agreement among VistaPrint USA, Incorporated, the Registrant and Harpreet Grewal dated May 13, 2008

10.22(1)*	Form of Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Anne S. Drapeau, Harpreet Grewal, and Wendy Cebula

10.23(1)*	Form of Confidential Information and Non-Competition Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, and Wendy Cebula

10.24(2)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Harpreet Grewal

Exhibit No.	Description

10.25(1)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Anne S. Drapeau

10.26(10)	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005

10.27(12)*	Summary of Compensatory Arrangements with Executive Officers

10.28(12)*	Summary of Compensatory Arrangements with Non-Employee Directors

10.29(1)	Third Amended and Restated Registration Rights Agreement dated as of August 30, 2004 by and among the Registrant and the other signatories thereto, as amended

10.30(1)	Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of November 1, 2004

10.31(11)	Lease dated October 4, 2006 between VistaPrint USA, Incorporated and Ledgemont Research Park Associates II L.P.

10.32(11)	Unconditional Guaranty dated October 4, 2006 by VistaPrint Limited.

10.33(1)	Credit Agreement between VistaPrint B.V. and ABN AMRO Bank N.V., as amended

21.1(12)	Subsidiaries of the Registrant

23.1(12)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125470) and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed on August 28, 2007 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 filed on January 31, 2008 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 filed on April 30, 2008 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 filed on January 31, 2007 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 7, 2008 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 15, 2008 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 10, 2006 and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on August 29, 2008 and incorporated herein by reference.