Form 10-Q
period 2008-09-30
VISTAPRINT LTD
filed 2008-10-29
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2008, there were outstanding 44,577,961 of the registrant’s common shares, par value US$.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,346	$103,145
Marketable securities	15,033	26,598
Accounts receivable, net of allowances of $192 and $213 at September 30, 2008 and June 30, 2008, respectively	7,273	6,105
Inventory	2,800	2,548
Prepaid expenses and other current assets	6,545	5,678

Total current assets	158,997	144,074
Property, plant and equipment, net	163,176	154,520
Software and web site development costs, net	5,661	5,380
Deferred tax assets	2,956	2,956
Other assets	9,679	9,022

Total assets	$340,469	$315,952

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,390	$8,486
Accrued expenses	38,871	35,655
Deferred revenue	1,992	1,893
Current portion of long-term debt	3,239	3,304

Total current liabilities	62,492	49,338
Deferred tax liabilities	2,591	2,656
Other liabilities	3,399	1,946
Long-term debt	18,102	19,507
Commitments and contingencies (Note 6)
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized; 44,546,225 and 44,279,248 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	45	44
Additional paid-in capital	199,151	191,271
Retained earnings	51,371	43,098
Accumulated other comprehensive income	3,318	8,092

Total shareholders’ equity	253,885	242,505

Total liabilities and shareholders’ equity	$340,469	$315,952

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Revenue	$114,232	$79,453
Cost of revenue (1)	44,844	29,752
Technology and development expense (1)	13,808	9,108
Marketing and selling expense (1)	34,801	26,316
General and administrative expense (1)	10,948	7,370

Income from operations	9,831	6,907
Interest income	728	1,174
Other expense, net	941	2
Interest expense	380	435

Income before income taxes	9,238	7,644
Income tax provision	965	765

Net income	$8,273	$6,879

Basic net income per share	$0.19	$0.16

Diluted net income per share	$0.18	$0.15

Weighted average common shares outstanding—basic	44,379,680	43,544,204

Weighted average common shares outstanding—diluted	46,014,442	45,799,174

(1)	Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2008	2007
	(Unaudited) (in thousands)
Cost of revenue	$196	$135
Technology and development expense	1,264	805
Marketing and selling expense	1,037	816
General and administrative expense	2,991	1,285

	$5,488	$3,041

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$8,273	$6,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,058	5,083
Share-based compensation expense	5,488	3,041
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	(446)
Inventory	(359)	(468)
Prepaid expenses and other assets	(803)	(629)
Accounts payable	4,338	(1,927)
Accrued expenses and other liabilities	4,882	2,480

Net cash provided by operating activities	28,595	14,013

Investing activities
Purchases of property, plant and equipment	(14,249)	(16,621)
Purchases of marketable securities	(1,110)	(20,267)
Sales and maturities of marketable securities	11,777	20,690
Capitalization of software and website development costs	(1,573)	(1,031)

Net cash used in investing activities	(5,155)	(17,229)

Financing activities
Repayments of long-term debt	(826)	(803)
Payment of withholding taxes in connection with settlement of RSUs	(620)	(788)
Proceeds from issuance of common shares	2,933	1,549

Net cash provided by (used in) financing activities	1,487	(42)
Effect of exchange rate changes on cash	(726)	283

Net increase (decrease) in cash and cash equivalents	24,201	(2,975)
Cash and cash equivalents at beginning of period	103,145	69,464

Cash and cash equivalents at end of period	$127,346	$66,489

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business

Basis of Presentation

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other period.

The condensed consolidated balance sheet at June 30, 2008 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Marketable Securities

As of September 30, 2008, approximately $760 of the Company’s investments were invested in an auction rate security as compared to $2,500 of auction rate securities at June 30, 2008. This auction rate security is collateralized by portfolios of AAA and Aaa federally guaranteed obligations. During fiscal year 2008, the Company was notified that one of its investments in an auction rate security was not being valued in the open market. The Company has the intent and the ability to hold this investment until the anticipated recovery period which it believes will be more than twelve months. As such, during the quarter ended September 30, 2008, the Company deemed it appropriate to reclassify the asset as long-term. Beginning with the Company’s September 30, 2008 balance sheet, this asset is included in other assets. The Company will continue to monitor and evaluate this and all other investments held by the Company on a quarterly basis for impairment or the need to classify as a long-term investment.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (RSUs) using the treasury stock method. Common share equivalents of 1,781,777 and 900,367 were excluded from the determination of potentially dilutive shares for the three months ended September 30, 2008 and 2007, respectively, due to their anti-dilutive effect.

The following table sets forth the reconciliation of basic and diluted shares outstanding:

	Three Months Ended September 30,
	2008	2007
Denominator:
Weighted average common shares outstanding, basic	44,379,680	43,544,204
Weighted average common shares issuable upon exercise/vesting of outstanding share options/RSUs	1,634,762	2,254,970

Shares used in computing diluted net income per share	46,014,442	45,799,174

Share-Based Compensation

During the three months ended September 30, 2008 and 2007, the Company recorded share-based compensation costs of $5,488 and $3,041, respectively. Share-based compensation costs capitalized as part of software and website development costs were $235 and $97 for the three months ended September 30, 2008 and September 30, 2007, respectively.

At September 30, 2008, there was $53,207 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 3.2 years.

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. As of June 30, 2008, the Company had unrecognized tax benefits, including interest and penalties, of approximately $877, which will reduce the effective tax rate when recognized. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. There have been no significant changes to these amounts during the three months ended September 30, 2008.

The Company files income tax returns in the U.S federal tax jurisdiction, the state of Massachusetts, and multiple jurisdictions outside of the U.S. Our U.S. tax returns for 2004 and subsequent years remain open to examination by the tax authorities. Our major non-U.S. tax jurisdictions are the Netherlands and Canada which have tax years open to examination for 2004 and subsequent years.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. SFAS 141(R) also requires acquisition costs be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the requirements of FASB Statement 146, Accounting for Costs of Exit or Disposal Activities. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

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

3. Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of July 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. SFAS 157-2”), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until July 1, 2009. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The Company is studying SFAS No. 157 with respect to non-financial assets and non-financial liabilities falling under the scope of FSP No. 157-2 and has not yet determined the expected impact on the Company’s financial position, results of operations, or cash flows.

SFAS No. 157 establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company measures the following financial assets at fair value on a recurring basis.

The fair value of these financial assets was determined using the following inputs at September 30, 2008 (unaudited, in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$127,346	$127,346	$—	$—
Short-term investments (1)	15,033	15,033	—	—
Long-term investments (2)	760		—	760

Total assets recorded at fair value	$143,139	$142,379	$—	$760

(1)	Short-term investments consist primarily of corporate bonds and U.S. government agency issues for which the Company determines fair value through quoted market prices.
(2)	Long-term investments consist of an auction rate security.

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. To discount the asset for the change in expected recovery period, from less than twelve months to more than twelve months, the Company impaired the asset through other comprehensive income. The basis of this impairment is to address the time value of money effect on the asset over the now extended period the asset will become recoverable.

The following table presents a roll forward our assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008 (unaudited, in thousands):

Level 3
Balance at June 30, 2008	$760
Transfers to Level 3	—
Unrealized gain (loss) included in other comprehensive income	—
Net settlements	—

Balance at September 30, 2008	$760

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its assets and liabilities.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended September 30,
	2008	2007
Net income	$8,273	$6,879
Unrealized gain (loss) on marketable securities	(137)	1
Change in cumulative foreign currency translation adjustments	(4,637)	1,858

Comprehensive income	$3,499	$8,738

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,
	2008	2007
Revenues:
United States	$70,863	$52,634
Non-United States	43,369	26,819

Total revenues	$114,232	$79,453

	September 30, 2008	June 30, 2008
Long-lived assets:
Bermuda	$16,492	$14,681
Netherlands	65,310	67,153
Switzerland	1,668	1,622
Canada	81,666	71,485
United States	12,691	13,747
Jamaica	1,827	1,150
Spain	1,818	2,040

	$181,472	$171,878

6. Commitments and Contingencies

Purchase Commitments

At September 30, 2008, the Company had unrecorded commitments under contracts to purchase print production equipment of approximately $10,816 and to complete construction related to the expansion of printing facilities of approximately $15,664.

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

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. The defendants opposed VistaPrint Technologies Limited’s request for a stay. On September 2, 2008, the Court granted VistaPrint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, VistaPrint Technologies Limited submitted a request for reexamination of the patents-in-suit to the U.S. Patent Office. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the request for reexamination.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on our VistaPrint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to VistaPrint customers on our VistaPrint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. Subsequent to the filing of the Texas complaint, on July 31, 2008, August 25, 2008, September 3, 2008, September 10, 2008 and September 11, 2008, nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey, the United States District Court, Southern District of Alabama, the United States District Court, District of Nevada, the United States District Court, District of Massachusetts, and the United States District Court, District of Florida, respectively, against the same Defendants, and in one case VistaPrint Ltd., on behalf of different plaintiffs. The complaints in each of these nearly identical lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint but contain different state law claims. In addition, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed by a different plaintiff in the United States District Court, District of Massachusetts, against VistaPrint Ltd., VistaPrint USA, Inc. and the Vertrue Defendants.

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

On September 8, 2008, VistaPrint USA, Incorporated filed an Answer to the Texas Complaint in the United States District Court for the Southern District of Texas, and on September 9, 2008, VistaPrint USA, Incorporated filed a Motion to Dismiss for Improper Venue in the United States District Court for the Southern District of Texas. Subsequently, on or about September 16, 2008, the plaintiff in one of the cases pending before the United States District Court for the District of Massachusetts filed a Motion before the Judicial Panel on Multidistrict Litigation seeking the consolidation and transfer of pretrial proceedings in all of the outstanding cases to the Massachusetts District Court. Following that, on or about September 24, 2008 and September 25, 2008, the Vertrue Defendants and VistaPrint USA, Incorporated and VistaPrint Limited, respectively, filed motions before the Judicial Panel on Multidistrict Litigation to transfer all of the outstanding cases, as well as any cases subsequently filed involving similar facts or claims, to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. All of the purported class action lawsuits in which the Defendants have been served were subsequently stayed pending resolution of the motions for consolidation and transfer pending before the Judicial Panel on Multidistrict Litigation.

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

Overview

We are a small business marketing company that offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. We offer a broad spectrum of products and services ranging from business cards, website hosting, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized printed products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated printing facilities; we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in co-location facilities in Devonshire, Bermuda. We own and operate printing facilities near Windsor, Ontario, Canada and in Venlo, the Netherlands, and we operate a customer design, sales and service center in Montego Bay, Jamaica, a European marketing office in Barcelona, Spain, and a technology development facility in Winterthur, Switzerland. Our European headquarters are located in Barcelona, Spain. Our U.S. technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue. For the quarters ended September 30, 2008 and 2007, our revenue was $114.2 million and $79.5 million, respectively. We generate revenue primarily from the printing and shipment of customized printed products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike printed products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the quarters ended September 30, 2008 and 2007, we generated approximately $7.0 million and $6.8 million, respectively, of our revenue from these third-party referral fees. A portion of our revenue is derived from repeat purchases from our existing customers. This recurring component of our revenue was 66% of revenue for the quarter ended September 30, 2008. To understand our revenue trends, we monitor several key metrics, including:

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

Marketing and selling expense. Marketing and selling expense consists of advertising and promotional costs as well as wages and related payroll benefits for our employees engaged in sales, marketing and public relations activities. Advertising costs consist of various online and print media, such as the purchase of key word search terms, e-mail and direct mail promotions and various strategic alliances. Our advertising efforts target the acquisition of new customers and repeat orders from existing customers. Advertising costs are expensed as incurred. Marketing and selling expense also includes the salaries and related payroll benefits, overhead, and outside services related to our customer design sales and services support center operations and global partnerships personnel. The customer support center provides phone support to customers on various topics such as order status, the use of our website graphic design studio, and free real-time design assistance. Marketing and selling expense also includes third party payment processor and credit card fees.

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

Other expense, net. Other expenses, net primarily consists of gains and losses from foreign currency transactions.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2008	2007
Consolidated Statement of Operations Data: As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	39.3%	37.4%
Technology and development expense	12.1%	11.5%
Marketing and selling expense	30.5%	33.1%
General and administrative expense	9.6%	9.3%

Income from operations	8.5%	8.7%
Interest income	0.6%	1.4%
Other expense, net	0.8%	0.0%
Interest expense	0.3%	0.5%

Income from operations before income taxes	8.0%	9.6%
Income tax provision	0.8%	1.0%

Net income	7.2%	8.6%

Comparison of the Three Month Periods Ended September 30, 2008 and 2007

	Three Months Ended September 30,
In thousands	2008	2007	2008-2007 % Change
Revenue	$114,232	$79,453	44%
Cost of revenue	$44,844	$29,752	51%
% of revenue	39.3%	37.4%

The increase in revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily attributable to increases in website sales of our printed products. The overall revenue growth during this period was driven by an increase in website sessions and a positive impact from new product and service offerings while the average order value of shipments increased approximately 7% to $34, compared to the same period in 2007. For the three months ended September 30, 2008, our website sessions grew by 5% to 46.7 million and our conversion rates increased by 28% to 6.9%, compared to the same period in 2007. Revenue from repeat customers grew to 66% of revenue for the three months ended September 30, 2008 as compared to 64% for the same period in 2007. Revenue from our non-United States websites accounted for 38% of total revenue for the three months ended September 30, 2008 compared to 34% for the same period in 2007.

The increase in cost of revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily attributable to production costs associated increased volume of shipments of product during this period. The increase in the cost of revenue as a percentage of total revenue for the three months ended September 30, 2008 as compared to the same period in the prior year was primarily driven by a shift in our overall product mix which includes the impact of postage from our mailing services offering which has a higher cost of revenue than the majority of our product and service offerings and a decline in referral fees as a percent of total revenue.

	Three Months Ended September 30,
In thousands	2008	2007	2008-2007 % Change
Technology and development expense	$13,808	$9,108	52%
% of revenue	12.1%	11.5%
Marketing and selling expense	$34,801	$26,316	32%
% of revenue	30.5%	33.1%

	Three Months Ended September 30,
In thousands	2008	2007	2008-2007 % Change
General and administrative expense	$10,948	$7,370	49%
% of revenue	9.6%	9.3%

The increase in our technology and development expenses of $4.7 million for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to increased payroll and benefit costs of $2.6 million and increased share-based compensation costs of $0.5 million associated with increased employee hiring in our technology development and information technology support organizations. At September 30, 2008, we employed 267 employees in these organizations compared to 200 employees at September 30, 2007. The increase in headcount has resulted in an overall increase in overhead of $0.3 million compared to the same period in 2007. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation expenses of $0.5 million for the three months ended September 30, 2008 as compared to the same period in 2007.

The increase in our marketing and selling expenses of $8.5 million for the three months ended September 30, 2008 as compared to the same period in 2007 was driven primarily by increases of $5.0 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $1.9 million, and increased share-based compensation costs of $0.2 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At September 30, 2008, we employed 631 employees in these organizations compared to 486 employees at September 30, 2007. In addition, payment processing fees paid to third-parties increased by $0.8 million during the three months ended September 30, 2008 as compared to the same period in 2007 due to increased order volumes.

The increase in our general and administrative expenses of $3.6 million for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to increased payroll and benefit costs of $1.6 million and increased share-based compensation costs of $1.7 million resulting from the continued growth of our executive management, finance and human resource organizations. At September 30, 2008, we employed 142 employees in these organizations compared to 99 employees at September 30, 2007.

Interest income

Interest income decreased $0.5 million to $0.7 million for the three months ended September 30, 2008 from $1.2 million generated in the same period in 2007. The decrease was primarily due to lower interest rates on cash investments and marketable securities.

Other expense, net

Other expense, net changed to $0.9 million of expense for the three months ended September 30, 2008 as compared to $2,000 of expense for the same period in 2007. The change was driven by foreign currency exchange losses realized during the three months ended September 30, 2008.

Interest expense

Interest expense remained approximately equivalent for the three months ended September 30, 2008 at $0.4 million for the same period in 2007.

Income tax provision

	Three Months Ended September 30,
In thousands	2008	2007
Income taxes:
Income tax provision	$965	$765
Effective tax rate	10.4%	10.0%

For the three months ended September 30, 2008 and 2007, our tax expense primarily consisted of tax provisions for our operating subsidiaries in the United States, the Netherlands, Canada, Switzerland and Spain. The taxable income from these operating subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under transfer pricing agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable. The increase in the effective tax rate in 2008 compared to 2007 is primarily due to the expiration of U.S R&D credits, which were re-instated in October 2008.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Capital expenditures	$(14,249)	$(16,621)
Software and website development costs	(1,573)	(1,031)
Depreciation and amortization	8,058	5,083
Cash flows provided by operating activities	28,595	14,013
Cash flows used in investing activities	(5,155)	(17,229)
Cash flows provided by (used in) financing activities	1,487	(42)

At September 30, 2008, we had $142.4 million of cash, cash equivalents and short-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds, asset-backed securities, investment-grade corporate bonds and U.S. government agency issues. We financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, deferred taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended September 30, 2008 was $28.6 million and consisted of net income of $8.3 million, positive adjustments for non-cash items of $13.5 million and $6.8 million provided by working capital and other activities. Adjustments for non-cash items included $8.0 million of depreciation and amortization expense on property and equipment and software and website development costs and $5.5 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $4.9 million in accrued expenses and other liabilities and an increase of $4.3 million in accounts payable, offset by an increase of $0.8 million in prepaid expenses and other assets, an increase in accounts receivable of $1.3 million and an increase in inventory of $0.3 million.

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

Investing Activities. Cash used in investing activities in the three months ended September 30, 2008 of $5.2 million consisted primarily of capital expenditures of $14.2 million and capitalized software and website development costs of $1.6 million partially offset by net sales of marketable securities of $10.7 million. Capital expenditures of $4.6 million were related to the purchase of print production equipment for our printing facilities, $6.6 million were related to construction and land acquisition costs at our printing facilities and $3.0 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in the three months ended September 30, 2007 of $17.2 million consisted primarily of capital expenditures of $16.6 million and capitalized software and website development costs of $1.0 million partially offset by net sales of marketable securities of $0.4 million. Capital expenditures of $7.5 million were related to the purchase of print production equipment for our printing facilities, $6.8 million were related to construction and land acquisition costs at our printing facilities and $1.8 million were related to purchases of information technology related assets.

Financing Activities. Cash provided by financing activities in the three months ended September 30, 2008 of $1.5 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $2.9 million, partially offset by net payments in connection with our loan facilities of $0.8 million and the use of $0.6 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans.

On August 12, 2008, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time. During the three months ended September 30, 2008 no shares were repurchased under the program. However, as of the filing of this report on October 29, 2008, we had repurchased 503,398 shares for approximately $13.9 million, at an average price of $27.52 per share.

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

Contractual Obligations

Contractual obligations at September 30, 2008 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (excluding interest)	$21,341	$3,239	$13,436	$718	$3,948
Operating lease obligations	51,878	5,903	12,128	11,825	22,022

Total	$73,219	$9,142	$25,564	$12,543	$25,970

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands-based bank. The borrowings were used to finance the construction of our printing facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($90,000 at September 30, 2008), beginning October 1, 2004 and continuing through 2024. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At September 30, 2008, there was $5.7 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo printing facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($72,000 at September 30, 2008), on April 1 of each year continuing through 2011. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At September 30, 2008, there was $0.7 million outstanding under this amendment to the credit agreement.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our printing facility located near Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, on November 1 of each year continuing through 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At September 30, 2008, there was $7.3 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance printing equipment purchases for the Windsor printing facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1 of each year and continuing through 2010. As of March 31, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At September 30, 2008, there was $7.6 million outstanding under this term loan.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At September 30, 2008, we had unrecorded commitments under contracts to purchase print production equipment and to complete construction related to the expansion of our printing facilities of approximately $26.5 million compared to approximately $21.9 million at June 30, 2008.

Recent Accounting Pronouncements

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended September 30, 2008 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At September 30, 2008, we had unrestricted cash and cash equivalents totaling $127.3 million and short-term investments totaling $15.0 million. These amounts were invested primarily in money market funds, asset-backed securities, investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at September 30, 2008 and 2007.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Swiss subsidiary, which operates a technology and development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. Our Dutch, Spanish and Swiss subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other international subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other expense, net. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other expense, net. Foreign currency transaction gains or losses included in other expense, net were $0.9 million expense for the three months ended September 30, 2008. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.1 million on our income before taxes for the three months ended September 30, 2008. A similar decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.5 million on our income before taxes for the same period in 2007.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At September 30, 2008, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at September 30, 2008 and comparing that with the fair value using the hypothetical period end exchange rate.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGSS

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

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. The defendants opposed VistaPrint Technologies Limited’s request for a stay. On September 2, 2008, the Court granted VistaPrint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, VistaPrint Technologies Limited submitted a request for reexamination of the patents-in-suit to the U.S. Patent Office. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the request for reexamination.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on our VistaPrint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to VistaPrint customers on our VistaPrint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. Subsequent to the filing of the Texas complaint, on July 31, 2008, August 25, 2008, September 3, 2008, September 10, 2008 and September 11, 2008, nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey, the United States District Court, Southern District of Alabama, the United States District Court, District of Nevada, the United States District Court, District of Massachusetts, and the United States District Court, District of Florida, respectively, against the same Defendants, and in one case VistaPrint Ltd., on behalf of different plaintiffs. The complaints in each of these nearly identical lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint but contain different state law claims. In addition, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed by a different plaintiff in the United States District Court, District of Massachusetts, against VistaPrint Ltd., VistaPrint USA, Inc. and the Vertrue Defendants.

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

On September 8, 2008, VistaPrint USA, Incorporated filed an Answer to the Texas Complaint in the United States District Court for the Southern District of Texas, and on September 9, 2008, VistaPrint USA, Incorporated filed a Motion to Dismiss for Improper Venue in the United States District Court for the Southern District of Texas. Subsequently, on or about September 16, 2008, the plaintiff in one of the cases pending before the United States District Court for the District of Massachusetts filed a Motion before the Judicial Panel on Multidistrict Litigation seeking the consolidation and transfer of pretrial proceedings in all of the outstanding cases to the Massachusetts District Court. Following that, on or about September 24, 2008 and September 25, 2008, the Vertrue Defendants and VistaPrint USA, Incorporated and VistaPrint Limited, respectively, filed motions before the Judicial Panel on Multidistrict Litigation to transfer all of the outstanding cases, as well as any cases subsequently filed involving similar facts or claims, to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. All of the purported class action lawsuits in which the Defendants have been served were subsequently stayed pending resolution of the motions for consolidation and transfer pending before the Judicial Panel on Multidistrict Litigation.

We believe we have meritorious defenses to these purported class action lawsuits and intend to defend these actions vigorously. However, the lawsuits are in their earliest stages and we are unable to express an opinion as to the likely outcome of such actions

We are not currently party to any other material legal proceedings. We are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the We do not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of such a proceeding could, depending on its amount and timing, materially affect our results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

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

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and technology, graphic design operations, production operations, and customer service operations. We also redesign our websites from time to time to seek and` attract customers to our websites. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation would be harmed and our efforts to develop VistaPrint as a trusted brand would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our Chairman, President and Chief Executive Officer, Janet Holian, our President of VistaPrint Europe, Wendy Cebula, our President of VistaPrint North America and Michael Giannetto, our Chief Financial Officer. None of these executives are a party to an employment agreement with VistaPrint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these or other key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to over 1,620 permanent employees and over 220 temporary employees as of September 30, 2008. As of September 30, 2008, we have website operations, offices, marketing, manufacturing research and development and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland, and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and offices from which we operate to continue to increase in the future.

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

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in seven different countries. For example, we operate printing facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, our European headquarters and marketing office in Barcelona, Spain, a technology development facility in Winterthur, Switzerland, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three months ended September 30, 2008, we derived 38% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business.

For the three months ended September 30, 2008, we derived 62% of our revenue from sales to customers made through our United States website. We produce printed products for our United States customers at our facility near Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

The United States also imposes protectionist measures, such as customs duties and tariffs, that limit free trade. Some of these measures may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. If the United States were to impose further border controls and restrictions, impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

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

As of September 30, 2008, we held 18 issued United States patents, 3 patents in other countries and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue. The opposition panel’s decision has not yet taken effect and we intend to appeal the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

For instance, in May 2007, VistaPrint Technologies Limited, our wholly-owned subsidiary, initiated litigation in the United States District Court for the District of Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by VistaPrint Technologies Limited, and subsequently expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. This litigation is currently stayed pending resolution of VistaPrint Technologies Limited’s request for reexamination of the patents-in-suit before the U.S. Patent Office.

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

Between July 29, 2008, and September 11, 2008, a total of seven, purported class action lawsuits were filed against VistaPrint USA, Inc., VistaPrint Corp. and/or VistaPrint Ltd., and two third party merchants, in U.S. Federal District Court in six different states,, asserting substantially identical claims alleging that the defendants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our VistaPrint.com website. The plaintiffs allege, among other things, that after ordering products on our VistaPrint.com website they were enrolled in certain membership discount programs and that monthly subscription fees for the programs were subsequently charged directly to their credit or debit cards, in each case purportedly without their knowledge or authorization. The plaintiffs are seeking recovery of an unspecified amount of damages, including statutory and punitive damages, together with interest and legal costs, and are also seeking to prevent us and the merchants from engaging in similar practices in the future.

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

For the three months ended September 30, 2008 and 2007, we derived approximately 6.1% and 8.6%, respectively, of our total revenues from referral fees generated from all sources. In each of those fiscal years, the majority of the referral fee revenue was derived from membership discount programs. Over the next several fiscal years, we expect referral fee revenue to decline as a percent of total revenues and possibly in absolute dollars. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period of time, including possibly to as low as zero. Actual referral fees, including membership discount programs, could generate more or less of our total revenues than we currently expect due to a variety of factors, including, among others, strategic operating decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

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

As of September 30, 2008, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our printing facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

On August 12, 2008, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time. During the three months ended September 30, 2008 no shares were repurchased under the program. However, as of the filing date of this report on October 29, 2008, we had repurchased 503,398 shares for approximately $13.9 million, at an average price of $27.52 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Michael Giannetto dated as of September 2, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2008

VISTAPRINT LIMITED

By:	/s/ MICHAEL GIANNETTO
Michael Giannetto
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Michael Giannetto dated as of September 2, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.