Form 10-Q
period 2008-12-31
VISTAPRINT LTD
filed 2009-01-30
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 27, 2009, there were outstanding 42,137,732 of the registrant’s common shares, par value $0.001 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT LIMITED

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$97,892	$103,145
Marketable securities	13,123	26,598
Accounts receivable, net of allowances of $200 and $213 at December 31, 2008 and June 30, 2008, respectively	4,989	6,105
Inventory	4,069	2,548
Prepaid expenses and other current assets	7,202	5,678

Total current assets	127,275	144,074
Property, plant and equipment, net	174,646	154,520
Software and web site development costs, net	5,992	5,380
Deferred tax assets	2,956	2,956
Other assets	9,655	9,022

Total assets	$320,524	$315,952

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,506	$8,486
Accrued expenses	47,528	35,655
Deferred revenue	2,516	1,893
Current portion of long-term debt	8,977	3,304

Total current liabilities	71,527	49,338
Deferred tax liability	2,578	2,656
Other liabilities	3,905	1,946
Long-term debt	11,432	19,507
Commitments and contingencies (Note 6)
Shareholders’ equity :
Common shares, par value $0.001 per share, 500,000,000 shares authorized; 43,878,282 and 44,279,248 shares issued and 42,091,892 and 44,279,248 shares outstanding at December 31, 2008 and June 30, 2008, respectively	45	44
Treasury shares, at cost: 1,786,390 shares at December 31, 2008	(27,111)	—
Additional paid-in capital	185,237	191,271
Retained earnings	69,921	43,098
Accumulated other comprehensive income	2,990	8,092

Total shareholders’ equity	231,082	242,505

Total liabilities and shareholders’ equity	$320,524	$315,952

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$138,903	$105,017	$253,135	$184,470
Cost of revenue (1)	50,692	39,896	95,536	69,648
Technology and development expense (1)	15,246	11,124	29,054	20,232
Marketing and selling expense (1)	42,683	34,123	77,484	60,439
General and administrative expense (1)	9,629	8,076	20,576	15,445

Income from operations	20,653	11,798	30,485	18,706
Interest income	564	1,147	1,291	2,321
Other income (expense), net	(426)	100	(1,366)	98
Interest expense	353	421	733	856

Income before income taxes	20,438	12,624	29,677	20,269
Income tax provision	1,889	1,455	2,854	2,220

Net income	$18,549	$11,169	$26,823	$18,049

Basic net income per share	$0.43	$0.25	$0.61	$0.41

Diluted net income per share	$0.42	$0.24	$0.59	$0.39

Weighted average common shares outstanding – basic	43,297,815	43,838,575	43,838,748	43,691,390

Weighted average common shares outstanding – diluted	44,253,345	46,313,960	45,133,894	46,056,567

(1) Share-based compensation cost is allocated as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)
	(in thousands)
Cost of revenue	$186	$210	$382	$345
Technology and development expense	1,196	1,056	2,460	1,861
Marketing and selling expense	985	989	2,022	1,805
General and administrative expense	2,428	1,434	5,419	2,719

	$4,795	$3,689	$10,283	$6,730

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Six Months Ended December 31,
	2008	2007
Operating activities
Net income	$26,823	$18,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,646	11,068
Loss on disposal of long-lived assets	—	50
Write-off of long-lived assets	1,331	62
Share-based compensation expense	10,283	6,730
Tax benefits derived from share-based compensation awards	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	979	1,344
Inventory	(1,628)	(1,176)
Prepaid expenses and other assets	(2,046)	(3,119)
Accounts payable	3,848	5,432
Accrued expenses and other current liabilities	16,496	13,590

Net cash provided by operating activities	72,704	52,030

Investing activities
Purchases of property, plant and equipment	(41,500)	(34,692)
Purchases of marketable securities	(6,078)	(28,970)
Sales of marketable securities	18,837	32,597
Purchase of intangible assets	—	(1,250)
Capitalization of software and website development costs	(3,327)	(2,155)

Net cash used in investing activities	(32,068)	(34,470)

Financing activities
Repayments of long-term debt	(1,624)	(1,611)
Payment of withholding taxes in connection with vesting of restricted share units	(1,405)	(1,583)
Repurchase of common shares	(45,518)	—
Tax benefits derived from share-based compensation awards	28	—
Proceeds from issuance of common shares	3,285	5,822

Net cash (used in) provided by financing activities	(45,234)	2,628
Effect of exchange rate changes on cash	(655)	530

Net (decrease) increase in cash and cash equivalents	(5,253)	20,718
Cash and cash equivalents at beginning of period	103,145	69,464

Cash and cash equivalents at end of period	$97,892	$90,182

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards and brochures to invitations and holiday cards. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides similar products and services to the consumer market.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other period.

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

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the applicable fiscal periods. Diluted net income per share is computed using the treasury stock method. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Common share equivalents of 2,923,829 and 2,804,287 were excluded from the determination of potentially dilutive shares for the three and six months ended December 31, 2008, respectively, due to their anti-dilutive effect. Common share equivalents of 742,671 and 758,974 were excluded from the determination of potentially dilutive shares for the three and six months ended December 31, 2007, respectively, due to their anti-dilutive effect.

The following table sets forth the computation of weighted-average shares used in computing basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Weighted-average common shares outstanding - basic	43,297,815	43,838,575	43,838,748	43,691,390
Weighted-average common shares issuable upon exercise / vesting of outstanding share options/RSUs	955,530	2,475,385	1,295,146	2,365,177

Weighted-average common shares - diluted	44,253,345	46,313,960	45,133,894	46,056,567

Share-Based Compensation

During the three and six months ended December 31, 2008, the Company recorded share-based compensation costs of $4,795 and $10,283, respectively. During the three and six months ended December 31, 2007, the Company recorded share-based compensation costs of $3,689 and $6,730, respectively. Share-based compensation costs capitalized as part of software and website development costs were $279 and $514 for the three and six months ended December 31, 2008, respectively, and were $148 and $245 for the three and six months ended December 31, 2007, respectively.

At December 31, 2008, there was $49,215 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.6 years.

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. As of June 30, 2008, the Company had unrecognized tax benefits, including interest and penalties, of approximately $877, which will reduce the effective tax rate when recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There have been no significant changes to these amounts during the three and six months ended December 31, 2008.

The Company is required to file income tax returns in the U.S federal tax jurisdiction, the state of Massachusetts, and multiple jurisdictions outside of the U.S. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. The Company’s U.S. tax returns for 2005 and subsequent years remain open to examination by the tax authorities. The Company’s major non-U.S. tax jurisdictions are the Netherlands and Canada which have tax years open to examination for 2004 and forward. The statute of limitations is not closed for non-U.S. jurisdictions.

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

The fair value of these financial assets was determined using the following inputs at December 31, 2008 (unaudited, in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$97,892	$97,892	$—	$—
Short-term investments (1)	13,123	13,123	—	—
Long-term investments (2)	760	—	—	760

Total assets recorded at fair value	$111,775	$111,015	$—	$760

(1)	Short-term investments consist primarily of U.S. Treasury Bills, corporate bonds and U.S. government agency issues for which the Company determines fair value through quoted market prices.
(2)	Long-term investments consist of an auction rate security.

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. To reflect the change in fair value of the investment security, the Company recorded an impairment charge through other comprehensive income during fiscal 2008. For the three and six months ended December 31, 2008 there have been no changes in the fair value of our assets being measured using significant unobservable inputs (Level 3) as defined in SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its assets or liabilities.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$18,549	$11,169	$26,823	$18,049
Unrealized gain on marketable securities	181	2	44	3
Change in cumulative foreign currency translation adjustments	(508)	1,431	(5,146)	3,289

Comprehensive income	$18,222	$12,602	$21,721	$21,341

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues:
United States	$80,331	$63,809	$151,193	$116,443
Non-United States	58,572	41,208	101,942	68,027

Total revenues	$138,903	$105,017	$253,135	$184,470

			December 31, 2008	June 30, 2008
Long-lived assets:
Bermuda			$17,069	$14,681
Netherlands			68,815	67,153
Switzerland			1,669	1,622
Canada			88,774	71,485
United States			12,806	13,747
Jamaica			2,409	1,150
Spain			1,707	2,040

Total long-lived assets			$193,249	$171,878

6. Commitments and Contingencies

Purchase Commitments

At December 31, 2008, the Company had unrecorded commitments under contracts to purchase production equipment of approximately $3,220 and to complete the expansion of production and service facilities of approximately $14,337.

Legal Proceedings

On July 27, 2006, the Company’s wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court indicated that it will prepare a written opinion stating the basis for its ruling, following which VistaPrint may choose to appeal the Patent Court’s ruling to the German Supreme Court. We are unable to express an opinion as to the likely outcome of any such appeal.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. The defendants opposed VistaPrint Technologies Limited’s request for a stay. On September 2, 2008, the Court granted VistaPrint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, VistaPrint Technologies Limited submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of two of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but the Company believes that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The Company is unable to express an opinion as to the likely outcome of any such reexamination.

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

On September 8, 2008, VistaPrint USA, Incorporated filed an Answer to the Texas Complaint in the United States District Court for the Southern District of Texas, and on September 9, 2008, VistaPrint USA, Incorporated filed a Motion to Dismiss for Improper Venue in the United States District Court for the Southern District of Texas. Subsequently, on or about September 16, 2008, the plaintiff in one of the cases pending before the United States District Court for the District of Massachusetts filed a Motion before the Judicial Panel on Multidistrict Litigation seeking the consolidation and transfer of pretrial proceedings in all of the outstanding cases to the Massachusetts District Court. Following that, on or about September 24, 2008 and September 25, 2008, the Vertrue Defendants and VistaPrint USA, Incorporated and VistaPrint Limited, respectively, filed motions before the Judicial Panel on Multidistrict Litigation to transfer all of the outstanding cases, as well as any cases subsequently filed involving similar facts or claims, to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. All of the purported class action lawsuits in which the Defendants have been served were subsequently stayed pending resolution of the motions for consolidation and transfer pending before the Judicial Panel on Multidistrict Litigation. On December 11, 2008, the Judicial Panel on Multidistrict Litigation ruled in favor of the motions brought by the Vertrue Defendants, VistaPrint USA, Incorporated and VistaPrint Limited and ordered the transfer of all of the outstanding cases to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings.

The Company believes it has meritorious defenses to these purported class action lawsuits and intends to defend these actions vigorously. However, the lawsuits are in their earliest stages and the Company is unable to express an opinion as to the likely outcome of such actions.

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

Overview

We are a small business marketing company that offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. We offer a broad spectrum of products and services ranging from business cards, website hosting, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities; we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We maintain a registered office in Hamilton, Bermuda and our websites are hosted in co-location facilities in Devonshire, Bermuda. We own and operate production facilities near Windsor, Ontario, Canada and in Venlo, the Netherlands, and we operate a customer design, sales and service center in Montego Bay, Jamaica, a European marketing office in Barcelona, Spain, and a technology development facility in Winterthur, Switzerland. Our European headquarters are located in Barcelona, Spain. Our U.S. technology development, marketing, finance and administrative offices are located in Lexington, Massachusetts, United States.

Revenue. For the three and six months ended December 31, 2008, our revenue was $138.9 million and $253.1 million, compared to $105.0 million and $184.5 million for the same periods in 2007. We generate revenue primarily from the printing and shipment of customized products. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website, as well as certain electronic products such as website hosting. Unlike products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the three and six months ended December 31, 2008, we generated approximately $6.4 million and $13.4 million of our revenue from these third-party referral fees, compared to $6.6 million and $13.4 million for the same periods in 2007. A portion of our revenue is derived from repeat purchases from our existing customers. This component of our revenue was 65% and 66% of revenue for the three and six months ended December 31, 2008. To understand our revenue trends, we monitor several key metrics, including:

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

Cost of Revenue. Cost of revenue consists of materials used to generate products, payroll and related expenses for production personnel, supplies, depreciation of equipment used in the production process, shipping charges and other miscellaneous related costs of products sold by us.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.5%	38.0%	37.7%	37.8%
Technology and development expense	11.0%	10.6%	11.5%	11.0%
Marketing and selling expense	30.7%	32.5%	30.6%	32.8%
General and administrative expense	6.9%	7.7%	8.2%	8.4%

Income from operations	14.9%	11.2%	12.0%	10.1%
Interest income	0.4%	1.1%	0.5%	1.3%
Other income (expense), net	(0.3)%	0.1%	(0.5)%	0.1%
Interest expense	0.3%	0.4%	0.3%	0.5%

Income from operations before income taxes	14.7%	12.0%	11.7%	11.0%

Income tax provision	1.3%	1.4%	1.1%	1.2%

Net income	13.4%	10.6%	10.6%	9.8%

Comparison of the Three and Six Month Periods Ended December 31, 2008 and 2007:

	Three Months Ended December 31,			Six Months Ended December 31,
In thousands	2008	2007	2008-2007 % Change	2008	2007	2008-2007 % Change
Revenue	$138,903	$105,017	32%	$253,135	$184,470	37%
Cost of revenue	$50,692	$39,896	27%	$95,536	$69,648	37%
% of revenue	36.5%	38.0%		37.7%	37.8%

The increase in revenue from the three and six months ended December 31, 2007 as compared to the three and six months ended December 31, 2008 was primarily attributable to increases in website sales of our products. These increases include a favorable seasonal impact from increased holiday product sales. The overall revenue growth during this period was driven by an increase in website sessions and conversion rates and a positive impact from new product and service offerings. For the three and six months ended December 31, 2008, our website sessions grew by 16% and 11% to 61.4 million and 108.0 million. Our conversion rates increased to 6.5% and 6.7% for the three and six months ended December 31, 2008 compared to a constant 5.4% for the same periods in 2007. For the three and six months ended December 31, 2008, the average order value of our shipments was constant at $34, compared to $36 and $34 for the same periods in 2007. Revenue from repeat customers increased to 65% of revenue for the three months ended December 31, 2008 compared to 63% for the same period in 2007. Revenue from repeat customers increased to 66% of revenue for the six months ended December 31, 2008 compared to 64% for the same period in 2007. Revenue from our non-United States websites accounted for 42% and 40% of total revenue for the three and six months ended December 31, 2008 compared to 39% and 37% for the same periods in 2007. The increase in cost of revenue for the three and six months ended December 31, 2008 as compared to the three and six months ended December 31, 2007 was primarily attributable to the production costs associated with increased volume of shipments of products during these periods. The decrease in the cost of revenue as a percentage of total revenue for the three and six months ended December 31, 2008 as compared to the same periods in the prior year was primarily driven by a shift in our overall product mix, improved pricing agreements in relation to material costs and productivity improvements at our manufacturing locations.

	Three Months Ended December 31,			Six Months Ended December 31,
In thousands	2008	2007	2008-2007 % Change	2008	2007	2008-2007 % Change
Technology and development expense	$15,246	$11,124	37%	$29,054	$20,232	44%
% of revenue	11.0%	10.6%		11.5%	11.0%
Marketing and selling expense	$42,683	$34,123	25%	$77,484	$60,439	28%
% of revenue	30.7%	32.5%		30.6%	32.8%
General and administrative expense	$9,629	$8,076	19%	$20,576	$15,445	33%
% of revenue	6.9%	7.7%		8.2%	8.4%

The increase in our technology and development expenses of $4.1 million and $8.8 million for the three and six months ended December 31, 2008, respectively as compared to the same periods in 2007 was primarily due to increased payroll and benefit costs of $2.0 million and $4.6 million, the write-off of certain long lived assets of $0.7 million and $0.7 million and increased share-based compensation costs of $0.2 million and $0.7 million associated with increased employee hiring in our technology development and information technology support organizations. At December 31, 2008, we employed 290 employees in these organizations compared to 213 employees at December 31, 2007. The increase in headcount has resulted in an overall increase in overhead of $0.4 million and $0.7 million for the three and six months ended December 31, 2008, respectively, as compared to the same periods in 2007. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation expenses of $0.5 million and $1.0 million for the three and six months ended December 31, 2008, respectively, as compared to the same periods in 2007.

The increase in our marketing and selling expenses of $8.6 million and $17.0 million for the three and six months ended December 31, 2008, respectively, as compared to the same periods in 2007 was driven primarily by increases of $6.8 million and $11.9 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $1.2 million and $3.2 million and share-based compensation costs which remained constant for the three months ended December 31, 2008 and increased $0.2 million for the six months ended December 31, 2008. During this period, we continued to expand our marketing organization and our design, sales and services center. At December 31, 2008, we employed 622 employees in these organizations compared to 511 employees at December 31, 2007. In addition, payment processing fees paid to third-parties increased by $0.9 million and $1.8 million during the three and six months ended December 31, 2008, respectively, as compared to the same periods in 2007 due primarily to increased order volumes.

The increase in our general and administrative expenses of $1.6 million and $5.1 million for the three and six months ended December 31, 2008, respectively, as compared to the same periods in 2007 was primarily due to increased payroll and benefit costs of $0.4 million and $2.0 million and increased share-based compensation costs of $1.0 million and $2.7 million resulting from the continued growth of our executive management, finance and human resource organizations. At December 31, 2008, we employed 135 employees in these organizations compared to 111 employees at December 31, 2007.

Interest income

Interest income decreased $0.6 million and $1.0 million the three and six months ended December 31, 2008 to $0.6 million and $1.3 million compared to the same periods in 2007. The decrease in interest income for the three and six months ended December 31, 2008 was primarily due to lower interest rate yields on invested cash and marketable securities.

Other income (expense), net

Other income (expense), net changed to $0.4 million and $1.4 million of expense for the three and six months ended December 31, 2008 as compared to $0.1 million and $0.1 million of income for the same period in 2007. The change for the three and six months ended December 31, 2008, as compared to the same periods in 2007 consists primarily of incurred net losses from foreign currency transactions.

Interest expense

Interest expense decreased approximately $0.1 million for the three and six months ended December 31, 2008 to approximately $0.4 million and $0.7 million as compared to approximately $0.4 million and $0.9 million for the same periods in 2007 due to a decrease in the outstanding principal on our bank loan obligations during these periods.

Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2008	2007	2008	2007
Income taxes:
Income tax provision	$1,889	$1,455	$2,854	$2,220
Effective tax rate	9.2%	11.5%	9.6%	11.0%

For the three and six months ended December 31, 2008 and 2007, our tax expense primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Canada, Switzerland and Spain. The taxable income from these operating subsidiaries is a function of their level of costs incurred and charged to VistaPrint Limited under transfer pricing agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable. The decrease in the effective tax rate in 2008 compared to 2007 is primarily due to the positive impact of U.S. Research and Development credits, which were retroactively re-instated in October 2008.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Six Months Ended December 31,
	2008	2007
	(in thousands)
Capital expenditures	$(41,500)	$(34,692)
Software and website development costs	(3,327)	(2,155)
Depreciation and amortization	16,646	11,068
Cash flows provided by operating activities	72,704	52,030
Cash flows used in investing activities	(32,068)	(34,470)
Cash flows (used in) provided by from financing activities	(45,234)	2,628

At December 31, 2008, we had $111.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, U.S. Treasury Bills, investment-grade corporate bonds and U.S. government agency issues. We financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities in the six months ended December 31, 2008 was $72.7 million and consisted of net income of $26.8 million, positive adjustments for non-cash items of $28.3 million and $17.6 million provided by working capital and other activities. Adjustments for non-cash items included $16.7 million of depreciation and amortization expense on property and equipment and software and website development costs, $10.3 million of share-based compensation expense and $1.3 million of long-lived assets written off. The change in working capital and other activities primarily consisted of an increase of $16.4 million in accrued expenses and other current liabilities, an increase of $3.8 million in accounts payable and a decrease of $1.0 million in accounts receivable, offset by an increase of $2.0 million in prepaid expenses and other assets and an increase in inventory of $1.6 million.

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

Investing Activities. Cash used in investing activities in the six months ended December 31, 2008 of $32.1 million was attributable primarily to capital expenditures of $41.5 million, capitalized software and website development costs of $3.3 million partially offset by net sales of marketable securities of $12.8 million. Capital expenditures of $18.1 million were related to the purchase of equipment for our production facilities, $17.2 million were related to construction and land acquisition costs at our production facilities and $6.2 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in the six months ended December 31, 2007 of $34.5 million was attributable primarily to capital expenditures of $34.7 million, acquisition of intangible assets representing the purchase of the vista.com domain name of $1.2 million, and capitalized software and website development costs of $2.2 million, partially offset by net sales of marketable securities of $3.6 million. Capital expenditures of $16.1 million were related to the purchase of equipment for our production facilities, $12.0 million were related to construction and land acquisition costs at our production facilities and $6.6 million were related to purchases of information technology and facility related assets.

Financing Activities. Cash used by financing activities in the six months ended December 31, 2008 of $45.2 million was primarily attributable to the repurchase of 2,554,302 common shares for $45.5 million, payments in connection with our bank loans of $1.6 million associated with the purchase of production assets for our facilities and the use of $1.4 million to pay minimum withholding taxes related to the vesting of restricted share units (RSUs) granted and common shares withheld under our equity incentive plans, partially offset by the issuance of common shares pursuant to share option exercises of $3.3 million. Effective November 9, 2008 VistaPrint’s shareholders approved our ability to hold treasury shares. The repurchases of shares made by us prior to November 9, 2008 are treated as retired shares and repurchases after this date are presented as treasury shares.

On August 12, 2008, we had announced that our Board of Directors authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. As of December 31, 2008 we had $4.5 million remaining under this approved repurchase program. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time.

Cash provided by financing activities in the six months ended December 31, 2007 of $2.6 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $5.8 million, partially offset by payments in connection with our bank loans of $1.6 million associated with the purchase of assets for our production facilities and the use of $1.6 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans.

Contractual Obligations

Contractual obligations at December 31, 2008 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (excluding interest)	$20,409	$8,977	$6,945	$704	$3,783
Operating lease obligations	50,543	6,078	12,166	11,745	20,554

Total	$70,952	$15,055	$19,111	$12,449	$24,337

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands-based bank. The borrowings were used to finance the construction of our production facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euros ($88,000 at December 31, 2008), beginning October 1, 2004 and continuing through 2024. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At December 31, 2008, there was $5.5 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo production facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euros ($70,000 at December 31, 2008), beginning on April 1, 2005 and continuing through 2011. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At December 31, 2008, there was $0.6 million outstanding under this amendment to the credit agreement.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new equipment purchases and the construction of our production facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on November 1, 2005 and continuing through 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At December 31, 2008, there was $7.0 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new equipment purchases for the Windsor production facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1, 2006 and continuing through 2010. As of March 31, 2006, the interest rates on the various borrowings under this term loan had been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At December 31, 2008, there was $7.2 million outstanding under this term loan.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At December 31, 2008, we had unrecorded commitments under contracts to purchase production equipment and to complete construction related to the expansion of our production and service facilities of approximately $17.6 million compared to approximately $21.9 million at June 30, 2008. Additionally, as of January 26, 2009, we entered into a contract to purchase land and facilities of approximately $5.3 million.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended December 31, 2008 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At December 31, 2008, we had unrestricted cash and cash equivalents totaling $97.9 million and short-term investments totaling $13.1 million. These amounts were invested primarily in money market funds, U.S. Treasury bills, investment-grade corporate bonds and U.S. government agency issues, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at December 31, 2008 and 2007.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Swiss subsidiary, which operates a technology and development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. Our Dutch, Spanish and Swiss subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other income (expense), net. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other income (expense), net. Foreign currency transaction gains (losses) included in other income (expense), net were $(0.4) million and $(1.4) million for the three and six months ended December 31, 2008. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $0.8 million on our income before taxes for the three months ended December 31, 2008. A similar decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.7 million on our income before taxes for the same period in 2007.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million euro. At December 31, 2008, we had short-term borrowings related to current portion of long-term debt denominated in euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2008 and comparing that with the fair value using the hypothetical period end exchange rate. At December 31, 2008, there was $6.1 million outstanding under this credit agreement.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 27, 2006, our wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court indicated that it will prepare a written opinion stating the basis for its ruling, following which VistaPrint may choose to appeal the Patent Court’s ruling to the German Supreme Court. We are unable to express an opinion as to the likely outcome of any such appeal.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. The defendants opposed VistaPrint Technologies Limited’s request for a stay. On September 2, 2008, the Court granted VistaPrint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, VistaPrint Technologies Limited submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of two of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but we believe that the client was either Taylor Corporation or an affiliate of Taylor Corporation. We are unable to express an opinion as to the likely outcome of any such reexamination.

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

On September 8, 2008, VistaPrint USA, Incorporated filed an Answer to the Texas Complaint in the United States District Court for the Southern District of Texas, and on September 9, 2008, VistaPrint USA, Incorporated filed a Motion to Dismiss for Improper Venue in the United States District Court for the Southern District of Texas. Subsequently, on or about September 16, 2008, the plaintiff in one of the cases pending before the United States District Court for the District of Massachusetts filed a Motion before the Judicial Panel on Multidistrict Litigation seeking the consolidation and transfer of pretrial proceedings in all of the outstanding cases to the Massachusetts District Court. Following that, on or about September 24, 2008 and September 25, 2008, the Vertrue Defendants and VistaPrint USA, Incorporated and VistaPrint Limited, respectively, filed motions before the Judicial Panel on Multidistrict Litigation to transfer all of the outstanding cases, as well as any cases subsequently filed involving similar facts or claims, to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. All of the purported class action lawsuits in which the Defendants have been served were subsequently stayed pending resolution of the motions for consolidation and transfer pending before the Judicial Panel on Multidistrict Litigation. On December 11, 2008, the Judicial Panel on Multidistrict Litigation ruled in favor of the motions brought by the Vertrue Defendants, VistaPrint USA, Incorporated and VistaPrint Limited and ordered the transfer of all of the outstanding cases to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings.

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

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and technology, graphic design operations, production operations, and customer service operations. We also redesign our websites from time to time to seek and attract customers to our websites. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation would be harmed and our efforts to develop VistaPrint as a trusted brand would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

We are dependent upon our own facilities for the production of products sold to our customers and any significant interruption in the operations of these facilities or any inability to increase capacity at these facilities would have an adverse impact on our business.

We produce all of our products internally at our facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier in an effort to supplement our production capacity. However, an alternative supplier may not be able to meet our production requirements on a timely basis or on commercially acceptable terms, or at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

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

The satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, production facilities and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of our websites, reduced order fulfillment performance or interfere with customer service operations could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may experience temporary interruptions in our operations for a variety of reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, and other events beyond our control. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

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

Any failure of our equipment may prevent the production of orders and interfere with our ability to fulfill orders. Substantially all of our production operations are performed in two facilities: our Dutch production facility serving European and Asia-Pacific markets and our Windsor, Ontario production facility serving North American markets.

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

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties used by us under license agreements. If one or more of these licenses were to be terminated, the amount and variety of content available on our websites would be significantly reduced. In such event, we could experience delays in obtaining and introducing substitute materials and substitute materials might be available only under less favorable terms or at a higher cost, or may not be available at all. Any of the foregoing would have an adverse effect on our business and results of operations.

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

We have rapidly grown to over 1,640 employees and approximately 160 temporary employees as of December 31, 2008. As of December 31, 2008, we have website operations, offices, marketing, manufacturing research and development and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland, and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and offices from which we operate to continue to increase in the future.

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

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in seven different countries. For example, we operate production facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, our European headquarters and marketing office in Barcelona, Spain, a technology development facility in Winterthur, Switzerland, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. We have localized websites to serve many additional international markets. For the three and six months ended December 31, 2008, we derived 42% and 40% respectively, of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the overall demand for our products and services and our ability to achieve targeted financial results, as well as our overall financial results from operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business.

For the three and six months ended December 31, 2008, we derived 58% and 60% respectively, of our revenue from sales to customers made through our United States website. We produce products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

The United States also imposes protectionist measures, such as customs duties and tariffs, that limit free trade. Some of these measures may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. If the United States were to impose further border controls and restrictions, interpret or apply regulations in a manner unfavorable to the U.S., impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada and other countries to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

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

As of December 31, 2008, we held 19 issued United States patents, 4 patents in other countries and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue. The opposition panel’s decision has not yet taken effect and we intend to appeal the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “VistaPrint.” We hold trademark registrations for the VistaPrint trademark in the United States, the European Union, Canada, Japan and various other jurisdictions. Our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s decision to name one of its operating systems “Microsoft Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term VistaPrint or our other trademarks, and we may institute such claims against other parties. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

For instance, in May 2007, VistaPrint Technologies Limited, our wholly-owned subsidiary, initiated litigation in the United States District Court for the District of Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by VistaPrint Technologies Limited, and subsequently expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. This litigation is currently stayed pending resolution of VistaPrint Technologies Limited’s requests for reexamination of the patents-in-suit before the U.S. Patent Office.

In July 2006, VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to VistaPrint Technologies Limited’s infringement claim, unitedprint.com AG filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007, and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court indicated that it will prepare a written opinion stating the basis for its ruling, following which VistaPrint may choose to appeal the Patent Court’s ruling to the German Supreme Court.

We sell our products and services primarily through our websites and our inability to acquire or maintain domain names for our websites could result in the loss of customers which would substantially harm our business and results of operations.

We sell our products and services primarily through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including VistaPrint.com and similar names with alternate URL names, such as .net, ..de and .co.uk. Domain names generally are regulated by Internet regulatory bodies. If we are unable to use a domain name in a particular country, we would be forced to either purchase the domain name from the entity that owns or controls it, which we may not be able to do on commercially acceptable terms, or at all, incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Any of these results could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name VistaPrint in all of the countries in which we currently or intend to conduct business.

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

Between July 29, 2008, and September 11, 2008, a total of seven purported class action lawsuits were filed against VistaPrint USA, Inc., VistaPrint Corp. and/or VistaPrint Ltd., and two third party merchants, in U.S. Federal District Court in six different states, asserting substantially identical claims alleging that the defendants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our VistaPrint.com website. The plaintiffs allege, among other things, that after ordering products on our VistaPrint.com website they were enrolled in certain membership discount programs and that monthly subscription fees for the programs were subsequently charged directly to their credit or debit cards, in each case purportedly without their knowledge or authorization. The plaintiffs are seeking recovery of an unspecified amount of damages, including statutory and punitive damages, together with interest and legal costs, and are also seeking to prevent us and the merchants from engaging in similar practices in the future.

We and the third party merchants may receive other complaints in the future regarding these types of membership discount programs. Governmental authorities also may institute proceedings alleging similar alleged misconduct. The purported class action lawsuits or any other private or governmental claims or actions that may be brought against us in the future relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or a significant reduction in or termination of the membership discount offers on our website as a result of these claims could have a negative impact on our brand, revenues and profitability.

We expect that revenues we derive from third party referral programs, particularly membership discount programs, will decrease in the future, which could adversely affect our results of operations.

For the three and six months ended December 31, 2008, we derived approximately 4.6% and 5.3% of our total revenues from referral fees generated from all sources, as compared to 6.3% and 7.3% for the same periods in 2007. In each of those fiscal periods, the majority of the referral fee revenue was derived from membership discount programs. Over the next several fiscal years, we expect referral fee revenue to continue to decline as a percent of total revenues and possibly in absolute dollars. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period of time, including possibly to as low as zero. Actual referral fees, including membership discount programs, could generate more or less of our total revenues than we currently expect due to a variety of factors, including, among others, strategic operating decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

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

Each “10% U.S. Shareholder” of a non-U.S. corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting shares of the non-U.S. corporation or more than 50% of the total value of all shares of the corporation on any day during the taxable year of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Internal Revenue Code, that owns at least 10% of the total combined voting power of all classes of shares entitled to vote of the non-U.S. corporation. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% and 10% ownership tests have been satisfied, shares owned include shares owned directly or indirectly through non-U.S. entities and shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. Based upon our existing share ownership, we do not believe we are a CFC.

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

As of December, 2008, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our production facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

(c) On August 12, 2008, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased have been and will continue to be determined by our management based on its evaluation of market conditions and other factors. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time. During the three and six months ended December 31, 2008, an aggregate of 2,554,302 common shares were repurchased for $45.5 million. The following table outlines repurchases of our common stock during the three months ended December 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Program	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Period
October 1, 2008 through October 31, 2008	553,398	$26.56	553,398	$35,300,060
November 1, 2008 through November 30, 2008	1,151,073	$14.64	1,151,073	$18,445,831
December 1, 2008 through December 31, 2008	849,831	$16.43	849,831	$4,481,708

Total	2,554,302	$17.82	2,554,302

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 annual general meeting of shareholders on November 7, 2008. Our shareholders approved each of the following proposals by the votes specified below.

Proposal 1 – To elect Robert S. Keane as our Class III Director for a term of three years.

Votes For	Votes Withheld
36,088,183	937,351

The terms of office of the following directors who were not up for re-election at our 2008 annual general meeting of shareholders, continued after our 2008 annual general meeting of shareholders: John J. Gavin, Jr., George Overholser, Louis Page and Richard Riley.

Proposal 2 – To approve our Second Amended and Restated Bye-Laws.

Votes For	Votes Against	Abstain
36,934,120	74,925	16,488

Proposal 3 – To ratify and approve the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

Votes For	Votes Against	Abstain
36,983,200	29,117	13,217

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 30, 2009

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