Form 10-Q
period 2009-03-31
VISTAPRINT LTD
filed 2009-05-05
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were outstanding 42,278,758 of the registrant’s common shares, par value $0.001 per share.

FORM 10-Q

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$107,744	$103,145
Marketable securities	6,910	26,598
Accounts receivable, net of allowances of $214 and $213, respectively	7,629	6,105
Inventory	3,192	2,548
Prepaid expenses and other current assets	5,683	5,678

Total current assets	131,158	144,074
Property, plant and equipment, net	181,593	154,520
Software and web site development costs, net	6,483	5,380
Deferred tax assets	3,118	2,956
Other assets	9,979	9,022

Total assets	$332,331	$315,952

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,179	$8,486
Accrued expenses	40,859	35,655
Deferred revenue	2,353	1,893
Current portion of long-term debt	8,625	3,304

Total current liabilities	63,016	49,338
Deferred tax liability	2,201	2,656
Other liabilities	4,310	1,946
Long-term debt	10,626	19,507
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, par value $0.001 per share, 500,000,000 shares authorized; 44,064,212 and 44,279,248 shares issued; and 42,258,611 and 44,279,248 shares outstanding, respectively	44	44
Treasury shares, at cost, 1,805,601 and 0 shares, respectively	(27,537)	—
Additional paid-in capital	195,741	191,271
Retained earnings	84,087	43,098
Accumulated other comprehensive (loss) income	(157)	8,092

Total shareholders’ equity	252,178	242,505

Total liabilities and shareholders’ equity	$332,331	$315,952

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$127,523	$105,779	$380,658	$290,249
Cost of revenue (1)	46,583	40,960	142,119	110,607
Technology and development expense (1)	15,646	11,390	44,700	31,623
Marketing and selling expense (1)	39,644	33,732	117,128	94,170
General and administrative expense (1)	9,664	8,581	30,240	24,027

Income from operations	15,986	11,116	46,471	29,822
Interest income	251	1,057	1,543	3,378
Other (expense) income, net	(389)	669	(1,755)	766
Interest expense	342	404	1,075	1,260

Income before income taxes	15,506	12,438	45,184	32,706
Income tax provision	1,340	985	4,195	3,204

Net income	$14,166	$11,453	$40,989	$29,502

Basic net income per share	$0.34	$0.26	$0.95	$0.67

Diluted net income per share	$0.33	$0.25	$0.92	$0.64

Weighted average common shares outstanding – basic	42,183,100	44,062,407	43,290,985	43,815,062

Weighted average common shares outstanding – diluted	43,109,786	46,002,304	44,469,114	46,038,479

(1) Share-based compensation cost is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Unaudited)
	(in thousands)
Cost of revenue	$183	$248	$565	$593
Technology and development expense	1,247	1,005	3,707	2,865
Marketing and selling expense	1,010	879	3,032	2,685
General and administrative expense	2,156	1,392	7,575	4,110

	$4,596	$3,524	$14,879	$10,253

See accompanying notes.

VISTAPRINT LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Nine Months Ended March 31,
	2009	2008
Operating activities
Net income	$40,989	$29,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,991	17,769
Loss on disposal of long-lived assets	1,331	112
Share-based compensation expense	14,879	10,253
Tax benefits derived from share-based compensation awards	(4,408)	(185)
Changes in operating assets and liabilities:
Accounts receivable	(1,769)	(1,625)
Inventory	(844)	(860)
Prepaid expenses and other assets	(1,484)	(4,231)
Accounts payable	2,942	2,219
Accrued expenses and other current liabilities	14,625	16,109

Net cash provided by operating activities	92,252	69,063

Investing activities
Purchases of property, plant and equipment	(59,575)	(48,889)
Purchases of marketable securities	(6,078)	(45,761)
Sales of marketable securities	25,037	55,942
Purchase of intangible assets	—	(1,250)
Capitalization of software and website development costs	(5,319)	(3,999)

Net cash used in investing activities	(45,935)	(43,957)

Financing activities
Repayments of long-term debt	(2,423)	(2,425)
Payment of withholding taxes in connection with vesting of restricted share units	(1,832)	(2,228)
Repurchase of common shares	(45,518)	—
Tax benefits derived from share-based compensation awards	4,408	185
Proceeds from issuance of common shares	4,757	7,364

Net cash (used in) provided by financing activities	(40,608)	2,896
Effect of exchange rate changes on cash	(1,110)	1,110

Net increase in cash and cash equivalents	4,599	29,112
Cash and cash equivalents at beginning of period	103,145	69,464

Cash and cash equivalents at end of period	$107,744	$98,576

See accompanying notes.

VISTAPRINT LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of the Business

VistaPrint Limited, a Bermuda company (the “Company”), offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products and services ranging from business cards, website hosting, brochures and invitations to mailing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides similar products and services to the consumer market.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of VistaPrint Limited and its wholly owned subsidiaries. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other period.

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

Net Income Per Share

The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the applicable fiscal periods. Diluted net income per share is computed using the treasury stock method. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Common share equivalents of 2,655,163 and 2,453,590 were excluded from the determination of potentially dilutive shares for the three and nine months ended March 31, 2009, respectively, due to their anti-dilutive effect. Common share equivalents of 971,596 and 795,268 were excluded from the determination of potentially dilutive shares for the three and nine months ended March 31, 2008, respectively, due to their anti-dilutive effect.

The following table sets forth the computation of weighted-average shares used in computing basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted-average common shares outstanding - basic	42,183,100	44,062,407	43,290,985	43,815,062
Weighted-average common shares issuable upon exercise / vesting of outstanding share options/RSUs	926,686	1,939,897	1,178,129	2,223,417

Weighted-average common shares - diluted	43,109,786	46,002,304	44,469,114	46,038,479

Share-Based Compensation

During the three and nine months ended March 31, 2009, the Company recorded share-based compensation costs of $4,596 and $14,879, respectively. During the three and nine months ended March 31, 2008, the Company recorded share-based compensation costs of $3,524 and $10,253, respectively. Share-based compensation costs capitalized as part of software and website development costs were $250 and $763 for the three and nine months ended March 31, 2009, respectively, and were $222 and $467 for the three and nine months ended March 31, 2008, respectively.

At March 31, 2009, there was $44,634 of total unrecognized compensation cost related to nonvested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.

Income Taxes

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. As of June 30, 2008, the Company had unrecognized tax benefits, including interest and penalties, of approximately $877, which will reduce the effective tax rate when recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. There have been no significant changes to these amounts during the three and nine months ended March 31, 2009.

The Company is required to file income tax returns in the U.S federal tax jurisdiction, the state of Massachusetts, and multiple jurisdictions outside of the U.S. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. The Company’s U.S. federal tax returns for 2006 and subsequent years and the state tax returns for 2005 and subsequent years, remain open to examination by the tax authorities. In addition, the statute of limitations is not closed for non-U.S. tax jurisdictions, including the Netherlands, Spain and Canada which have tax years open to examination for 2004, 2005, 2006 and subsequent years, respectively.

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

The fair value of these financial assets was determined using the following inputs at March 31, 2009 (unaudited, in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,744	$107,744	$—	$—
Short-term investments (1)	6,910	6,910	—	—
Long-term investments (2)	760	—	—	760

Total assets recorded at fair value	$115,414	$114,654	$—	$760

(1)	Short-term investments consist primarily of U.S. Treasury Bills, corporate bonds and U.S. government agency issues for which the Company determines fair value through quoted market prices.
(2)	Long-term investments consist of an auction rate security.

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. To reflect the change in fair value of the investment security, the Company recorded an impairment charge through other comprehensive income during fiscal 2008. For the three and nine months ended March 31, 2009 there have been no changes in the fair value of our assets being measured using significant unobservable inputs (Level 3) as defined in SFAS 157.

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

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$14,166	$11,453	$40,989	$29,502
Unrealized (loss) gain on marketable securities	(26)	67	19	70
Change in cumulative foreign currency translation adjustments	(3,123)	2,952	(8,268)	6,241

Comprehensive income	$11,017	$14,472	$32,740	$35,813

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

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:
United States	$79,665	$65,107	$230,859	$181,661
Non-United States	47,858	40,672	149,799	108,588

Total revenues	$127,523	$105,779	$380,658	$290,249

	March 31, 2009	June 30, 2008
Long-lived assets:
Bermuda	$17,631	$14,681
Netherlands	74,425	67,153
Switzerland	1,691	1,622
Canada	90,511	71,485
United States	12,521	13,747
Jamaica	2,852	1,150
Spain	1,542	2,040

Total long-lived assets	$201,173	$171,878

6. Commitments and Contingencies

Purchase Commitments

At March 31, 2009, the Company had unrecorded commitments under contracts to purchase production equipment of approximately $5,869 and to complete the expansion of production and service facilities of approximately $6,981.

Legal Proceedings

On July 27, 2006, the Company’s wholly owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German

Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009 and, on April 22, 2009, VistaPrint filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. The Company is unable to express an opinion as to the likely outcome of any such appeal.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. On September 2, 2008, the Court granted VistaPrint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, VistaPrint Technologies Limited submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office. The reexaminiation requests were granted in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of two of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but the Company believes that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The U.S. Patent Office has not yet made a determination regarding whether to grant these requests. The Company is unable to express an opinion as to the likely outcome of any reexamination.

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

On September 8, 2008, VistaPrint USA, Incorporated filed an Answer to the Texas Complaint in the United States District Court for the Southern District of Texas, and on September 9, 2008, VistaPrint USA, Incorporated filed a Motion to

Dismiss for Improper Venue in the United States District Court for the Southern District of Texas. Subsequently, on or about September 16, 2008, the plaintiff in one of the cases pending before the United States District Court for the District of Massachusetts filed a Motion before the Judicial Panel on Multidistrict Litigation seeking the consolidation and transfer of pretrial proceedings in all of the outstanding cases to the Massachusetts District Court. Following that, on or about September 24, 2008 and September 25, 2008, the Vertrue Defendants and VistaPrint USA, Incorporated and VistaPrint Limited, respectively, filed motions before the Judicial Panel on Multidistrict Litigation to transfer all of the outstanding cases, as well as any cases subsequently filed involving similar facts or claims, to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. All of the purported class action lawsuits in which the Defendants have been served were subsequently stayed pending resolution of the motions for consolidation and transfer pending before the Judicial Panel on Multidistrict Litigation. On December 11, 2008, the Judicial Panel on Multidistrict Litigation ruled in favor of the motions brought by the Vertrue Defendants, VistaPrint USA, Incorporated and VistaPrint Limited and ordered the transfer of all of the outstanding cases to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. As a result of the ruling of the Judicial Panel on Multidistrict Litigation, on March 2, 2009 four of the existing plaintiffs filed a Consolidated Complaint with the United States District Court for the Southern District of Texas.

On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint.

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

7. Subsequent Events

Change of Domicile

On April 30, 2009 the Company announced that its Board of Directors approved a proposal to move the place of incorporation of the publicly-traded parent entity of the VistaPrint group of companies from Bermuda to the Netherlands (the “Change of Domicile”). The Change of Domicile, along with a number of organizational matters necessary to accomplish it, is subject to approval by the Company’s shareholders and the Supreme Court of Bermuda, pursuant to the terms of a court-sanctioned “scheme of arrangement” under section 99 of the Bermuda Companies Act 1981 (the “Scheme of Arrangement”). The Change of Domicile is expected to be achieved through a share exchange transaction in which each share of the Company’s outstanding common shares as of the effective time of the Change of Domicile will be exchanged for one outstanding ordinary share of a new Dutch entity to be formed by the Company. The Company expects to submit the Change of Domicile to a vote of shareholders at a special meeting of shareholders in accordance with United States Securities laws and regulations and the procedures of the Scheme of Arrangement. If approved, the Company expects the Change of Domicile to take effect as soon as practicable following the special meeting of shareholders and the receipt and filing with the Bermuda Registrar of Companies of a final Order of the Bermuda Supreme Court, which the Company is targeting to occur in its 2010 fiscal first quarter.

If the Change of Domicile is successfully completed, the new Dutch entity will become the publicly-traded parent company of the VistaPrint group of companies in place of the Company, which will become a wholly-owned subsidiary of the Dutch parent company. The Dutch parent company will be registered with the Securities and Exchange Commission (“SEC”) and be subject to the same U.S. public company reporting requirements to which the Company is currently subject. The Dutch company’s shares will trade on the NASDAQ stock market under the ticker symbol “VPRT”, the same symbol under which the Company’s shares are currently listed and traded.

The Company does not expect that the Change of Domicile will have a material impact on how VistaPrint conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows. However, there is no guarantee that the Change of Domicile will be completed, or, if it is completed, that the VistaPrint group of companies will realize any benefits from the Change of Domicile and not suffer any adverse consequences. Full details of the proposed Change of Domicile, including associated benefits and risks, will be provided to shareholders in a proxy statement expected to be filed with the SEC and mailed to shareholders in connection with the special meeting of shareholders. Our shareholders are urged to read the proxy statement when it becomes available because it will contain important information.

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

Overview

We are a small business marketing company that offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. We offer a broad spectrum of products and services ranging from business cards, website hosting, brochures and invitations to mailing and creative services. We seek to offer compelling value to our customers through an innovative use of technology, a broad selection of customized products and services, low pricing and personalized customer service. Through our use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer-integrated production facilities, we offer a meaningful economic advantage relative to traditional graphic design and printing methods. Our value proposition has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

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

On April 30, 2009, we announced that our Board of Directors approved a proposal to move the place of incorporation of the parent company of the VistaPrint group of companies from Bermuda to the Netherlands (the “Change of Domicile”). The Change of Domicile is subject to approval by the Company’s shareholders and the Supreme Court of Bermuda. It is expected to be submitted to a vote at a special meeting of shareholders in accordance with United States Securities laws and regulations and the procedures of a court-sanctioned “scheme of arrangement” under Bermuda law. We believe the Change of Domicile can lead to important operational and economic benefits for VistaPrint and help foster our continued competitiveness in global markets, through the Netherlands’ stable economic, political and regulatory environments, as well as long-established commercial relationships and tax treaties with countries around the world. If approved, we expect the Change of Domicile to take effect as soon as practicable following the special meeting of shareholders and the receipt and filing with the Bermuda Registrar of Companies of a final Order of the Bermuda Supreme Court. We are targeting the first quarter of fiscal 2010 to complete the Change of Domicile.

Concurrent with the announcement of our Change of Domicile, we announced that we will re-establish our headquarters in Paris, France. Our headquarters in Paris will include the office of our Chairman, president and CEO and certain other offices. The Company plans to restrict the functions performed at the French headquarters office exclusively to those functions permitted under French tax code provisions related to the “headquarters regime” (“quartiers généraux”).

We do not expect that the Change of Domicile or relocation of our headquarters will have a material impact on how we conduct our day-to-day operations, our financial position, consolidated effective tax rate, results of operations or cash flows.

Revenue. For the three and nine months ended March 31, 2009, our revenue was $127.5 million and $380.7 million, compared to $105.8 million and $290.2 million for the same periods in 2008. We generate revenue primarily from the printing and shipment of customized products, as well as certain electronic products, such as website hosting. Revenue is recorded net of a reserve for estimated refunds. Customers place orders via our websites and pay primarily using credit cards. In addition, we receive payment for some orders through direct bank debit, wire transfers and other payment methods. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the three and nine months ended March 31, 2009, we generated approximately $6.7 million and $20.1 million of our revenue from these third-party referral fees, compared to $7.1 million and $20.6 million for the same periods in 2008. Repeat purchases from our existing customers generated approximately 66% of our revenue for the three and nine months ended March 31, 2009. To understand our revenue trends, we monitor several key metrics, including:

•

Website sessions. A session is measured each time a computer user visits a VistaPrint website from an Internet browser. We measure this data to understand the volume and source of traffic to our websites. Typically, we use various advertising campaigns to increase the number and quality of shoppers entering our websites. The number of website sessions varies from month to month depending on variables such as product campaigns and advertising channels used.

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

Technology and development expense. Technology and development expense consists of payroll and related expenses for software and content development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs. Costs associated with the development of software for internal use are capitalized if the software is expected to have a useful life beyond one year and are amortized over the software’s useful life, which is estimated to be two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. These expenses also include amortization of capitalized purchase costs related to content images used in our graphic design software which are capitalized and amortized over their useful lives, which approximate two years.

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

Other (expense) income, net. Other (expense) income, net primarily consists of gains and losses from foreign currency transactions.

Interest expense. Interest expense consists of interest paid to financial institutions on outstanding balances on our credit facilities.

Income taxes. VistaPrint Limited is a Bermuda-based company. Bermuda does not currently impose any tax computed on profits or income, which results in a zero tax liability for our profits recorded in Bermuda. VistaPrint Limited has operating subsidiaries in the Netherlands, Canada, Jamaica, Spain, Switzerland and the United States. VistaPrint Limited has entered into service and related agreements, which we also refer to as transfer pricing agreements, with each of these operating subsidiaries. These agreements effectively result in VistaPrint Limited paying each of these subsidiaries for its costs plus a fixed mark-up on these costs. The Jamaican subsidiary is located in a tax free zone, so its tax rate is zero. Our Dutch, Canadian, Spanish, Swiss and American subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of our consolidated results of operations, these subsidiaries will each pay taxes in their respective jurisdictions.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.5%	38.7%	37.3%	38.1%
Technology and development expense	12.3%	10.8%	11.8%	10.9%
Marketing and selling expense	31.1%	31.9%	30.8%	32.4%
General and administrative expense	7.6%	8.1%	7.9%	8.3%

Income from operations	12.5%	10.5%	12.2%	10.3%
Interest income	0.2%	1.0%	0.4%	1.2%
Other (expense) income, net	(0.3%)	0.6%	(0.4%)	0.2%
Interest expense	0.2%	0.4%	0.3%	0.4%

Income before income taxes	12.2%	11.7%	11.9%	11.3%

Income tax provision	1.1%	0.9%	1.1%	1.1%

Net income	11.1%	10.8%	10.8%	10.2%

Comparison of the Three and Nine Month Periods Ended March 31, 2009 and 2008:

	Three Months Ended March 31,			Nine Months Ended March 31,
In thousands	2009	2008	2009-2008 % Change	2009	2008	2009-2008 % Change
Revenue	$127,523	$105,779	21%	$380,658	$290,249	31%
Cost of revenue	$46,583	$40,960	14%	$142,119	$110,607	28%
% of revenue	36.5%	38.7%		37.3%	38.1%

The increase in revenue for the three and nine months ended March 31, 2009 as compared to the three and nine months ended March 31, 2008 was primarily attributable to increases in website sales of our products. The overall revenue growth during this period was driven by an increase in website sessions and a positive impact from new product and service offerings, partially offset by unfavorable impact of foreign exchange on non-U.S. sales and a decrease in conversion rates. Increases in revenue for the nine months ended March 31, 2009 include a favorable seasonal impact from increased holiday product sales. For the three and nine months ended March 31, 2009, our website sessions grew by 38% and 20% to 65.8 million and 173.8 million. Our conversion rates decreased to 6.0% from 6.4% for the three months ended March 31, 2009 compared to the same period in 2008. Conversion rates increased to 6.4% as compared to 5.7% for the nine months ended March 31, 2009 compared to the same period in 2008. For the three and nine months ended March 31, 2009, the average order value of our shipments decreased slightly to $31, compared to a consistent $33 for the same periods in 2008. Revenue from repeat customers increased to 66% of revenue for the three and nine months ended March 31, 2009 compared to 64% for the same periods in 2008. Revenue from our non-United States websites accounted for 38% and 39% of total revenue for the three and nine months ended March 31, 2009 compared to 38% and 37% for the same periods in 2008.

The increase in cost of revenue for the three and nine months ended March 31, 2009 as compared to the three and nine months ended March 31, 2008 was primarily attributable to the production costs associated with increased volume of shipments of products during these periods,. The decrease in the cost of revenue as a percentage of total revenue for the three and nine months ended March 31, 2009 as compared to the same periods in the prior year was primarily driven by productivity improvements at our manufacturing locations, improved pricing agreements in relation to purchases of materials and a weaker Canadian dollar which positively impacted the raw material and labor costs of our Canadian production operations.

	Three Months Ended March 31,			Nine Months Ended March 31,
In thousands	2009	2008	2009-2008 % Change	2009	2008	2009-2008 % Change
Technology and development expense	$15,646	$11,390	37%	$44,700	$31,623	41%
% of revenue	12.3%	10.8%		11.8%	10.9%
Marketing and selling expense	$39,644	$33,732	18%	$117,128	$94,170	24%
% of revenue	31.1%	31.9%		30.8%	32.4%
General and administrative expense	$9,664	$8,581	13%	$30,240	$24,027	26%
% of revenue	7.6%	8.1%		7.9%	8.3%

The increase in our technology and development expenses of $4.3 million and $13.1 million for the three and nine months ended March 31, 2009, respectively as compared to the same periods in 2008 was primarily due to increased payroll and benefit costs of $2.2 million and $6.8 million and increased share-based compensation costs of $0.2 million and $0.9 million associated with increased employee hiring in our technology development and information technology support organizations. At March 31, 2009, we employed 300 employees in these organizations compared to 231 employees at March 31, 2008. The increase in headcount has resulted in an overall increase in overhead of $0.5 million and $1.2 million for the three and nine months ended March 31, 2009, respectively, as compared to the same periods in 2008. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation expenses of $0.5 million and $1.5 million for the three and nine months ended March 31, 2009, respectively, as compared to the same periods in 2008. The nine months ended March 31, 2009 includes the write-off of certain long lived assets of $0.7 million.

The increase in our marketing and selling expenses of $5.9 million and $23.0 million for the three and nine months ended March 31, 2009, respectively, as compared to the same periods in 2008 was driven primarily by increases of $4.5 million and $16.4 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $1.3 million and $4.5 million and increased share-based compensation costs of $0.1 million and $0.3 million. During this period, we continued to expand our marketing organization and our design, sales and services operations. At March 31, 2009, we employed 634 employees in these organizations compared to 531 employees at March 31, 2008. In addition, payment processing fees paid to third-parties increased by $0.7 million and $2.5 million during the three and nine months ended March 31, 2009, respectively, as compared to the same periods in 2008 due primarily to increased order volumes.

The increase in our general and administrative expenses of $1.1 million and $6.2 million for the three and nine months ended March 31, 2009, respectively, as compared to the same periods in 2008 was primarily due to increased payroll and benefits costs of $0.6 million and $2.6 million and increased share-based compensation costs of $0.8 million and $3.5 million resulting from the continued growth of our executive management, finance and human resource organizations. At March 31, 2009, we employed 137 employees in these organizations compared to 125 employees at March 31, 2008.

Interest income

Interest income for the three and nine months ended March 31, 2009 was $0.3 million and $1.5 million, a decrease of $0.8 million and $1.8 million compared to the same periods in 2008. This decrease is primarily due to lower interest rate yields on invested cash and marketable securities.

Other (expense) income, net

Other (expense) income, net for the three and nine months ended March 31, 2009 was $0.4 million and $1.8 million of expense, a decline of $1.1 million and $2.5 million compared to other income, net for the same periods in 2008. This decline consists primarily of losses from foreign currency transactions.

Interest expense

Interest expense for the three and nine months ended March 31, 2009 was $0.3 million and $1.1 million, a decrease of $0.1 million and $0.2 million compared to the same periods in 2008. This decrease is due to decreases in the outstanding principal on our bank loan obligations.

Income tax provision

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2009	2008	2009	2008
Income taxes:
Income tax provision	$1,340	$985	$4,195	$3,204
Effective tax rate	8.6%	7.9%	9.3%	9.8%

The increase in the effective tax rate for the three month period ended March 31, 2009 as compared to the same period of 2008 is the result of tax benefits recognized concurrent with periodic filings in various jurisdictions during the prior year period. The decrease in the effective tax rate for the nine month period ended March 31, 2009 compared to the prior period in 2008 is primarily due to the positive impact of research and development credits.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Capital expenditures	$(59,575)	$(48,889)
Software and website development costs	(5,319)	(3,999)
Depreciation and amortization	25,991	17,769
Cash flows provided by operating activities	92,252	69,063
Cash flows used in investing activities	(45,935)	(43,957)
Cash flows (used in) provided by financing activities	(40,608)	2,896

At March 31, 2009, we had $114.7 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of money market funds, U.S. Treasury Bills, investment-grade corporate bonds and U.S. government agency issues. We financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities in the nine months ended March 31, 2009 was $92.3 million and consisted of net income of $41.0 million, net positive adjustments for non-cash items of $37.8 million and $13.5 million provided by working capital and other activities. Adjustments for non-cash items included $26.0 million of depreciation and amortization expense, $14.9 million of share-based compensation expense and $1.3 million of long-lived assets written off, offset in part by $4.4 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities primarily consisted of an increase of $14.6 million in accrued expenses and other current liabilities, an increase of $2.9 million in accounts payable offset by a decrease of $1.8 million in accounts receivable, an increase of $1.5 million in prepaid expenses and other assets and an increase in inventory of $0.8 million.

Cash provided by operating activities in the nine months ended March 31, 2008 was $69.1 million and consisted of net income of $29.5 million, positive adjustments for non-cash items of $27.9 million and $11.6 million provided by working capital and other activities. Adjustments for non-cash items included $17.8 million of depreciation and amortization expense and $10.3 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $16.1 million in accrued expenses and other current liabilities and an increase of $2.2 million in accounts payable, offset by an increase of $1.6 million in accounts receivable, an increase of $4.2 million in prepaid expenses and other assets and an increase in inventory of $0.9 million.

Investing Activities. Cash used in investing activities in the nine months ended March 31, 2009 of $45.9 million was attributable primarily to capital expenditures of $59.6 million and capitalized software and website development costs of $5.3 million, partially offset by net sales of marketable securities of $19.0 million. Capital expenditures of $22.8 million were related to the purchase of equipment for our production facilities, $28.7 million were related to construction and land acquisition costs at our production facilities and $8.1 million were related to purchases of information technology and facility related assets.

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

Financing Activities. Cash used in financing activities in the nine months ended March 31, 2009 of $40.6 million was primarily attributable to the repurchase of 2,554,302 common shares for $45.5 million, payments in connection with our bank loans of $2.4 million and the use of $1.8 million to pay minimum withholding taxes related to the vesting of restricted share units (RSUs) granted and common shares withheld under our equity incentive plans, partially offset by the issuance of common shares pursuant to share option exercises of $4.8 million and $4.4 million of tax benefits derived from share-based compensation awards. Effective November 9, 2008, VistaPrint’s shareholders approved our ability to hold treasury shares. The repurchases of shares made by us prior to November 9, 2008 are treated as retired shares and repurchases after this date are presented as treasury shares.

On August 12, 2008, we had announced that our Board of Directors authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. As of March 31, 2009 we had $4.5 million remaining under this approved repurchase program. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time.

Cash provided by financing activities in the nine months ended March 31, 2008 of $2.9 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $7.4 million, partially offset by payments in connection with our bank loans of $2.4 million associated with the purchase of production assets for our manufacturing facilities and the use of $2.2 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans.

Contractual Obligations

Contractual obligations at March 31, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (excluding interest)	$19,251	$8,625	$6,483	$663	$3,480
Operating lease obligations	48,969	6,156	11,946	11,781	19,086

Total	$68,220	$14,781	$18,429	$12,444	$22,566

Long-Term Debt. In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands-based bank. The borrowings were used to finance the construction of our production facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 Euros ($83,000 at March 31, 2009), beginning October 1, 2004 and continuing through 2024. The interest rate on the loan was fixed at 5.20% through April 1, 2016 at which time the rate will be reset. At March 31, 2009, there was $5.1 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo production facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 Euros ($66,000 at March 31, 2009), beginning on April 1, 2005 and continuing through 2011. The interest rate on the loan was fixed at 5.10% over the remaining term of the loan. At March 31, 2009, there was $0.5 million outstanding under this amendment to the credit agreement.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new equipment purchases and the construction of our production facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on November 1, 2005 and continuing through 2009. The interest rates for the equipment term loan and the construction loan are fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At March 31, 2009, there was $6.7 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new equipment purchases for the Windsor production facility. The loan is secured by guarantees from VistaPrint Limited and two of our subsidiaries and is payable in monthly installments, plus interest, beginning on December 1, 2006 and continuing through 2010. The interest rates on the various borrowings under this term loan were fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At March 31, 2009, there was $6.9 million outstanding under this term loan.

Operating Leases. We rent office space under operating leases expiring on various dates through 2017. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At March 31, 2009, we had unrecorded commitments under contracts to purchase production equipment and to complete construction related to the expansion of our production and service facilities of approximately $12.8 million compared to approximately $21.9 million at June 30, 2008.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended March 31, 2009 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and short term investments. At March 31, 2009, we had unrestricted cash and cash equivalents totaling $107.7 million and short-term investments totaling $6.9 million. These amounts were invested primarily in money market funds, U.S. Treasury bills, investment-grade corporate bonds and U.S. government agency issues, and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our marketable securities at March 31, 2009 and 2008.

Foreign Currency Risk. As we conduct business in multiple international currencies through our worldwide operations, we are affected by fluctuations in foreign exchange rates of such currencies. Fluctuations in exchange rates can positively or negatively affect our revenue, gross margins and retained earnings. The majority of our products sold outside North America are manufactured by our Dutch subsidiary, which has the euro as its functional currency. Our Spanish subsidiary, which operates a marketing office in Barcelona, Spain, also has the euro as its functional currency. Our Swiss subsidiary, which operates a technology and development facility in Winterthur, Switzerland, has the Swiss franc as its functional currency. Our Dutch, Spanish and Swiss subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income. All other subsidiaries have the United States dollar as the functional currency and transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than the U.S. dollar are included in other (expense) income, net. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other (expense) income, net. Foreign currency transaction losses included in other (expense) income, net were $(0.4) million and $(1.8) million for the three and nine months ended March 31, 2009. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that an increase or decrease in exchange rates of 10% for all currencies could be experienced in the near term. These reasonably possible changes in exchange rates of 10% were applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.3 million on our income before taxes for the three months ended March 31, 2009. A similar decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $2.1 million on our income before taxes for the same period in 2008.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowed 6.2 million Euros. At March 31, 2009, we had short-term borrowings related to current portion of long-term debt denominated in Euros. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at March 31, 2009 and comparing that with the fair value using the hypothetical period end exchange rate. At March 31, 2009, there was $5.6 million outstanding under this credit agreement.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 27, 2006, our wholly-owned subsidiary VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of VistaPrint’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in VistaPrint’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009 and, on April 22, 2009, VistaPrint filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. We are unable to express an opinion as to the likely outcome of any such appeal.

On May 14, 2007, VistaPrint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by VistaPrint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, VistaPrint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. On September 2, 2008, the Court granted VistaPrint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, VistaPrint Technologies Limited submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office. The reexamination requests were granted in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of two of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but we believe that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The U.S. Patent Office has not yet made a determination regarding whether to grant these requests. We are unable to express an opinion as to the likely outcome of any such reexamination.

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

On September 8, 2008, VistaPrint USA, Incorporated filed an Answer to the Texas Complaint in the United States District Court for the Southern District of Texas, and on September 9, 2008, VistaPrint USA, Incorporated filed a Motion to Dismiss for Improper Venue in the United States District Court for the Southern District of Texas. Subsequently, on or about September 16, 2008, the plaintiff in one of the cases pending before the United States District Court for the District of Massachusetts filed a Motion before the Judicial Panel on Multidistrict Litigation seeking the consolidation and transfer of pretrial proceedings in all of the outstanding cases to the Massachusetts District Court. Following that, on or about September 24, 2008 and September 25, 2008, the Vertrue Defendants and VistaPrint USA, Incorporated and VistaPrint Limited, respectively, filed motions before the Judicial Panel on Multidistrict Litigation to transfer all of the outstanding cases, as well as any cases subsequently filed involving similar facts or claims, to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. All of the purported class action lawsuits in which the Defendants have been served were subsequently stayed pending resolution of the motions for consolidation and transfer pending before the Judicial Panel on Multidistrict Litigation. On December 11, 2008, the Judicial Panel on Multidistrict Litigation ruled in favor of the motions brought by the Vertrue Defendants, VistaPrint USA, Incorporated and VistaPrint Limited and ordered the transfer of all of the outstanding cases to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. As a result of the ruling of the Judicial Panel on Multidistrict Litigation, on March 2, 2009 four of the existing plaintiffs filed a Consolidated Complaint with the United States District Court for the Southern District of Texas.

On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint.

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

Interruptions to our website operations, information technology systems, production processes or customer service operations as a result of natural disasters, errors in our technology, capacity constraints, security breaches, contract disputes, or other causes could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, security and availability of our websites, transaction processing systems, network infrastructure, production facilities and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer service levels. Any future interruptions that result in the unavailability of our websites, reduced order fulfillment performance or interfere with customer service operations could result in lost revenue, negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may experience temporary interruptions in our operations for a variety of reasons in the future, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, and other similar events. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

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

In addition, we are dependent on a limited number of third party providers of website security authentication certificates that may be necessary for some of our customers’ web browsers to properly access our websites and upon which many of our customers otherwise rely in deciding whether to purchase products and services from us. Despite any contractual protections we may have, these third party providers can disable or revoke, and in the past have disabled or revoked, our security certificates without our consent, which would render our websites inaccessible to some of our customers and could discourage other customers from accessing our sites unless we are able to procure a replacement certificate from one of a limited number of alternative third party providers. Any interruption in our customers’ ability or willingness to access our websites in the event our security certificates are disabled or otherwise unavailable for an extended period of time could result in a material loss of revenue and profits and damage to our brand.

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

We have rapidly grown to over 1,680 employees and approximately 190 temporary employees as of March 31, 2009. As of March 31, 2009, we have website operations, offices, marketing, manufacturing research and development and production facilities and customer support centers in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland, and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and offices from which we operate to continue to increase in the future.

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

We have a limited history of managing operations in multiple countries. From 2001 to 2004, all of our business was conducted from one facility located in the United States and from our website operations in Bermuda. Since that time, we have expanded our business to include operations in seven different countries. For example, we operate production facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, our European headquarters and marketing office in Barcelona, Spain, a technology development facility in Winterthur, Switzerland, and technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States. On April 30, 2009 we announced plans to move our headquarters, including the office of the President and CEO, to Paris, France, effective July 2009. We have localized websites to serve many additional international markets. For the three and nine months ended March 31, 2009, we derived 38% and 39% respectively, of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

•	fluctuations in foreign currency exchange rates that may increase the United States dollar cost of, or reduce United States dollar revenue from, our international operations;

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	interpretation of complex tax laws, treaties and regulations that could expose us to unanticipated taxes on our income and increase our effective tax rate;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

For the three and nine months ended March 31, 2009, we derived 62% and 61% respectively, of our revenue from sales to customers made through our United States website. We produce products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

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

As of March 31, 2009, we held 22 issued United States patents, 4 patents in other countries and we had more than 40 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue. The opposition panel’s decision has not yet taken effect and we intend to appeal the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

In July 2006, VistaPrint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to VistaPrint Technologies Limited’s infringement claim, unitedprint.com AG filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in VistaPrint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007, and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009 and, on April 22, 2009, VistaPrint filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court.

We sell our products and services primarily through our websites and our inability to acquire or maintain domain names for our websites could result in the loss of customers which would substantially harm our business and results of operations.

We sell our products and services primarily through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including VistaPrint.com and similar names with alternate URL names, such as ..net, .de and .co.uk. Domain names generally are regulated by Internet regulatory bodies. If we are unable to use a domain name in a particular country, we would be forced to either purchase the domain name from the entity that owns or controls it, which we may not be able to do on commercially acceptable terms, or at all, incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Any of these results could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name VistaPrint in all of the countries in which we currently or intend to conduct business.

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

Between July 29, 2008, and September 11, 2008, a total of seven purported class action lawsuits were filed against VistaPrint USA, Inc., VistaPrint Corp. and/or VistaPrint Ltd., and two third party merchants, in U.S. Federal District Court in six different states, asserting substantially identical claims alleging that the defendants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our VistaPrint.com website. The plaintiffs allege, among other things, that after ordering products on our VistaPrint.com website they were enrolled in certain membership discount programs and that monthly subscription fees for the programs were subsequently charged directly to their credit or debit cards, in each case purportedly without their knowledge or authorization. The plaintiffs are seeking recovery of an unspecified amount of damages, including statutory and punitive damages, together with interest and legal costs, and are also seeking to prevent us and the merchants from engaging in similar practices in the future. The seven purported class action lawsuits have been transferred to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings.

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

For the three and nine months ended March 31, 2009 we derived approximately 5.3% of our total revenues from referral fees generated from all sources, as compared to 6.7% and 7.1%, respectively for the same periods in 2008. In each of those fiscal periods, the majority of the referral fee revenue was derived from membership discount programs. Over the next several fiscal years, we expect referral fee revenue to continue to decline as a percent of total revenues and possibly in absolute dollars. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period of time, including possibly to as low as zero. Actual referral fees, including membership discount programs, could generate more or less of our total revenues than we currently expect due to a variety of factors, including, among others, strategic operating decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

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

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches of our network could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain our customers’ credit card information for a limited time following a purchase of products for the purpose of issuing refunds. For customers purchasing certain subscription-based services from us, such as our website hosting service, we also retain credit card information for the purpose of undertaking recurring billing. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other related developments, among other factors, may result in a compromise or breach of our network or the technology used by us to protect our network and our customer transaction data including credit card information. Any such compromise of our network or our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

Our international tax structure is complex. VistaPrint Limited is organized in Bermuda and conducts business through operations within Bermuda. Bermuda does not currently impose income taxes on our operations. Various management services for VistaPrint Limited are provided to

VistaPrint Limited by employees of our United States subsidiary, who are based in the United States. We have endeavored to structure our business so that all of our non-Bermuda operations are carried out by our local subsidiaries and VistaPrint Limited’s business income is, in general, not subject to tax in these non-Bermuda jurisdictions, such as Jamaica, the United States, Canada, Spain, Switzerland or the Netherlands. VistaPrint Limited has filed tax returns on the basis that it is not engaged in business in these non-Bermuda jurisdictions. Many countries’ tax laws, including but not limited to United States tax law, do not clearly define activities that constitute being engaged in a business in that country. The tax authorities in these countries could contend that some or all of VistaPrint Limited’s income should be subject to income or other tax. If VistaPrint Limited’s income is taxed in jurisdictions other than Bermuda, such taxes will increase our effective tax rate and adversely affect our results of operations.

We are subject to changing tax laws, treaties and regulations in and between countries in which we and our subsidiaries operate or are resident, including, among others, treaties between the United States and other countries. These tax laws, treaties and regulations are highly complex and subject to interpretation. United States corporations are subject to United States federal income tax on the basis of their worldwide income. Non-U.S. corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, non-U.S. corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a United States corporation and that meet certain ownership, operational and other tests are treated as United States corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The amalgamation of our predecessor U.S. Corporation with VistaPrint Limited occurred in April 2002. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a non-U.S. corporation is treated as a United States corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to VistaPrint Limited, but there can be no assurance that the United States Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. Furthermore, at various times during the last few years there have been legislative proposals in the U.S. Congress which, if enacted into law, would retroactively change the March 4, 2003 AJCA measurement date to March 20, 2002. A successful challenge by the Internal Revenue Service, or a change of the March 4, 2003 date in the AJCA to an earlier date, could result in VistaPrint Limited being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our results of operations. Similarly, there have been other legislative proposals introduced in the United States Congress from time to time that seek to impose taxes and similar obligations and restrictions on foreign companies with operations in the United States, such as by classifying certain foreign corporations that are managed and controlled primarily in the United States as domestic corporations for U.S. tax purposes. We cannot predict whether these or other similar legislative proposals will become law. If any such legislative proposals become law and are deemed to apply to VistaPrint Limited, our effective tax rate could increase and our results of operations could be materially adversely affected.

Our intercompany arrangements may be challenged, resulting in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among VistaPrint Limited and its subsidiaries. These agreements establish transfer prices for printing, marketing, management, technology development and other services performed for VistaPrint Limited. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length. With the exception of our Dutch operations and planned change of domicile from Bermuda to the Netherlands, our transfer pricing procedures are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer pricings or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability to us, which would adversely affect our earnings.

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

Each “10% U.S. Shareholder” of a non-U.S. corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting shares of the non-U.S. corporation or more than 50% of the total value of all shares of the corporation on any day during the taxable year of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Internal Revenue Code, who owns at least 10% of the total combined voting power of all classes of shares entitled to vote of the non-U.S. corporation. For purposes of determining whether a corporation is a CFC, and therefore whether the more-than-50% and 10% ownership tests have been satisfied, shares owned include shares owned directly or indirectly through non-U.S. entities and shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. Based upon our existing share ownership, we do not believe we are a CFC.

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

On April 30, 2009, we announced that our Board of Directors approved a proposal to move the place of incorporation of the publicly-traded parent entity of the VistaPrint group of companies from Bermuda to the Netherlands (the “Change of Domicile”). The Change of Domicile is subject to approval by our shareholders and the Supreme Court of Bermuda, pursuant to the terms of a court sanctioned “scheme of arrangement” under Bermuda law. If approved by our shareholders and the Bermuda Supreme Court, and assuming all other conditions to completing the Change of Domicile are satisfied, following completion of the Change of Domicile the new Dutch company will become the publicly-traded parent company of the VistaPrint group of companies in place of VistaPrint Limited, which will become a wholly-owned subsidiary of the Dutch parent company.

The Dutch parent company will be subject to a variety of Dutch laws and regulations, including among others the Dutch civil code, corporate governance code and tax laws and regulations. These laws and regulations differ in material respects from laws generally applicable to Bermuda corporations, or U.S. corporations, and are likely to have a material impact on the risks related to our corporate structure described above. Among other differences, rights of our shareholders under Dutch law are likely to materially differ from their rights under Bermuda law. For example, which our current bye-laws permit our shareholders to remove our directors only for cause, Dutch law requires that shareholders have the right to remove directors with or without cause.

There is no guarantee that the Change in Domicile will be completed, or, if it is completed, that we will realize any benefits from the Change of Domicile and not suffer any adverse consequences. Full details of the proposed Change of Domicile, including a description of the Dutch laws and regulations that will apply to us and our shareholders if we successfully complete the Change of Domicile, will be provided to shareholders in a proxy statement expected to be filed with the SEC and mailed to shareholders in connection with the special meeting of shareholders. Our shareholders are urged to read the proxy statement when it becomes available because it will contain important information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) On September 29, 2005, our registration statement on Form S-1 (Registration No. 333-125470) was declared effective for our initial public offering, pursuant to which we offered and sold 11,518,320 common shares, of which 5,500,000 were sold by us and 6,018,320 were sold by certain of our shareholders, at an initial public offering price of $12.00 per share. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred additional, related expenses of approximately $1.6 million, resulting in proceeds, after expenses, to us of approximately $59.8 million.

As of March 31, 2009, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our production facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in short-term investment grade and government securities.

(c) On August 12, 2008, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased have been and will continue to be determined by our management based on its evaluation of market conditions and other factors. The share repurchase authorization expires on February 8, 2010, but may be suspended or discontinued by us at any time. During the second quarter of fiscal 2009, as part of the plan announced on August 12, 2008, an aggregate of 2,554,302 common shares were repurchased for $45.5 million, at an average of $17.82 per share. We did not make any common stock repurchases under our authorized plan during the three months ended March 31, 2009.

We also acquire common shares in satisfaction of employee tax withholding requirements in connection with the vesting of restricted shares. During the three months ended March 31, 2009 we withheld 19,211 shares at an average price per share of $22.18.

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

Date: May 5, 2009

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