Form 10-K/A
period 2008-06-30
VISTAPRINT LTD
filed 2009-06-12
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

The aggregate market value of the common shares held by non-affiliates of the registrant was approximately $1.8 billion based on the last reported sale price of the registrant’s common shares on the NASDAQ Global Select Market on December 31, 2007.

As of August 22, 2008, there were outstanding 44,405,794 of the registrant’s common shares, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has filed a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2008. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, 14 of Part III of the Annual Report on Form 10-K, as amended.

EXPLANATORY NOTE

This Amendment No. 2 to the VistaPrint Limited Annual Report on Form 10-K (“Amendment No. 2”) is being filed to further amend the Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission on August 29, 2008, as amended by Amendment No. 1 filed on October 8, 2008 (the “Amended Form 10-K”) solely to include revised Chief Executive Officer and Chief Financial Officer certifications in accordance with Item 601(b)(31) of Regulation S-K. All other information in the Amended Form 10-K remains unchanged. Our Amended Form 10-K, as further amended by this amendment, continues to speak as of August 29, 2008 (the filing date of the previously filed Annual Report on Form 10-K), and we have not updated the disclosure contained in the report to reflect any events that occurred following such date.

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

June 12, 2009	VISTAPRINT LIMITED

	By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane Robert S. Keane	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	June 12, 2009

/s/ Michael Giannetto Michael Giannetto	Chief Financial Officer (Principal financial and accounting officer)	June 12, 2009

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Director	June 12, 2009

/s/ Peter Gyenes Peter Gyenes	Director	June 12, 2009

/s/ George M. Overholser George M. Overholser	Director	June 12, 2009

/s/ Louis Page Louis Page	Director	June 12, 2009

Richard Riley	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Memorandum of Association of the Registrant

3.2(1)	Amended and Restated Bye-Laws of the Registrant

4.1(1)	Specimen certificate evidencing common shares

10.1(1)*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.2(1)*	Form of Nonqualified Share Option Agreement under 2000-2002 Share Incentive Plan

10.3(1)*	Form of Incentive Share Option Agreement under 2000-2002 Share Incentive Plan

10.4(1)*	2005 Non-Employee Directors’ Share Option Plan

10.5(2)*	Amendment to 2005 Non-Employee Directors’ Share Option Plan

10.6(3)*	Form of Nonqualified Share Option Agreement under 2005 Non-Employee Directors’ Share Option Plan, as amended

10.7(4)*	Amended and Restated 2005 Equity Incentive Plan

10.8(3)*	Form of Nonqualified Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.9(1)*	Form of Incentive Share Option Agreement under Amended and Restated 2005 Equity Incentive Plan

10.10(3)*	Form of Restricted Share Unit Agreement under Amended and Restated 2005 Equity Incentive Plan

10.11(5)*	Executive Officer FY 2009 Bonus Plan

10.12(2)*	Executive Officer FY 2008 Bonus Plan

10.13(1)*	Form of Executive Officer Indemnification Agreement

10.14(1)*	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of December 1, 2004

10.15(6)*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Robert S. Keane dated as of March 31, 2008

10.16(1)*	Form of Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Janet F. Holian, dated as of December 1, 2004

10.17(6)*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Janet F. Holian dated as of March 31, 2008

10.18(7)*	Executive Retention Agreement among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated as of January 3, 2007

10.19(6)*	Amendment No. 1 to Executive Retention Agreement by and among VistaPrint USA, Incorporated, the Registrant and Wendy Cebula dated as of March 31, 2008

10.20(8)*	Transition Agreement among VistaPrint USA, Incorporated, the Registrant and Anne S. Drapeau dated April 3, 2008

10.21(9)*	Transition Agreement among VistaPrint USA, Incorporated, the Registrant and Harpreet Grewal dated May 13, 2008

10.22(1)*	Form of Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Anne S. Drapeau, Harpreet Grewal, and Wendy Cebula

10.23(1)*	Form of Confidential Information and Non-Competition Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, and Wendy Cebula

10.24(2)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Harpreet Grewal

10.25(1)*	Non-Competition and Non-Solicitation Agreement between VistaPrint USA, Incorporated and Anne S. Drapeau

10.26(10)	First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005

10.27(12)*	Summary of Compensatory Arrangements with Executive Officers

10.28(12)*	Summary of Compensatory Arrangements with Non-Employee Directors

Exhibit No.	Description

10.29(1)	Third Amended and Restated Registration Rights Agreement dated as of August 30, 2004 by and among the Registrant and the other signatories thereto, as amended

10.30(1)	Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of November 1, 2004

10.31(11)	Lease dated October 4, 2006 between VistaPrint USA, Incorporated and Ledgemont Research Park Associates II L.P.

10.32(11)	Unconditional Guaranty dated October 4, 2006 by VistaPrint Limited.

10.33(1)	Credit Agreement between VistaPrint B.V. and ABN AMRO Bank N.V., as amended

21.1(12)	Subsidiaries of the Registrant

23.1(12)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-125470) and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed on August 28, 2007 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 filed on January 31, 2008 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2007 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 7, 2008 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 filed on April 30, 2008 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 filed on January 31, 2007 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 7, 2008 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 15, 2008 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 10, 2006 and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on August 29, 2008 and incorporated herein by reference.