Form 10-K
period 2009-06-30
VISTAPRINT N.V.
filed 2009-08-31
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51539

Vistaprint N.V.

(Exact Name of Registrant as Specified in Its Charter)

The Netherlands	98-0417483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Hudsonweg 8

5928 LW Venlo

The Netherlands

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 31-77-850-7700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Ordinary Shares, €0.01 par value	NASDAQ Global Select Market

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

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the common shares held by non-affiliates of the registrant was approximately $734 million based on the last reported sale price of the registrant’s common shares on the NASDAQ Global Market on December 31, 2008.

As of August 24, 2009, there were outstanding 42,995,926 common shares, par value $0.001 per share, of Vistaprint Limited.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2009. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Vistaprint N.V., a Dutch limited liability company (nammlooze vennootschap), as successor to Vistaprint Limited., a company incorporated under the laws of Bermuda. Pursuant to a scheme of arrangement under Bermuda law described in Part I, Item 1, “Business — Change of Domicile,” on August 31, 2009 all of the previously outstanding common shares of Vistaprint Limited were cancelled and each holder of cancelled Vistaprint Limited common shares received ordinary shares of Vistaprint N.V. As a result of the scheme of arrangement and share exchange transaction, Vistaprint Limited became a wholly-owned subsidiary of Vistaprint N.V. Pursuant to Rule 12g-3 under the Exchange Act, Vistaprint N.V. is filing this Annual Report on Form 10-K, which covers the last full fiscal year of Vistaprint Limited before the succession, as the successor issuer for reporting purposes under the Exchange Act. Item 8 “Financial Statements and Supplementary Data” include the consolidated balance sheets of Vistaprint Limited as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years ended June 30, 2009, 2008 and 2007. Certain disclosures relating specifically to Vistaprint N.V. are noted throughout this Annual Report on Form 10-K.

VISTAPRINT N.V.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2009

PART I

Item 1.	Business

This Annual Report on Form 10-K and the documents that we incorporate by reference in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management and information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “goal,” “should,” “likely” or similar expressions, indicate a forward-looking statement. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our expectations change. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors.”

Overview

We are a leading on-line provider of coordinated portfolios of customized marketing products and services to small businesses worldwide. We offer a broad spectrum of complementary products and services ranging from printed business cards, brochures and post cards to apparel, invitations and announcements, holiday cards, calendars, creative design services, copywriting services, direct mail services, promotional gifts, signage, website design and hosting services and email marketing services. While we focus primarily on small business marketing products and services, consumers also purchase many of our products, such as invitations and announcements, greeting cards, and calendars.

We offer compelling value to our customers through innovative technology, a broad selection of customized products and services, low pricing and personalized customer service. While we offer a broad selection of designs and formats, we seek to reduce manufacturing complexity and costs by using limited characteristics that can be reconfigured and combined. This reduces our costs versus comparable marketing products and services produced using traditional methods. This approach has allowed us to successfully penetrate the large, fragmented and geographically dispersed small business and consumer markets.

We have standardized, automated and integrated the design and production process, from design conceptualization to product shipment and service delivery. Customers can use our proprietary design software to easily create and order full-color, personalized, professional-looking marketing products and services, without any prior design training or experience. Customers have access to over 70,000 graphic designs, design templates, photographs and illustrations as well as logo design services and content suggestions. We are also able to automatically match and adapt graphic content from one product format to another, which allows us to generate and display complementary products and services.

Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as three days from design to delivery. In addition, our support staff is available to provide design and copy writing assistance to English and German-speaking customers. During the fiscal year ended June 30, 2009, our customers placed an average of over 41,000 customized orders per day.

Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $515.8 million for the fiscal year ended June 30, 2009. All of our revenue growth has been organic.

Market and Industry Background

The Marketplace for Small Business Marketing Products and Services

We focus on providing marketing products and services for the small business market, generally businesses or organizations with fewer than 10 employees, and often with fewer than 5 employees. We believe that there are approximately 50 million small businesses with fewer than 10 employees in the United States, Canada, and the European Union and that these small businesses undergo frequent changes with many forming and dissolving each year, creating a large market for business identity products and services in addition to marketing products and services. We also believe that, in response to the growth of the Internet and the emergence of digital production technologies, small businesses are shifting from traditional small business suppliers of customized marketing products and media toward on-line alternatives.

In the past, a business seeking customized marketing products and services could either hire a designer to develop and coordinate the production of marketing materials or produce printed materials themselves using desktop software and an inkjet or laser printer. A designer can produce a professionally coordinated portfolio of marketing products and services, but this is a significantly more costly and time-consuming alternative, whereas traditional self-service typically produces less sophisticated and lower quality output. We believe that neither alternative is convenient or cost-effective for small businesses, which typically lack the resources or skills to generate satisfactory results using either approach.

Online commerce provides significant advantages and opportunities to small business customers seeking customized marketing products and services at affordable prices. These customers do not typically require the large quantities that are traditionally required to achieve low per-unit pricing and do not maintain dedicated procurement departments to negotiate pricing effectively. We believe the high price, inconvenience and complexity of traditionally procuring customized marketing products and services have historically dissuaded small business customers from purchasing these products and services. We believe that the highly fragmented, geographically dispersed nature of the small business market is ideally suited for Internet-based procurement, as the Internet provides a standardized interface through web browsers, availability seven days a week, 24 hours a day, the ability to offer a wide selection of products and services, and the opportunity to efficiently aggregate individual orders into larger and more efficient production units.

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

The Marketplace for Customized Products and Services for the Home and Family

While we focus primarily on small business marketing products and services, many of our product formats are also purchased by consumers seeking customized announcements, greeting cards, calendars, stationery, and personalized gifts. In the past, many such products were supplied by an industry comprised of print manufacturing wholesalers and local retailers, such as stationery stores. Compared with today’s Internet-based alternatives, the traditional offer was relatively limited, prices were significantly higher, and delivery often required longer lead times. Graphic designs were limited and it was rarely possible to incorporate full color photography into the design.

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

Advanced Proprietary Technology

We rely on our advanced proprietary technology to market to, attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and aggregate and simultaneously produce multiple orders from all over the world. Our design creation technologies enable customers, by themselves or together with the assistance of our design support staff, to design and create high quality marketing materials from their home or office. Our pre-production and production technologies efficiently process and aggregate customer orders, prepare orders for high-quality production and manage production, addressing and shipment of these orders. We use our marketing technologies to test changes to our websites and new product offers in order to enhance our offerings and customer value proposition. In addition, we automatically generate and display additional products incorporating the customer’s initial design, facilitating the cross-sale of related products and services.

High-Volume, Standardized and Scalable Processes

Our high-volume, standardized, scalable design and production processes are driven by sophisticated proprietary software. Our Internet-based architecture makes our applications scalable and offers our customers fast system responsiveness when they are editing their designs.

Advanced Print Technologies

Our pre-press and print production technologies for aggregating print jobs are designed to readily scale as the number of print orders received per day increases. As more individual print jobs are received, similar jobs can be aggregated and moved to the printing system more efficiently, thereby optimizing the use of the printing equipment and increasing overall system throughput. Our proprietary workflow and production management software allows us to deliver final products to customers in as few as three days. We believe that our strategy of seeking to automate and systematize our service and product production systems enables us to reach and serve small-scale customers more effectively than our competitors.

Low Cost, High Quality Production

With the improvements we have made in automating the design and production process, we can produce and ship an order the same day we send it to production, which results in minimal inventory levels and reduced working capital requirements. We can also produce complementary custom products in a timely fashion, allowing us to produce and deliver multi-part orders quickly and efficiently. This allows us to produce high-quality, low-priced products at high margins even though our average order values are low by traditional standards.

Customer Service

We offer English and German-speaking customers telephone-based customer service to provide a service-rich experience founded on interaction with highly trained customer service representatives and design service providers. We expect to expand the number of languages in which we offer telephone-based customer service over the coming years. In addition, we offer e-mail support for customers on our websites in Dutch, English, French, German, Italian, Japanese, and Spanish.

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

Strategic Partnerships

We have entered into a variety of strategic partnerships that facilitate access to key markets that we would not be able to reach through direct marketing channels. We focus on cultivating opportunities of strategic importance in the small business services and office supplies markets.

International Reach

We have built our service to scale worldwide and serve customers in more than 120 countries. In the year ended June 30, 2009, we generated 39% of our revenues from websites that are targeted at countries other than the United States. We have a European headquarters and marketing office in Barcelona, Spain and European production facilities in Venlo, the Netherlands, which supplies marketing products to Europe and the Asia-Pacific region. We have 19 localized websites serving European countries. We operate localized websites for Japan, New Zealand, and Australia, which we manage from our Lexington, Massachusetts, USA office. Our localization and language map content management system software facilitates our entry into new markets and allows us to make changes to all of our localized websites with the same software and relatively simple, standardized and low-cost procedures.

Value for Customers

We provide our customers with the following benefits:

Low Prices and Small Quantities

We sell custom designed and manufactured products and services in quantities that are appropriate for small businesses, which can often be as few as a single unit. At the same time, our high volume, highly automated production facilities produce small quantity orders at low cost, allowing us to sell at low prices.

Portfolios of Coordinated Marketing Products and Services

Our proprietary, web-based design software uses algorithms to easily and automatically create high quality, personalized, professional looking designs from over 70,000 high quality photographic and illustration stock images, thousands of layouts and templates, dozens of fonts and dozens of color schemes. Customers can also easily incorporate their own uploaded photographs, logos or complete designs. Once a design is complete, we offer our customers a range of matching products and related services, including signage, websites and email marketing, business identity, direct mail services, apparel and promotional gifts.

Wide Range of Graphic Design Options

Most customers use our web browser-based design and editing software to create personalized materials. In addition, customers are able to upload their own designs to our system. Customers who want us to perform some or all of the design work can contact our design service representatives, who will provide custom designs.

Broad Range of Products and Services

We offer a broad spectrum of products and services for the business and consumer markets, including:

Paper based	Non-paper based	Electronic and Marketing Services
• brochures	• banners	• caricature content
• business cards	• car door magnets	• copy writing services
• data sheets	• decals	• email marketing services
• desk and wall calendars	• hats	• graphic design and
• envelopes	• key chains	copywriting services
• folded cards	• lawn signs	• logo design
• flyers	• pens	• mailing services
• holiday cards	• refrigerator magnets	• website design and hosting
• invitations and announcements	• rubber stamps
• letterhead	• t-shirts
• note cards and note pads	• tote bags
• presentation folders	• mouse pads
• return address labels standard and oversized postcards sticky notes

High Quality Production

We use one of the highest quality commercial printing processes in the market. For our longer run print jobs, we typically use 40-inch commercial offset presses that normally are used for conventional long run, high quality print jobs, such as high end consumer goods packaging, in which typical quantities run into the thousands or more. For our shorter run print jobs, we typically employ commercial digital printing equipment. For a number of our non-paper-based products, such as hats, t-shirts, self-inking stamps, and pens, we have acquired a wide range of advanced digital production equipment and configured these machines in dedicated production cells that are customized for the particular application. In addition, we have developed proprietary production methods to improve our efficiency and the quality of our products. Our quality assurance systems employ principles of world-class manufacturing designed to ensure that we consistently deliver high-quality products.

Fast Design to Delivery Turnaround

We design, produce, process and deliver multiple high-quality, customized orders in as little as three days.

Do It Yourself Service and Assisted Service

Our easy to use on-line tools and design software allow customers to create their own marketing products. English and German-speaking customers can also call our creative services toll-free telephone numbers and purchase design and copyright services from our trained graphic designers and copywriters.

Lowest Price and Satisfaction Guarantees

We demonstrate our confidence in the quality and pricing of our products by offering an unconditional lowest price guarantee on many of our products and an unconditional guarantee of customer satisfaction.

Our Growth Strategy

Our long-term goal is to continue to grow profitably and become the leading online provider of small business marketing solutions. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to address marketing services demand by making available to our customers cost-effective solutions to grow their businesses. In order to accomplish this objective, we intend to execute on the following:

Provide “All Things Marketing” for Small Business

We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During fiscal year 2009, we added email marketing services, banners, key chains, mouse pads, tote bags, and other offerings. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking different products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer support and design services, and our value proposition, we intend to increase the number of products purchased by each customer.

Expand Global Reach

For the fiscal year ended June 30, 2009, revenue generated from non-United States websites accounted for approximately 39% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened an office in Barcelona, Spain in January 2007 to focus on the implementation of our European growth initiatives. Our North American operations in Lexington, Massachusetts and our European operations in Barcelona, Spain, support our global growth opportunities. We also serve Australia, New Zealand and Japan from these locations. We intend to continue expansion of our global marketing efforts and customer service capabilities. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

Home & Family

Although we expect to maintain our primary focus on the small business market, we believe that our customer support, sales and design services, and low costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market and we believe that the economies of scale provided by our large print order volumes and integrated design and production facilities will enable us to profitably grow our consumer business.

Strategic Partnerships

We have entered into a variety of strategic partnerships that facilitate access to customers that we would not be able to reach through direct marketing channels. We focus on cultivating opportunities with strategic importance in the small business marketplace and seek to partner with companies that have large numbers of well established small business customer relationships. We have developed online and offline tools that allow our strategic partners to deliver our custom products and services in ways that complement their existing customer relationships and capabilities. We have also developed a scalable wholesale capability to address the market of customers who choose to order customized products and services through retail environments such as office superstores, or small print and copy storefronts. In April 2009, we announced a multi-year strategic alliance with FedEx Office, whereby FedEx customers will be able to design, order and print customized products either online or in any of 1,600 FedEx Office Print & Ship Centers in the United States.

Extend Technology Leadership

We believe that technological innovation and the investment we have made in our technology development efforts have been among the principal drivers of our success to date. We have developed extensive amounts of proprietary software and manufacturing capabilities. We hold 25 United States patents, 4 patents in other countries and have more than 50 patent applications pending in the United States and other countries. We believe that the quality of our technology gives us an advantage over our competitors and we intend to continue developing our proprietary technology to maintain that advantage. We intend to continue to invest in enhancing and refining our existing technologies, creating new technologies, and protecting our proprietary rights. We believe that this investment in technology development will drive further expansion of our service and product offerings, improve the customer’s experience in designing and ordering products and services from us, and improve efficiencies in our production of products and delivery of services.

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

Our Internet-based website design and layout tool enables customers with no experience in creating websites to quickly design and publish a website. The interface provides customers with the ability to update their content in a simple editing environment that closely mimics what the website will look like when published. Some of the features that customers can add to their website using this tool include images, maps, credit-card payment processing, downloadable files and contact forms. Customers looking to improve their ranking among search engines can modify their content and search keywords through a simple interface. Customers can change their website design on-the-fly and can choose from hundreds of different templates categorized by industry and style. In addition, we offer a platform for customers to self-manage e-mail marketing solutions for their business.

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

Our VistaBridge technology allows us to efficiently store, process and aggregate tens of thousands of Internet orders every day. The system automates the workflow into our high-volume production facilities by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single production run or set of homogenous production runs. The technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. In our fiscal year ended June 30, 2009 we averaged in excess of 41,000 orders per day and orders often contain multiple customized items, which can result in more than 100,000 individual stored items awaiting production. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type and format of raw material, color versus black and white, single or double-sided print, delivery date, shipping location, type of production system being used and type of product. For printed products, the VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.

Viper is our workflow and production management software for tracking and managing our worldwide production facilities on a networked basis. Viper monitors and manages bar-code driven production batch and order management, pick and pack operations, and addressing and shipping of orders.

Marketing Technologies

Split Run Testing technology assigns our website visitors to test and control groups. Depending on the test group to which a visitor is assigned, he or she can be shown slightly different versions of our website. This technology permits us to evaluate changes to our websites on a relatively small but still statistically significant test group prior to general release. We then use analytics software to correlate the changes on the site with the visitor’s browsing and purchasing behavior and to compare our profitability for a given pair of test and control groups. Our testing engine allows us to run hundreds of these tests simultaneously on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and roll-out the most promising and profitable ideas and promotions to maximize our customer value proposition.

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

Technology Development

We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. As of June 30, 2009, more than 300 of our employees were engaged in technology development. Our technology and development expenses were $60.9 million, $44.8 million, and $27.2 million in the years ended June 30, 2009, 2008, and 2007, respectively.

We have designed our infrastructure and technologies to accommodate future growth. We have designed our website technologies to scale to accommodate future growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness when editing document designs. Our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the production equipment and increasing overall system throughput.

Our customer-facing systems infrastructure, web and database servers are hosted in Bermuda and we maintain data centers for backend server operations in our Dutch and Canadian facilities. Our site systems are operated 24 hours a day, seven days a week. We believe our IT solution is highly scalable, requiring only the addition of relatively inexpensive servers and processors.

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

The Customer Design and Purchase Experience

We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Those customers in English and German-speaking markets who have started the design process but find that they require some guidance or design help can, with the assistance of our customer sales and support personnel, obtain real time design or ordering assistance. We also offer email support to customers in Dutch, English, French, German, Italian, Japanese, and Spanish. Those customers who would like us to prepare designs can call our creative services group and after an initial conversation, quickly receive custom design and copy options.

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

Design, Sales and Service Customer Experience

We are committed to providing high levels of customer service and support. We offer e-mail support for customers on most of our localized websites. We augment our e-mail support and our online tools with knowledgeable, English and German-speaking, trained service, sales and design support staff.

Our English-language customer support, sales and design center is located in Montego Bay, Jamaica and our German-language support is in Venlo, the Netherlands. These were staffed by over 350 customer service and design employees as of June 30, 2009. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, we believe our agents and designers provide a high quality customer service experience.

Customers that do not want to design themselves or to design online in real-time cooperation with our sales and design personnel can instead call our design services hotline toll-free and purchase design services. Our agents are trained to be proficient in the use of our design software tools. Thanks to our proprietary design tools and low-cost, high- volume service operations, our cost, design time and revision turn around are significantly less than typically available from traditional graphic designers.

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

The Manufacturing and Delivery Process

As orders are received, we automatically route production jobs, often aggregated by our VistaBridge technology, to the type and location of production system that is most appropriate and cost efficient for the type of product ordered. Printed products ordered in larger quantities, such as business cards, postcards, letterhead and the like, are typically produced using a single pass on state of the art automated, high-volume, offset, professional quality printing presses. Products produced in smaller quantities or using special materials, such as holiday cards, apparel, signage, invitations, return address labels, and magnets, are typically produced on digital equipment. In most cases, individual orders from multiple customers are aggregated to create larger jobs, allowing multiple orders to be simultaneously produced.

Our proprietary Viper software and sophisticated automation solutions combined with software from our suppliers allow us to integrate and automate the manufacturing process. This includes:

•	the pre-press process, during which digital files are transferred directly from our computer servers to the manufacturing system at the appropriate production facility;

•	automatic plate loading systems that eliminate all manual steps of offset printing other than a quick ‘toaster like’ insertion and removal of plates;

•	automatic ink key setting whereby ink fountain keys, which control color application, are set automatically from an analysis of the pixelized data used to image plates; and

•	automated color management, which adjusts digital images prior to printing, assuring that colors match when processed across different printing presses and substrates.

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

We utilize a wide variety of raw materials in the manufacturing process for our products, for example various types of paper stock, printing plates, apparel, hats, pens, rubber stamp casings and packing boxes.

Sales and Marketing

We employ sophisticated direct marketing technologies and management practices to acquire our customers using the Internet, e-mail, and traditional direct marketing mailings. Through channels such as our own permission-based outbound emails and direct URL type-in, we are able to secure orders at relatively low cost. In addition, many of the products that we offer our customers contain the Vistaprint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. As such, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising.

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

We place advertisements on the websites of companies such as eBay and Amazon, contract for targeted e-mail marketing services from vendors such as MyPoints, and contract for placement on leading search engines such as Google and Yahoo!. We maintain affiliate programs with companies such as UPromise under which we permit program members to include hyperlinks to our websites on their sites and in promotional materials and we pay program members for sales generated through those links.

We have entered into a variety of strategic partnerships that facilitate access to customers that would be difficult to reach through traditional direct marketing channels. We focus on cultivating opportunities with strategic importance in the small business marketplace and seek to partner with companies that have large numbers of well established small business customer relationships.

For example, we have developed a scalable capability to address the market of customers who choose to order customized products and services through retail and on-line properties of office superstores, retailers and copy storefronts, through strategic partnerships with third parties, including OfficeMax, Office Depot and FedEx Office. We have also entered into strategic partnerships with online and software vendors to small businesses, such as Intuit. We believe we are positioned to develop even broader and deeper relationships in these markets.

In addition, we create co-branded versions of our websites and web landing pages for companies in a variety of industries, such as franchised organizations seeking brand consistency. In general, these arrangements involve payment of a commission or revenue share to these companies for sales of our products and services generated through these websites and web pages.

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

We currently hold 25 issued United States patents and 4 patents in other countries. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2016 and April 2027. In addition, we currently have more than 50 patent applications pending in the United States and other countries and we intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is justified, appropriate, and cost efficient. Our issued patents relate generally to our automated process for receiving, processing, aggregating and producing multiple individual print jobs and to automated processes for facilitating document creation at a client system.

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

Our ability to enforce our patents, copyrights, trademarks, and other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be and have been subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to use or provide a particular service or technology or sell a particular product or family of products, due to an injunction, or we may have to pay material amounts of damages, which could in turn negatively affect our results of operations. Even if we are successful in our initial litigation efforts, rulings in our favor may be overturned in the future in a court of appeals. Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

Our primary brand is “Vistaprint.” We hold trademark registrations for the Vistaprint trademark in 17 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada, Australia and Japan.

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

Competition

The markets for both customized marketing products and services for small businesses and custom consumer products are large, evolving and highly competitive. We compete on the basis of breadth of product offerings, price, convenience, quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high quality design, production and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	traditional storefront printing and graphic design companies;

•

office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets such as Staples, UPS Stores, Office Depot, Costco, CVS, Schleker, Walgreens, Carrefour and Wal-Mart;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow;

•

other online printing and graphic design companies. We are aware of many online print shops that provide printed products and services similar to ours, such as Overnight Prints, 123Print, Moo.com and UPrinting for small business marketing products and services; TinyPrints, Invitation Consultants and Fine Stationery for invitations and announcements; and Shutterfly, Snapfish, and Kodak for photo products;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	other email marketing services companies such as Constant Contact and iContact;

•	other website design and hosting companies such as United Internet, Web.com and Network Solutions;

•	other suppliers of custom apparel, promotional products and customized gifts, such as Zazzle, Café Press and Customization Mall;

•	online photo product companies, such as Kodak Gallery, Snapfish by HP, Shutterfly and Photobox; and

•	other internet firms, such as Google (Picasa), Yahoo (Flickr), Amazon, Facebook, MySpace, the Knot and many smaller firms.

As we expand our geographic reach, product and service portfolio and customer base, our competition increases. Our geographic expansion creates competition with competitors with a multi-national presence and experienced local vendors. New product offerings such as websites, email marketing, apparel and photo products result in new competition as a result of us entering those markets. We encounter competition from large retailers offering a wide breadth of products and highly focused companies concentrated on a subset of our customers or product offerings.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may enter into strategic alliances to provide graphic design and production services with larger, more established and well-financed companies, potentially at more favorable terms than we could obtain. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products and services that may compete with the products and services that we market. New technologies and the expansion of existing technologies, such as local search, e-mails, electronic files and social media which may serve as substitutes for our products and services, may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures facing us could harm our business and prospects.

Business Segment and Geographic Information

We operate in one business segment: offering small businesses and consumers a broad range of brand identity and promotional products, customized products, marketing services and electronic solutions. For the years ended June 30, 2009, 2008 and 2007, approximately 39%, 38%, and 32%, respectively, of our total revenues were derived from our non-United States websites. No single country other than the United States accounted for 10% or more of revenues in any of the years ended June 30, 2009, 2008 and 2007. For more segment and geographic information, see our consolidated financial statements and selected consolidated financial data included in this Annual Report on Form 10-K, including Note 10 to such consolidated financial statements.

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

Employees

As of June 30, 2009, we had 1,735 full-time employees, of which 503 were employed in Lexington, Massachusetts, United States; 279 in Venlo, the Netherlands; 458 in Windsor, Ontario, Canada; 103 in Barcelona, Spain, 16 in Winterthur, Switzerland, and 376 in Montego Bay, Jamaica. In addition, as of June 30, 2009, we also employed approximately 99 temporary employees at our manufacturing facilities. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, we are required to provide 272 of our employees in our Venlo facility with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and employees in our Barcelona office compensation and benefits equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are good.

Change of Domicile

On April 30, 2009, we announced that our Board of Directors approved a proposal to effectively move the place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (nammlooze vennootschap) under the laws of Netherlands on June 5, 2009 and as a wholly-owned subsidiary of Vistaprint Limited. Subsequent to the fiscal year ended June 30, 2009, at a special court-ordered meeting of common shareholders held on August 6, 2009, the common shareholders of Vistaprint Limited approved a scheme of arrangement under Bermuda law. On August 31, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, each common share of Vistaprint Limited outstanding immediately before the transaction was effected was exchanged for one outstanding ordinary share of Vistaprint N.V.

As a result of the scheme of arrangement and the share exchange transaction, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly-owned subsidiary of Vistaprint N.V. In connection with consummation of the scheme of arrangement, Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards.

Vistaprint N.V.’s ordinary shares are registered under the Securities Exchange Act and Vistaprint N.V. is subject to the same reporting requirements under the Securities Exchange Act to which Vistaprint Limited was previously subject. Vistaprint N.V.’s ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol “VPRT”, the same exchange and the same symbol under which the Vistaprint Limited common shares are currently listed.

We refer to the foregoing transactions together with the steps of the scheme of arrangement as the “Change of Domicile.”

Our Corporate Information

Vistaprint N.V. was incorporated under the laws of the Netherlands on June 5, 2009 as a wholly-owned subsidiary of Vistaprint Limited. As a result of the Change of Domicile, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint N.V. became the publicly traded parent company of Vistaprint Limited. Vistaprint Limited, the immediate predecessor corporation to Vistaprint N.V. was incorporated under the laws of Bermuda in April 2002. Vistaprint Corporation, the immediate predecessor to Vistaprint Limited, was incorporated in Delaware in January 2000 and was amalgamated with Vistaprint Limited on April 29, 2002. Vistaprint.com S.A., the predecessor to Vistaprint Corporation, was incorporated in France in 1995 and was merged into Vistaprint Corporation in January 2002.

We maintain a registered office in the Netherlands at Hudsonweg 8, 5928 LW Venlo, the Netherlands. Our telephone number in the Netherlands is +31-77-850-7700.

Available Information

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the Commission, Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the Commission. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the Commission maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Vistaprint N.V, that file electronically with the Commission. The address of this website is http://www.sec.gov. We make available, free of charge through our United States website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Commission. The address of our United States’ website is www.vistaprint.com. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, telesales, and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also promote our products and special offers through e-mail, telesales and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced and our business and results of operations would be harmed.

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

The online market for small business marketing products and services is less developed than the online market for other business and consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	concerns about buying graphic design services and marketing products without face-to-face interaction with sales personnel;

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.

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

As a result of seasonal fluctuations in our sales, our quarterly results may fluctuate and could be below expectations.

Our business has become increasingly seasonal in recent years due to increased sales of products targeted to the consumer marketplace, such as holiday cards, calendars and personalized gifts. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season in North America and Europe and has become our strongest quarter for sales of our consumer-oriented products. In the fiscal year ended June 30, 2009, sales during our second fiscal quarter accounted for more of our revenue and earnings than any other quarter, and we believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we expect to incur significant additional expenses each year in the period leading up to and including that quarter, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased marketing activities. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or more difficult to access or may prevent us from efficiently fulfilling orders, any of which could reduce the volume of products we sell. Further, if we experience lower than expected sales during the second quarter it would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In the future, our seasonal sales patterns may become more pronounced or may change to the extent we introduce additional products and services targeted to the consumer marketplace, including products and services that may be unrelated to the second quarter holiday period. If we are unable to accurately forecast and respond to seasonality in our business caused by demand for our consumer-oriented products, our business and results of operations may be materially harmed.

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

Our quarterly financial results will often fluctuate which may lead to volatility in our share price.

Our future revenues and operating results will often vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly revenue and operating results to fluctuate include, among others:

•	seasonality-driven or other variations in the demand for our services and products;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward lower gross margin products;

•	investment decisions by management made in relation to our performance against targeted earnings per share levels;

•	our ability to manage our production and fulfillment operations;

•	currency fluctuations, which affect not only our revenues but also our costs;

•	the costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to our awarding of share-based compensation;

•	costs and charges resulting from litigation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

In addition, management investment decisions may lead to fluctuations in our quarterly financial results. We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases and personnel costs, are relatively fixed. We may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Based on the factors cited above, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common shares will likely fall.

The markets for customized marketing products and services for small businesses and custom consumer products are intensely competitive and we may be unsuccessful in competing against current and future competitors, which could result in price reductions and/or decreased demand for our products.

The markets for small business marketing products and services and consumer custom products, including the printing and graphic design market, are intensely competitive, with many existing and potential competitors, and we expect competition for online small business marketing and consumer custom products and services to increase in the future. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. The markets for small business marketing products and services and for consumer custom products traditionally are highly fragmented and geographically dispersed. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce those products and deliver those services more efficiently and reach a broader purchasing public. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•

office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets such as Staples, UPS Stores, Office Depot, Costco, CVS, Schleker, Walgreens, Carrefour and Wal-Mart;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow;

•

other online printing and graphic design companies. We are aware of many online print shops that provide printed products and services similar to ours, such as Overnight Prints, 123Print, Moo.com and UPrinting for small business marketing products and services; TinyPrints, Invitation Consultants and Fine Stationery for invitations and announcements; and Shutterfly, Snapfish, and Kodak for photo products;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	other email marketing services companies such as Constant Contact and iContact;

•	other website design and hosting companies such as United Internet, Web.com and Network Solutions;

•	other suppliers of custom apparel, promotional products and customized gifts, such as Zazzle, Café Press and Customization Mall;

•	online photo product companies, such as Kodak Gallery, Snapfish by HP, Shutterfly and Photobox; and

•	other internet firms, such as Google (Picasa), Yahoo (Flickr), Amazon, Facebook, MySpace, the Knot and many smaller firms.

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

Some of our competitors who either already have an online presence or are seeking to establish an online presence may be able to devote substantially more resources to website and systems development than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with online competitors as use of the Internet and other online services increases. Competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and results of operations.

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

Demand for our products and services is sensitive to price. Changes in our pricing strategies have had, and are likely to continue to have, a significant impact on our revenues and results of operations. We offer certain free products and services as a means of attracting customers and we offer substantial pricing discounts as a means of encouraging repeat purchases. Such free offers and discounts may not result in an increase in revenues or the optimization of profits. In addition, many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, our business and results of operations will suffer.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google and Yahoo! Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by companies and other entities in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic, which, in turn, could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline and our business may suffer. The cost of purchased search listing advertising could increase as demand for these channels continues to grow quickly, and further increases could have negative effects on our ability to maintain or increase profitability. In addition, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. European courts have, in certain cases, upheld the rights of trademark owners to prevent such practices in certain European jurisdictions. However, U.S. courts generally have not sided with the trademark owners in cases involving U.S. search engines, and Google has refused to prevent companies from purchasing the trademark “Vistaprint” in the U.S. As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “Vistaprint” on U.S. search engines.

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

Some of our Internet protocol addresses currently are listed with one or more blacklisting entities despite our belief that our commercial e-mail solicitations comply with all applicable laws. In the future, our other Internet protocol addresses may also be listed with one or more blacklisting entities. We may not be successful in convincing the blacklisting entities to remove us from their lists. Although the blacklisting we have experienced in the past has not had a significant impact on our ability to operate our websites, send commercial e-mail solicitations, or manage or operate our corporate email accounts, it has, from time to time, interfered with our ability to send operational e-mails—such as password reminders, invoices and electronically delivered products—to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.

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

Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our websites, particularly during promotional campaign periods and in the seasonal peak in demand that we experience in our second fiscal quarter. As our operations grow in size and scope, we will need to improve and upgrade our computer systems and network infrastructure to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our revenues will increase.

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

If we are unable to retain security authentication certificates, which are supplied by third party providers over which we exercise little or no control, our business could be harmed.

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

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products and services. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue expansion of our marketing efforts and customer service both inside and outside of North America and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our President and Chief Executive Officer, Janet Holian, our President of Vistaprint Europe, Wendy Cebula, our President of Vistaprint North America and Michael Giannetto, our Chief Financial Officer. None of these executives are a party to an employment agreement with Vistaprint, and therefore may cease their employment with us at any time with no advance notice. The loss of one or more of these or other key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to over 1,700 full-time employees and approximately 100 temporary employees as of June 30, 2009. As of June 30, 2009, we have facilities and offices in Bermuda, the United States, the Netherlands, Spain, Jamaica, Switzerland, and Canada. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.

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

We operate production facilities in Venlo, the Netherlands and Windsor, Ontario, Canada, a customer support, sales and service, and graphic design center in Montego Bay, Jamaica, website operations in Devonshire, Bermuda, our European headquarters and marketing office in Barcelona, Spain, a technology development facility in Winterthur, Switzerland, technology development, marketing, finance and administrative operations in Lexington, Massachusetts, United States, and, effective as of July 2009, our headquarters in Paris, France, which includes the office of our President and CEO and our corporate strategy group. We have localized websites to serve many markets internationally. For the fiscal year ended June 30, 2009, we derived 39% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

•	fluctuations in currency exchange rates that may increase the United States dollar cost of, or reduce United States dollar revenue from, operations outside of the USA;

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	interpretation of complex tax laws, treaties and regulations that could expose us to unanticipated taxes on our income and increase our effective tax rate;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

Most if not all of the markets in which we operate are currently in an economic recession that we believe has had and will continue to have a negative impact on our business. Likewise the world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the overall demand for our products and services and our ability to achieve targeted financial results, as well as our overall financial results from operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and recession in Europe, the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business.

For the fiscal year ended June 30, 2009, we derived 61% of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

The United States also imposes protectionist measures, such as customs duties and tariffs, that limit free trade. Some of these measures may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. If the United States were to impose further border controls and restrictions, interpret or apply regulations in a manner unfavorable to the importation of products from outside of the U.S., impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada and other countries to the United States, we may have greater difficulty shipping products into the United States or be foreclosed from doing so, experience shipping delays, or incur increased costs and expenses, all of which would substantially impair our ability to serve the United States market and harm our business and results of operations.

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

As of June 30, 2009, we held 25 issued United States patents, 4 patents in other countries and we had more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue, and in June, 2009, the panel issued a written opinion stating the basis for its decision. Vistaprint has appealed the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “Vistaprint.” We hold trademark registrations for the Vistaprint trademark in the United States, the European Union, Canada, Japan and various other jurisdictions. Our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names, such as Microsoft Corporation’s decision to name one of its operating systems “Vista.” There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Vistaprint or our other trademarks, and we may institute such claims against other parties. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

We recently were sued for patent infringement in two unrelated Federal District Court cases in Texas. In June 2009, Vistaprint Limited, our wholly-owned subsidiary, and VistaPrint USA, Incorporated, a wholly-owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or VistaPrint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the defendants are infringing three U.S. Patents, two of which relate to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database and the third of which relates to the use of session identifiers in connection with requests transmitted through a network between a client and a server.

In July 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC, also in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing a U.S. patent relating to systems and methods for processing electronic files stored in a page description language format, such as PDF. In each of these two lawsuits, the plaintiff is seeking a declaration that the patents at issue are valid and enforceable, a declaration that the defendants infringe, the entry of a preliminary and permanent injunction, and damages.

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts from growing our business. Potential adversaries may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations or may prevent or delay our acquisition by a third party. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay damages and attorney’s fees. Additionally, if we are found to have willfully infringed a third party’s patent, we may be liable for treble damages and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies important to the operation of our business would be restricted by a court order.

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

For instance, in May 2007, Vistaprint Technologies Limited, a wholly-owned subsidiary of Vistaprint Limited, initiated litigation in the United States District Court for the District of Minnesota alleging infringement by 123Print, Inc. and Drawing Board (US), Inc. of certain U.S. patents owned by Vistaprint Technologies Limited, and subsequently expanded the lawsuit to include Taylor Strategic Accounts, Inc., a related party to 123Print, Inc. and Drawing Board (US), Inc., as an additional defendant. The defendants denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents. This litigation is currently stayed pending resolution of Vistaprint Technologies Limited’s requests for reexamination of the patents-in-suit before the U.S. Patent Office.

In July 2006, Vistaprint Technologies Limited filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants of one of our European patents. In response to Vistaprint Technologies Limited’s infringement claim, unitedprint.com AG filed a patent nullification action against us in June 2007 in German Patent Court in relation to the same European patent at issue in our infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of our requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007, and was not appealed by the defendants. However, on November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009 and, on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court.

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

We do not collect or have imposed upon us sales or other taxes related to the products and services we sell, except for certain corporate level taxes and value added and similar taxes in certain jurisdictions. However, one or more jurisdictions or countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more governments, including any country in which we do business or sub-federal authorities such as states in the United States, that we should be, or should have been, collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

Currently, decisions of the United States Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet in the United States. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions and could seek to impose sales tax collection obligations on us even though we are engaged in online commerce and have no physical presence in those jurisdictions. A number of states in the United States, as well as the United States Congress, have been considering or have adopted various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. A number of states, including New York, have introduced or enacted laws that create a presumption of sales tax nexus on out-of-state internet retailers that have certain commission-based advertising arrangements with in-state marketing affiliates. In January 2009, a complaint filed by Amazon.com in New York state court challenging the New York law on various constitutional grounds was dismissed by the court.

If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were adopted to address the Supreme Court’s constitutional concerns and result in a reversal or modification of its current position, we could be required to collect sales and use taxes from purchasers in the United States. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenue. In addition, a substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that would be adverse to our business.

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

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, racist, scandalous, obscene, or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives or one or more jurisdictions where Vistaprint operates. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines or monetary damages.

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

During each of the last three fiscal years, we generated a portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third-party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we receive a payment from the third party merchants for every customer that accepts the promotion. Certain of these third party membership discount programs have been the subject of consumer complaints, litigation, and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought similar consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. From time to time we receive complaints from our customers regarding certain of the membership discount programs offered on our websites.

Between July 29, 2008, and September 11, 2008, a total of seven purported class action lawsuits were filed against VistaPrint USA, Inc., VistaPrint Corp. and/or Vistaprint Limited., and two third party merchants, in U.S. Federal District Court in six different states, asserting substantially identical claims alleging that the defendants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our Vistaprint.com website. The plaintiffs allege, among other things, that after ordering products on our Vistaprint.com website they were enrolled in certain membership discount programs and that monthly subscription fees for the programs were subsequently charged directly to their credit or debit cards, in each case purportedly without their knowledge or authorization. The plaintiffs are seeking recovery of an unspecified amount of damages, including statutory and punitive damages, together with interest and legal costs, and are also seeking to prevent us and the merchants from engaging in similar practices in the future. The seven purported class action lawsuits have been transferred to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint, and on July 2, 2009 the Plaintiffs filed an Opposition to VistaPrint USA, Incorporated’s Motion to Dismiss. Following that, on July 24, 2009, VistaPrint USA, Incorporated filed a reply brief in support of its Motion to Dismiss.

We and the third party merchants may receive other complaints in the future regarding these types of membership discount programs. Governmental authorities also may institute proceedings alleging similar alleged misconduct. For example, on May 28, 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation announced that his Committee is investigating membership discount programs marketed by Vertrue, Inc. and Webloyalty.com, Inc. through e-commerce retailers due to the high volume of consumer complaints concerning the programs. The purported class action lawsuits or any other private or governmental claims or actions that may be brought against us in the future relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or a significant reduction in or termination of the membership discount offers on our website as a result of these claims could have a negative impact on our brand, revenues and profitability.

We expect that revenues we derive from third party referral programs, particularly membership discount programs, will decrease in the future, which could adversely affect our results of operations.

For the fiscal year ended June 30, 2009 we derived approximately 5.0% of our total revenues from referral fees generated from all sources, as compared to 6.9% in 2008. In each of those fiscal years, 3.9% and 6.2%, respectively, of total Vistaprint revenue was derived from membership discount programs. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period of time, including possibly to as low as zero. Actual referral fees, including membership discount programs, could generate more or less of our total revenues than we currently expect due to a variety of factors, including, among others, strategic operating decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

Our practice of offering free products and services could be subject to judicial or regulatory challenge which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators in Europe, the United States and other countries that our free offers are misleading or do not comply with applicable legislation or regulation. For example, in 2004, one of our subsidiaries and one of our predecessor corporations were named as defendants in a class action lawsuit, which was ultimately settled, alleging that the shipping and handling fees we charged in connection with our free business card offer violated sections of the California Business and Professions Code that limit the amount that may be charged for shipping and handling in connection with a prize or gift. In addition, customers and competitors have filed complaints with governmental and standards bodies in other jurisdictions claiming that customers were misled by the terms of our free offers. Our free product offers could be subject to additional challenges in the future. If we are subject to further actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

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

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and bank check. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements and fraud risk. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins or require that we charge our customers more for our products. We are also subject to payment card association and similar operating rules and requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be materially adversely affected.

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

Risks Related to Our Corporate Structure

Challenges by various tax authorities to our complex international structure could, if successful, increase our effective tax rate and adversely affect our earnings.

Our international structure is complex. Vistaprint N.V. is organized in the Netherlands. Certain management services relating to the activities of the Vistaprint group are provided by employees of our non-Dutch subsidiaries, who are based in jurisdictions other than the Netherlands. We have endeavored to structure our business so that our operations outside the Netherlands are carried out by our local subsidiaries and the business income of the Vistaprint group is, in general, not subject to tax in these jurisdictions outside the Netherlands, such as Jamaica, the United States, Canada, Spain, France, or Switzerland. Many countries’ tax laws, including United States tax law, impose taxation upon entities that are engaged in a business in that country, but do not clearly define activities that constitute being engaged in a business. The tax authorities in these countries could contend that some or all of the income of the Vistaprint N.V. group should be subject to income or other tax. If the income of the Vistaprint N.V. group is taxed in these other jurisdictions, such taxes will increase our effective tax rate and adversely affect our results of operations.

On May 6, 2009, the Dutch Revenue Authority granted us an Advanced Tax Ruling. The Advanced Tax Ruling provides, among other things, for an exemption for Vistaprint N.V. from Dutch corporate taxes on dividend income from its subsidiaries and confirms the amount of business income of Vistaprint N.V. that should be subject to tax in the Netherlands. The Advanced Tax Ruling establishes conditions with which we need to comply to retain the benefits of the Advanced Tax Ruling, including the requirement that we perform certain management functions in the Netherlands. If we are unable to adhere to the terms of the Advanced Tax Ruling, the Dutch authorities may revoke the Advanced Tax Ruling and the result may be an increase in our effective corporate tax rate and/or Dutch dividend withholding tax due on share repurchases. If this were to occur, our expenses may increase significantly beyond what we anticipate and our business and results of operations would be adversely impacted.

On May 4, 2009, the French tax authorities granted us a “headquarters” ruling (“Decision du regime des Quartiers Généraux”) with respect to our French subsidiary. The headquarters ruling enables us, among other things, to calculate our taxable profits attributable to the French subsidiary as a fixed percentage of the subsidiary’s expenditures using the “cost-plus” method. For the purposes of this ruling, a “headquarters” is a French subsidiary of a company registered outside of France that operates within a multinational group of companies. The headquarters’ activities must involve providing the functions of executive management, management, coordination or control, for the sole benefit of the group. If we are unable to adhere to the terms of the French headquarters ruling, the French tax authorities may revoke the ruling and the result may be an increase in our effective corporate tax rate. If this were to occur, our expenses may increase significantly beyond what we anticipate and our business and results of operations would be adversely impacted.

We are subject to changing tax laws, treaties and regulations in and between countries in which we and our subsidiaries operate or are resident, including, among others, treaties between the United States, countries in the European Union, Canada and other countries. These tax laws, treaties and regulations are highly complex and subject to interpretation. U.S. corporations are subject to United States federal income tax on the basis of their worldwide income. Non-U.S. corporations generally are subject to United States federal income tax only on income that has a sufficient nexus to the United States. On October 22, 2004, the United States enacted the American Jobs Creation Act of 2004, or the AJCA. Under the AJCA, non-U.S. corporations that after March 4, 2003 complete the acquisition of substantially all of the properties of a U.S. corporation and that meet certain ownership, operational and other tests are treated as U.S. corporations for United States federal income tax purposes and, therefore, are subject to United States federal income tax on their worldwide income. The amalgamation of our predecessor U.S. corporation with Vistaprint Limited, our Bermuda subsidiary and our parent company prior to our redomestication to the Netherlands, occurred in April 2002. The AJCA grants broad regulatory authority to the Secretary of the Treasury to provide regulations as may be appropriate to determine whether a non-U.S. corporation is treated as a U.S. corporation. We do not believe that the relevant provisions of the AJCA as currently enacted apply to Vistaprint N.V., but there can be no assurance that the United States Internal Revenue Service will not challenge this position or that a court will not sustain any such challenge. Furthermore, at various times during the last few years there have been legislative proposals in the U.S. Congress which, if enacted into law, would retroactively change the March 4, 2003 AJCA measurement date to March 20, 2002. A successful challenge by the Internal Revenue Service, or a change of the March 4, 2003 date in the AJCA to an earlier date, could result in Vistaprint N.V. being subject to tax in the United States on its worldwide income, which would increase our effective rate of tax and adversely affect our results of operations. Similarly, there have been other legislative proposals introduced in the United States Congress from time to time that seek to impose taxes and similar obligations and restrictions on foreign companies with operations in the United States, such as by classifying certain foreign corporations that are managed and controlled primarily in the United States as domestic corporations for U.S. tax purposes. We cannot predict whether these or other similar legislative proposals will become law. If any such legislative proposals become law and are deemed to apply to Vistaprint N.V., our effective tax rate could increase and our results of operations could be materially adversely affected.

Our intercompany arrangements may be challenged, resulting in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and our subsidiaries. These agreements establish transfer prices for printing, marketing, management, technology development and other services performed by these subsidiaries for Vistaprint N.V. and other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length. With the exception of the transfer pricing arrangements applicable to our Dutch and French operations, our transfer pricing arrangements are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer pricings or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability to us, which would adversely affect our earnings.

We will pay taxes even if we are not profitable on a consolidated basis which would cause increased losses and further harm to our results of operations.

The intercompany service and related agreements among Vistaprint N.V. and our direct and indirect subsidiaries in general guarantee that the subsidiaries realize profits. As a result, even if the Vistaprint group is not profitable on a consolidated basis, the majority of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions. If we are unprofitable on a consolidated basis, as has been the case in some prior periods, this structure will increase our consolidated losses and further harm our results of operations.

We may not be able to make distributions or repurchase shares without subjecting our shareholders to Dutch withholding tax.

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure the distributions as distributions made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes if properly structured. We have in the past, and may in the future, repurchase outstanding ordinary shares. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares upon the exercise of certain stock awards and other potential uses. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital for Dutch tax purposes and the redemption price.

We may be treated as a passive foreign investment company for United States tax purposes, which may subject United States shareholders to adverse tax consequences.

If our passive income, or our assets that produce passive income, exceed levels provided by law for any taxable year, we may be characterized as a passive foreign investment company, or a PFIC, for United States federal income tax purposes. If we are treated as a PFIC, U.S. holders of our ordinary shares would be subject to a disadvantageous United States federal income tax regime with respect to the distributions they receive and the gain, if any, they derive from the sale or other disposition of their ordinary shares. Under the PFIC rules, unless U.S. holders make an election available under the Internal Revenue Code of 1986, as amended, such shareholders would be liable to pay United States federal income tax at the then prevailing income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our ordinary shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of our ordinary shares.

We believe that we were not a PFIC for the tax year ended June 30, 2009 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

If a United States shareholder acquires 10% or more of our ordinary shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules.

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

Provisions of our Articles of Association, the Articles of Association of a foundation that we have established, Dutch law and an option we have granted to the foundation may make it difficult to replace or remove management and may inhibit or delay a change of control, including a takeover attempt that might result in a premium over the market price for our ordinary shares, and dilute your voting power.

Our Articles of Association, or Articles, provide that our shareholders may only suspend or dismiss the members of our management board and supervisory board against their wishes with a vote of two-thirds of the votes cast if such votes represent more than 50% of the outstanding ordinary shares unless the proposal was made by a meeting of the supervisory board, in which case a simple majority is sufficient. The Articles also provide that if the members of our supervisory board and our management board have been nominated by a meeting of the supervisory board, shareholders may only overrule this nomination with a vote of two-thirds of the votes cast if such votes represent more than 50% of the outstanding ordinary shares. As a result, there may be circumstances in which shareholders may not be able to remove members of our management board or supervisory board even if holders of a majority of our ordinary shares favoring doing so.

Our Articles provide for the possible issuance of preferred shares. We are establishing a foundation, the Stichting Continuïteit Vistaprint, which we refer to as the Foundation, whose board will consist of three members, at least two of whom are independent of Vistaprint N.V. We will grant the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding. The objective of the Foundation is to serve the interests of Vistaprint N.V. In carrying out this objective, the Foundation may acquire, own and vote our preferred shares in order to maintain the independence, continuity or identity of Vistaprint N.V. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one-half.

In addition, our management board has been granted the right to issue preferred shares up to an amount equal to the number of ordinary shares under our authorized share capital. This authorization must be renewed by our shareholders at least every five years.

We have limited flexibility with respect to certain aspects of capital management.

Dutch law allows our shareholders to grant the management board the authority to issue ordinary shares as it determines appropriate without obtaining specific shareholder approval for each issuance, but this authorization is limited to the number of ordinary shares under our authorized share capital and must be renewed by the shareholders at least every five years. Additionally, subject to specified exceptions, Dutch law grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Dutch law also reserves for approval by shareholders many corporate actions, such as the approval of dividends. Situations may arise where the flexibility to issue shares, pay dividends or take other corporate actions without a shareholder vote would be beneficial to the us, but is not available under Dutch law.

Because of our articles of association and our organization under Dutch law, you may find it difficult to pursue legal remedies against the members of our supervisory board or management board.

Our Articles and our internal corporate affairs are governed by Dutch law. The rights of our shareholders and the responsibilities of the supervisory board and management board that direct our affairs are different from those established under the statutes and judicial precedents of the United States. For example, class action lawsuits and derivative lawsuits are generally not available under Dutch law. You may find it more difficult to protect your interests against actions by members of our supervisory board or management board than you would if we were a U.S. corporation. Under Dutch law, the supervisory board and the management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally, which includes shareholders, employees, customers and creditors, not just shareholders. Furthermore, under our Articles, we are obligated to indemnify the members of our supervisory board and our management board against liabilities resulting from proceedings against such members in connection with their membership on either board, if such member acted in good faith and in a manner he believed to be in our best interests and such member has not been adjudged in a final and non-appealable judgment by a Dutch judge to be liable for gross negligence or willful misconduct, subject to various exceptions.

We are incorporated under the laws of the Netherlands, and the majority of our assets are located outside the United States, which may make it difficult for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are incorporated under the laws of the Netherlands and substantial portions of our assets are located outside of the United States. In addition, certain members of our management board and our officers reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons, or to enforce outside the U.S. judgments obtained against such persons in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. securities laws. In addition, it may be difficult for shareholders to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. securities laws. There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would not be directly enforceable in the Netherlands. However, if the party in whose favor such final judgment is rendered brings a new suit in a competent court in the Netherlands, such party may submit to the Dutch court the final judgment which has been rendered in the United States. If the Dutch court finds that the jurisdiction of the federal or state court in the United States has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will, in principle, give binding effect to the final judgment which has been rendered in the United States unless such judgment contravenes Dutch principles of public policy. Based on the foregoing, there can be no assurance that U.S. shareholders will be able to enforce against us, members of our management board or supervisory board or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the federal securities laws. In addition, there is doubt as to whether a Dutch court would impose civil liability on us, the members of our management board or supervisory board or our officers in an original action predicated solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands against us or such members or officers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own real property associated with the two computer integrated manufacturing facilities we have constructed for the production of our products. Our 296,000 square foot facility located near Windsor, Ontario, Canada services the North American market and our 195,800 square foot facility located in Venlo, the Netherlands services markets outside of North America. Our web servers are located in data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda.

In addition we lease the properties listed below:

Location	Square Feet	Type	Lease Expires
Lexington, MA, USA	202,000	Technology development, marketing and administrative	April 26, 2017
Montego Bay, Jamaica	30,000	Design, sales and service center	April 30, 2011
Montego Bay, Jamaica	5,000	Training and quality assurance facility	Month-to-month
Barcelona, Spain	19,000	Marketing and administrative	December 31, 2011
Winterthur, Switzerland	12,000	Technology development and prototyping laboratory	February 28, 2013
Paris, France	3,850	Headquarters office, including CEO and strategy	May 31, 2018

We believe that the total space available to us in the facilities we own and under our current leases and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

On July 27, 2006, Vistaprint Technologies Limited, a wholly-owned subsidiary of our subsidiary Vistaprint Limited, filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of Vistaprint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in Vistaprint Technologies Limited’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009 and, on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. We are unable to express an opinion as to the likely outcome of such appeal.

On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. On September 2, 2008, the Court granted Vistaprint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, Vistaprint Technologies Limited submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office. The reexamination requests were granted in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but we believe that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The reexamination requests were granted in May and June 2009. We are unable to express an opinion as to the likely outcome of any such reexamination or of the underlying lawsuit.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on our Vistaprint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to Vistaprint customers on our Vistaprint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. Subsequent to the filing of the Texas Complaint, on July 31, 2008, August 25, 2008, September 3, 2008, September 10, 2008 and September 11, 2008, nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey, the United States District Court, Southern District of Alabama, the United States District Court, District of Nevada, the United States District Court, District of Massachusetts, and the United States District Court, District of Florida, respectively, against the same Defendants, and in one case Vistaprint Limited, on behalf of different plaintiffs. The complaints in each of these nearly identical lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint but contain different state law claims. In addition, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed by a different plaintiff in the United States District Court, District of Massachusetts, against Vistaprint Limited, VistaPrint USA, Inc. and the Vertrue Defendants.

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

On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint, and on July 2, 2009 the Plaintiffs filed an Opposition to VistaPrint USA, Incorporated’s Motion to Dismiss. Following that, on July 24, 2009, VistaPrint USA, Incorporated filed a reply brief in support of its Motion to Dismiss.

We are unable to express an opinion as to the likely outcome of these actions.

On June 26, 2009, Vistaprint Limited, our wholly-owned subsidiary, and VistaPrint USA, Incorporated, a wholly-owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or VistaPrint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the defendants are infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff is seeking declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages. This lawsuit is in its earliest stages and we are unable to express an opinion as to its likely outcome.

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes the patent, the entry of a preliminary and permanent injunction, and damages. This lawsuit is in its earliest stages and we are unable to express an opinion as to its likely outcome.

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

The common shares of Vistaprint Limited began trading under the symbol “VPRT” on the NASDAQ Global Market on September 30, 2005. On July 1, 2006, Vistaprint Limited common shares were moved to trading on the NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low sale price per share of Vistaprint Limited common shares on The NASDAQ Global Select Market:

	High	Low
Fiscal 2008:
First Quarter	$42.45	$29.60
Second Quarter	$48.60	$36.86
Third Quarter	$43.34	$27.34
Fourth Quarter	$38.68	$24.78

Fiscal 2009:
First Quarter	$38.56	$24.46
Second Quarter	$34.42	$11.75
Third Quarter	$29.00	$15.25
Fourth Quarter	$44.75	$27.15

Fiscal 2010:
First Quarter (through August 24, 2009)	$46.27	$38.88

As of August 24, 2009, there were approximately 41 holders of record of our common shares.

In connection with the Change of Domicile, on September 1, 2009, the ordinary shares of Vistaprint N.V. will trade on the NASDAQ Global Select Market under the symbol “VPRT”.

Dividends

Vistaprint Limited never paid or declared any cash dividends on its common shares. Vistaprint N.V. does not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings for use in the operation of our business or for repurchase of the Company’s shares.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-125470) for the initial public offering of Vistaprint Limited common shares, par value $0.01 per share, was declared effective by the SEC on September 29, 2005. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred additional, related expenses of approximately $1.6 million, resulting in proceeds, after expenses, to us of approximately $59.8 million. As of August 31, 2009, we had not utilized any of the net proceeds from the offering.

On August 12, 2008, we had announced that the Vistaprint Limited Board of Directors authorized the repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased have been and will continue to be determined by our management based on its evaluation of market conditions and other factors. The share repurchase authorization, which has been assumed by Vistaprint N.V., expires on February 8, 2010, but may be suspended or discontinued by us at any time. During the second quarter of fiscal 2009, as part of the plan announced on August 12, 2008, an aggregate of 2,554,302 common shares of Vistaprint Limited were repurchased, at an average cost of $17.82 per share. There were no other purchases made as part of the plan during the fiscal year ended 2009.

Vistaprint Limited also acquired common shares in satisfaction of employee tax withholding requirements in connection with the vesting of restricted shares. During the three months ended June 30, 2009, we withheld 63,811 shares at an average price per share of $36.74.

Information regarding our equity compensation plans and the securities authorized for issuance there under are set forth herein under Part III, Item 12 below.

Performance Graph

The following graph compares the cumulative total return to shareholders on Vistaprint common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 9/30/05 and its relative performance is tracked through 6/30/09.

	9/30/05	6/30/06	6/30/07	6/30/08	6/30/09
Vistaprint	$100.00	$175.34	$250.82	$175.48	$279.67
NASDAQ Composite	100.00	102.73	124.28	110.08	87.17
RDG Internet Composite	100.00	98.92	129.00	120.63	103.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of June 30, 2009 and 2008, and for the years ended June 30, 2009, 2008 and 2007 are derived from our audited financial statements and included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2007, 2006 and 2005 and for the years ended June 30, 2006 and 2005 are derived from our audited financial statements not included in this Annual Report on Form 10-K. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss/income per common share. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$515,826	$400,657	$255,933	$152,149	$90,885
Cost of revenue	191,944	154,122	89,971	49,858	36,528

Technology and development expense	60,921	44,828	27,176	15,628	10,839
Marketing and selling expense	159,143	127,975	87,887	51,174	32,372
General and administrative expense	42,236	32,572	23,694	16,624	5,813
Loss on contract termination	—	—	—	—	21,000

Income (loss) from operations	61,582	41,160	27,205	18,865	(15,667)
Interest income	1,725	4,160	4,691	2,903	293
Other (expense) income, net	(803)	427	(45)	(494)	(371)
Interest expense	1,401	1,655	1,828	1,256	390

Income (loss) from operations before income taxes	61,103	44,092	30,023	20,018	(16,135)
Income tax provision	5,417	4,261	2,880	783	84

Net income (loss)	$55,686	$39,831	$27,143	$19,235	$(16,219)

Net income (loss) attributable to common shareholders:
Basic	$55,686	$39,831	$27,143	$16,889	$(21,032)
Diluted	$55,686	$39,831	$27,143	$19,235	$(21,032)
Basic net income (loss) per share	$1.29	$0.91	$0.64	$0.51	$(1.85)
Diluted net income (loss) per share	$1.25	$0.87	$0.60	$0.45	$(1.85)
Weighted average common shares outstanding—basic	43,330,166	43,913,119	42,445,991	33,147,287	11,358,575

Weighted average common shares outstanding—diluted	44,634,191	46,016,364	45,364,257	42,624,689	11,358,575

Share-based compensation expense	$19,473	$14,747	$8,765	$4,850	—

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$(76,286)	$(62,740)	$(62,845)	$(24,929)	$(18,629)
Development of software and website	(7,168)	(5,696)	(4,189)	(2,656)	(1,908)
Depreciation and amortization	35,713	25,193	14,874	7,786	5,902

Cash flows provided by (used in) operating activities	120,051	87,731	54,240	34,637	(6,671)
Cash flows used in investing activities	(57,595)	(58,056)	(62,177)	(71,410)	(20,537)
Cash flows (used in) provided by financing activities	(31,243)	2,980	12,716	74,851	33,534

	As of June 30,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$133,988	$103,145	$69,464	$64,653	$26,402
Marketable securities	—	26,598	38,578	43,474	—
Property, plant and equipment, net	193,622	154,520	106,192	50,311	29,913
Working capital	90,050	94,736	82,999	90,201	13,670
Total assets	369,549	315,952	234,853	171,392	65,986
Accrued liabilities and deferred revenue	47,117	37,548	23,149	15,640	11,125
Total long-term debt, less current portion	10,465	19,507	21,772	23,046	15,696
Series A redeemable convertible preferred shares	—	—	—	—	13,556
Series B redeemable convertible preferred shares	—	—	—	—	57,880
Total shareholders' equity (deficit)	285,534	242,505	176,060	123,984	(38,069)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In 2009, we reported 29% revenue growth to $515.8 million, and 44% fully diluted earnings per share (“EPS”) growth to $1.25. We achieved these strong results despite two negative macroeconomic factors: a global economic recession and significant currency fluctuations that negatively impacted our revenue and EPS results.

Our long-term goal is to continue to grow profitably and become the leading online provider of small business marketing solutions. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to address marketing services demand by making available to our customers cost-effective solutions to grow their businesses. In order to accomplish this objective, we intend to execute on the following:

Provide “All Things Marketing” for Small Business

We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During fiscal year 2009, we added email marketing services, banners, key chains, mouse pads, tote bags, and other offerings. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking different products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer support and design services, and our value proposition, we intend to increase the number of products purchased by each customer.

Expand Global Reach

For the fiscal year ended June 30, 2009, revenue generated from non-United States websites accounted for approximately 39% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened an office in Barcelona, Spain in January 2007 to focus on the implementation of our European growth initiatives. Our North American operations in Lexington, Massachusetts and our European operations in Barcelona, Spain, support our global growth opportunities. We also serve Australia, New Zealand and Japan from these locations. We intend to continue expansion of our global marketing efforts and customer service capabilities. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

Home & Family

Although we expect to maintain our primary focus on the small business market, we believe that our customer support, sales and design services, and low costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market and we believe that the economies of scale provided by our large print order volumes and integrated design and production facilities will enable us to profitably grow our consumer business.

Recent Developments

On August 31, 2009 we effected the Change of Domicile, pursuant to which we effectively moved the place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Pursuant to the Change of Domicile, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly-owned subsidiary of Vistaprint N.V, and Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards.

On July 1, 2009, Robert Keane, our chief executive officer, relocated to a new office in Paris, France, which will operate under the French headquarters regime (quartiers généraux) tax regime.

We do not expect that the Change of Domicile or the establishment of our office in Paris will have a material impact on how we conduct our day-to-day operations, consolidated effective tax rate or our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. To apply these principles, we must make estimates that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. To date there have been no material differences in actual results as compared to our estimates. Changes in estimates are reflected in our financial results in the period of change. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances at the time they are made, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below.

Revenue Recognition.    We generate revenue primarily from the sale and shipping of customized manufactured products, as well as from electronic services, including creative design services, website design and hosting, email marketing services and order referral fees. We recognize revenue arising from sales of products and services when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

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

Software and Website Development Costs.    We capitalize eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force Issue no. 00-2, Accounting for Website Development Costs. We capitalize the payroll and payroll-related costs of employees who devote time to the development of internal-use computer software. We amortize these costs on a straight-line basis over the estimated useful life of the software which is two years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Income Taxes.    We make estimates and judgments in determining our income tax expense, and in the calculation of our tax assets and liabilities. Our corporate tax rate is a combination of the tax rates of the jurisdictions where we conduct business. On August 31, 2009 Vistaprint N.V., a Dutch limited liability company, became the parent company of the Vistaprint group of companies. The Dutch Revenue Authority granted us an Advanced Tax Ruling, which included an exemption for Dutch corporate taxes on certain income and confirmed the amount of business income of the Vistaprint N.V. group that should be subject to tax in the Netherlands. Vistaprint Limited is a Bermuda based company. Bermuda does not currently impose any tax computed on profits or income. We have entered into and operate pursuant to transfer pricing agreements that establish the transfer prices for transactions between Vistaprint Limited and our subsidiaries in the Canada, France, the Netherlands, Jamaica, Spain, Tunisia and the United States. The determination of appropriate transfer prices requires us to apply judgment. We believe that our transfer pricing is in accordance with applicable statutory regulations.

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

We recognize, present and disclose in our financial statements uncertain tax positions we have taken, or we expect to take on a tax return, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The unrecognized tax benefits will reduce our effective tax rate when recognized. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes.

Share-Based Compensation.    Accounting for share options and restricted share units (“RSUs”) follows the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, (SFAS 123R). Those provisions require an entity to measure cost of an award of equity instruments based on the grant-date fair value of the award. In general, that cost will be recognized over the period which the recipient is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we also are required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. If actual forfeitures differ significantly from our estimates, our results could be materially affected.

Litigation and Contingencies.    We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. Specific information regarding litigation we are involved in is included under “Item 3. Legal Proceedings.”

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of a company’s financial statements that are presented in conformity with generally accepted accounting principles in the United States. Any effect of applying the provisions of this SFAS 162 will be reported as a change in accounting principle. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which is effective for fiscal years beginning on or after December 15, 2008. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this pronouncement will not have a material impact on our financial statements.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2009	2008	2007
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	37.2%	38.5%	35.2%
Technology and development expense	11.8%	11.2%	10.6%
Marketing and selling expense	30.9%	31.9%	34.3%
General and administrative expense	8.2%	8.1%	9.3%

Income from operations	11.9%	10.3%	10.6%
Interest income	0.4%	1.0%	1.8%
Other (expense) income, net	(0.1)%	0.1%	0.0%
Interest expense	0.3%	0.4%	0.7%

Income before income taxes	11.9%	11.0%	11.7%
Income tax provision	1.1%	1.1%	1.1%

Net income	10.8%	9.9%	10.6%

Fiscal Years Ended June 30, 2009, 2008 and 2007

In thousands

	Year Ended June 30,			2009-2008 % Change	2008-2007 % Change
	2009	2008	2007
Revenues	$515,826	$400,657	$255,933	29%	57%

Cost of revenue	$191,944	$154,122	$89,971	25%	71%
% of revenue	37.2%	38.5%	35.2%

Revenue

We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain electronic services, such as website hosting and graphic design services. We invoice our customers for our recurring electronic services on a monthly basis in advance and recognize revenue as earned. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike products that we manufacture ourselves, these third party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the fiscal years ended June 30, 2009, 2008 and 2007, we generated approximately $25.9 million, $27.6 million, and $20.5 million, respectively, of our revenue from these third party referral fees. We expect that referral fee revenue from all sources will account for between 2% and 5% of our total revenues by the end of calendar year 2010. Of that amount, we expect that referral fee revenue from membership discount programs will decline in absolute dollar terms over that period, including possibly to as low as zero. Referral fee revenue from membership discount programs for the fiscal years ended June 30, 2009, 2008 and 2007 was approximately 3.9%, 6.2% and 7.8% of our total revenues, respectively. To understand our revenue trends, we monitor several key metrics including:

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

Total revenue increased 29% to $515.8 million, from fiscal 2008 to fiscal 2009, primarily due to increases in sales of our small business marketing products. The overall growth during this period was driven by increases in website sessions, conversion rates and a positive impact from new product and service offerings. During this period, our website sessions grew by 22% to 235.9 million, conversion rates grew by 8% to 6.4% and our average order value remained constant at approximately $33. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Revenue from repeat customers increased from 64% of total revenue in fiscal 2008 to 66% of total revenue in fiscal 2009. Revenue from our non-United States websites accounted for 39% of total revenues for fiscal 2009 as compared to 38% of total revenue during fiscal 2008. In addition, our revenue growth was negatively impacted by approximately 7% resulting from a stronger U.S. dollar as compared to the prior fiscal year.

The $144.7 million, or 57%, increase in revenue from fiscal 2007 to fiscal 2008 was primarily attributable to increases in sales of our small business marketing products. The overall growth during this period was driven by increases in website sessions, conversion rates and a positive impact from new product and service offerings. During this period, our website sessions grew by 47% to 193.0 million, conversion rates grew by 7% to 5.9% and our average order value remained constant at approximately $33. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Revenue from repeat customers increased from 63% of total revenue in fiscal 2007 to 64% of total revenue in fiscal 2008. Revenue from our non-United States websites accounted for 38% of total revenues for fiscal 2008 as compared to 32% of total revenue during fiscal 2007. In addition, our revenue was positively impacted by approximately 6% resulting from a weaker U.S. dollar as compared to the prior fiscal year.

Cost of revenue

Cost of revenue includes materials used to generate printed products, payroll and related expenses for production personnel, depreciation of equipment used in the production process and in support of electronic service offerings, shipping and postage costs, and other miscellaneous related costs of products sold by us.

The increase in cost of revenue from fiscal 2008 to fiscal 2009 was primarily attributable to the production costs associated with increased volume of shipments of products during this period. The decrease in the cost of revenue as a percentage of total revenue for fiscal 2009 compared to fiscal 2008 was primarily driven by productivity improvements at our manufacturing locations, improved pricing agreements in relation to purchases of materials and a weaker Canadian dollar, which positively impacted the raw material and labor costs of our Canadian production operations. In addition, shifts in product mix, including an increase in sales of electronic services, partially offset by a decrease in referral revenue, contributed to a decrease in cost of revenue as a percentage of sales.

The increase in cost of revenue from fiscal 2007 to fiscal 2008 was primarily attributable to the production costs associated with increased volume of shipments of products during this period. The increase in the cost of revenue as a percentage of total revenue for fiscal 2008 compared to fiscal 2007 was primarily driven by a shift in our overall product mix, which includes the impact of postage from our mailing services offering which has a higher cost of revenue than the majority of our product and service offerings and a decline in referral fees as a percent of total revenue. The increase in cost of revenue as a percentage of revenue was also driven by a strong Canadian dollar, which negatively impacted the raw material and labor costs of our Canadian production operations.

In thousands

	Year Ended June 30,			2009-2008 % Change	2008-2007 % Change
	2009	2008	2007
Technology and development expense	$60,921	$44,828	$27,176	36%	65%
% of revenue	11.8%	11.2%	10.6%

Marketing and selling expense	$159,143	$127,975	$87,887	24%	46%
% of revenue	30.9%	31.9%	34.3%

General and administrative expense	$42,236	$32,572	$23,694	30%	37%
% of revenue	8.2%	8.1%	9.3%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for software and manufacturing engineering, content development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs.

The increase in our technology and development expenses of $16.1 million for fiscal 2009 as compared to fiscal 2008 was primarily due to increased payroll and benefit costs of $8.8 million and increased share-based compensation costs of $1.0 million associated with increased employee hiring in our technology development and information technology support organizations. At June 30, 2009, we employed 302 employees in these organizations compared to 239 employees at June 30, 2008. The increase in headcount has resulted in an increase in allocated overhead of $1.7 million compared to fiscal 2008. Allocated overhead consists primarily of facility-related expenses. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting service expenses of $3.4 million for fiscal 2009 as compared to fiscal 2008.

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

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in sales, marketing, customer support and public relations activities; and third party payment processor and credit card fees.

The increase in our marketing and selling expenses of $31.2 million for fiscal 2009 as compared to fiscal 2008 was driven primarily by increases of $21.4 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $5.4 million, and increased share-based compensation costs of $0.3 million. During this period, we continued to expand our total marketing organization and design, sales and customer support operations. At June 30, 2009, we employed 609 employees in these organizations compared to 594 employees at June 30, 2008.

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

General and administrative expense

General and administrative expense consists primarily of general corporate costs, including third party professional fees and salary and related expense of employees involved in finance, accounting, human resource and general executive management. Third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees.

The increase in our general and administrative expenses of $9.7 million for fiscal 2009 as compared to fiscal 2008 was primarily due to increased share-based compensation costs of $3.5 million, increased payroll and benefit costs of $3.4 million, and increased third party professional fees of $2.9 million. At June 30, 2009, we employed 141 employees in these organizations compared to 132 employees at June 30, 2008.

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

Interest income

Interest income, which consists of interest income earned on cash, cash equivalents and marketable securities, was $1.7 million, $4.2 million and $4.7 million during fiscal 2009, 2008 and 2007, respectively. The change in each year was primarily due to lower interest rate yields on our investments.

Other (expense) income, net

Other (expense) income, net, which primarily consists of gains and losses from foreign currency transactions, was $0.8 million of expense, $0.4 million of income and $45,000 of expense for fiscal 2009, 2008 and 2007, respectively. The changes each year were driven by foreign currency exchange gains and losses realized during each period.

Interest expense

Interest expense, which consists of interest paid to financial institutions on outstanding balances on our credit facilities, was $1.4 million, $1.7 million and $1.8 million in fiscal 2009, 2008 and 2007, respectively. The decrease each year was due to a decrease in the outstanding principal on our bank loans during the period.

Income tax provision

In thousands

	Year Ended June 30,
	2009	2008	2007
Income tax provision	$5,417	$4,261	$2,880
Effective tax rate	8.9%	9.7%	9.6%

For the fiscal year ended June 30, 2009, our tax expense, which is calculated on a jurisdiction by jurisdiction basis, primarily consisted of tax provisions for our subsidiaries in the United States, the Netherlands, Spain, Canada and Switzerland. The taxable income for the United States, Dutch, Spanish, Canadian, Swiss and Tunisian entities is a function of their level of costs incurred and charged to Vistaprint Limited under service agreements, which we also refer to as transfer pricing agreements. The resulting tax liability is incurred regardless of whether the consolidated group is profitable. The decrease in the effective tax rate in fiscal 2009 as compared to fiscal 2008 is due to a geographic shift in profits, resulting in increased profits residing in jurisdictions with lower tax rates.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Years Ended June 30,
	2009	2008	2007
	(in thousands)
Consolidated Statements of Cash Flows Data:
Capital expenditures	$(76,286)	$(62,740)	$(62,845)
Development of software and website	(7,168)	(5,696)	(4,189)
Depreciation and amortization	35,713	25,193	14,874

Cash flows provided by operating activities	120,051	87,731	54,240
Cash flows used in investing activities	(57,595)	(58,056)	(62,177)
Cash flows (used in) provided by financing activities	(31,243)	2,980	12,716

At June 30, 2009, we had $134.0 million of cash and cash equivalents. Historically, we have financed our operations through internally generated cash flows from operations, proceeds from the issuance of common and preferred shares and the use of bank loans. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities.    Cash provided by operating activities in fiscal 2009 was $120.1 million and consisted of net income of $55.7 million, positive adjustments for non-cash items of $42.9 million and $21.4 million provided by working capital and other activities. Adjustments for non-cash items included $35.7 million of depreciation and amortization expense on property and equipment and software and website development costs, $19.5 million of share-based compensation expense and $1.9 million of loss on disposal or impairment of long-lived assets, offset by $4.5 million of deferred taxes, and $9.6 million of tax benefits derived from share-base compensation. Working capital and other activities primarily consisted of an increase of $24.8 million in accrued expenses and other liabilities, an increase of $3.1 million in accounts payable, and a decrease of $0.3 million in accounts receivable. This was partially offset by an increase of $4.9 million in prepaid expenses and other assets and an increase of $1.9 million in inventory.

Cash provided by operating activities in fiscal 2008 was $87.7 million and consisted of net income of $39.8 million, positive adjustments for non-cash items of $36.7 million and $11.2 million provided by working capital and other activities. Adjustments for non-cash items included $25.2 million of depreciation and amortization expense on property and equipment and software and website development costs, $14.8 million of share-based compensation expense, $2.0 million of deferred taxes, and $1.3 million of tax benefits derived from share-based compensation. Working capital and other activities primarily consisted of an increase of $13.5 million in accrued expenses and other liabilities and an increase of $2.4 million in accounts payable. This was partially offset by an increase of $2.2 million in prepaid expenses and other assets, an increase of $1.3 million in accounts receivable and an increase of $1.3 million in inventory.

Investing Activities.    Cash used in investing activities in fiscal 2009 of $57.6 million was attributable primarily to capital expenditures of $76.3 million and by capitalized software website development costs of $7.2 million, offset by net sales of marketable securities of $25.9 million. Capital expenditures of $30.9 million were related to the purchase of production equipment for our printing facilities, $34.9 million were related to construction and land acquisition costs at our production facilities and $10.5 million were related to purchases of information technology and facility related assets.

Cash used in investing activities in fiscal 2008 of $58.1 million was attributable primarily to capital expenditures of $62.7 million and capitalized software and website development costs of $5.7 million, offset by net sales of marketable securities of $11.6 million. Capital expenditures of $23.8 million were related to the purchase of production equipment for our Canadian and Dutch production facilities, $22.0 million were related to construction and land acquisition costs at our printing facilities and $16.9 million were related to purchases of information technology and facility related assets.

Financing Activities.    Cash used in financing activities in fiscal 2009 of $31.2 million was primarily attributable to the repurchase of 2,554,302 common shares for $45.5 million, payments in connection with our bank loans of $3.2 million and the use of $4.2 million to pay minimum withholding taxes related to the vesting of restricted share units (RSUs) granted under our equity incentive plans, partially offset by the issuance of common shares pursuant to share option exercises of $12.1 million and $9.6 million of tax benefits derived from share based compensation.

Cash provided by financing activities in fiscal 2008 of $3.0 million was primarily attributable to the issuance of common shares pursuant to share option exercises of $8.3 million and $1.3 million of tax benefits derived from share-based compensation, offset by net payments in connection with our equipment loan facilities of $3.3 million associated with the purchase of production assets for our Canadian and Dutch printing facilities and the use of $3.4 million to pay minimum withholding taxes related to the vesting of restricted share units (“RSUs”) granted under our equity incentive plans.

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Contractual obligations at June 30, 2009 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Debt obligations (1)	$18,814	$8,349	$6,140	$706	$3,619
Operating lease obligations	49,489	5,989	12,449	12,381	18,670

Total (2)	$68,303	$14,338	$18,589	$13,087	$22,289

(1)	Debt obligations exclude amounts payable for interest.
(2)	We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $1.4 million as of June 30, 2009 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 9 to the consolidated financial statements included in this Report.

Long-Term Debt.    In November 2003, VistaPrint B.V., our Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement with ABN AMRO Bank N.V., a Netherlands based bank. The borrowings were used to finance the construction of our production facility located in Venlo, the Netherlands. The loan is secured by a mortgage on the land and building and is payable in quarterly installments of 62,500 euro ($88,000 at June 30, 2009), beginning on October 1, 2004 and continuing through 2024. Prior to April 1, 2006, interest on the loan accrued at a rate equal to a EURIBOR rate plus 1.15%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.20%

through April 1, 2016, at which time the rate will be reset. At June 30, 2009, there was $5.4 million outstanding under this credit agreement.

In November 2004, VistaPrint B.V. amended the existing credit agreement with ABN AMRO to include an additional 1.2 million euro loan. The borrowings were used to finance a new printing press for the Venlo production facility. The loan is secured by the printing press and is payable in quarterly installments of 50,000 euro ($71,000 at June 30, 2009), beginning on April 1, 2005 and continuing through 2011. Prior to April 1, 2006, interest on the loan accrued at a EURIBOR rate plus 1.40%. On April 1, 2006, we elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan. At June 30, 2009, there was $0.5 million outstanding under this amendment to the credit agreement.

In June 2009, VistaPrint B.V. further amended the existing credit agreement to accommodate the changes to our legal structure from the change of domicile. Following this amendment, the credit agreement with ABN AMRO requires us to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 40% of VistaPrint B.V.’s adjusted balance sheet and to maintain a total debt to EBITDA ratio of no more than 2.5. In addition, the Credit Agreement restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2009 and 2008. There are no restrictions on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., our Canadian production subsidiary, entered into an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new equipment purchases and the construction of a production facility located in Windsor, Ontario, Canada. The loan is secured by guarantees from Vistaprint Limited and two of our subsidiaries and is payable in monthly installments beginning November 1, 2005 and continuing through 2009, plus interest, with the remaining balance of $5,960 to be paid in November 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan. At June 30, 2009, there was $6.4 million outstanding under this credit facility.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance new equipment purchases for the Windsor production facility. The loan is secured by guarantees from Vistaprint Limited and two of our subsidiaries and is payable in monthly installments beginning on December 1, 2006 and continuing through 2010, plus interest, with the remaining balance of $4,667 to be paid in December 2010. Interest on the loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of June 30, 2009, the interest rates on the various borrowings to date under this term loan have been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2009, there was $6.6 million outstanding under this term loan.

The credit agreement with Comerica Bank includes covenants that require us to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless we maintain at least $30.0 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2009, the minimum debt service coverage covenant did not apply because we maintained at least $30.0 million in unrestricted cash and cash equivalents. We and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2009.

Operating Leases.    We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and escalations in scheduled rent payments on a straight-line basis from the commencement of the lease.

In October 2006, VistaPrint USA, Incorporated, entered into an operating lease for approximately 202,000 square feet of office space in Lexington, Massachusetts. The lease term for this space commenced on April 27, 2007 and expires on April 26, 2017. Future rental payments required under the lease are an aggregate of approximately $45 million. The lease requires a security deposit in the form of a letter of credit in the amount of $728.

In December 2006, our Spanish subsidiary, VistaPrint España S.L., entered into an operating lease for approximately 19,000 square feet of office space in Barcelona, Spain. The lease term for this space commenced on January 1, 2007 and expires on December 31, 2011. Future minimum rental payments required under the lease are an aggregate of approximately 1.0 million euro ($1.4 million at June 30, 2009). The lease requires a security deposit in the form of a bank guarantee in the amount of 126 euro ($178 at June 30, 2009).

In November 2007, VistaPrint Schweiz, GmbH, our Swiss subsidiary, entered into an operating lease for approximately 12,000 square feet of office space in Winterthur, Switzerland. The lease term for this space commenced on November 1, 2007 and expires on February 28, 2013. Future minimum rental payments under the lease are an aggregate of approximately 0.8 million Swiss francs ($0.7 million at June 30, 2009). The lease requires a security deposit in the form of a bank guarantee in the amount of 132 Swiss francs ($122 at June 30, 2009).

In June 2009, VistaPrint France, our French subsidiary, entered into an operating lease for approximately 3,850 square feet of office space in Paris, France. The lease term for this space commenced on June 1, 2009 and expires on May 31, 2018. Future minimum rental payments under the lease are an aggregate of approximately 1.7 million euro ($2.3 million at June 30, 2009). The lease requires a security deposit in the form of a bank guarantee in the amount of 271 euro ($383 at June 30, 2009).

Purchase Commitments.    At June 30, 2009, we had unrecorded commitments under contracts to expand our Canadian and Dutch production facilities and other facility related commitments of approximately $349, $1,615 and $1,790, respectively and to purchase production equipment for our Canadian and Dutch production facilities of approximately $5,699 and $3,320, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our cash and cash equivalents and investments. At June 30, 2009, we had unrestricted cash and cash equivalents, primarily invested in money market funds, totaling $134.0 million and a long-term investment in a municipal auction rate security totaling $0.8 million. These amounts are held for working capital purposes, we do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our investments at June 30, 2009.

Currency Exchange Rate Risk.    As we conduct business in multiple international currencies through our worldwide operations but report our financial results in U.S. Dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. Dollar. Fluctuations in exchange rates can positively or negatively affect our revenue and profits. Our subsidiaries in the Netherlands, Spain, France and Tunisia have the euro as their functional currency. Our subsidiary in Switzerland has the Swiss franc as its functional currency. Each of these subsidiaries translate their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. Transaction gains and losses generated from revenue and operating expenses in currencies other than the functional currency of a subsidiary and remeasurement of assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the statement of income. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in foreign currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other (expense) income, net on the statement of income. Our currency transaction gains (losses) included in other (expense) income, net were not material in fiscal 2009, 2008, and 2007. We are not currently party to any derivative financial instruments as hedges against currency fluctuations.

We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $1.6 million on our income before taxes for fiscal 2009. A similar decrease in exchange rates of 10%, or strengthening of the United States dollar, would have resulted in a decrease of $0.9 million on our income before taxes for fiscal 2008.

Our Dutch subsidiary maintains a credit facility with ABN AMRO Bank N.V. pursuant to which it has borrowings of 6.2 million euro. At June 30, 2009, we had short-term borrowings related to current portion of long-term debt denominated in euro. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% increase or decrease in the euro to United States dollar period end exchange rate, the impact to the fair value of these short-term borrowings would be immaterial. The potential increase or decrease in fair value was estimated by calculating the fair value of the short-term borrowings at June 30, 2009 and comparing that with the fair value using the hypothetical period end exchange rate.

Item 8.	Financial Statements and Supplementary Data

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Vistaprint N.V.

We have audited the accompanying consolidated balance sheets of Vistaprint Limited (“the Company” and predecessor to Vistaprint N.V.) as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vistaprint Limited at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vistaprint Limited’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

August 31, 2009

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$133,988	$103,145
Marketable securities	—	26,598
Accounts receivable, net of allowances of $172 and $213, respectively	5,672	6,105
Inventory	4,384	2,548
Prepaid expenses and other current assets	12,819	5,678

Total current assets	156,863	144,074
Property, plant and equipment, net	193,622	154,520
Software and web site development costs, net	6,754	5,380
Deferred tax assets	7,035	2,956
Other assets	5,275	9,022

Total assets	$369,549	$315,952

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,347	$8,486
Accrued liabilities	43,724	35,655
Deferred revenue	3,393	1,893
Current portion of long-term debt	8,349	3,304

Total current liabilities	66,813	49,338
Deferred tax liabilities	1,637	2,656
Other liabilities	5,100	1,946
Long-term debt	10,465	19,507

Total liabilities	84,015	73,447

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.001 per share, 500,000,000 shares authorized; 44,675,223 and 44,279,248 shares issued and 42,805,811 and 44,279,248 shares outstanding, respectively	45	44
Treasury shares, at cost, 1,869,412 and 0 shares, respectively	(29,881)	—
Additional paid-in capital	212,864	191,271
Retained earnings	98,784	43,098
Accumulated other comprehensive income	3,722	8,092

Total shareholders’ equity	285,534	242,505

Total liabilities and shareholders’ equity	$369,549	$315,952

See accompanying notes.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended June 30,
	2009	2008	2007
Revenue	$515,826	$400,657	$255,933
Cost of revenue (1)	191,944	154,122	89,971
Technology and development expense (1)	60,921	44,828	27,176
Marketing and selling expense (1)	159,143	127,975	87,887
General and administrative expense (1)	42,236	32,572	23,694

Income from operations	61,582	41,160	27,205
Interest income	1,725	4,160	4,691
Other (expense) income, net	(803)	427	(45)
Interest expense	1,401	1,655	1,828

Income before income taxes	61,103	44,092	30,023
Income tax provision	5,417	4,261	2,880

Net income	$55,686	$39,831	$27,143

Basic net income per share	$1.29	$0.91	$0.64

Diluted net income per share	$1.25	$0.87	$0.60

Weighted average common shares outstanding—basic	43,330,166	43,913,119	42,445,991

Weighted average common shares outstanding—diluted	44,634,191	46,016,364	45,364,257

(1)	Share-based compensation is allocated as follows:

	Year Ended June 30,
	2009	2008	2007
	(in thousands)
Cost of revenue	$745	$755	$427
Technology and development expense	5,053	4,108	2,184
Marketing and selling expense	4,021	3,722	3,176
General and administrative expense	9,654	6,162	2,978

See accompanying notes.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Shares		Treasury Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at June 30, 2006	41,501	$42	—	$—	$146,354	$(23,077)	$665	$123,984
Issuance of common shares due to share option exercises	1,971	1			13,706			13,707
Reversal of estimated accrued offering costs from initial public offering					279			279
Tax benefits of employee share transactions					685			685
Share-based compensation expense					9,005			9,005
Comprehensive income:
Net income						27,143		27,143
Currency translation							1,218	1,218
Unrealized gain on marketable securities							39	39

Total comprehensive income								28,400

Balance at June 30, 2007	43,472	$43	0	$—	$170,029	$4,066	$1,922	$176,060

Cumulative effect adjustment for accrued sabbatical						(799)		(799)
Issuance of common shares due to share option exercises	628	1			8,320			8,321
RSUs awarded, net of shares withheld for taxes	179				(3,391)			(3,391)
Tax benefits of employee share transactions					1,301			1,301
Share-based compensation expense					15,012			15,012
Comprehensive income:
Net income						39,831		39,831
Currency translation							6,209	6,209
Unrealized loss on marketable securities							(39)	(39)

Total comprehensive income								46,001

Balance at June 30, 2008	44,279	$44	0	$—	$191,271	$43,098	$8,092	$242,505

See accompanying notes.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(CONTINUED)

(in thousands)

	Common Shares		Treasury Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at June 30, 2008	44,279	$44	—	$—	$191,271	$43,098	$8,092	$242,505
Issuance of common shares due to share option exercises	807	1			12,066			12,067
RSUs awarded, net of shares withheld for taxes	359	1	(85)	(2,818)	(1,359)			(4,176)
Tax benefits of employee share transactions					9,603			9,603
Share-based compensation expense					19,737			19,737
Repurchased shares	(770)	(1)	(1,784)	(27,063)	(18,454)			(45,518)
Comprehensive income:								—
Net income						55,686		55,686
Currency translation							(4,382)	(4,382)
Unrealized gain on marketable securities							12	12

Total comprehensive income								51,316

Balance at June 30, 2009	44,675	$45	(1,869)	$(29,881)	$212,864	$98,784	$3,722	$285,534

See accompanying notes.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2009	2008	2007
Operating activities
Net income	$55,686	$39,831	$27,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,713	25,193	14,874
Loss on disposal or impairment of long-lived assets	1,892	133	1,350
Share-based compensation expense	19,473	14,747	8,765
Deferred taxes	(4,538)	(2,029)	1,290
Tax benefits derived from share-based compensation awards	(9,603)	(1,301)	—
Changes in operating assets and liabilities:
Accounts receivable	276	(1,257)	(3,124)
Inventory	(1,921)	(1,309)	298
Prepaid expenses and other assets	(4,879)	(2,173)	(3,177)
Accounts payable	3,148	2,439	(240)
Accrued expenses and other liabilities	24,804	13,457	7,061

Net cash provided by operating activities	120,051	87,731	54,240

Investing activities
Purchases of property, plant and equipment, net	(76,286)	(62,740)	(62,845)
Proceeds from sale of equipment	—	—	256
Purchases of marketable securities	(6,078)	(49,487)	(52,399)
Sales and maturities of marketable securities	31,937	61,117	57,000
Purchase of intangible assets	—	(1,250)	—
Capitalization of software and website development costs	(7,168)	(5,696)	(4,189)

Net cash used in investing activities	(57,595)	(58,056)	(62,177)

Financing activities
Proceeds from issuance of long-term debt	—	—	1,630
Repayments of long-term debt	(3,219)	(3,251)	(2,620)
Payment of withholding taxes in connection with vesting of restricted share units	(4,176)	(3,391)	—
Repurchase of common shares	(45,518)	—	—
Tax benefits derived from share-based compensation awards	9,603	1,301	—
Proceeds from issuance of common shares	12,067	8,321	13,706

Net cash (used in) provided by financing activities	(31,243)	2,980	12,716

Effect of exchange rate changes on cash	(370)	1,026	32

Net increase in cash and cash equivalents	30,843	33,681	4,811
Cash and cash equivalents at beginning of period	103,145	69,464	64,653

Cash and cash equivalents at end of period	$133,988	$103,145	$69,464

See accompanying notes.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended June 30,
	2009	2008	2007
Cash paid during the period for:
Interest	$1,391	$1,635	$1,789
Income taxes	3,021	1,841	1,349

Supplemental disclosure of noncash investing and financing activities:
Cumulative effect of adoption of EITF 06-2 (see Note 2)	$—	$799	$—

See accompanying notes.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

1. Description of the Business

The Vistaprint group of companies (the “Company”), offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and electronic solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards, website hosting, brochures and invitations to marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides similar products and services to the consumer market.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vistaprint Limited, the predecessor to Vistaprint N.V., and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Vistaprint Limited was the parent company of the Vistaprint group as of June 30, 2009 and for all fiscal periods presented in the accompanying financial statements. On August 31, 2009, Vistaprint Limited became a wholly-owned subsidiary of Vistaprint N.V., with Vistaprint N.V. becoming the parent company of the Vistaprint group of companies (see Note 13).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Periodically, the Company evaluates its estimates, including those related to the accounts receivable and sales returns allowance, useful lives of property and equipment, income taxes and litigation and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of money market funds and commercial paper. Cash and cash equivalents restricted under terms of the Company’s facility leases and other financing arrangements were $2,315 and $1,617 as of June 30, 2009 and 2008, respectively and are included in other assets in the accompanying consolidated balance sheets.

Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues and municipal auction rate securities, are classified as “available-for-sale securities” in accordance with Statement of Financial Accounting Standards (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities and carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income in shareholders’ equity in the accompanying balance sheets. The cost of securities sold is based on the

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the accompanying consolidated statements of income.

The Company has held investments in auction rate securities collateralized by portfolios of AAA and Aaa American municipal and federally insured obligations. During fiscal year 2009, auctions relating to the Company’s one remaining auction rate security failed resulting in the Company continuing to hold the investment. The Company has the intent and the ability to hold the asset until the anticipated recovery period which it believes will be more than twelve months. As such, during fiscal year 2009 the Company reclassified the asset with a fair value of $760, net of an unrealized loss of $40, as long-term, included in other assets on the accompanying consolidated balance sheet.

Cash, cash equivalents and marketable securities as of June 30, 2009 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$133,988	$—	$133,988

Long-term marketable securities (1):
Municipal auction rate securities	800	(40)	760

Total long-term marketable securities	800	(40)	760

Total	$134,788	$(40)	$134,748

(1)	Comprised of an auction rate security, with a maturity beyond ten years, and included in other assets in the accompanying balance sheet.

Cash, cash equivalents and marketable securities as of June 30, 2008 consisted of the following:

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$103,145	$—	$103,145

Marketable securities:
Commercial paper	1,497	—	1,497
Corporate bonds	11,923	(6)	11,917
Certificates of deposit	896	(3)	893
U.S. Government Agency issues	9,759	(3)	9,756
Municipal auction rate securities	2,575	(40)	2,535

Total marketable securities	26,650	(52)	26,598

Total	$129,795	$(52)	$129,743

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are charged to expense as incurred. Depreciation of plant and equipment has been provided using the straight-line method over the estimated useful lives of the assets.

Software and Web Site Development Costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs. Costs associated with the development of software for internal-use are capitalized if the software is expected to have a useful life beyond one year and amortized over the software’s estimated useful life, which is approximately two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Amortization expense in connection with the development of software for internal use in the years ended June 30, 2009, 2008 and 2007 was $5,762, $4,118 and $2,698, respectively, resulting in accumulated amortization of $12,835 and $7,041 at June 30, 2009 and 2008, respectively.

Long-Lived Assets and Intangible Assets

The Company pursues patent protection for its intellectual property. The Company has patents and patent applications pending with European, United States and other patent offices, related to various systems, processes, techniques, and tools developed by the Company for its business. All costs related to patent applications are expensed as incurred. The costs of purchasing patents from unrelated third parties are capitalized and amortized over the estimated useful life of the patent. The costs of pursuing others who are believed to infringe on the Company’s patents, as well as costs of defending the Company against patent-infringement claims, are expensed as incurred.

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

For the fiscal years ended June 30, 2009, 2008 and 2007 the Company recorded impairment charges on capitalized software and website development costs of $32, $39 and $67, respectively.

In fiscal year 2007, the Company recorded an impairment charge of $876 relating to a project undertaken in its Windsor, Ontario facility to automate a portion of the production workflow which was no longer considered viable. The impairment charge was determined to be the total cost of the project

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

upon final settlement, less the estimated fair value of equipment to be re-deployed or resold to a third party. During fiscal year 2009, the Company recorded $589 additional impairment charge for equipment previously expected to be re-deployed. The impairment charges of $589 and $876 are included in cost of revenue in the accompanying consolidated statements of income for the fiscal years ended June 30, 2009 and 2007, respectively.

In fiscal year 2009, the Company recorded an impairment charge on long-lived assets of $742. The impairment charge has been included in technology and development expense in the accompanying consolidated statements of income for the year ended June 30, 2009.

Revenue Recognition

The Company generates revenue primarily from the sale and shipping of customized manufactured products, as well as providing electronic services, including creative design services, website design and hosting, email marketing services and order referral fees. The Company recognizes revenue arising from sales of products and services when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on the Company’s part, the net sales price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of discounts the Company offers to its customers as part of advertising campaigns. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Sales and purchases in countries which are subject to Value Added Tax (“VAT”) are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising Expense

Advertising expense for the years ended June 30, 2009, 2008 and 2007 was $95,378, $73,699 and $47,147, respectively and is included in marketing and selling expense.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expense for the years ended June 30, 2009, 2008 and 2007 was $7,069, $6,144 and $3,426, respectively and is included in technology and development expense.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and comprehensive loss and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income, unrealized gains and losses on

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

marketable securities and cumulative foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

The components of accumulated other comprehensive income were as follows:

	June 30,
	2009	2008
Cumulative translation adjustments	$3,762	$8,144
Unrealized loss on marketable securities	(40)	(52)

Accumulated other comprehensive income	$3,722	$8,092

Income Taxes

Vistaprint Limited is a Bermuda based company. Bermuda currently does not impose any tax computed on profits or income, which results in no tax liability for the Company on any profits recorded in Bermuda. Vistaprint Limited has operating subsidiaries in the Netherlands, Canada, France, Jamaica, Spain, Switzerland, Tunisia and the United States. Vistaprint Limited has entered into service agreements, which are also referred to as transfer pricing agreements, with each of its operating subsidiaries. These agreements effectively result in Vistaprint Limited paying each of these subsidiaries for its costs plus a fixed mark-up. The Jamaican subsidiary’s tax rate is zero because it is located in a tax free zone. Our Dutch, Canadian, Spanish and United States subsidiaries are each located in jurisdictions that tax profits and, accordingly, regardless of the Company’s consolidated results of operations, each of these subsidiaries will pay taxes in its respective jurisdiction.

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

The Company recognizes, presents and discloses in its financial statements uncertain tax positions taken, or it expects to take on a tax return, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The unrecognized tax benefits will reduce the effective tax rate when recognized. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes.

Foreign Currency Translation

The Company’s Dutch, Spanish, French and Tunisian subsidiaries have the euro as their functional currency, the Swiss subsidiary has the Swiss franc as its functional currency and all other consolidated entities have the U.S. dollar as their functional currency. The Company’s Dutch, Swiss, Spanish, French and Tunisian subsidiaries translate their assets and liabilities denominated in their functional currency at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entities functional currency are included in other income (expense), net. Foreign currency transaction (losses) gains included in other (expense) income, net for the years ended June 30, 2009, 2008 and 2007 were $(803), $427 and $(45), respectively.

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share for all years presented gives effect to all potentially dilutive securities, including share options and restricted share units using the treasury stock method. Common share equivalents of 2,096,825, 864,968 and 1,103,614 were excluded from the determination of potentially dilutive shares for the years ended June 30, 2009, 2008 and 2007, respectively, due to their anti-dilutive effect.

The following table sets forth the reconciliation of the weighted-average number of common shares:

	Year Ended June 30,
	2009	2008	2007
Basic	43,330,166	43,913,119	42,445,991
Effect of dilutive securities	1,304,025	2,103,245	2,918,266

Diluted	44,634,191	46,016,364	45,364,257

Share-Based Compensation

At June 30, 2009, the Company had three share-based compensation plans (see Note 7). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Board of Directors on the date of grant. For all share option grants in fiscal years 2009 and prior, the exercise price has been equal to the closing price on the date of grant.

The Company recorded share-based compensation costs of $19,473, $14,747 and $8,765 for the years ended June 30, 2009, 2008 and 2007, respectively. Share-based compensation costs capitalized as part of software and website development costs were $994, $697 and $434 for the years ended June 30, 2009, 2008 and 2007, respectively.

At June 30, 2009, there was $45,157 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.5 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. For option awards in fiscal year 2009, expected volatility is based upon historical

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

volatility of the Company. For years prior to fiscal 2009, expected volatilities were based upon historical volatilities of guideline companies since the Company did not have sufficient history as a publicly traded company. The expected life of options granted represents the period of time that options granted are expected to be outstanding. For option awards in fiscal year 2009, the Company used its historical experience to estimate the expected life of options granted. For years prior to fiscal 2009, expected lives used by guideline companies were used to estimate the expected life of options granted. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is based upon the closing trading value of the Company’s shares on the date of grant and recognized using the straight-line recognition method. Weighted-average assumptions used for option grants in 2009, 2008 and 2007 are as follows:

	Year Ended June 30,
	2009	2008	2007
Risk-free interest rate	1.48%	3.75%	4.71%
Expected dividend yield	0%	0%	0%
Expected life (years)	3.94	4.25	4.25
Expected volatility	58%	52%	59%
Weighted average fair value of options granted	$14.06	$15.82	$13.88

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

Sabbatical Leave

On July 1, 2007, the Company adopted, the EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-02”). EITF 06-02 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. The Company adopted EITF 06-02 through a cumulative effect of a change in accounting principle adjustment, which resulted in additional accrued expenses and a reduction to beginning retained earnings of $799.

Concentrations of Credit Risk

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. An individual customer accounted for 21% and 28% of the Company’s total accounts receivable at June 30, 2009 and 2008, respectively.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

The Company maintains an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not exceeded the Company’s expectations.

New Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of a company’s financial statements that are presented in conformity with generally accepted accounting principles in the United States. Any effect of applying the provisions of this SFAS 162 will be reported as a change in accounting principle. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for fiscal years beginning on or after December 15, 2008. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company does not believe the adoption of this pronouncement will not have a material impact on its financial statements.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

3. Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash equivalents, marketable securities, accounts receivable, accounts payable, debt and accrued expenses approximate fair value due to the short period of time to maturity of those instruments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 as of July 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal year 2010, the Company’s first fiscal year beginning after November 15, 2008. There was no cumulative effect of adoption related to SFAS 157 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The adoption of SFAS 157 for non-financial assets and liabilities will impact future evaluations of impairment of long-lived assets. The Company does not believe that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its consolidated financial statements.

SFAS 157 establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The fair value of these financial assets was determined using the following inputs at June 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$133,988	$133,988	$—	$—
Long-term investments (1)	760	—	—	760

Total assets recorded at fair value	$134,748	$133,988	$—	$760

(1)	Long-term investments consist of an auction rate security.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. To reflect the change in fair value of the investment security, the Company recorded an impairment charge through other comprehensive income during fiscal 2008. For the year ended June 30, 2009 there have been no changes in the fair value of our assets being measured using significant unobservable inputs (Level 3) as defined in SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has not elected to value any non-financial assets at fair value.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		June 30,
	Estimated useful lives	2009	2008
Land improvements	10 years	$1,117	$1,173
Building and building improvements	10 - 30 years	61,024	43,228
Machinery and print production equipment	4 - 10 years	116,168	93,738
Computer software and equipment	3 - 5 years	31,221	23,137
Furniture, fixtures and office equipment	5 - 7 years	7,731	6,474
	Shorter of lease term or
Leasehold improvements	remaining life of the asset	3,447	2,740
Construction in progress		27,654	13,567

		248,362	184,057
Less accumulated depreciation		(66,349)	(39,110)

		182,013	144,947
Land		11,609	9,573

Property, plant, and equipment, net		$193,622	$154,520

At June 30, 2009 construction in progress consisted mainly of expansion of the Canadian and Dutch and other facilities, the purchase of production equipment for the Company’s Canadian and Dutch production facilities and the purchase of information technology related assets. At June 30, 2008, construction in progress consisted mainly of expenditures related to the purchase of production equipment for the Company’s Canadian and Dutch production facilities and the expansion of the Canadian facility. Depreciation expense totaled $29,236, $20,348 and $11,568 for the years ended June 30, 2009, 2008 and 2007, respectively.

5. Long-Term Debt

In November 2003, VistaPrint B.V., the Company’s Dutch subsidiary, entered into a 5.0 million euro revolving credit agreement (the “Credit Agreement”) with ABN AMRO Bank N.V., a Dutch based

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

bank. The borrowings were used to finance the construction of the Company’s production facility located in Venlo, the Netherlands. The Company had $5,384 and $6,413 outstanding under the Credit Agreement as of June 30, 2009 and 2008, respectively. The loan is secured by a mortgage on the land and building and is payable in quarterly installments beginning on October 1, 2004 through 2024 of 63 euro ($88 and $99 at June 30, 2009 and 2008, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.20% through April 1, 2016 at which time the rate will be reset.

In November 2004, VistaPrint B.V. amended the Credit Agreement to include an additional 1,200 euro loan. The borrowings were used to finance a new printing press at the Venlo production facility. This resulted in the Company having an additional $494 and $868 outstanding under the Credit Agreement as of June 30, 2009 and 2008, respectively. This additional loan is secured by the printing press and is payable in quarterly installments beginning on April 1, 2005 through 2011 of 50 euro ($71 and $79 at June 30, 2009 and 2008, respectively). On April 1, 2006, the Company elected a fixed rate option and the interest rate was fixed at 5.10% over the remaining term of the loan.

In June 2009, VistaPrint B.V. further amended the Credit Agreement to accommodate the changes to the Company’s legal structure due to the Change of Domicile. Following this amendment, the Credit Agreement with ABN AMRO requires the Company to cause VistaPrint B.V. to maintain tangible net worth at a minimum of 40% of VistaPrint B.V.’s adjusted balance sheet and to maintain a total debt to EBITDA ratio of no more than 2.5. In addition, the Credit Agreement restricts VistaPrint B.V.’s ability to incur additional indebtedness. VistaPrint B.V. was in compliance with all loan covenants at June 30, 2009 and 2008. There are no restrictions on VistaPrint B.V.’s ability to pay dividends.

In November 2004, VistaPrint North American Services Corp., the Company’s Canadian production subsidiary, entered into an $11,000 credit agreement with Comerica Bank—Canada. The borrowings were used to finance new equipment purchases and the construction of a production facility located near Windsor, Ontario, Canada. At June 30, 2009 and 2008, the Company had $6,380 and $7,640 outstanding under this credit agreement, respectively. The loan is secured by a guaranty from Vistaprint Limited and two of its subsidiaries and is payable in monthly installments of $105 beginning November 1, 2005 through 2009 plus interest, with the remaining balance of $5,960 to be paid during November 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loan.

In December 2005, VistaPrint North American Services Corp. amended its existing credit agreement with Comerica Bank to include an additional $10,000 equipment term loan. The borrowings have been used to finance new equipment purchases for the production facility near Windsor, Ontario. The loan is secured by guarantees from Vistaprint Limited and two of its subsidiaries and is payable in monthly installments of $111 beginning on December 1, 2006 and continuing through December 2010, plus interest, with the remaining balance of $4,667 to be paid during December 2010. As of June 30, 2007, the interest rates on the various borrowings to date under this term loan had been fixed over the remaining terms of the loan at rates ranging from 7.82% to 8.50%. At June 30, 2009 and 2008, the Company had $6,556 and $7,889 outstanding under this term loan, respectively.

The credit agreement with Comerica Bank includes covenants that require the Company to, under certain circumstances, maintain a consolidated ratio of funded debt to cash flow at a maximum

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

of 2.50 to 1.00 and VistaPrint North American Services Corp. to maintain a minimum debt service coverage ratio of 1.40 to 1.00 unless the Company maintains at least $30 million in unrestricted cash and cash equivalents. Debt service coverage ratio is defined as the ratio of cash flow to the sum of required principal payments plus cash interest paid. As of June 30, 2009, the minimum debt service coverage covenant did not apply because the Company maintained at least $30.0 million in unrestricted cash and cash equivalents. The Company and VistaPrint North American Services Corp. were in compliance with all loan covenants at June 30, 2009.

Payments due on long-term debt, excluding interest related payments, during each of the five fiscal years subsequent to June 30, 2009, are as follows:

2010	$8,349
2011	5,787
2012	353
2013	353
2014	353
Thereafter	3,619

Total	$18,814

6. Accrued Liabilities

Accrued liabilities included the following:

	June 30,
	2009	2008
Accrued advertising costs	$14,726	$9,939
Accrued compensation costs	10,933	8,345
Accrued taxes	6,993	6,592
Accrued shipping costs	1,765	1,445
Other	9,307	9,334

Total accrued liabilities	$43,724	$35,655

7. Shareholders’ Equity

Share Options

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s common shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 common shares for such awards. The Board of Directors of Vistaprint Limited determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s Initial Public Offering (“IPO”) in 2005. As of June 30, 2009, there were options to purchase 1,555,988 common shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000- 2002 Plan were transferred to the Company’s 2005 Equity Incentive Plan and 2005 Non-Employee Directors’ Share Option Plan (the

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

“Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “Incentive Stock Options” or “Nonstatutory Options” under the applicable provisions of the U.S. Internal Revenue Code.

The Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) provides for employees, officers, non-employee directors, consultants and advisors of the Company to receive restricted share awards or other share-based awards or be granted options to purchase common shares. Among other terms, the 2005 Plan, requires that the exercise price of any share option or share appreciation right granted under the 2005 Plan be at least 100% of the fair market value of the common shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of ten years; provides that shares underlying outstanding awards under the Vistaprint Limited 2000-2002 Plan that are cancelled, forfeited, expired or otherwise terminated without having been exercised in full will no longer become available for the grant of new awards under the 2005 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2005 Plan provides that the number of common shares available for issuance under the Plan will be reduced by (i) 1.56 common shares for each share subject to any restricted share award, restricted share unit or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the common shares on the date of grant and (ii) one common share for each share subject to any other award under the 2005 Plan.

As of June 30, 2009, there were awards to purchase or acquire 2,868,379 common shares outstanding under the 2005 Plan, 349,192 common shares had been issued upon exercise of options granted under the 2005 Plan, and 2,312,137 common shares remained available for issuance under the 2005 Plan.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company reserved 250,000 shares for such awards. As of June 30, 2009, there were 88,375 options outstanding under the Directors’ Plan and 161,625 shares available for future grant under the Directors Plan.

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

The Company has issued new shares in fulfillment of all option exercises and restricted share award vests for periods through June 30, 2009.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

A summary of the Company’s share option activity and related information for the year ended June 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Instinsic Value
Outstanding at the beginning of the period	4,303,607	$19.12
Granted	226,920	$30.41
Exercised	(807,198)	$14.95
Forfeited/cancelled	(201,693)	$25.98

Outstanding at the end of the period	3,521,636	$20.41	6.76	$78,410

Vested or expected to vest at the end of the period	3,431,044	$20.09	6.72	$77,466

Exercisable at the end of the period	2,512,806	$16.19	6.19	$66,515

The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on June 30, 2009.

A summary of the Company’s unvested restricted share unit activity and related information for the fiscal year ended June 30, 2009 is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	1,271,491	$31.36
Granted	224,533	28.37
Vested and distributed	(408,256)	30.84
Forfeited/cancelled	(96,662)	32.64

Unvested at the end of the period	991,106	$30.77

The Company had an aggregate of 2,473,762 common shares available for future award under all of its share-based compensation plans as of June 30, 2009.

The total fair value of shares vested during the fiscal year ended June 30, 2009, 2008 and 2007 was $12,589, $9,813, and $3,518, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 was $15,203, $16,870, and $54,763, respectively.

8. Employees’ Savings Plan

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the plan. Under the provisions of the plan, employees may voluntarily contribute up to 15% of eligible compensation, subject to IRS limitations. The Company matches 50% of each participant’s voluntary

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

contributions, subject to a maximum Company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over four years. The Company contributed and expensed $1,258, $988 and $608 in the years ended June 30, 2009, 2008 and 2007, respectively.

9. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2009	2008	2007
Current:
U.S. Federal	$4,766	$4,544	$1,388
U.S. State	2,234	781	368
Non-U.S.	3,062	965	(166)

Total current	10,062	6,290	1,590

Deferred:
U.S. Federal	(2,344)	(2,099)	(268)
U.S. State	(1,289)	(688)	(80)
Non-U.S.	(1,012)	758	1,638

	(4,645)	(2,029)	1,290

Total	$5,417	$4,261	$2,880

The following is a reconciliation of the standard U.S. statutory tax rate and the Company’s effective tax rate:

	Year Ended June 30,
	2009	2008	2007
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes	1.0%	0.3%	1.0%
Foreign rate differential	(25.8)%	(23.9)%	(24.4)%
Other	(0.3)%	(0.7)%	(1.0)%

Effective income tax rate	8.9%	9.7%	9.6%

The following is a summary of the Company’s income before taxes by geography:

	Year Ended June 30,
	2009	2008	2007
U.S.	$9,402	$8,068	$4,107
Non-U.S.	51,701	36,024	25,916

Total	$61,103	$44,092	$30,023

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities, which are primarily related to its United States subsidiary, for income taxes consist of the following at June 30, 2009 and 2008:

	Year Ended June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$887	$595
Depreciation and amortization	316	—
Accrued expenses	624	608
Shared-based compensation	6,259	2,641
Corporate minimum tax	378	210
R&D credit carryforwards	657	150

Total deferred tax assets	9,121	4,204

Deferred tax liabilities:
Depreciation	(3,099)	(2,827)

Net deferred taxes	$6,022	$1,377

The current portion of the net deferred taxes at June 30, 2009 and 2008 was an asset of $624 and $1,076, respectively, which is included in prepaid and other current assets in the accompanying consolidated balance sheets.

In assessing the realizability of deferred tax assets in accordance with SFAS No. 109, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under the guidance of SFAS No. 123(R), no valuation allowance has been recorded against the $6.3 million deferred tax asset associated with share-based compensation charges at June 30, 2009. However, in the future, if the underlying awards expire with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. Based on the weight of available evidence at June 30, 2009, management believes that it is more likely than not that all of its net deferred tax assets will be realized. The Company will continue to assess the realization of the deferred tax assets based on operating results.

At June 30, 2009, the Company had U.S. federal net operating loss carryforwards of approximately $868 that expire on dates up to and through the year 2021. The utilization of these net operating losses is subject to annual limitation under the change in share ownership rules of the Internal Revenue Code. The Company had foreign net operating loss carryforwards of approximately $1,895 that expire on dates up to and through 2027. In addition, the Company has approximately $747 of excess tax deductions related to stock-based compensation. The Company will realize the benefit of these excess tax deductions through increases to shareholders’ equity in the periods in which the losses are utilized to reduce tax payments.

At June 30, 2009, the Company had state research and development tax credits of $251 that expire at various dates through 2024.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

The Company has corporate minimum tax credit carryforwards and research and development tax credits in Canada of approximately $304 and $787, respectively that expire at various dates through 2019.

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

Balance at July 1, 2008	$850
Additions based on tax positions related to the current tax year	363
Additions based on tax positions related to prior tax years	276

Balance at June 30, 2009	$1,489

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,372 as of June 30, 2009. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties included in income tax expense for the year ended June 30, 2009 and 2008 were $75 and $27, respectively.

The Company does not anticipate the amount of unrecognized tax benefits to change materially over the next 12 months.

The Company is required to file income tax returns in the U.S. federal jurisdiction, the state of Massachusetts and multiple jurisdictions outside of the U.S. The Company’s U.S. federal tax returns for 2006 and subsequent years and the state tax returns for 2005 and subsequent years, remain open to examination by the tax authorities. In addition, the statute of limitations is not closed for non-U.S. tax jurisdictions, including the Netherlands, Spain and Canada which have tax years open to examination for 2004, 2005, 2006 and subsequent years, respectively.

10. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the chief executive officer. The Company views its operations and manages its business as one operating segment.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area:

	Year Ended June 30,
	2009	2008	2007
Revenues:
United States	$313,621	$249,017	$173,414
Non-United States	202,205	151,640	82,519

Total revenues	$515,826	$400,657	$255,933

	June 30,
	2009	2008
Long-lived assets (1):
Canada	$86,541	$71,486
Netherlands	85,230	67,153
Bermuda	17,880	14,681
United States	9,489	10,790
Jamaica	3,108	1,150
Switzerland	1,733	1,622
Spain	1,541	2,040
Other	129	—

Total	$205,651	$168,922

(1)	Excludes deferred tax assets of $7,035 and $2,956, respectively.

11. Commitments and Contingencies

Operating Lease Commitments

The Company is committed under operating leases for facilities expiring on various dates through 2017. Total lease expense for the years ended June 30, 2009, 2008 and 2007 were $6,331, $5,347 and $2,537, respectively.

Future minimum rental payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2009:

2010	$5,989
2011	6,168
2012	6,281
2013	6,198
2014	6,183
Thereafter	18,670

Total	$49,489

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

In connection with VistaPrint USA, Incorporated’s lease for approximately 202,000 square feet of office space in Lexington, Massachusetts, the lease requires a security deposit in the form of a letter of credit in the amount of $728. This amount is classified as restricted cash and is included in other assets in the consolidated balance sheet. Escalating rent payments and rent abatement are recognized on a straight-line basis over the term of the lease. In addition, the Company provided a customary indemnification to the lessor for certain claims that may arise under the lease. A maximum obligation is not explicitly stated, thus the potential amount of future maximum payments that might arise under this indemnification obligation cannot be reasonably estimated. The Company has not experienced any prior claims against similar lease indemnifications in the past and management has determined that the associated fair value of the liability is not material. As such, the Company has not recorded any liability for this indemnity in the accompanying consolidated financial statements. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably estimable and probable. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

In June 2009, VistaPrint Netherlands B.V.entered into a $1,100 Standby Letter of Credit (the Letter of Credit”) with JPMorgan. The Letter of Credit was obtained in compliance with the Company’s agreement with a vendor, the beneficiary of the Letter of Credit, which provides payment processing services. The Letter of Credit expires on August 23, 2013.

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

Based upon the Company’s historical experience and information known to the Company as of June 30, 2009, the Company believes its liability on the above guarantees and indemnities at June 30, 2009 is immaterial.

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

Purchase Commitments

At June 30, 2009, the Company had unrecorded commitments under contracts to expand the Canadian and Dutch production facilities and other facility related commitments of approximately $349, $1,615 and $1,790, respectively and to purchase production equipment for the Canadian and Dutch production facilities of approximately $5,699 and $3,320, respectively.

Legal Proceedings

On July 27, 2006, Vistaprint Technologies Limited, a wholly-owned subsidiary of the Company’s subsidiary Vistaprint Limited, filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of Vistaprint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in Vistaprint Technologies Limited’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009 and, on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. The Company is unable to express an opinion as to the likely outcome of such appeal.

On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents. On September 2, 2008, the Court granted Vistaprint Technologies Limited’s request for a stay. Subsequent to the Court’s decision, Vistaprint Technologies Limited submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office. The reexamination requests were granted in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but the Company believes that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The reexamination requests were granted in May and June 2009. The Company is unable to express an opinion as to the likely outcome of any such reexamination or of the underlying lawsuit.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on our Vistaprint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to Vistaprint customers on our Vistaprint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. Subsequent to the filing of the Texas complaint, on July 31, 2008, August 25, 2008, September 3, 2008, September 10, 2008 and September 11, 2008, nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey, the United States District Court, Southern District of Alabama, the United States District Court, District of Nevada, the United States District Court, District of Massachusetts, and the United States District Court, District of Florida, respectively, against the same Defendants, and in one case Vistaprint Limited, on behalf of different plaintiffs. The complaints in each of these nearly identical lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint but contain different state law claims. In addition, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed by a different plaintiff in the United States District Court, District of Massachusetts, against Vistaprint Limited, VistaPrint USA, Inc. and the Vertrue Defendants.

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

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

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

On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint, and on July 2, 2009 the Plaintiffs filed an Opposition to VistaPrint USA, Incorporated’s Motion to Dismiss. Following that, on July 24, 2009, VistaPrint USA, Incorporated filed a reply brief in support of its Motion to Dismiss.

The Company is unable to express an opinion as to the likely outcome of these actions.

On June 26, 2009, Vistaprint Limited, the Company’s wholly-owned subsidiary, and VistaPrint USA, Incorporated, a wholly-owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or VistaPrint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the named defendants are infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff is seeking declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages. This lawsuit is in its earliest stages and the Company is unable to express an opinion as to its likely outcome.

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

of a preliminary and permanent injunction, and damages. This lawsuit is in its earliest stages and the Company is unable to express an opinion as to its likely outcome.

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

12. Allowance for Doubtful Accounts

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2009, 2008 and 2007:

	Balance at Beginning of Period	Provision	Write- offs/ Recovery	Balance at End of Period
Year ended June 30, 2009	$213	$(41)	$0	$172
Year ended June 30, 2008	$148	$65	$0	$213
Year ended June 30, 2007	$50	$106	$8	$148

13. Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is effective for fiscal periods ending after June 15, 2009. The Company adopted SFAS 165 as of June 30, 2009. There was no cumulative effect of adoption related to SFAS 165 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. SFAS 165 establishes the period during which management of a reporting entity shall evaluate, the recognition criteria for and the disclosures an entity shall make about events or transactions that may occur subsequent to the balance sheet date. In accordance with SFAS 165 the Company evaluated subsequent events through the date these financial statements were filed.

Change of Domicile

On April 30, 2009, the Company announced that its Board of Directors approved a proposal to move the place of incorporation of the publicly-traded parent entity of the Vistaprint group of companies

VISTAPRINT LIMITED

(predecessor to Vistaprint N.V.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended June 30, 2009, 2008 and 2007

(in thousands, except share and per share data)

from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (nammlooze vennootschap) under the laws of the Netherlands on June 30, 2009, at a special court-ordered meeting of common shareholders held on August 6, 2009, the common shareholders of Vistaprint Limited approved a scheme of arrangement under Bermuda law. On August 31, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, each common share of Vistaprint Limited outstanding immediately before the transaction was effected was exchanged for one outstanding ordinary share of Vistaprint N.V.

As a result of the scheme of arrangement and the share exchange transaction, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly-owned subsidiary of Vistaprint N.V. In connection with consummation of the scheme of arrangement, Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards.

Vistaprint N.V.’s ordinary shares are registered under the Securities Exchange Act and Vistaprint N.V is subject to the same reporting requirements under the Securities Exchange Act to which the Vistaprint Limited was previously subject. Vistaprint N.V.’s ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol “VPRT”, the same exchange and the same symbol under which the Vistaprint Limited’s shares were previously listed and traded.

The Company does not expect that the Change of Domicile will have a material impact on how Vistaprint conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows. However, there is no guarantee that the Vistaprint group of companies will realize any benefits from the Change of Domicile and not suffer any adverse consequences.

14. Quarterly Financial Data (unaudited)

Year Ended June 30, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$114,232	$138,903	$127,523	$135,168
Cost of revenue	44,844	50,692	46,583	49,825
Net income	8,273	18,549	14,166	14,698
Net income per common share:
Basic	$0.19	$0.43	$0.34	$0.35

Diluted	$0.18	$0.42	$0.33	$0.33

Year Ended June 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$79,453	$105,017	$105,779	$110,408
Cost of revenue	29,752	39,896	40,960	43,514
Net income	6,879	11,169	11,453	10,330
Net income per common share:
Basic	$0.16	$0.25	$0.26	$0.23

Diluted	$0.15	$0.24	$0.25	$0.22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Vistaprint N.V.

We have audited Vistaprint Limited’s (predecessor to Vistaprint N.V.) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vistaprint Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vistaprint Limited maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vistaprint Limited as of June 30, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated August 31, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Boston, Massachusetts

August 31, 2009

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the Sections captioned “Our Supervisory Board,” “Our Management Board,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2009 Annual General Meeting of Shareholders (our “2009 Proxy Statement”).

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions, and to all of our employees. The text of our code of business conduct and ethics is available on our website at www.vistaprint.com. We did not waive any provisions of the code of business conduct and ethics during the fiscal year ended June 30, 2009. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference herein to our 2009 Proxy Statement under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to our 2009 Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to our 2009 Proxy Statement under the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference herein to our 2009 Proxy Statement under the section captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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

August 31, 2009	Vistaprint N.V.

	By:	/S/ ROBERT S. KEANE
Robert S. Keane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT S. KEANE Robert S. Keane	President and Chief Executive Officer (Principal executive officer)	August 31, 2009

/s/ MICHAEL GIANNETTO Michael Giannetto	Chief Financial Officer (Principal financial and accounting officer)	August 31, 2009

/s/ JOHN J. GAVIN, JR. John J. Gavin, Jr.	Director	August 31, 2009

/s/ PETER GYENES Peter Gyenes	Director	August 31, 2009

/s/ GEORGE M. OVERHOLSER George M. Overholser	Director	August 31, 2009

/s/ LOUIS PAGE Louis Page	Director	August 31, 2009

/s/ RICHARD RILEY Richard Riley	Director	August 31, 2009

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement between Vistaprint Limited and Vistaprint N.V. dated June 30, 2009 is incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 30, 2009

2.2

Scheme of Arrangement between Vistaprint Limited and the Scheme Shareholders, as defined therein, is incorporated by reference to Annex B to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 30, 2009

3.1	Articles of Association of Vistaprint N.V., as amended, is incorporated by reference to Annex E to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 30, 2009

10.1*	Amended and Restated 2000-2002 Share Incentive Plan, as amended, is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.2*	Form of Nonqualified Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.3*	Form of Incentive Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.4*	2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.5*

Amendment to 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on August 28, 2007

10.6*

Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007, filed with the SEC on January 31, 2008

10.7*	Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 21, 2007

10.8*

Form of Nonqualified Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007, filed with the SEC on January 31, 2008

10.9*

Form of Incentive Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.10*

Form of Restricted Share Unit Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007, filed with the SEC on January 31, 2008

10.11*	Executive Officer FY 2009 Bonus Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 7, 2008

Exhibit No.	Description
10.12*	Form of Executive Officer Indemnification Agreement is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.13*

Form of Indemnification Agreement between Vistaprint N.V. and each of the members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.14*

Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Robert S. Keane dated as of December 1, 2004 is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.15*

Amendment No. 1 to Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Robert S. Keane dated as of March 31, 2008 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on April 30, 2008

10.16*

Form of Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Janet F. Holian, dated as of December 1,2004 is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.17*

Amendment No. 1 to Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Janet F. Holian dated as of March 31, 2008 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on April 30, 2008

10.18*

Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Wendy Cebula dated as of January 3, 2007 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006, filed with the SEC on January 31, 2007

10.19*

Amendment No. 1 to Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Wendy Cebula dated as of March 31, 2008 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, filed with the SEC on April 30, 2008

10.20*

Form of Invention and Non-Disclosure Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Wendy Cebula and Michael Giannetto is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.21*

Form of Confidential Information and Non-Competition Agreement between VistaPrint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Wendy Cebula and Michael Giannetto is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.22

Executive Retention Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Michael Giannetto dated as of September 2, 2008 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008, filed with the SEC on October 29, 2008

10.23

Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of November 1, 2004 is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.24

First Amendment to Loan and Security Agreement between Comerica Bank and VistaPrint North American Services Corp. dated as of December 15, 2005 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 15, 2005

10.25

Third Amended and Restated Registration Rights Agreement dated as of August 30, 2004 by and among the Registrant and the other signatories thereto, as amended, is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

Exhibit No.		Description
10.26

Lease dated October 4, 2006 between VistaPrint USA, Incorporated and Ledgemont Research Park Associates II L.P. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006

10.27		Unconditional Guaranty dated October 4, 2006 by Vistaprint Limited is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006

10.28

Credit Agreement dated October 24, 2003 between VistaPrint B.V. and ABN AMRO Bank N.V., as amended, is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.29

Assumption Agreement between Vistaprint Limited and Vistaprint N.V. dated June 30, 2009 is incorporated by reference to Annex F to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 30, 2009

10.30	*

Transition Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Anne S. Drapeau dated April 3, 2008 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 7, 2008.

10.31	*

Transition Agreement among VistaPrint USA, Incorporated, Vistaprint Limited and Harpreet Grewal dated May 13, 2008 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 15, 2008.

21.1		Subsidiaries of Vistaprint N.V.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement.