Form 10-Q
period 2009-09-30
VISTAPRINT N.V.
filed 2009-10-30
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 000-51539

VISTAPRINT N.V.

(Exact Name of Registrant as Specified in its Charter)

The Netherlands	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Hudsonweg 8

5928 LW Venlo

The Netherlands

(Address of Principal Executive Offices, Including Zip Code)

31-77-850-7700

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

As of October 27, 2009, there were outstanding 43,102,884 ordinary shares of the registrant, par value €.01 per share.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Vistaprint N.V., a Dutch limited liability company (nammlooze vennootschap), as successor to Vistaprint Limited., a company incorporated under the laws of Bermuda. Pursuant to a scheme of arrangement under Bermuda law described in Part I, Item 1, “Note 1—Change of Domicile,” on August 31, 2009 all of the previously outstanding common shares of Vistaprint Limited were cancelled and each holder of cancelled Vistaprint Limited common shares received ordinary shares of Vistaprint N.V. As a result of the scheme of arrangement and share exchange transaction, Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V. Pursuant to Rule 12g-3 under the Exchange Act, Vistaprint N.V. is filing this Quarterly Report on Form 10-Q, which includes the full three months ended September 30, 2009 including the activity of Vistaprint Limited before the succession, as the successor issuer for reporting purposes under the Exchange Act.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	September 30, 2009	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$141,445	$133,988
Accounts receivable, net of allowances of $165 and $172	8,449	5,672
Inventory	5,421	4,384
Prepaid expenses and other current assets	18,618	12,819

Total current assets	173,933	156,863
Property, plant and equipment, net	212,052	193,622
Software and web site development costs, net	6,750	6,754
Deferred tax assets	7,041	7,035
Other assets	8,549	5,275

Total assets	$408,325	$369,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,668	$11,347
Accrued expenses	53,945	43,724
Deferred revenue	4,732	3,393
Current portion of long-term debt	7,398	8,349

Total current liabilities	86,743	66,813
Deferred tax liabilities	1,637	1,637
Other liabilities	5,318	5,100
Long-term debt	4,889	10,465

Total Liabilities	98,587	84,015

Commitments and contingencies (Note 7)
Shareholders’ equity :
Ordinary shares, par value €0.01 per share, and Common shares, par value $0.001 per share, respectively; 120,000,000 and 500,000,000 shares authorized, respectively; 44,948,991 and 44,675,223 shares issued and 43,061,893 and 42,805,811 shares outstanding, respectively	629	45
Treasury shares, at cost, 1,887,098 and 1,869,412, respectively	(30,787)	(29,881)
Additional paid-in capital	221,257	212,864
Retained earnings	111,760	98,784
Accumulated other comprehensive income	6,879	3,722

Total shareholders’ equity	309,738	285,534

Total liabilities and shareholders’ equity	$408,325	$369,549

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2009	2008

Revenue	$145,091	$114,232
Cost of revenue (1)	52,865	44,844
Technology and development expense (1)	17,672	13,808
Marketing and selling expense (1)	46,533	34,801
General and administrative expense (1)	13,615	10,948

Income from operations	14,406	9,831
Interest income	130	728
Other income (expense), net	188	(941)
Interest expense	383	380

Income before income taxes	14,341	9,238
Income tax provision	1,365	965

Net income	$12,976	$8,273

Basic net income per share	$0.30	$0.19

Diluted net income per share	$0.29	$0.18

Weighted average shares outstanding—basic	42,924,751	44,379,680

Weighted average shares outstanding—diluted	44,797,724	46,014,442

(1)	Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2009	2008
Cost of revenue	$197	$196
Technology and development expense	1,470	1,264
Marketing and selling expense	1,123	1,037
General and administrative expense	2,520	2,991

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Three Months Ended September 30,
	2009	2008

Operating activities
Net income	$12,976	$8,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,314	8,058
Loss on disposal or impairment of long-lived assets	140	—
Share-based compensation expense	5,310	5,488
Tax benefits derived from share-based compensation awards	(704)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,781)	(1,282)
Inventory	(941)	(359)
Prepaid expenses and other assets	(8,634)	(803)
Accounts payable	5,180	4,338
Accrued expenses and other liabilities	11,589	4,882

Net cash provided by operating activities	32,449	28,595

Investing activities
Purchases of property, plant and equipment	(20,070)	(14,249)
Purchases of marketable securities	—	(1,110)
Sales and maturities of marketable securities	100	11,777
Capitalization of software and website development costs	(1,675)	(1,573)

Net cash used in investing activities	(21,645)	(5,155)

Financing activities
Repayments of long-term debt	(6,729)	(826)
Payment of withholding taxes in connection with vesting of restricted share units	(1,243)	(620)
Tax benefits derived from share-based compensation awards	704	—
Proceeds from issuance of shares	3,371	2,933

Net cash (used in) provided by financing activities	(3,897)	1,487
Effect of exchange rate changes on cash	550	(726)

Net increase in cash and cash equivalents	7,457	24,201
Cash and cash equivalents at beginning of period	133,988	103,145

Cash and cash equivalents at end of period	$141,445	$127,346

See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited in thousands, except share and per share data)

1. Description of Business

The Vistaprint group of companies (the “Company”) offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards, website hosting, brochures and invitations to marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides similar products and services to the consumer market.

Change of Domicile

On August 31, 2009, the Company moved its place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (nammlooze vennootschap) under the laws of the Netherlands on June 30, 2009, and at a special court-ordered meeting of common shareholders held on August 6, 2009, the common shareholders of Vistaprint Limited approved a scheme of arrangement under Bermuda law. On August 31, 2009, after receipt of the approval of the scheme of arrangement by the Supreme Court of Bermuda and the satisfaction of certain other conditions, the transactions contemplated by the scheme of arrangement were effected. Pursuant to the scheme of arrangement, among other things, each common share of Vistaprint Limited was exchanged for one ordinary share of Vistaprint N.V.

As a result of the scheme of arrangement and the share exchange transaction, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V. The par value of the Company’s common shares increased from $0.001 per share to €0.01 per share (or $0.014 based on an exchange rate in effect on August 31, 2009). In connection with consummation of the scheme of arrangement, Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards. Additionally, 120,000,000 preferred shares with a par value of €0.01 per share were authorized, of which no preferred shares were issued or outstanding.

The change of domicile described above (the “Change of Domicile”) did not have and is not expected to have a material impact on how Vistaprint conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other period. The condensed consolidated balance sheet at June 30, 2009 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company has evaluated all subsequent events through October 30, 2009, the date the financial statements were issued, and no subsequent events were identified.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares or ordinary shares, as applicable, outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (RSUs) using the treasury stock method. Ordinary share equivalents of 806,678 and common share equivalents of 1,781,777 were excluded from the determination of potentially dilutive shares for the three months ended September 30, 2009 and 2008, respectively, due to their anti-dilutive effect.

The following table sets forth the reconciliation of basic and diluted shares outstanding:

	Three Months Ended September 30,
	2009	2008

Denominator:
Weighted average shares outstanding, basic	42,924,751	44,379,680
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs	1,872,973	1,634,762

Shares used in computing diluted net income per share	44,797,724	46,014,442

Share-Based Compensation

During the three months ended September 30, 2009 and 2008, the Company recorded share-based compensation costs of $5,310 and $5,488, respectively. Share-based compensation costs capitalized as part of software and website development costs were $144 and $235 for the three months ended September 30, 2009 and September 30, 2008, respectively.

At September 30, 2009, there was $42,694 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.4 years.

Income Taxes

As of June 30, 2009, the Company had unrecognized tax benefits, including interest and penalties, of approximately $1,489, which will reduce the effective tax rate when recognized. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. There have been no significant changes to these amounts during the three months ended September 30, 2009.

The Company is required to file income tax returns in the U.S federal tax jurisdiction, the state of Massachusetts, and multiple jurisdictions outside of the U.S. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. The Company’s U.S. federal tax returns for 2006 and subsequent years and the state tax returns for 2005 and subsequent years, remain open to examination by the tax authorities. In addition, the statute of limitations is not closed for non-U.S. tax jurisdictions, including the Netherlands, Spain, and Canada which have tax years open to examination for 2004, 2005, 2006 and subsequent years, respectively.

Derivative Instruments and Hedging Activities

The disclosure requirements for derivatives and hedging activities are intended to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. These requirements include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges of forecasted purchases is recorded in Accumulated Other Comprehensive Income (“AOCI”). The gains and losses will be reclassified into earnings in the same period that the hedged item affects earnings. The ineffective portion of the change in fair value of derivatives, as well as amounts excluded from the assessment of hedge effectiveness, if any, are recognized directly in earnings.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 805 Business Combinations that will require all assets and liabilities of an acquired business to be recorded at their fair values in all business combinations (whether full, partial or step acquisitions). Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. Acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the Company’s existing accounting policy for restructuring costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 810 Consolidation that requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest is required to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 810 Consolidation that require the Company to revise evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 Multiple-Deliverable Revenue Arrangements amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has not yet determined the impact on its consolidated financial statements.

ASU 2009-14 Certain Revenue Arrangements that Include Software Elements amends ASC Subtopic 985-605 Software-Revenue Recognition, which addresses the accounting for revenue transactions involving software, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

3. Fair Value Measurements

Carrying amounts of financial instruments held by the Company, which include cash equivalents, marketable securities, accounts receivable, accounts payable, debt and accrued expenses approximate fair value due to the short period of time to maturity of those instruments.

Effective July 1, 2009, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has not valued any non-financial assets at fair value, accordingly, there was no cumulative effect of adoption and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The adoption will impact future evaluations of impairment of long-lived assets.

The Company uses a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The fair value of these financial assets was determined using the following inputs at September 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$141,445	$141,445	$—	$—
Currency contracts	28	—	28	—
Long-term investments (1)	660	—	—	660

Total assets recorded at fair value	$142,133	$141,445	$28	$660

(1)	Long-term investments consist of an auction rate security.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) at September 30, 2009:

Balance at June 30, 2009	$760
Maturities	(100)

Balance at September 30, 2009	$660

Cash Flow Hedge of Currency Exchange Risk

The Company is exposed to fluctuations in various currencies against its reporting currency, the US dollar. During the three months ended September 30, 2009, the Company’s Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency and were designated and qualify as cash flow hedges at inception. As of September 30, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is nine months.

As of September 30, 2009, the fair value of the Company’s derivative currency contracts of $28 is recorded in prepaids and other current assets and the related unrealized gain has been recognized in AOCI for the effective portion of the hedge. The cash flow hedge was considered to be highly effective and no amounts have been reclassified into earnings during the three months ended September 30, 2009. It is expected that net gains in AOCI relating to the currency forwards reclassified into depreciation expense during the year ended June 30, 2010, if any, will be immaterial.

The Company has no credit-risk-related contingent features in any of its agreements with its derivative counterparties.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income:

	Three Months Ended September 30,
	2009	2008
Net income	$12,976	$8,273
Unrealized loss on marketable securities	—	(137)
Unrealized gain on cash flow hedge, net of tax of $9	19	—
Change in cumulative foreign currency translation adjustments	3,138	(4,637)

Comprehensive income	$16,133	$3,499

5. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the chief executive officer. The Company currently views its operations and manages its business as one operating segment.

The Company is in the process of reorganizing the business into operating segments on a geographical basis, however, separate discrete financial information is not yet available or regularly reviewed by the chief operating decision maker to make decisions on how to allocate resources and assess performance at such a level. As a result, there has been no change in the Company’s identification of operating segments as of September 30, 2009 and through the date the financial statements were issued. The Company believes that this change may take place during its fiscal year 2010.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area:

	Three Months Ended September 30,
	2009	2008
Revenues:
United States	$85,311	$70,863
Non-United States	59,780	43,369

Total revenues	$145,091	$114,232

	September 30, 2009	June 30, 2009
Long-lived assets (1):
Canada	$94,374	$86,541
Netherlands	93,217	85,230
Bermuda	17,118	17,880
United States	10,856	9,489
Jamaica	5,486	3,108
Switzerland	2,153	1,733
Spain	1,917	1,541
Australia	1,155	—
Other	1,075	129

	$227,351	$205,651

(1)	Excludes deferred tax assets of $7,041 and $7,035, respectively.

6. Long-Term Debt

As of September 30, 2009 and June 30, 2009, the Company had total long-term debt of $12,287 and $18,814, respectively. During the three months ended September 30, 2009, the remaining balance of the Company’s euro revolving credit agreement was paid in full. The total payment was $6,064, including $141 of interest and pre-payment penalties.

7. Commitments and Contingencies

Purchase Commitments.

At September 30, 2009, the Company had unrecorded commitments under contracts to expand its Canadian production facility, purchase land for its Australian production facility, and other facility related commitments of approximately $21,599, $5,537, and $2,021, respectively, and to purchase production equipment for its Australian, Canadian and Dutch production facilities of approximately $7,028, $2,313 and $2,386, respectively.

Legal Proceedings

On July 27, 2006, Vistaprint Technologies Limited, a wholly owned subsidiary of our subsidiary Vistaprint Limited, filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of Vistaprint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in Vistaprint Technologies Limited’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009, and on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. The Company is unable to express an opinion as to the likely outcome of such appeal.

On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents, and the Court granted Vistaprint Technologies Limited’s request for a stay on September 2, 2008. Vistaprint Technologies Limited then submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office, which granted the Company’s request in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but the Company believes that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The reexamination requests were granted in May and June 2009. The Company is unable to express an opinion as to the likely outcome of any such reexamination or of the underlying lawsuit.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on the Company’s Vistaprint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to the Company’s customers on the Company’s Vistaprint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. Subsequent to the filing of the Texas complaint, in July, August and September 2008, several nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey, the United States District Court, Southern District of Alabama, the United States District Court, District of Nevada, the United States District Court, District of Massachusetts, and the United States District Court, District of Florida against the same Defendants, and in one case VistaPrint Limited, on behalf of different plaintiffs. The complaints in each of these nearly identical lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint but contain different state law claims. In addition, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed by a different plaintiff in the United States District Court, District of Massachusetts, against VistaPrint Limited, VistaPrint USA, Inc. and the Vertrue Defendants.

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

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

In response to opposing motions filed by the plaintiffs and the Defendants, on December 11, 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all of the outstanding cases to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. As a result of the ruling of the Judicial Panel on Multidistrict Litigation, on March 2, 2009 four of the existing plaintiffs filed a Consolidated Complaint with the United States District Court for the Southern District of Texas. On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint.

On August 31, 2009, the United States District Court for the Southern District of Texas dismissed all of the claims against the Defendants and ruled on substantive grounds that the Defendants had not violated any of the statutes or common law claims cited by the plaintiffs. In September 2009, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals in Texas. The Company cannot express an opinion as to the likely outcome of the appeal.

On June 26, 2009, Vistaprint Limited, the Company’s wholly owned subsidiary, and VistaPrint USA, Incorporated, a wholly owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or VistaPrint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the named defendants are infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff is seeking declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages. This lawsuit is in its earliest stages and the Company is unable to express an opinion as to its likely outcome.

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry of a preliminary and permanent injunction, and damages. This lawsuit is in its earliest stages and the Company is unable to express an opinion as to its likely outcome.

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

Executive Overview

In the quarter ended September 30, 2009, we reported 27% revenue growth over the same quarter in 2008 to revenue of $145.1 million, and 61% diluted earnings per share (“EPS”) growth over the same quarter in 2008 to EPS of $0.29.

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

Provide “All Things Marketing” for Small Businesses

We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During the first quarter of fiscal year 2010, we added personalized notebooks, mugs, and other offerings. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer support and design services, and our value proposition, we seek to increase the number of products purchased by each customer.

Expand Geographic Reach

For the three months ended September 30, 2009, revenue generated from non-United States websites accounted for approximately 41% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened a European marketing office in Barcelona, Spain in January 2007 to focus on the implementation of our European growth initiatives. We currently serve Australia, New Zealand and Japan from our North American and European locations, but have announced plans to open production and marketing facilities in Australia. We intend to continue geographic expansion of our marketing efforts and customer service capabilities. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

Home & Family

Although we expect to maintain our primary focus on the small business market, we believe that our customer support, sales and design services, and low production costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market, and we believe that the economies of scale provided by our large print order volumes and integrated design and production facilities will enable us to profitably grow our consumer business. During the first quarter of fiscal year 2010, we added personalized notebooks, mugs, photo flip books and photo books to our list of offerings that appeal to consumers.

Recent Developments

On August 31, 2009, we effected the Change of Domicile, pursuant to which we effectively moved the place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Pursuant to the Change of Domicile, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V, and Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards.

On July 1, 2009, Robert Keane, our chief executive officer, relocated to a new office in Paris, France, which will operate as Vistaprint SARL under the French headquarters regime (quartiers généraux) tax regime. Other activities that will be located in our Paris headquarters include corporate strategy, talent development and corporate communications.

The Change of Domicile and the establishment of our Paris headquarters did not have and are not anticipated to have a material impact on how we conduct our day-to-day operations, consolidated effective tax rate or our financial position, results of operations or cash flows.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2009	2008
Consolidated Statement of Operations Data: As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	36.4%	39.3%
Technology and development expense	12.2%	12.1%
Marketing and selling expense	32.1%	30.4%
General and administrative expense	9.4%	9.6%

Income from operations	9.9%	8.6%
Interest income	0.1%	0.5%
Other income (expense), net	0.1%	(0.8)%
Interest expense	0.3%	0.3%

Income before income taxes	9.8%	8.0%
Income tax provision	0.9%	0.8%

Net income	8.9%	7.2%

Comparison of the Three Month Periods Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008	2009-2008 % Change
Revenue	$145,091	$114,232	27.0%
Cost of revenue	$52,865	$44,844	17.9%
% of revenue	36.4%	39.3%

Revenue. We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain digital services, such as website hosting and graphic design services. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. For the quarters ended September 30, 2009 and 2008, we generated approximately $5.1 million and $7.0 million, respectively, of our revenue from these third-party referral fees. By the quarter ending December 31, 2010, we expect that referral fee revenue from all sources will account for between 2% and 4% of our total quarterly revenues. Of that amount, we expect that quarterly referral fee revenue from membership discount programs will decline in absolute dollar terms, including possibly to as low as zero. Referral fee revenue from membership discount programs for the quarters ended September 30, 2009 and 2008 was approximately 2.3% and 5.1% of our total revenues, respectively.

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

Total revenue for the three months ended September 30, 2009 increased 27% to $145.1 million from the three months ended September 30, 2008, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was driven by increases in website sessions, which grew by 39% to 65.1 million. This was partially offset by a 7% decrease in conversion rates to 6.4%. In addition, the stronger U.S. dollar negatively impacted our revenue growth by approximately 4% as compared to the three months ended September 30, 2008. Our average order value remained consistent at approximately $34.

As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Bookings from repeat customers accounted for 67% of total bookings for the three months ended September 30, 2009 as compared to 66% of total bookings for the three months ended September 30, 2008. Revenue from our non-United States websites accounted for 41% of total revenues for the three months ended September 30, 2009 as compared to 38% of total revenues for the three months ended September 30, 2008.

Cost of revenue

Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of equipment used in the production process and in support of digital service offerings, shipping and postage costs, and other miscellaneous related costs of products sold by us.

The increase in cost of revenue for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to the production costs associated with the increased volume of shipments of products during this period. The decrease in the cost of revenue as a percentage of total revenue for three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily driven by reductions in shipping costs, improved pricing agreements in relation to purchases of materials and a weaker Canadian dollar, which positively impacted the raw material and labor costs of our Canadian production operations, and productivity improvements at our manufacturing locations. In addition, shifts in product mix, including an increase in sales of digital services, partially offset by a decrease in referral revenue, contributed to a decrease in cost of revenue as a percentage of sales.

	Three Months Ended September 30,
	2009	2008	2009-2008 % Change
Technology and development expense	$17,672	$13,808	28.0%
% of revenue	12.2%	12.1%
Marketing and selling expense	$46,533	$34,801	33.7%
% of revenue	32.1%	30.4%
General and administrative expense	$13,615	$10,948	24.4%
% of revenue	9.4%	9.6%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for software and manufacturing engineering, content development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs. However, depreciation expense for information technology equipment that directly supports the delivery of our digital services products is not included in this category as this depreciation expense is included in our cost of revenue.

The increase in our technology and development expenses of $3.9 million for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to increased payroll and benefit costs of $2.4 million associated with increased employee hiring in our technology development and information technology support organizations. At September 30, 2009, we employed 314 employees in these organizations compared to 282 employees at September 30, 2008. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting services of $0.7 million and increased other expenses of $0.6 million for the three months ended September 30, 2009 as compared to the same period in 2008.

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in sales, marketing, customer support and public relations activities; and third party payment processor and credit card fees.

The increase in our marketing and selling expenses of $11.7 million for the three months ended September 30, 2009 as compared to the same period in 2008 was driven primarily by increases of $8.7 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $2.3 million. During this period, we continued to expand our marketing organization and our design, sales and services center. At September 30, 2009, we employed 695 employees in these organizations compared to 631 employees at September 30, 2008. In addition, payment processing fees paid to third-parties increased by $0.7 million during the three months ended September 30, 2009 as compared to the same period in 2008 due to increased order volumes.

General and administrative expense

General and administrative expense consists primarily of general corporate costs, including third party professional fees and payroll and related expense of employees involved in finance, accounting, human resource and general executive management. Third party professional fees include accounting, legal, recruiting, insurance and organizational consulting service fees.

The increase in our general and administrative expenses of $2.7 million for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to increased payroll and benefit costs of $1.1 million resulting from the continued growth of our executive management, finance and human resource organizations, and increased third-party professional fees of $1.8 million related to ongoing litigation, the execution of our Change of Domicile and other general and administrative activities. These increases were offset by decreased share-based compensation costs of $0.5 million resulting from a share-based payment charge related to a departing employee in the prior-year period. At September 30, 2009, we employed 156 employees in these organizations compared to 142 employees at September 30, 2008.

Interest income

Interest income, which consists of interest income earned on cash and cash equivalents, decreased $0.6 million to $0.1 million for the three months ended September 30, 2009 from $0.7 million generated in the same period in 2008. The decrease was primarily due to lower interest rate yields on our investments.

Other income (expense), net

Other income (expense), net, which primarily consists of gains and losses from currency exchange transactions, changed to $0.2 million of income for the three months ended September 30, 2009 as compared to $0.9 million of expense for the same period in 2008. The change was driven by the weakening of the U.S. dollar.

Interest expense

Interest expense, which consists of interest and other related fees paid to financial institutions on outstanding balances on our credit facilities, was approximately $0.4 million for the three months ended September 30, 2009 and 2008, respectively. As a result of our early repayment of $5.9 million of our debt, we incurred $0.1 million in prepayment penalties. We expect that interest expense will decline in future periods as a result of our early repayment of debt.

Income tax provision

	Three Months Ended September 30,
	2009	2008
Income taxes:
Income tax provision	$1,365	$965
Effective tax rate	9.5%	10.4%

For the three months ended September 30, 2009 and 2008, our tax expense primarily consisted of tax provisions for our global operating subsidiaries in taxable jurisdictions. The taxable income from these operating subsidiaries is a function of their level of costs incurred and charged to other entities in the Vistaprint group of companies under transfer pricing agreements. The resulting tax liability in each jurisdiction is incurred regardless of whether the consolidated group is profitable. The decrease in the effective tax rate in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to a geographic shift in profits, resulting in increased profits residing in jurisdictions with lower tax rates.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Three Months Ended September 30,
	2009	2008

Capital expenditures	$(20,070)	$(14,249)
Software and website development costs	(1,675)	(1,573)
Depreciation and amortization	10,314	8,058
Cash flows provided by operating activities	32,449	28,595
Cash flows used in investing activities	(21,645)	(5,155)
Cash flows (used in) provided by financing activities	(3,897)	1,487

At September 30, 2009, we had $141.4 million of cash and cash equivalents primarily consisting of money market funds. During the quarter ended September 30, 2009, we financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities in the three months ended September 30, 2009 was $32.4 million and consisted of net income of $13.0 million, positive adjustments for non-cash items of $15.1 million and $4.4 million provided by working capital and other activities. Adjustments for non-cash items included $10.3 million of depreciation and amortization expense on property and equipment and software and website development costs, $5.3 million of share-based compensation expense, and $0.1 million of long-lived assets disposals or impairment, offset in part by $0.7 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities primarily consisted of an increase of $11.6 million in accrued expenses and other liabilities and an increase of $5.2 million in accounts payable, offset by an increase of $8.6 million in prepaid expenses and other assets, an increase in accounts receivable of $2.8 million and an increase in inventory of $0.9 million.

Cash provided by operating activities in the three months ended September 30, 2008 was $28.6 million and consisted of net income of $8.3 million, positive adjustments for non-cash items of $13.5 million and $6.8 million provided by working capital and other activities. Adjustments for non-cash items included $8.1 million of depreciation and amortization expense on property and equipment and software and website development costs and $5.5 million of share-based compensation expense. The change in working capital and other activities primarily consisted of an increase of $4.9 million in accrued expenses and other liabilities and an increase of $4.3 million in accounts payable, offset by an increase of $0.8 million in prepaid expenses and other assets, an increase in accounts receivable of $1.3 million and an increase in inventory of $0.4 million.

Investing Activities. Cash used in investing activities in the three months ended September 30, 2009 of $21.6 million consisted primarily of capital expenditures of $20.1 million and capitalized software and website development costs of $1.7 million, partially offset by $0.1 million of investment maturities. Capital expenditures of $8.4 million were related to the purchase of manufacturing and automation equipment for our production facilities, $7.2 million were related to the purchase of land and facilities and $4.5 million were related to purchases of other assets including information technology infrastructure and office equipment.

Cash used in investing activities in the three months ended September 30, 2008 of $5.2 million consisted primarily of capital expenditures of $14.2 million and capitalized software and website development costs of $1.6 million partially offset by net sales of marketable securities of $10.7 million. Capital expenditures of $7.3 million were related to the purchase of land and facilities, $4.6 million were related to the purchase of manufacturing and automation equipment for our production facilities and $2.3 million were related to purchases of other assets including information technology infrastructure and office equipment.

Financing Activities. Cash used in financing activities in the three months ended September 30, 2009 of $3.9 million was primarily attributable to net payments in connection with our loan facilities of $6.7 million including payment of the remaining principal balance of the euro revolving credit agreement in the Company’s Dutch subsidiary in the amount of $5.9 million and the use of $1.2 million to pay minimum withholding taxes related to the vesting of RSUs granted and ordinary shares withheld under our equity incentive plans, partially offset by the issuance of ordinary shares pursuant to share option exercises of $3.4 million and tax benefits derived from share-based compensation awards of $0.7 million.

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

Contractual Obligations

Contractual obligations at September 30, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (excluding interest)	$12,287	$7,398	$4,889	$—	$—
Operating lease obligations	48,188	6,092	12,548	12,430	17,118

Total	$60,475	$13,490	$17,437	$12,430	$17,118

Long-Term Debt. In November 2004, we established an $11.0 million credit facility with Comerica Bank—Canada. The borrowings were used to finance new printing equipment purchases and the construction of our production facility located near Windsor, Ontario, Canada. The loan is payable in monthly installments beginning November 1, 2005, plus interest, with the remaining balance of $5,960 to be paid on November 1, 2009. On December 1, 2005, the interest rates for the equipment term loan and the construction loan were fixed at 6.47% and 6.37%, respectively, over the remaining terms of the loans. At September 30, 2009, there was $6.1 million outstanding under this credit facility.

In December 2005, we amended our existing credit agreement with Comerica Bank to include an additional $10.0 million equipment term loan. The borrowings have been used to finance printing equipment purchases for the Windsor production facility. The loan is payable in monthly installments beginning December 1, 2006 and continuing through 2010, plus interest, with the remaining balance of $4,667 to be paid in December 2010. Interest on the loan was based, at our election at the beginning of the applicable period, on a LIBOR rate plus 3.00%, or Comerica’s prime rate plus 0.5%, or a fixed rate option. As of September 30, 2009, the interest rates on the various borrowings to date under the term loan have been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50% and there was $6.2 million outstanding under this term loan.

During the three months ended September 30, 2009, the remaining balance of our euro revolving credit agreement was paid in full. The total payment was $6,064, including $141 of interest and pre-payment penalties.

Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At September 30, 2009, we had unrecorded commitments under contracts to expand our Canadian production facility, purchase land for our Australian production facility, and other facility related commitments of approximately $21,599, $5,537, and $2,021, respectively, and to purchase production equipment for our Australian, Canadian and Dutch production facilities of approximately $7,028, $2,313 and $2,386, respectively.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 805 Business Combinations that will require all assets and liabilities of an acquired business to be recorded at their fair values in all business combinations (whether full, partial or step acquisitions). Certain forms of contingent consideration and certain acquired contingencies will also be recorded at fair value at the acquisition date. Acquisition costs will be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the Company’s existing accounting policy for restructuring costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties will be recognized as income tax expense or benefit. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 810 Consolidation that requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest is required to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 810 Consolidation that require the Company to revise evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 Multiple-Deliverable Revenue Arrangements amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has not yet determined the impact on its consolidated financial statements.

ASU 2009-14 Certain Revenue Arrangements that Include Software Elements amends ASC Subtopic 985-605 Software-Revenue Recognition, which addresses the accounting for revenue transactions involving software, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended September 30, 2009 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and investments. At September 30, 2009, we had unrestricted cash and cash equivalents, primarily invested in money market funds, totaling $141.4 million and a long-term investment in a municipal auction rate security totaling $0.7 million. These amounts are held for working capital purposes, we do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our investments at September 30, 2009.

Foreign Currency Exchange Rate Risk. As we conduct business in multiple international currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar. Fluctuations in exchange rates can positively or negatively affect our revenue and profits. Our subsidiaries in the Netherlands, Spain, France and Tunisia have the euro as their functional currency. Our subsidiaries in Switzerland and Australia have the Swiss franc and Australian dollar as their functional currency, respectively. Each of these subsidiaries translates their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. Transaction gains and losses generated from revenue and operating expenses in currencies other than the functional currency of a subsidiary and remeasurement of assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the statement of income. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other income (expense), net on the statement of income. During the three months ended September 30, 2009, our Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency.

We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the U.S. dollar, would have resulted in an increase of $1.0 million on our income before taxes for the three months ended September 30, 2009. A similar decrease in exchange rates of 10%, or strengthening of the U.S. dollar, would have resulted in a decrease of $1.1 million on our income before taxes for the three months ended September 30, 2008. These hypothetical 10% changes in U.S. dollar currency exchange rates would have resulted in an immaterial change in the fair value of our currency forward agreements at September 30, 2009.

Currency transaction gains (losses) included in other income (expense), net were $0.2 million and $(0.9) million for the three months ended September 30, 2009 and 2008, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in the SEC’s rules, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended September 30, 2009, we implemented certain modules of a new company wide Enterprise Resource Planning system that provides an integrated solution for transaction processing, consolidation, and reporting. No other change in our internal control over financial reporting (as defined in the SEC’s rules) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 27, 2006, Vistaprint Technologies Limited, a wholly owned subsidiary of our subsidiary Vistaprint Limited, filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of Vistaprint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in Vistaprint Technologies Limited’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009, and on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. We are unable to express an opinion as to the likely outcome of such appeal.

On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents, and the Court granted Vistaprint Technologies Limited’s request for a stay on September 2, 2008. Vistaprint Technologies Limited then submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office, which granted our request in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-suit. The name of the client who engaged the firm to prepare and file the reexamination requests was not disclosed by the firm, but we believe that the client was either Taylor Corporation or an affiliate of Taylor Corporation. The reexamination requests were granted in May and June 2009. We are unable to express an opinion as to the likely outcome of any such reexamination or of the underlying lawsuit.

On July 29, 2008, a purported class action lawsuit was filed in the United States District Court for the Southern District of Texas (the “Texas Complaint”) against VistaPrint Corp., VistaPrint USA, Inc., Vertrue, Inc. and Adaptive Marketing, LLC (collectively, the “Defendants”). Adaptive Marketing, LLC is a Vertrue, Inc. company that provides subscription-based membership discount programs, including programs that are offered on our Vistaprint.com website (Vertrue, Inc. and Adaptive Marketing, LLC are sometimes collectively referred to herein as the “Vertrue Defendants”). The Texas Complaint alleges that the Defendants violated, among other statutes, the Electronic Funds Transfer Act, the Electronic Communications Privacy Act, the Texas Deceptive Trade Practices-Consumer Protection Act and the Texas Theft Liability Act, in connection with certain membership discount programs offered to our customers on our Vistaprint.com website. The Texas Complaint also seeks recovery for unjust enrichment, conversion, and similar common law claims. Subsequent to the filing of the Texas complaint, in July, August and September 2008, several nearly identical purported class action lawsuits were filed in the United States District Court, District of New Jersey, the United States District Court, Southern District of Alabama, the United States District Court, District of Nevada, the United States District Court, District of Massachusetts, and the United States District Court, District of Florida against the same Defendants, and in one case VistaPrint Limited, on behalf of different plaintiffs. The complaints in each of these nearly identical lawsuits include substantially the same purported Federal and common law claims as the Texas Complaint but contain different state law claims. In addition, on August 28, 2008, a purported class action lawsuit asserting substantially the same Federal and common law claims as the Texas Complaint, but containing a state law claim under the Massachusetts Unfair Trade Practices Act, was filed by a different plaintiff in the United States District Court, District of Massachusetts, against VistaPrint Limited, VistaPrint USA, Inc. and the Vertrue Defendants.

Among other allegations, the plaintiffs in each action claim that after ordering products on our Vistaprint.com website they were enrolled in certain membership discount programs operated by the Vertrue Defendants and that monthly subscription fees for the programs were subsequently charged directly to the credit or debit cards they used to make purchases on Vistaprint.com, in each case purportedly without their knowledge or authorization. The plaintiffs also claim that the Defendants failed to disclose to them that the credit or debit card information they provided to make purchases on Vistaprint.com would be disclosed to the Vertrue Defendants and would be used to pay for monthly subscriptions for the membership discount programs. The plaintiffs have requested that the Defendants be enjoined from engaging in the practices complained of by the plaintiffs. They also are seeking an unspecified amount of damages, including statutory and punitive damages, as well as pre-judgment and post-judgment interest and attorneys“ fees and costs for the purported class.

In response to opposing motions filed by the plaintiffs and the Defendants, on December 11, 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all of the outstanding cases to the United States District Court for the Southern District of Texas for coordinated pretrial proceedings. As a result of the ruling of the Judicial Panel on Multidistrict Litigation, on March 2, 2009 four of the existing plaintiffs filed a Consolidated Complaint with the United States District Court for the Southern District of Texas. On April 17, 2009, VistaPrint USA, Incorporated filed a Motion to Dismiss the Consolidated Complaint.

On August 31, 2009, the United States District Court for the Southern District of Texas dismissed all of the claims against the Defendants and ruled on substantive grounds that the Defendants had not violated any of the statutes or common law claims cited by the plaintiffs. In September 2009, the plaintiffs filed an appeal with the Fifth Circuit Court of Appeals in Texas. We cannot express an opinion as to the likely outcome of the appeal.

On June 26, 2009, Vistaprint Limited, our wholly owned subsidiary, and VistaPrint USA, Incorporated, a wholly owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or VistaPrint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the named defendants are infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff is seeking declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages. This lawsuit is in its earliest stages and we are unable to express an opinion as to its likely outcome.

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that VistaPrint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry of a preliminary and permanent injunction, and damages. This lawsuit is in its earliest stages and we are unable to express an opinion as to its likely outcome.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, telesales, and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also promote our products and special offers through e-mail, telesales and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching small businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced, and our business and results of operations would be harmed.

Purchasers of small business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers which are necessary to the success of our business.

The online market for small business marketing products and services is less developed than the online market for other business and consumer products. If this market does not gain or maintain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

•	concerns about buying graphic design services and marketing products without face-to-face interaction with sales personnel;

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	the inconvenience associated with returning or exchanging purchased items.

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

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and technology, graphic design operations, production operations, and customer service operations. We also redesign our websites from time to time to attract customers. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation would be harmed, and our efforts to develop Vistaprint as a trusted brand would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

As a result of seasonal fluctuations in our sales, our quarterly results may fluctuate and could be below expectations.

Our business has become increasingly seasonal in recent years due to increased sales of products targeted to the consumer marketplace, such as holiday cards, calendars and personalized gifts. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season in North America and Europe and has become our strongest quarter for sales of our consumer-oriented products. In the fiscal year ended June 30, 2009, sales during our second fiscal quarter accounted for more of our revenue and earnings than any other quarter, and we believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we expect to incur significant additional expenses each year in the period leading up to and including that quarter, including expenses related to the hiring and training of temporary workers to meet our seasonal needs, additional inventory and equipment purchases, and increased marketing activities. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or more difficult to access or may prevent us from efficiently fulfilling orders, any of which could reduce the volume of products we sell. Further, if we experience lower than expected sales during the second quarter, it would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In the future, our seasonal sales patterns may become more pronounced or may change to the extent we introduce additional products and services targeted to the consumer marketplace, including products and services that may be unrelated to the second quarter holiday period. If we are unable to accurately forecast and respond to seasonality in our business caused by demand for our consumer-oriented products, our business and results of operations may be materially harmed.

We are dependent upon our own facilities for the production of products sold to our customers and any significant interruption in the operations of these facilities or any inability to increase capacity at these facilities would have an adverse impact on our business.

We produce our products internally at our facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. We have not identified alternatives to these facilities to serve us in the event of the loss or substantial damage to one or more of our facilities due to fire, natural disaster or other events. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier in an effort to supplement our production capacity. However, an alternative supplier may not be able to meet our production requirements on a timely basis or on commercially acceptable terms, or at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

Our quarterly financial results often fluctuate, which may lead to volatility in our share price.

Our revenues and operating results often vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly revenue and operating results to fluctuate include, among others:

•	seasonality-driven or other variations in the demand for our services and products;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward lower gross margin products;

•	investment decisions by management made in relation to our performance against targeted earnings per share levels;

•	our ability to manage our production and fulfillment operations;

•	currency fluctuations, which affect not only our revenues but also our costs;

•	costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to our awarding of share-based compensation;

•	costs and charges resulting from litigation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

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

Based on the factors cited above, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts and investors. In that event, the price of our ordinary shares will likely fall.

The markets for customized marketing products and services for small businesses and custom consumer products are intensely competitive, and we may be unsuccessful in competing in these markets, which could result in price reductions and/or decreased demand for our products.

The markets for small business marketing products and services and consumer custom products, including the printing and graphic design market, are intensely competitive, with many existing and potential competitors, and we expect competition for online small business marketing and consumer custom products and services to increase in the future. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. The markets for small business marketing products and services and for consumer custom products traditionally are highly fragmented and geographically dispersed. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•

office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets, such as Staples, UPS Stores, Office Depot, Costco, CVS, Schleker, Walgreens, Carrefour and Wal-Mart;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow;

•

other online printing and graphic design companies, many of which provide printed products and services similar to ours, such as Overnight Prints, 123Print, Moo.com and UPrinting for small business marketing products and services; TinyPrints, Invitation Consultants and Fine Stationery for invitations and announcements; and Shutterfly, Snapfish, and Kodak for photo products;

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

Some of our competitors that either already have an online presence or are seeking to establish an online presence may be able to devote substantially more resources to website and systems development than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with online competitors as use of the Internet and other online services increases. Competitors may also seek to develop new products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and results of operations.

In addition, we have in the past and may in the future choose to collaborate with certain of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and results of operations, such as through a retail in-store or web-based collaborative offering. It is possible, however, that such ventures will be unsuccessful and that our competitive position and results of operations will be adversely affected as a result of such collaboration.

Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.

Demand for our products and services is sensitive to price. Changes in our pricing strategies have had, and are likely to continue to have, a significant impact on our revenues and results of operations. We offer certain free products and services as a means of attracting customers, and we offer substantial pricing discounts as a means of encouraging repeat purchases. These free offers and discounts may not result in an increase in our revenues or the optimization of our profits. In addition, many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, our business and results of operations will suffer.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google, Microsoft and Yahoo! search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by companies and other entities in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve.

Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If the search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. This could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline, and our business may suffer. The cost of purchased search listing advertising could increase as demand for these channels continues to grow quickly, and further increases could have negative effects on our ability to maintain or increase profitability. In addition, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. European courts have, in certain cases, upheld the rights of trademark owners to prevent such practices in certain European jurisdictions. However, U.S. courts generally have not sided with the trademark owners in cases involving U.S. search engines, and Google has refused to prevent companies from purchasing the trademark “Vistaprint” in the U.S. As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “Vistaprint” on U.S. search engines.

Various private ’spam’ blacklisting and similar entities have in the past, and may in the future, interfere with our e-mail solicitation, the operation of our websites and our ability to conduct business.

We depend primarily on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” Some of these entities maintain “blacklists” of companies and individuals, as well as the websites, Internet service providers and Internet protocol addresses associated with those companies and individuals, that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses are currently listed with one or more blacklisting entities despite our belief that our commercial e-mail solicitations comply with all applicable laws. In the future, our other Internet protocol addresses may also be listed with one or more blacklisting entities. We may not be successful in convincing the blacklisting entities to remove us from their lists. Although the blacklisting we have experienced in the past has not had a significant impact on our ability to operate our websites, send commercial e-mail solicitations, or manage or operate our corporate email accounts, it has, from time to time, interfered with our ability to send operational e-mails—such as password reminders, invoices and electronically delivered products—to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. We are currently on certain blacklists and there can be no guarantee that we will not be put on additional blacklists in the future or that we will succeed in removing ourselves from blacklists. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.

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

Interruptions to our website operations, information technology systems, production processes or customer service operations for any reason could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, security and availability of our websites, transaction processing systems, network infrastructure, production facilities and customer service operations are critical to our reputation and to our ability to attract and retain customers and to maintain adequate customer service levels. Any interruptions that cause any of our websites to be unavailable, reduce our order fulfillment performance or interfere with customer service operations could result in lost revenue and negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. We may experience temporary interruptions in our operations for a variety of reasons, including human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, and other similar events. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions that could have a devastating impact on our facilities and operations.

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

We do not presently have redundant systems operational in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. We do carry business interruption insurance to compensate us for losses that may occur if operations at our facilities are interrupted, but these policies do not address all potential causes of business interruptions we may experience, and any proceeds we may receive may not fully compensate us for all of the revenue we may lose.

The occurrence of any of the foregoing could materially harm our business and results of operations.

If we are unable to retain security authentication certificates, which are supplied by third party providers over which we exercise little or no control, our business could be harmed.

We are dependent on a limited number of third party providers of website security authentication certificates that may be necessary for some of our customers’ web browsers to properly access our websites and upon which many of our customers otherwise rely in deciding whether to purchase products and services from us. Despite any contractual protections we may have, these third party providers can disable or revoke, and in the past have disabled or revoked, our security certificates without our consent, which would render our websites inaccessible to some of our customers and could discourage other customers from accessing our sites, unless we are able to procure a replacement certificate from one of a limited number of alternative third party providers. Any interruption in our customers’ ability or willingness to access our websites if our security certificates are disabled or otherwise unavailable for an extended period of time could result in a material loss of revenue and profits and damage to our brand.

Our customers create products that incorporate images, illustrations and fonts that we license from third parties, and any loss of the right to use these licensed materials may substantially harm our business and results of operations.

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties that we use under license agreements. If one or more of these licenses were terminated, the amount and variety of content available on our websites would be significantly reduced. In such an event, we could experience delays in obtaining and introducing substitute materials, and substitute materials might be available only under less favorable terms or at a higher cost, or may not be available at all. The termination of one or more of these licenses covering a significant amount of content would have an adverse effect on our business and results of operations.

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products and services. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers we expect that we will need to develop, market and sell new products and additional services that address their needs. To access new markets, we also intend to continue the geographic expansion of our marketing efforts and customer service operations and to continue to introduce localized websites in different countries and languages. In addition, we intend to focus on developing new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

The development of our business since the launch of the Vistaprint.com website in April 2000 has been attributable to organic growth, but in the future we may choose to undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

Our business and our customer base have been built through organic growth. However, we expect that in the future we will selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience making acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

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

We have rapidly grown to approximately 1,850 full-time employees and approximately 200 temporary employees as of September 30, 2009. As of September 30, 2009, we had production facilities or offices in the Netherlands, Bermuda, the United States, Spain, Jamaica, Switzerland, France, Canada and Tunisia. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.

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

We operate facilities and offices in the Netherlands, Bermuda, the United States, Spain, Jamaica, Switzerland, France, Canada and Tunisia. We have localized websites to serve many markets internationally. For the fiscal quarter ended September 30, 2009, we derived 41% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

Our business and results of operations may be negatively impacted by general economic and financial market conditions, and such conditions may increase the other risks that affect our business.

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

For the fiscal quarter ended September 30, 2009, we derived 59% of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

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

As of September 30, 2009, we had 26 issued United States patents, 4 patents in other countries and more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in

2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue, and in June, 2009, the panel issued a written opinion stating the basis for its decision. Vistaprint has appealed the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

A third party may sue us for infringing its intellectual property rights or for improperly obtaining or using its confidential or proprietary information. In addition, from time to time we receive letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. Similarly, companies or individuals with whom we currently have a business relationship, or have had a past business relationship, may commence an action seeking rights in one or more of our patents or pending patent applications.

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

You can find information about certain lawsuits that we have filed to enforce or protect our intellectual property rights and that have been filed against us for alleged infringement of other parties’ intellectual property rights in the section of this Report entitled, “Item 1 – Legal Proceedings.”

We sell our products and services primarily through our websites and our inability to acquire or maintain domain names for our websites could result in the loss of customers which would substantially harm our business and results of operations.

We sell our products and services primarily through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including Vistaprint.com and similar names with alternate URL names, such as

..net, .de and .co.uk. Domain names are generally regulated by Internet regulatory bodies. If we are unable to use a domain name in a particular country, we would be forced to purchase the domain name from the entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging; or elect not to sell products in that country. Any of these results could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Vistaprint in all of the countries in which we currently or intend to conduct business.

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

Currently, decisions of the United States Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet in the United States. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions and could seek to impose sales tax collection obligations on us even though we are engaged in online commerce and have no physical presence in those jurisdictions. A number of states in the United States, as well as the United States Congress, have been considering or have adopted various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. A number of states, including New York, have introduced or enacted laws that create a presumption of sales tax nexus on out-of-state internet retailers that have certain commission-based advertising arrangements with in-state marketing affiliates. In January 2009, a New York state court dismissed a complaint filed by Amazon.com challenging the New York law on various constitutional grounds. In addition, a substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that could be adverse to our business. The imposition by national, state or local governments, whether within or outside the United States, of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenue.

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet and e-commerce could substantially harm our business and results of operations.

Due to our dependence on the Internet for most of our sales, regulations and laws specifically governing the Internet and e-commerce may have a greater impact on our operations than other more traditional businesses. Existing and future laws and regulations, including the taxation of sales through the Internet, may impede the growth of e-commerce and our ability to compete with traditional graphic designers, printers and small business marketing companies, as well as desktop printing products. These regulations and laws may cover taxation (as discussed above), restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing many of these issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

If we were required to review the content that a customer incorporates into a product and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, racist, scandalous, obscene, or otherwise objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives or one or more jurisdictions where Vistaprint operates. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the rights of another party or a law or regulation of a particular jurisdiction. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines or monetary damages.

Purported Federal class action lawsuits have been filed alleging that certain of our customers were, without their knowledge or consent, enrolled in and billed for membership discount programs offered by third party merchants on our Vistaprint.com website. If we or the third party merchants are unable to successfully resolve these lawsuits or similar claims that may be brought in the future, our reputation, revenues and results of operations could be adversely affected.

During each of the last three fiscal years, we generated a small portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third-party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we receive a payment from the third party merchants for every customer that accepts the promotion. Some of these third party membership discount programs have been the subject of consumer complaints, litigation, and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought similar consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. From time to time we receive complaints from our customers regarding certain of the membership discount programs offered on our websites.

In addition, we are currently involved in several purported class action lawsuits that were filed against us and two affiliated third party merchants, which lawsuits have been consolidated into one suit, alleging that we and the merchants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our Vistaprint.com website. You can find more information about this lawsuit in the section of this Report entitled, “Item 1 – Legal Proceedings.” We and the third party merchants may receive other complaints in the future regarding these types of membership discount programs. Governmental authorities also may institute proceedings alleging similar alleged misconduct. For example, on May 28, 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation announced that his Committee is investigating membership discount programs marketed by Vertrue, Inc. and Webloyalty.com, Inc. through e-commerce retailers due to the high volume of consumer complaints concerning the programs. The purported class action lawsuits or any other private or governmental claims or actions that may be brought against us in the future relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships, which would have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or a significant reduction in or termination of the membership discount offers on our website as a result of these claims could have a negative impact on our brand, revenues and profitability.

We expect that revenues we derive from third party referral programs, particularly membership discount programs, will decrease in the future, which could adversely affect our results of operations.

For the three months ended September 30, 2009 we derived approximately 3.5% of our total revenues from referral fees generated from all sources, as compared to 6.1% for the three months ended September 30, 2008. In each of those fiscal quarters, 2.3% and 5.1%, respectively, of total Vistaprint revenue was derived from membership discount programs. By the quarter ending

December 31, 2010, we expect that referral fee revenue from all sources will account for between 2% and 4% of our total quarterly revenues. Of that amount, we expect that quarterly referral fee revenue from membership discount programs will decline in absolute dollar terms, including possibly to as low as zero. Actual referral fees, including membership discount programs, could generate more or less of our total revenues than we currently expect due to a variety of factors, including, among others, strategic operating decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

Our practice of offering free products and services could be subject to judicial or regulatory challenge, which, if successful, would hinder our ability to attract customers and generate revenue.

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

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches of our network could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain the credit card information of all of our customers for a limited period of time for the purpose of issuing refunds and of our subscription customers for a longer period of time for the purpose of recurring billing. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other related developments, among other factors, may result in a compromise or breach of our network or the technology used by us to protect our network and our customer transaction data including credit card information. Any such compromise of our network or our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

Each “10% U.S. Shareholder” of a non-U.S. corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting shares of the non-U.S. corporation or more than 50% of the total value of all shares of the corporation on any day during the taxable year of the corporation. The rules defining ownership for these purposes are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. Based upon our existing share ownership, we do not believe we are a CFC. However, whether we are treated as a CFC depends on questions of fact as to our share ownership that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a CFC for our current tax year or for any subsequent year.

Provisions of our Articles of Association, the Articles of Association of a foundation that we are establishing, Dutch law and an option we are granting to the foundation may make it difficult to replace or remove management and may inhibit or delay a change of control, including a takeover attempt that might result in a premium over the market price for our ordinary shares, and dilute your voting power.

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

Our Articles and our internal corporate affairs are governed by Dutch law. The rights of our shareholders and the responsibilities of the supervisory board and management board that direct our affairs are different from those established under the statutes and judicial precedents of the United States. For example, class action lawsuits and derivative lawsuits are generally not available under Dutch law. You may find it more difficult to protect your interests against actions by members of our supervisory board or management board than you would if we were a U.S. corporation. Under Dutch law, the supervisory board and the management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally, which includes employees, customers and creditors, not just shareholders. Furthermore, under our Articles, we are obligated to indemnify the members of our supervisory board and our management board against liabilities resulting from proceedings against such members in connection with their membership on either board, if such member acted in good faith and in a manner he believed to be in our best interests and such member has not been adjudged in a final and non-appealable judgment by a Dutch judge to be liable for gross negligence or willful misconduct, subject to various exceptions.

We are incorporated under the laws of the Netherlands, and the majority of our assets are located outside the United States, which may make it difficult for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are incorporated under the laws of the Netherlands and the vast majority of our assets are located outside of the United States. In addition, certain members of our management board and our officers reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons, or to enforce outside the U.S. judgments obtained against such persons in U.S. courts, in any action, including actions predicated upon the civil liability provisions of U.S. securities laws. In addition, it may be difficult for shareholders to enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the U.S. securities laws. There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would not be directly enforceable in the Netherlands. However, if the party in whose favor such final judgment is rendered brings a new suit in a competent court in the Netherlands, such party may submit to the Dutch court the final judgment which has been rendered in the United States. If the Dutch court finds that the jurisdiction of the federal or state court in the United States has been based on grounds which are internationally acceptable and that proper legal procedures have been observed, the Dutch court will, in principle, give binding effect to the final judgment which has been rendered in the United States unless such judgment contravenes Dutch principles of public policy. Based on the foregoing, there can be no assurance that U.S. shareholders will be able to enforce against us, members of our management board or supervisory board or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the federal securities laws. In addition, there is doubt as to whether a Dutch court would impose civil liability on us, the members of our management board or supervisory board or our officers in an original action predicated solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands against us or such members or officers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of September 30, 2009, we had not utilized any of the net proceeds from the offering. We intend to use the net proceeds to fund construction and expansion of our production facilities and other operations, possible acquisitions and investments, and working capital, capital expenditures and other general corporate purposes. Pending these uses, we have invested the funds in cash and cash equivalents.

On August 12, 2008, we had announced that the Vistaprint Limited Board of Directors authorized the repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased have been and will continue to be determined by our management based on its evaluation of market conditions and other factors. During fiscal 2009, an aggregate of 2,554,302 common shares of Vistaprint Limited were repurchased, at an average cost of $17.82 per share, leaving $4.5 million authorized for repurchase. The share repurchase authorization, which has been assumed by Vistaprint N.V., expires on February 8, 2010, but may be suspended or discontinued by us at any time.

Vistaprint N.V. also acquires ordinary shares in satisfaction of employee tax withholding requirements in connection with the vesting of restricted shares. During the three months ended September 30, 2009, we withheld 29,518 shares at an average price per share of $42.10.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special general meeting of shareholders of Vistaprint Limited on August 6, 2009 at which our shareholders approved a share exchange transaction, to be effected by way of a scheme of arrangement under Bermuda law, pursuant to which all common shares of Vistaprint Limited issued and outstanding immediately before the transaction would be exchanged for the same number of ordinary shares of Vistaprint N.V., a Dutch limited liability company incorporated and domiciled in Venlo, the Netherlands. As a result of the share exchange transaction, Vistaprint Limited would become a wholly owned subsidiary of Vistaprint N.V.

Our shareholder approved the share exchange transaction by the votes specified below:

Votes For	Votes Against	Abstaining	Broker Non-Votes
35,774,258	244,244	19,305	0

ITEM 6.	EXHIBITS

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009

VISTAPRINT N.V.

By:	/s/ MICHAEL GIANNETTO
Michael Giannetto
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amended and Restated 2005 Equity Incentive Plan

10.2*	2005 Non-Employee Directors’ Share Option Plan, as amended

10.3*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.4*	Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan, as amended

10.5*	Form of Nonqualified Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan

10.6*	Form of Restricted Share Unit Agreement under our Amended and Restated 2005 Equity Incentive Plan

10.7*	Amended and Restated Executive Retention Agreement between Vistaprint and Robert S. Keane, dated as of October 23, 2009

10.8*	Form of Amended and Restated Executive Retention Agreement between Vistaprint and each of Wendy Cebula, Michael Giannetto and Janet Holian

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement.