Form 10-Q
period 2009-12-31
VISTAPRINT N.V.
filed 2010-01-29
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009

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

As of January 26, 2010, there were outstanding 43,423,415 ordinary shares of the registrant, par value €.01 per share.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed pursuant to the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Vistaprint N.V., a Dutch limited liability company (nammlooze vennootschap), as successor to Vistaprint Limited., a company incorporated under the laws of Bermuda. Pursuant to a scheme of arrangement under Bermuda law, on August 31, 2009 all of the previously outstanding common shares of Vistaprint Limited were cancelled and each holder of cancelled Vistaprint Limited common shares received ordinary shares of Vistaprint N.V. As a result of the scheme of arrangement and share exchange transaction, Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V. Pursuant to Rule 12g-3 under the Exchange Act, Vistaprint N.V. is filing this Quarterly Report on Form 10-Q, which includes the full six months ended December 31, 2009 including the activity of Vistaprint Limited before the succession, as the successor issuer for reporting purposes under the Exchange Act.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$159,125	$133,988
Accounts receivable, net of allowances of $142 and $172, respectively	8,747	5,672
Inventory	6,788	4,384
Prepaid expenses and other current assets	12,890	12,819

Total current assets	187,550	156,863
Property, plant and equipment, net	230,478	193,622
Software and web site development costs, net	6,468	6,754
Deferred tax assets	7,038	7,035
Other assets	11,726	5,275

Total assets	$443,260	$369,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,334	$11,347
Accrued expenses	62,466	43,724
Deferred revenue	3,678	3,393
Current portion of long-term debt	5,942	8,349

Total current liabilities	89,420	66,813
Deferred tax liabilities	1,661	1,637
Other liabilities	5,625	5,100
Long-term debt	—	10,465

Total liabilities	96,706	84,015

Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, par value €0.01 per share; 120,000,000 shares authorized; 49,714,083 and 49,175,223 shares issued and 43,390,169 and 42,805,811 shares outstanding, respectively	696	625
Treasury shares, at cost, 6,323,914 and 6,369,412, respectively	(30,495)	(29,881)
Additional paid-in capital	232,704	212,284
Retained earnings	138,708	98,784
Accumulated other comprehensive income	4,941	3,722

Total shareholders’ equity	346,554	285,534

Total liabilities and shareholders’ equity	$443,260	$369,549

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue	$194,612	$138,903	$339,703	$253,135
Cost of revenue (1)	67,876	50,692	120,741	95,536
Technology and development expense (1)	20,497	15,246	38,169	29,054
Marketing and selling expense (1)	60,013	42,683	106,545	77,484
General and administrative expense (1)	15,500	9,629	29,116	20,576

Income from operations	30,726	20,653	45,132	30,485
Interest income	85	564	212	1,291
Other expense, net	823	426	632	1,366
Interest expense	165	353	548	733

Income before income taxes	29,823	20,438	44,164	29,677
Income tax provision	2,875	1,889	4,240	2,854

Net income	$26,948	$18,549	$39,924	$26,823

Basic net income per share	$0.62	$0.43	$0.93	$0.61

Diluted net income per share	$0.59	$0.42	$0.89	$0.59

Weighted average shares outstanding – basic	43,208,490	43,297,815	43,066,621	43,838,748

Weighted average shares outstanding – diluted	45,336,174	44,253,345	45,066,949	45,133,894

(1) Share-based compensation cost is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of revenue	$250	$186	$447	$382
Technology and development expense	1,804	1,196	3,274	2,460
Marketing and selling expense	1,497	985	2,620	2,022
General and administrative expense	2,896	2,428	5,416	5,419

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Six Months Ended December 31,
	2009	2008
Operating activities
Net income	$39,924	$26,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,303	16,646
Abandonment of acquired intangible assets	920	—
Loss on disposal or impairment of long-lived assets	146	1,331
Share-based compensation expense	11,757	10,283
Tax benefits derived from share-based compensation awards	(2,930)	(28)
Deferred taxes	(25)	—
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(3,088)	979
Inventory	(2,332)	(1,628)
Prepaid expenses and other assets	(463)	(2,046)
Accounts payable	3,535	3,848
Accrued expenses and other liabilities	21,599	16,496

Net cash provided by operating activities	90,346	72,704

Investing activities
Purchases of property, plant and equipment	(50,948)	(41,500)
Business acquisition, net of cash acquired	(6,496)	—
Purchases of marketable securities	—	(6,078)
Sales and maturities of marketable securities	100	18,837
Capitalization of software and website development costs	(3,147)	(3,327)

Net cash used in investing activities	(60,491)	(32,068)

Financing activities
Repayments of long-term debt	(13,128)	(1,624)
Payment of withholding taxes in connection with vesting of restricted share units	(2,712)	(1,405)
Repurchase of ordinary shares	—	(45,518)
Tax benefits derived from share-based compensation awards	2,930	28
Proceeds from issuance of shares	8,069	3,285

Net cash used in financing activities	(4,841)	(45,234)
Effect of exchange rate changes on cash	123	(655)

Net increase (decrease) in cash and cash equivalents	25,137	(5,253)
Cash and cash equivalents at beginning of period	133,988	103,145

Cash and cash equivalents at end of period	$159,125	$97,892

See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited in thousands, except share and per share data)

1. Description of Business

The Vistaprint group of companies (the “Company”) offers small businesses the ability to market their business with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards, website hosting, brochures and invitations to marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides personalized products and services to the consumer market.

Change of Domicile

On August 31, 2009, the Company moved its place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (nammlooze vennootschap) under the laws of the Netherlands and pursuant to a scheme of arrangement under Bermuda law approved by the common shareholders of Vistaprint Limited, among other things, each common share of Vistaprint Limited was exchanged for one ordinary share of Vistaprint N.V.

As a result of the scheme of arrangement and the share exchange transaction, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V. The par value of the Company’s common shares increased from $0.001 per share to €0.01 per share (or $0.014 based on an exchange rate in effect on August 31, 2009). In connection with consummation of the scheme of arrangement, Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards. Additionally, 120,000,000 preferred shares with a par value of €0.01 per share were authorized, of which no preferred shares are issued or outstanding. Vistaprint Limited holds 4,500,000 ordinary shares of Vistaprint N.V., which are included in treasury shares.

A foundation, Stichting Continuïteit Vistaprint (the “Foundation”) was established whose board consists of three members, at least two of whom are independent of the Company. The purpose of the Foundation is to safeguard the interests of the Company and its stakeholders and to assist in maintaining the Company’s continuity and independence. On November 16, 2009, Vistaprint N.V. entered into a Call Option Agreement with the Foundation pursuant to which the Foundation may acquire a number of Vistaprint N.V.’s preferred shares up to a maximum of the total number of Vistaprint N.V.’s ordinary shares then outstanding at an exercise price of €0.01 per share. The call option held by the Foundation is designed to provide a protective measure against unsolicited take-over bids for the Company or other hostile threats through the issuance of preferred shares to the Foundation that would give the Foundation voting and dispositive power over up to 50% of Vistaprint N.V.’s outstanding securities. The Company has determined it is the primary beneficiary of the Foundation and therefore has included the Foundation in its consolidated financial statements. The Foundation does not have any assets or liabilities as of December 31, 2009 and it is not expected that the Company will be exposed to any material loss as a result of its involvement with the Foundation.

The change of domicile described above (the “Change of Domicile”) was accounted for as a merger between entities under common control. Both the Change of Domicile and the consolidation of the Foundation have not had and are not expected to have a material impact on how Vistaprint conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows. The historical financial statements of Vistaprint Limited for periods prior to this transaction are considered to be the historical financial statements of Vistaprint N.V.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other period. The condensed consolidated balance sheet at June 30, 2009 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On December 30, 2009, the Company acquired Soft Sight, Inc. (“Soft Sight”). See Note 6, “Acquisition of Soft Sight, Inc.,” for additional information regarding the acquisition.

The Company has evaluated the period through January 29, 2010, the date the financial statements were issued, and no subsequent events, as that term is defined in GAAP, were identified.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.

Treasury Stock

Treasury stock is accounted for under the cost method and included as a component of stockholders’ equity. Treasury shares are used to fulfill certain share option exercises and restricted share unit vesting, and may in the future be used for acquisitions.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares or ordinary shares, as applicable, outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Ordinary share equivalents of 10,515 and 408,597 were excluded from the determination of potentially dilutive shares for the three and six months ended December 31, 2009, respectively, due to their anti-dilutive effect. Common share equivalents of 2,923,829 and 2,804,287 were excluded from the determination of potentially dilutive shares for the three and six months ended December 31, 2008, respectively, due to their anti-dilutive effect.

The following table sets forth the reconciliation of basic and diluted shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted average shares outstanding, basic	43,208,490	43,297,815	43,066,621	43,838,748
Weighted average shares issuable upon exercise / vesting of outstanding share options/RSUs	2,127,684	955,530	2,000,328	1,295,146

Shares used in computing diluted net income per share	45,336,174	44,253,345	45,066,949	45,133,894

Share-Based Compensation

During the three and six months ended December 31, 2009, the Company recorded share-based compensation costs of $6,447 and $11,757, respectively, and $4,795 and $10,283 during the three and six months ended December 31, 2008, respectively. Share-based compensation costs capitalized as part of software and website development costs were $120 and $263 for the three and six months ended December 31, 2009, respectively, and were $279 and $514 for the three and six months ended December 31, 2008, respectively.

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

As part of the quarterly financial reporting process for the three and six months ended December 31, 2009, the Company became aware that the widely used third-party software application it uses to calculate share-based compensation costs contained computational errors that affected the timing of expense recognition. These errors were corrected in the most current software version that the Company had not implemented during the affected periods. Specifically, the software incorrectly applied a weighted average forfeiture rate to the vested portion of stock option and restricted share awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest, resulting in a cumulative understatement of share-based compensation expense and additional paid in capital in prior years of $1.3 million. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the fiscal years ending prior to and including June 30, 2009, using both the roll-over and iron-curtain method as defined in SAB No. 108. The Company concluded that the effect of this cumulative error was not material to its interim or annual financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in the current fiscal year would not have a material effect on its annual financial statements for the year ending June 30, 2010. Accordingly, the Company recorded a charge to share-based compensation and additional paid in capital of $1.3 million in the three and six months ended December 31, 2009 to correct this error. As share-based compensation is a non-cash item there is no impact on net cash provided by operations.

At December 31, 2009, there was $35,158 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.3 years.

Income Taxes

As of June 30, 2009, the Company had unrecognized tax benefits, including interest, of approximately $1,489, which will reduce the effective tax rate when recognized. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. There have been no significant changes to these amounts during the three and six months ended December 31, 2009.

The Company is required to file income tax returns in the Netherlands, Spain, Canada, the U.S federal tax jurisdiction, the Commonwealth of Massachusetts, and multiple other jurisdictions worldwide. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. Certain of the Company’s subsidiaries are currently under audit by the relevant tax authorities, including the Canada Revenue Agency and, in the United States, the Internal Revenue Service.

Derivative Instruments and Hedging Activities

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

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

Business Combinations

The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for the Company are expensed immediately. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Intangible Assets

The Company records acquired intangible assets at fair value on the date of acquisition and amortizes such assets using the straight-line method over the expected useful life, unless another method was deemed to be more appropriate. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill will be evaluated for impairment on an annual basis during the fiscal third quarter, or earlier if impairment indicators are present.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 805 Business Combinations that requires all assets and liabilities of an acquired business to be recorded at their fair values in all business combinations (whether full, partial or step acquisitions). Certain forms of contingent consideration and certain acquired contingencies are also required to be recorded at fair value at the acquisition date. Acquisition costs are now expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the Company’s existing accounting policy for restructuring costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties are recognized as income tax expense or benefit. The acquisition of Soft Sight during the period was accounted for using the new requirements; however, neither that acquisition nor the adoption of FASB ASC Topic 805 had a material impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 810 Consolidation that requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest is required to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is to be measured at fair value. The revisions also require the Company to revise evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

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

Effective July 1, 2009, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. There was no cumulative effect of adoption and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The adoption will impact future evaluations of impairment of long-lived assets, intangible assets, and goodwill.

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

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

The fair value of these financial assets was determined using the following inputs at December 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$159,125	$159,125	$—	$—
Currency contracts	43	43	—	—
Long-term investments (1)	660	—	—	660

Total assets recorded at fair value	$159,828	$159,168	$—	$660

(1)	Long-term investments consist of an auction rate security.

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) at December 31, 2009:

Balance at June 30, 2009	$760
Maturities	(100)

Balance at December 31, 2009	$660

Cash Flow Hedge of Currency Exchange Risk

The Company is exposed to fluctuations in various currencies against its reporting currency, the US dollar. During the six months ended December 31, 2009, the Company’s Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency and were designated and qualify as cash flow hedges at inception. As of December 31, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is six months.

As of December 31, 2009, the fair value of the Company’s derivative currency contracts of $43 is recorded in prepaid expenses and other current assets and the related unrealized gain has been recognized in AOCI for the effective portion of the hedge. The cash flow hedge was considered to be highly effective and no amounts have been reclassified into earnings during the three and six months ended December 31, 2009. It is expected that net gains in AOCI relating to the currency forwards reclassified into depreciation expense during the year ended June 30, 2010, if any, will be immaterial.

The Company has no credit-risk-related contingent features in any of its agreements with its derivative counterparties.

4. Comprehensive Income

Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$26,948	$18,549	$39,924	$26,823
Unrealized gain on marketable securities	—	181	—	44
Unrealized gain on cash flow hedge, net of tax of $10 and $19, for the three and six months ended December 31, 2009	22	—	41	—
Change in cumulative foreign currency translation adjustments	(1,959)	(508)	1,178	(5,146)

Comprehensive income	$25,011	$18,222	$41,143	$21,721

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

5. Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is considered to be the chief executive officer. The Company currently views its operations and manages its business as one operating segment.

The Company is in the process of reorganizing the business into operating segments on a geographical basis; however, separate discrete financial information is not yet available or regularly reviewed by the chief operating decision maker to make decisions on how to allocate resources and assess performance at such a level. As a result, there has been no change in the Company’s identification of operating segments as of December 31, 2009 and through the date the financial statements were issued. The Company believes that this change may take place during its fiscal year 2010.

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenue:
United States	$96,281	$80,331	$181,592	$151,193
Non-United States	98,331	58,572	158,111	101,942

Total revenue	$194,612	$138,903	$339,703	$253,135

	December 31, 2009	June 30, 2009
Long-lived assets (1):
Canada	$106,009	$86,541
Netherlands	91,005	85,230
Bermuda	16,429	17,880
United States	12,747	9,489
Jamaica	5,469	3,108
Switzerland	2,106	1,733
Spain	1,667	1,541
Australia	7,367	—
Other	1,704	129

Total long-lived assets	$244,503	$205,651

(1)	Excludes deferred tax assets of $7,038 and $7,035, respectively, and goodwill of $4,169 and $0, respectively.

6. Acquisition of Soft Sight, Inc.

On December 30, 2009, the Company acquired 100% of the outstanding equity of Soft Sight, Inc., a privately held developer of embroidery digitization software based in the United States, for $6.5 million in cash. Soft Sight’s proprietary software enables a customer’s uploaded graphic artwork to be automatically converted into embroidery stitch patterns for subsequent manufacturing.

The transaction is being accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred. The transaction and restructuring costs did not have and are not expected to have a material impact on the Company’s consolidated results of operations or cash flows. The Company plans to launch a line of embroidered products to customers in the first half of fiscal 2011, and expects no revenue

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

from embroidered products before that time. Pro forma results of operations for the three and six months ended December 31, 2009 and 2008 assuming the acquisition of Soft Sight had taken place at the beginning of each period would not differ significantly from the Company’s actual reported results.

Allocations of Assets and Liabilities

The Company has preliminarily allocated the purchase price for Soft Sight to net tangible assets of $0.1 million, deferred tax assets of $0.7 million, intangible assets of $2.6 million, goodwill of $4.2 million and a deferred tax liability of $1.1 million. The fair values of the acquired intangible assets were measured from the perspective of a market participant. Of the $2.6 million of acquired intangible assets, $0.9 million have been immediately expensed as they will not be used by the Company and do not have economic value for the Company. The carrying value of the remaining intangible assets relate to developed embroidery technology and customer lists, which will be amortized over a weighted average life of approximately 3.8 years.

The deferred tax assets primarily relate to net operating loss carryforwards that will be able to be utilized to reduce future tax liabilities. The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the integration of the Soft Sight embroidery software capabilities into the Vistaprint product offering. The Company does not expect the goodwill to be deductible for income tax purposes.

7. Debt

As of December 31, 2009 and June 30, 2009, the Company had total debt of $5,942 and $18,814, respectively. During the six months ended December 31, 2009, the remaining balance of the Company’s euro revolving credit agreement was paid in full. The total payment was $6,064 including $141 of interest and pre-payment penalties. Additionally, the final balloon payment on the Company’s original Canadian credit facility became due and was paid in full on November 2, 2009 in the amount of $5,960. All remaining obligations under the Company’s debt instruments as of December 31, 2009 are current.

8. Commitments and Contingencies

Purchase Commitments

At December 31, 2009, the Company had unrecorded commitments under contracts to expand its Canadian production facility and construct its Australian production facility of approximately $10,533 and $18,773, respectively. The Company also had unrecorded commitments under contracts at December 31, 2009 to purchase production equipment for its Australian, Canadian and Dutch production facilities of approximately $7,265, $975 and $884, respectively.

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

On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents, and the Court granted Vistaprint Technologies Limited’s request for a stay on September 2, 2008. Vistaprint Technologies Limited then submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office, which granted the reexamination requests in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm representing Taylor Corporation also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-suit. These reexamination requests were granted in May and June 2009 and were merged in September 2009 with the reexaminations earlier filed by Vistaprint Technologies Limited. The Company is unable to express an opinion as to the likely outcome of any of the reexaminations or of the underlying lawsuit.

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

VISTAPRINT N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited in thousands, except share and per share data)

On June 26, 2009, Vistaprint Limited, the Company’s wholly owned subsidiary, and Vistaprint USA, Incorporated, a wholly owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or Vistaprint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the named defendants are infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff is seeking declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages. This lawsuit is in its earliest stages, and the Company is unable to express an opinion as to its likely outcome.

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry of a preliminary and permanent injunction, and damages. This lawsuit is in its earliest stages, and the Company is unable to express an opinion as to its likely outcome.

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

Executive Overview

For the three and six months ended December 31, 2009, we reported 40% and 34% revenue growth over the same periods in 2008 to revenue of $194.6 million and $339.7 million, respectively. Diluted earnings per share (“EPS”) grew 40% and 51% for the three and six months ended December 31, 2009 over the same period in 2008 to EPS of $0.59 and $0.89, respectively.

Our long-term goal is to continue to grow profitably and become the leading online provider of small business marketing solutions. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing needs in our targeted markets, but also to address marketing services demand by making available to our customers cost-effective solutions to grow their businesses. In order to accomplish this objective, we intend to execute on the following:

Provide “All Things Marketing” for Small Businesses

We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During the first six months of fiscal year 2010, we added personalized notebooks, mugs, on-line search profiles and other offerings. We also acquired Soft Sight to support future entry into the custom embroidered product market. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer support and design services, and our value proposition, we seek to increase the number of products purchased by each customer.

Expand Geographic Reach

For the three and six months ended December 31, 2009, revenue generated from non-United States websites accounted for approximately 51% and 47% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened a European marketing office in Barcelona, Spain in January 2007 to focus on the implementation of our European growth initiatives. We currently serve Australia, New Zealand and Japan from our North American and European locations, but have begun construction on a production facility near Melbourne, Australia and have announced plans to open a marketing office in Sydney, Australia. We expect to be fully operational in Australia in the first quarter of fiscal 2011. We intend to continue geographic expansion of our marketing efforts and customer service capabilities. In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.

Home & Family

Although we expect to maintain our primary focus on the small business market, we believe that our customer support, sales and design services, and low production costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market, and we believe that the economies of scale provided by our large production order volumes and integrated design and production facilities will enable us to profitably grow our consumer business. During the first six months of fiscal year 2010, we added personalized notebooks, mugs, photo flip books and photo books to our list of offerings that appeal to consumers.

Recent Developments

On August 31, 2009, we effected the Change of Domicile, pursuant to which we effectively moved the place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Pursuant to the Change of Domicile, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V., Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V, and Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards.

On July 1, 2009, Robert Keane, our chief executive officer, relocated to a new office in Paris, France, which will operate as Vistaprint SARL. Other activities that are or are planned to be located in our Paris headquarters include corporate strategy, talent development and corporate communications.

The Change of Domicile and the establishment of our Paris headquarters did not have and are not anticipated to have a material impact on how we conduct our day-to-day operations, consolidated effective tax rate or our financial position, results of operations or cash flows.

A foundation, Stichting Continuïteit Vistaprint (the “Foundation”) was established whose board consists of three members, at least two of whom are independent of the Vistaprint group of companies (the “Company”). The purpose of the Foundation is to safeguard the interests of the Company and its stakeholders and to assist in maintaining the Company’s continuity and independence. On November 16, 2009, we entered into a Call Option Agreement with the Foundation pursuant to which the Foundation may acquire a number of our preferred shares up to a maximum of the total number of our ordinary shares then outstanding at an exercise price of €0.01 per share. The call option held by the Foundation is designed to provide a protective measure against unsolicited take-over bids for Vistaprint or other hostile threats through the issuance of preferred shares to the Foundation that would give the Foundation voting and dispositive power over up to 50% of our outstanding securities.

On December 30, 2009, we acquired 100% of the outstanding equity of Soft Sight, a privately-held developer of embroidery digitization software based in the United States, for $6.5 million in cash. Soft Sight’s proprietary software enables a customer’s uploaded artwork to be automatically converted into embroidery stitch patterns for subsequent manufacturing. We plan to launch the new embroidered products to our customer base in the first half of fiscal 2011, and expect no revenue from embroidered products before then.

As part of the quarterly financial reporting process for the three and six months ended December 31, 2009, we became aware that the widely used third-party software application we use to calculate share-based compensation costs contained computational errors that affected the timing of expense recognition. These errors were corrected in the most current software version that we had not implemented during the affected periods. Specifically, the software incorrectly applied a weighted average forfeiture rate to the vested portion of stock option and restricted share awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest, resulting in a cumulative understatement of share-based compensation expense and additional paid in capital in prior years of $1.3 million. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we assessed the materiality of this error on our financial statements for the fiscal years ending prior to and including June 30, 2009, using both the roll-over and iron-curtain method as defined in SAB No. 108. We concluded that the effect of this cumulative error was not material to our interim or annual financial statements for any prior period and, as such, those financial statements are not materially misstated. We also concluded that providing for the correction of the error in the current fiscal year would not have a material effect on our annual financial statements for the year ending June 30, 2010. Accordingly, we recorded a charge to share-based compensation and additional paid in capital of $1.3 million in the three and six months ended December 31, 2009 to correct this error. As share-based compensation is a non-cash item there is no impact on net cash provided by operations.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.9%	36.5%	35.5%	37.7%
Technology and development expense	10.5%	11.0%	11.2%	11.5%
Marketing and selling expense	30.8%	30.7%	31.4%	30.6%
General and administrative expense	8.0%	6.9%	8.6%	8.2%

Income from operations	15.8%	14.9%	13.3%	12.0%
Interest income	0.0%	0.4%	0.1%	0.5%
Other expense, net	0.4%	0.3%	0.2%	0.5%
Interest expense	0.1%	0.3%	0.2%	0.3%

Income before income taxes	15.3%	14.7%	13.0%	11.7%

Income tax provision	1.5%	1.3%	1.2%	1.1%

Net income	13.8%	13.4%	11.8%	10.6%

Comparison of the Three and Six Month Periods Ended December 31, 2009 and 2008

	Three Months Ended December 31,			Six Months Ended December 31,
In thousands	2009	2008	2009-2008 % Change	2009	2008	2009-2008 % Change
Revenue	$194,612	$138,903	40%	$339,703	$253,135	34%
Cost of revenue	$67,876	$50,692	34%	$120,741	$95,536	26%
% of revenue	34.9%	36.5%		35.5%	37.7%

Revenue. We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain digital services, such as website design and hosting and email marketing services. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. During the quarter ended December 31, 2009, we eliminated the third party membership discount program previously offered on our websites and terminated our relationship with our supplier for these programs, Vertrue, Inc. We expect that referral fee revenue from all sources will account for approximately 2% of our total revenues in fiscal year 2010 and we do not expect to generate any revenues from third party membership discount programs in the future.

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

Total revenue for the three months ended December 31, 2009 increased 40% to $194.6 million from the three months ended December 31, 2008, due to increases in sales across our product and service offerings, as well as across all geographies. Revenue in each second fiscal quarter included a favorable seasonal impact from increased holiday product sales. The overall growth during this period was driven by increases in website sessions, which grew by 31% to 80.5 million, increases in average order value, which grew by 9% to $36.63, and increases in conversion rates, which grew by 10 basis points to 6.6%. In addition, the weaker U.S. dollar positively impacted our revenue growth by an estimated 800 basis points as compared to the three months ended December 31, 2008. These increases were partially offset by decreases in revenue from third-party referral fees which declined from approximately $6.4 million to $3.7 million over the same prior year period. Referral fee revenue from membership discount programs for the three months ended December 31, 2009 and 2008 was approximately 0.9% and 3.8% of our total revenues, respectively.

As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Bookings from repeat customers accounted for 66% of total bookings for the three months ended December 31, 2009 as compared to 65% of total bookings for the three months ended December 31, 2008. Revenue from our non-United States websites accounted for 51% of total revenues for the three months ended December 31, 2009 as compared to 42% of total revenues for the three months ended December 31, 2008.

Total revenue for the six months ended December 31, 2009 increased 34% to $339.7 million from the six months ended December 31, 2008, due to increases in sales across our product and service offerings, as well as across all geographies. Revenue in each second fiscal quarter included a favorable seasonal impact from increased holiday product sales. The overall growth during this period was driven by increases in website sessions, which grew by 35% to 145.5 million, and increases in average order value, which grew by 6% to $35.57. In addition, the weaker U.S. dollar positively impacted our revenue growth by an estimated 300 basis points as compared to the six months ended December 31, 2008. This was partially offset by a 20 basis point decrease in conversion rates to 6.5%. Additionally, our revenue from third-party referral fees decreased from $13.4 million to $8.9 million over the same prior year period. Referral fee revenue from membership discount programs for the six months ended December 31, 2009 and 2008 was approximately 1.5% and 4.4% of our total revenues, respectively.

Bookings from repeat customers remained consistent at 66% of total bookings for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Revenue from our non-United States websites accounted for 47% of total revenues for the six months ended December 30, 2009 as compared to 40% of total revenues for the six months ended December 31, 2008.

Cost of revenue

Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of equipment used in the production process and in support of digital service offerings, shipping and postage costs, and other miscellaneous related costs of products sold by us.

The decrease in cost of revenue as a percentage of revenue for the three and six months ended December 31, 2009 compared to the same period in 2008 was primarily attributable to reductions in shipping costs, improved pricing agreements in relation to purchases of materials, productivity improvements at our manufacturing locations, and shifts in product mix, including an increase in sales of digital services. These improvements were partially offset by a decrease in referral revenue and a strengthening of the Canadian dollar, which negatively impacted the raw material and labor costs of our Canadian production operations. Both the three and six months ended December 31, 2009 also included $0.1 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above.

	Three Months Ended December 31,			Six Months Ended December 31,
In thousands	2009	2008	2009-2008 % Change	2009	2008	2009-2008 % Change
Technology and development expense	$20,497	$15,246	34%	$38,169	$29,054	31%
% of revenue	10.5%	11.0%		11.2%	11.5%
Marketing and selling expense	$60,013	$42,683	41%	$106,545	$77,484	38%
% of revenue	30.8%	30.7%		31.4%	30.6%
General and administrative expense	$15,500	$9,629	61%	$29,116	$20,576	42%
% of revenue	8.0%	6.9%		8.6%	8.2%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for software and manufacturing engineering, content development, amortization of capitalized software and website development costs, information technology operations, website hosting, equipment depreciation, patent amortization and miscellaneous technology infrastructure-related costs. However, depreciation expense for information technology equipment that directly supports the delivery of our digital services products is not included in this category as this depreciation expense is included in cost of revenue.

The increase in our technology and development expenses of $5.3 million for the three months ended December 31, 2009 as compared to the same period in 2008 was primarily due to increased payroll and benefit costs of $3.3 million associated with increased employee hiring in our technology development and information technology support organizations. The increase in our technology and development expenses of $9.1 million for the six months ended December 31, 2009 as compared to the same period in 2008 was primarily due to increased payroll and benefit costs of $5.8 million associated with increased employee hiring in our technology development and information technology support organizations. Both the three and six months ended December 31, 2009 also included $0.4 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above. At December 31, 2009, we employed 330 employees in these organizations compared to 290 employees at December 31, 2008. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting services expense of $0.6 million and increased other expenses of $0.4 million for the three months ended December 31, 2009 as compared to the same period in 2008. For the six months ended December 31, 2009, depreciation and hosting services expense increased $1.3 million and other expenses increased $0.7 million as compared to the same period in 2008. Included in both the three and six months ended December 31, 2009 is $0.9 million of expense related to the abandonment of certain acquired intangibles recorded in the Soft Sight acquisition that were measured at fair value based on the perspective of a market participant, but we determined not to have an economic use for Vistaprint and were abandoned.

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in sales, marketing, customer support and public relations activities; and third party payment processor and credit card fees.

The increase in our marketing and selling expenses of $17.3 million for the three months ended December 31, 2009 as compared to the same period in 2008 was driven primarily by increases of $11.6 million in advertising costs related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and benefits related costs of $4.2 million. The increase in our marketing and selling expenses of $29.1 million for the six months ended December 31, 2009 as compared to the same period in 2008 was driven primarily by increases of $20.3 million in advertising and promotion costs and increases in payroll and benefits related costs of $6.5 million. During this period, we continued to expand our marketing organization and our design, sales and services centers. At December 31, 2009, we employed 737 employees in these organizations compared to 622 employees at December 31, 2008. In addition, payment processing fees paid to third-parties increased by $0.8 million and $1.4 million, during the three and six months ended December 31, 2009, respectively, as compared to the same periods in 2008 due to increased order volumes. Both the three and six months ended December 31, 2009 also included $0.4 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above.

General and administrative expense

General and administrative expense consists primarily of general corporate costs, including third party professional fees and payroll and related expense of employees involved in finance, legal, human resource and general executive management. Third party professional fees include finance, legal, human resources, and insurance.

The increase in our general and administrative expenses of $5.9 million for the three months ended December 31, 2009 as compared to the same period in 2008 was primarily due to increased payroll and benefit costs of $2.8 million resulting from the continued growth of our executive management, finance, legal and human resource organizations, and increased third-party professional fees of $2.1 million related to ongoing litigation, and other general and administrative activities. The increase in our general and administrative expenses of $8.5 million for the six months ended December 31, 2009 as compared to the same period in 2008 was primarily due to increased payroll and benefit costs of $3.5 million resulting from the continued growth of our executive management, finance and human resource organizations, and increased third-party professional fees of $3.9 million related to ongoing litigation, the execution of our change of domicile to the Netherlands, and other general and administrative activities. Both the three and six months ended December 31, 2009 also included $0.4 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above. At December 31, 2009, we employed 161 employees in these organizations compared to 135 employees at December 31, 2008.

Interest income

Interest income, which consists of interest income earned on cash and cash equivalents and investments, decreased $0.5 million to $0.1 million for the three months ended December 31, 2009 from $0.6 million generated in the same period in 2008. Interest income decreased $1.1 million to $0.2 million for the six months ended December 31, 2009 from $1.3 million generated in the same period in 2008. The decrease was primarily due to lower interest rate yields on our cash and investments balances.

Other expense, net

Other expense, net, which primarily consists of gains and losses from currency exchange transactions or revaluation, increased to $0.8 million for the three months ended December 31, 2009 as compared to $0.4 million for the same period in 2008. Other expense, net, decreased to $0.6 million for the six months ended December 31, 2009 as compared to $1.4 million for the same period in 2008. Increases and decreases in other expense, net are due to changes in currency exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Interest expense

Interest expense, which consists of interest and other related fees paid to financial institutions on outstanding balances on our credit facilities, decreased to $0.2 million for the three months ended December 31, 2009 as compared to $0.4 million for the same period in 2008. Interest expense decreased to $0.5 million for the six months ended December 31, 2009 as compared to $0.7 million for the same period in 2008. As a result of the early repayment of $5.9 million of our euro revolving credit agreement, we incurred $0.1 million in prepayment penalties for the three and six months ended December 31, 2009. We expect that interest expense will continue to decline in future periods as a result of our early repayment of debt and the final payment in November 2009 of our original Canadian credit facility.

Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2009	2008	2009	2008
Income taxes:
Income tax provision	$2,875	$1,889	$4,240	$2,854
Effective tax rate	9.6%	9.2%	9.6%	9.6%

Income tax expense increased to $2.9 million for the three months ended December 31, 2009 as compared to $1.9 million for the same period in 2008. Income tax expense increased to $4.2 million for the six months ended December 31, 2009 as compared to $2.9 million for the same period in 2008. The increase in the effective tax rate for the three months ended December 31, 2009 as compared to the same period in 2008 is primarily attributable to the expiration of the U.S. federal research and development tax credit offset by benefit associated with geographic earnings mix.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

	Six Months Ended December 31,
	2009	2008
Capital expenditures	$(50,948)	$(41,500)
Software and website development costs	(3,147)	(3,327)
Soft Sight acquisition, net of cash acquired	(6,496)	—
Depreciation and amortization	21,303	16,646
Cash flows provided by operating activities	90,346	72,704
Cash flows used in investing activities	(60,491)	(32,068)
Cash flows used in financing activities	(4,841)	(45,234)

At December 31, 2009, we had $159.1 million of cash and cash equivalents primarily consisting of money market funds. During the three and six months ended December 31, 2009, we financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, debt and capital expenditure requirements for the foreseeable future.

Operating Activities. Cash provided by operating activities in the six months ended December 31, 2009 was $90.3 million and consisted of net income of $39.9 million, positive adjustments for non-cash items of $31.2 million and $19.3 million provided by working capital and other activities. Adjustments for non-cash items included $21.3 million of depreciation and amortization expense on property and equipment, software and website development costs, $11.8 million of share-based compensation expense, and $0.9 million for the write-off of acquired intangible assets, offset in part by $2.9 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities primarily consisted of an increase of $21.6 million in accrued expenses and other liabilities, an increase of $3.5 million in accounts payable, offset by an increase in accounts receivable of $3.1 million, an increase in inventory of $2.3 million, and an increase in prepaid expenses and other assets of $0.5 million. The increase in accrued expenses and other liabilities is driven primarily by increases in accrued payroll and benefit costs of $5.5 million, increases in accrued marketing expenses of $5.3 million, and increases in tax liabilities including value-added taxes of $6.0 million related mainly to sales within the European Union.

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

Investing Activities. Cash used in investing activities in the six months ended December 31, 2009 of $60.5 million consisted primarily of capital expenditures of $50.9 million, the purchase of Soft Sight, net of cash acquired, of $6.5 million, capitalized software and website development costs of $3.1 million, partially offset by $0.1 million of investment maturities. Capital expenditures of $29.5 million were related to the purchase of land and facilities, $14.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $7.4 million were related to purchases of other assets including information technology infrastructure and office equipment.

Cash used in investing activities in the six months ended December 31, 2008 of $32.1 million was attributable primarily to capital expenditures of $41.5 million, capitalized software and website development costs of $3.3 million partially offset by net sales of marketable securities of $12.8 million. Capital expenditures of $18.1 million were related to the purchase of equipment for our production facilities, $17.2 million were related to construction and land acquisition costs at our production facilities and $6.2 million were related to purchases of information technology and facility-related assets.

Financing Activities. Cash used in financing activities in the six months ended December 31, 2009 of $4.8 million was primarily attributable to payments in connection with our loan facilities of $13.1 million, including payment of the remaining principal balance of the euro revolving credit agreement in the Company’s Dutch subsidiary in the amount of $5.9 million and the final balloon payment on our original Canadian credit facility of $6.0 million. We also used $2.7 million to pay minimum withholding taxes related to the vesting of restricted share units (RSUs) granted and ordinary shares withheld under our equity incentive plans. This has been partially offset by the issuance of ordinary shares pursuant to share option exercises of $8.1 million and tax benefits derived from share-based compensation awards of $2.9 million.

Cash used by financing activities in the six months ended December 31, 2008 of $45.2 million was primarily attributable to the repurchase of common shares for $45.5 million, payments in connection with our bank loans of $1.6 million associated with the purchase of production assets for our facilities and the use of $1.4 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans, partially offset by the issuance of common shares pursuant to share option exercises of $3.3 million.

Contractual Obligations

Contractual obligations at December 31, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (excluding interest)	$5,942	$5,942	$—	$—	$—
Operating lease obligations	47,742	6,517	12,971	12,744	15,510

Total	$53,684	$12,459	$12,971	$12,744	$15,510

Long-Term Debt. During the six months ended December 31, 2009, the remaining balance of our euro revolving credit agreement was paid in full. The total payment was $6,064, including $141 of interest and pre-payment penalties. Additionally, the final balloon payment on our original credit agreement with Comerica Bank of $5,960 was paid on November 2, 2009.

In December 2005, we amended our original credit agreement with Comerica Bank – Canada to include an additional $10.0 million equipment term loan. The borrowings have been used to finance printing equipment purchases for the Windsor production facility. The loan is payable in monthly installments beginning December 1, 2006 and continuing through 2010, plus interest, with the remaining balance of $4,667 to be paid in December 2010. As of December 31, 2009, the interest rates on the various borrowings remaining under the term loan have been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50% and there was $5.9 million outstanding under this term loan.

Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At December 31, 2009, we had unrecorded commitments under contracts to expand our Canadian production facility and construct our Australian production facility of approximately $10,533 and $18,773, respectively. We also had unrecorded commitments under contracts at December 31, 2009 to purchase production equipment for our Australian, Canadian and Dutch production facilities of approximately $7,265, $975 and $884, respectively.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective for us in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect our consolidated financial statements.

Effective July 1, 2009, we adopted the revisions to FASB ASC Topic 805 Business Combinations that requires all assets and liabilities of an acquired business to be recorded at their fair values in all business combinations (whether full, partial or step acquisitions). Certain forms of contingent consideration and certain acquired contingencies are also required to be recorded at fair value at the acquisition date. Acquisition costs are now expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with our existing accounting policy for restructuring costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties are recognized as income tax expense or benefit. The adoption of these requirements did not have a material impact on our consolidated financial statements. Our acquisition of Soft Sight during the period was accounted for using the new requirements.

Effective July 1, 2009, we adopted the revisions to FASB ASC Topic 810 Consolidation that requires us to clearly identify and present ownership interests in subsidiaries held by parties other than us in the consolidated financial statements within the equity section but separate from our equity. The amount of consolidated net income attributable to the parent and to the non-controlling interest is required to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. The revisions also require us to revise evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of these requirements did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13 Multiple-Deliverable Revenue Arrangements amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

ASU 2009-14 Certain Revenue Arrangements that Include Software Elements amends ASC Subtopic 985-605 Software-Revenue Recognition, which addresses the accounting for revenue transactions involving software, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes that there have been no material changes during the six months ended December 31, 2009 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 31, 2009. We have added a critical accounting policy regarding business combinations, acquired intangible assets and goodwill as a result of our acquisition of Soft Sight on December 30, 2009.

Business Combinations

We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Intangible Assets

We record acquired intangible assets at fair value on the date of acquisition and amortize such assets using the straight-line method over the expected useful life, unless another method is deemed to be more appropriate. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill will be evaluated for impairment on an annual basis during the fiscal third quarter, or earlier if impairment indicators are present.

Estimates Related to the Soft Sight Acquisition

We assigned the value of the consideration transferred to acquire Soft Sight to the tangible assets and identifiable intangible assets acquired and liabilities assumed, on the basis of their fair values at the date of acquisition. The difference between the purchase price and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill, totaling $4.2 million, relates to the potential synergies from the integration of the Soft Sight embroidery software capabilities into the Vistaprint product offering. The allocations recorded on our condensed consolidated balance sheet included $2.6 million of intangible assets and a $1.1 million deferred tax liability.

We assessed the fair value of assets, including intangible assets that were principally comprised of developed technology and website infrastructure, using a variety of methods. These methods reflect significant assumptions regarding the estimates a market participant would make in order to evaluate similar assets, including estimates regarding the expected costs to develop such assets in-house and the appropriate discount rates. The estimated fair value ascribed to developed technology and the website infrastructure was based on the estimated cost that a market participant would incur to replace these assets. The risk-adjusted discount rate for each of the acquired intangibles was approximately 19%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash and cash equivalents and investments. At December 31, 2009, we had unrestricted cash and cash equivalents, primarily invested in money market funds, totaling $159.1 million and a long-term investment in a municipal auction rate security totaling $0.7 million. These amounts are held for working capital purposes, we do not enter into investments for trading or speculative purposes. We considered the historical volatility of short term interest rates. A hypothetical 1% (100 basis-point) increase in interest rates would have resulted in an immaterial decrease in the fair values of our investments at December 31, 2009.

Foreign Currency Exchange Rate Risk. As we conduct business in multiple international currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar. Fluctuations in exchange rates can positively or negatively affect our revenue and profits. Our subsidiaries in the Netherlands, Spain, France and Tunisia have the euro as their functional currency. Our subsidiaries in Switzerland and Australia have the Swiss franc and Australian dollar as their functional currency, respectively. Each of these subsidiaries translates their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. Transaction gains and losses generated from revenue and operating expenses in currencies other than the functional currency of a subsidiary and remeasurement of assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the statement of income. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, but that expose us to fluctuations in currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts are also reported in other expense, net on the statement of income. During the six months ended December 31, 2009, our Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency.

We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the U.S. dollar, would have resulted in an increase of $0.4 million on our income before taxes for the three months ended December 31, 2009. A similar decrease in exchange rates of 10%, or strengthening of the U.S. dollar, would have resulted in a decrease of $0.8 million on our income before taxes for the three months ended December 31, 2008. These hypothetical 10% changes in U.S. dollar currency exchange rates would have resulted in an immaterial change in the fair value of our currency forward agreements at December 31, 2009.

Currency transaction losses included in other expense, net were $0.8 million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively. Currency transaction losses included in other expense, net were $0.6 million and $1.4 million for the six months ended December 31, 2009 and 2008, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in the SEC’s rules, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the six months ended December 31, 2009, we implemented certain modules of a new company wide Enterprise Resource Planning system, SAP, that provides an integrated solution for transaction processing, consolidation, and reporting. No other change in our internal control over financial reporting (as defined in the SEC’s rules) occurred during the six months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents, and the Court granted Vistaprint Technologies Limited’s request for a stay on September 2, 2008. Vistaprint Technologies Limited then submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office, which granted the reexamination requests in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm representing Taylor Corporation also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-suit. These reexamination requests were granted in May and June 2009 and were merged in September 2009 with the reexaminations earlier filed by Vistaprint Technologies Limited. We are unable to express an opinion as to the likely outcome of any such reexamination or of the underlying lawsuit.

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

On June 26, 2009, Vistaprint Limited, our wholly owned subsidiary, and Vistaprint USA, Incorporated, a wholly owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or Vistaprint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that the named defendants are infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff is seeking declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages. This lawsuit is in its earliest stages, and we are unable to express an opinion as to its likely outcome.

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry of a preliminary and permanent injunction, and damages. This lawsuit is in its earliest stages, and we are unable to express an opinion as to its likely outcome.

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

We caution you that our actual future results may vary materially from those contained in forward looking statements that we make in this Report and other filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements due to the following important factors, among others. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As a result of seasonal fluctuations in our revenues, our quarterly results may fluctuate and could be below expectations.

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

We produce the vast majority of our products internally at our facilities in Windsor, Ontario, Canada and Venlo, the Netherlands. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. We have not identified alternatives to these facilities to serve us in the event of the loss or substantial damage to one or more of our facilities due to fire, natural disaster or other events. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier in an effort to supplement our production capacity. However, an alternative supplier may not be able to meet our production requirements on a timely basis or on commercially acceptable terms, or at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

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

The development of our business has been primarily attributable to organic growth, but from time to time we may choose to undertake acquisitions to further expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

Our business and our customer base have been built primarily through organic growth. However, from time to time we may selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. We have very limited experience making acquisitions. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel including, in particular, Robert S. Keane, our President and Chief Executive Officer, Wendy Cebula, our President of Vistaprint North America, Michael Giannetto, our Chief Financial Officer and Janet Holian, our President of Vistaprint Europe. Any of these executives may cease their employment with us at any time with minimal advance notice. The loss of one or more of these or other key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

We have rapidly grown to approximately 2,000 full-time employees and approximately 320 temporary employees as of December 31, 2009. As of December 31, 2009, we had production facilities or offices in Australia, Bermuda, Canada, France, Germany, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.

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

We operate production facilities or offices in Bermuda, Canada, France, Germany, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States and have commenced construction of our production facility in Australia. We have localized websites to serve many markets internationally. For the three and six months ended December 31, 2009, we derived 51% and 47%, respectively, of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

Most if not all of the markets in which we operate are currently in an economic downturn that we believe has had and will continue to have a negative impact on our business. Likewise the world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, increased volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the overall demand for our products and services and our ability to achieve targeted financial results, as well as our overall financial results from operations. We are unable to predict the likely duration and severity of the current disruption in financial markets and recession in Europe, the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business.

For the three and six months ended December 31, 2009, we derived 49% and 53%, respectively, of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

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

As of December 31, 2009, we had 36 issued United States patents, 4 patents in other countries and more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue, and in June, 2009, the panel issued a written opinion stating the basis for its decision. Vistaprint has appealed the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

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

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts from growing our business. Potential adversaries may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay significant damages and attorney’s fees, and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies important to the operation of our business would be restricted by a court order.

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

We sell our products and services primarily through our websites. If we are unable to acquire or maintain domain names for our websites, then we could lose customers, which would substantially harm our business and results of operations.

We sell our products and services primarily through our websites. We currently own or control a number of Internet domain names used in connection with our various websites, including Vistaprint.com and similar names with alternate URL names, such as .net, .de and .co.uk. Domain names are generally regulated by Internet regulatory bodies. If we are unable to use a domain name in a particular country, then we would be forced to purchase the domain name from the entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging; or elect not to sell products in that country. Any of these results could substantially harm our business and results of operations. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Vistaprint in all of the countries in which we currently or intend to conduct business.

Our revenues may be negatively affected if we are required to charge sales, value added or other taxes on purchases.

Outside of the European Union, in most jurisdictions where we sell products and services, we do not collect or have imposed upon us sales tax, value added tax or other taxes related to our revenues. However, additional countries, regions or states where we are not currently collecting such taxes may seek to impose sales or other tax collection obligations on us in the future. For example, the United States Congress and a number of states in the United States, including New York, have been considering or have adopted laws or initiatives that would impose sales and use taxes on Internet sales. In January 2009, a New York state court dismissed a complaint filed by Amazon.com challenging the New York law on various constitutional grounds. In addition, a substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that could be adverse to our business. The imposition by national, state or local governments, whether within or outside the United States, of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenue. In addition, a successful assertion by one or more governments, especially in jurisdictions where we are not already collecting sales taxes or value added taxes, that we should be, or should have been, collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

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

If we were required to review the content that our customers incorporate into our products and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, our operations do not involve any human-based review of content for the vast majority of our sales. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, racist, scandalous, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. There is, therefore, a risk that customers may intentionally or inadvertently order and receive products from us that are in violation of the law or the rights of another party. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction, which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines or monetary damages.

We expect that revenues we derive from third party referral programs will decrease in the future due to our termination of membership discount program offerings, which could adversely affect our results of operations.

For the three and six months ended December 31, 2009 we derived approximately 1.9% and 2.6% of our total revenues from referral fees generated from all sources, as compared to 4.6% and 5.3% for the three and six months ended December 31, 2008. For the three and six months ended December 31, 2009, 0.9% and 1.5%, respectively, of total Vistaprint revenue was derived from third party membership discount programs as compared to 3.8% and 4.4% in the same prior year periods. We removed the membership discount program offerings from our websites in November 2009 and terminated our relationship with the third party merchant responsible for these programs. We expect that referral fee revenue from all sources will account for about 2% of our total revenue for fiscal year 2010. However, longer-term, referral fees could generate more or less of our total revenues due to a variety of factors, including, among others, new product and service offering decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

Purported Federal class action lawsuits have been filed alleging that certain of our customers were, without their knowledge or consent, enrolled in and billed for membership discount programs previously offered by third party merchants on our Vistaprint.com website. If we or the third party merchants are unable to successfully resolve these lawsuits or similar claims that may be brought in the future, our reputation, revenues and results of operations could be adversely affected.

During each of the last three fiscal years, we generated a small portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third-party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers were for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we received a payment from a third party merchant for every customer that accepted the promotion. Some of these third party membership discount programs have been the subject of consumer complaints, litigation, and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought similar consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. From time to time we have received complaints from our customers and inquiries by state attorneys general regarding certain of the membership discount programs previously offered on our websites. Although we removed all such membership discount program offerings from our websites in November 2009 and terminated our relationship with the third party merchant responsible for these programs, we have continued to receive complaints and inquiries about these programs.

In addition, we are currently involved in several purported class action lawsuits that were filed against us and two affiliated third party merchants, which lawsuits have been consolidated into one suit, alleging that we and the merchants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our Vistaprint.com website. You can find more information about this lawsuit in the section of this Report entitled, “Item 1 – Legal Proceedings.” We and the third party merchants may receive other complaints in the future regarding these types of membership discount programs. Governmental authorities also may institute proceedings alleging similar alleged misconduct. For example, on May 28, 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation announced that his Committee is investigating membership discount programs marketed by Vertrue, Inc., Webloyalty.com, Inc. and Affinion Group, Inc. through e-commerce retailers due to the high volume of consumer complaints concerning the programs. The purported class action lawsuits or any other private or governmental claims or actions that may be brought against us in the future relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generated through these relationships, which would have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or damage to our reputation as a result of these claims could have a negative impact on our brand, revenues and profitability.

Our practice of offering free products and services could be subject to judicial or regulatory challenge, which, if successful, would hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—we have in the past, and may in the future, be subject to claims from individuals or governmental regulators in Europe, the United States and other countries that our free offers are misleading or do not comply with applicable legislation or regulation. In addition, customers and competitors have filed complaints with governmental and standards bodies in other jurisdictions claiming that customers were misled by the terms of our free offers. If our free product offers are subject to further challenges or actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

Our failure to protect our network and the confidential information of our customers against security breaches and to address risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches of our network could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We retain the credit card information of all of our customers for a limited period of time for the purpose of issuing refunds and of our subscription customers for a longer period of time for the purpose of recurring billing. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other related developments, among other factors, may result in a compromise or breach of our network or the technology that we use to protect our network and our customer transaction data including credit card information. Any such compromise of our network or our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

We are subject to customer payment-related risks.

We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and bank check. In most geographic regions, we rely on one or two third party companies to provide payment processing services, including the processing of credit cards, debit cards and electronic checks. If either of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming, either of which scenarios could disrupt our business.

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

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and our subsidiaries. These agreements establish transfer prices for printing, marketing, management, technology development and other services performed by these subsidiaries for Vistaprint N.V. and other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length. With the exception of the transfer pricing arrangements applicable to our Dutch and French operations, our transfer pricing arrangements are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. Changes in laws and regulations may require us to change our transfer pricings or operating procedures. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess penalties, it would result in a higher tax liability to us, which would adversely affect our earnings.

We will pay taxes even if we are not profitable on a consolidated basis, which would cause increased losses and further harm to our results of operations.

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

Provisions of our Articles of Association, the Articles of Association of the independent foundation, Stichting Continuïteit Vistaprint, Dutch law and the call option we granted to the independent foundation may make it difficult to replace or remove management and may inhibit or delay a change of control, including a takeover attempt that might result in a premium over the market price for our ordinary shares, and dilute your voting power.

Our Articles of Association, or Articles, limit our shareholders’ ability to suspend or dismiss the members of our management board and supervisory board or to overrule our supervisory board’s nominees to our management board and supervisory board by requiring a vote of two-thirds of the votes cast representing more than 50% of the outstanding ordinary shares to do so under most circumstances. As a result, there may be circumstances in which shareholders may not be able to remove members of our management board or supervisory board even if holders of a majority of our ordinary shares favor doing so.

Our Articles also allow us to issue preferred shares. We have established an independent foundation, Stichting Continuïteit Vistaprint, which we refer to as the Foundation, whose board consists of three members, at least two of whom are independent of Vistaprint N.V. We granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding. The objective of the Foundation is to serve the interests of Vistaprint N.V. In carrying out this objective, the Foundation may acquire, own and vote our preferred shares in order to maintain the independence, continuity or identity of Vistaprint N.V. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one-half.

In addition, our management board may issue preferred shares up to an amount equal to the number of ordinary shares under our authorized share capital. This authorization must be renewed by our shareholders at least every five years.

We have limited flexibility with respect to certain aspects of capital management.

Dutch law requires shareholder approval for the issuance of ordinary shares. In August 2009, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate without obtaining specific shareholder approval for each issuance, but this authorization is limited to the number of ordinary shares under our authorized share capital and must be submitted to shareholders for renewal at least every five years. Additionally, subject to specified exceptions, Dutch law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and reserves for approval by shareholders many corporate actions, such as the approval of dividends. Situations may arise where the flexibility to issue shares, pay dividends or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

Because of our articles of association and our organization under Dutch law, you may find it difficult to pursue legal remedies against the members of our supervisory board or management board.

Our Articles and our internal corporate affairs are governed by Dutch law. The rights of our shareholders and the responsibilities of the supervisory board and management board that direct our affairs are different from those established under United States laws. For example, class action lawsuits and derivative lawsuits are generally not available under Dutch law. You may find it more difficult to protect your interests against actions by members of our supervisory board or management board than you would if we were a U.S. corporation. Under Dutch law, the supervisory board and the management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally, which includes employees, customers and creditors, not just shareholders. Furthermore, under our Articles, we are obligated to indemnify the members of our supervisory board and our management board against liabilities resulting from proceedings against such members in connection with their membership on either board, if such member acted in good faith and in a manner he believed to be in our best interests and such member has not been adjudged in a final and non-appealable judgment by a Dutch judge to be liable for gross negligence or willful misconduct, subject to various exceptions.

We are incorporated under the laws of the Netherlands, and the majority of our assets are located outside the United States, which may make it difficult for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside of the United States. In addition, certain members of our management board and our officers reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons, to enforce outside the U.S. judgments obtained against such persons in U.S. courts, or to enforce rights predicated upon the U.S. securities laws. There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would not be directly enforceable in the Netherlands; the party in whose favor such final judgment is rendered would need to bring a new suit in a competent court in the Netherlands and petition the Dutch court to enforce the final judgment rendered in the United States. Therefore, there can be no assurance that U.S. shareholders will be able to enforce against us, members of our management board or supervisory board or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the federal securities laws. In addition, it is possible that a Dutch court would not impose civil liability on us, the members of our management board or supervisory board or our officers in an original action predicated solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands against us or such members or officers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2008, we had announced that the Vistaprint Limited Board of Directors authorized the repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. The timing and amount of any shares repurchased have been and will continue to be determined by our management based on its evaluation of market conditions and other factors. During fiscal 2009, $45.5 million of common shares of Vistaprint Limited were repurchased, leaving $4.5 million authorized for repurchase. The share repurchase authorization, which has been assumed by Vistaprint N.V., expires on February 8, 2010, but may be suspended or discontinued by us at any time.

Vistaprint N.V. also acquires ordinary shares in satisfaction of employee tax withholding requirements in connection with the vesting of restricted shares. During the three months ended December 31, 2009, we withheld 28,383 shares at an average price per share of $51.77. During the six months ended December 31, 2009, we withheld 57,901 shares at an average price per share of $46.84.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual general meeting of shareholders on November 17, 2009, at which our shareholders approved all five of the proposals presented for consideration at the meeting. You can find more information about the meeting, including the voting results for each proposal, in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009, which is incorporated herein by this reference.

ITEM 6.	EXHIBITS

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 29, 2010

VISTAPRINT N.V.

By:	/S/ MICHAEL GIANNETTO
Michael Giannetto
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 23, 2009

10.2*	Form of Annual Award Agreement under our Performance Incentive Plan for Covered Employees

10.3*	Form of Four-Year Award Agreement under our Performance Incentive Plan for Covered Employees

10.4*	Form of Restricted Share Unit Agreement for Supervisory Board members under our Amended and Restated 2005 Equity Incentive Plan

10.5	Call Option Agreement between Vistaprint N.V. and the Foundation dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2009

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement.