Form 10-Q
period 2010-03-31
VISTAPRINT N.V.
filed 2010-04-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to            .
Commission File Number: 000-51539

VISTAPRINT N.V.
(Exact Name of Registrant as Specified in its Charter)

The Netherlands (State or Other Jurisdiction of Incorporation or Organization)	98-0417483 (I.R.S. Employer Identification No.)
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
          As of April 27, 2010, there were outstanding 43,738,515 ordinary shares of the registrant, par value €.01 per share.

EXPLANATORY NOTE
          This Quarterly Report on Form 10-Q is being filed pursuant to the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Vistaprint N.V., a Dutch limited liability company (nammlooze vennootschap), as successor to Vistaprint Limited, a company incorporated under the laws of Bermuda. Pursuant to a scheme of arrangement under Bermuda law, on August 31, 2009 all of the previously outstanding common shares of Vistaprint Limited were cancelled and each holder of cancelled Vistaprint Limited common shares received ordinary shares of Vistaprint N.V. As a result of the scheme of arrangement and share exchange transaction, Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V. Pursuant to Rule 12g-3 under the Exchange Act, Vistaprint N.V. is filing this Quarterly Report on Form 10-Q, which includes the full nine months ended March 31, 2010 including the activity of Vistaprint Limited before the succession, as the successor issuer for reporting purposes under the Exchange Act.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	March 31,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$162,585	$133,988
Marketable securities	9,739	—
Accounts receivable, net of allowances of $56 and $172, respectively	10,245	5,672
Inventory	5,890	4,384
Prepaid expenses and other current assets	14,663	12,819

Total current assets	203,122	156,863
Property, plant and equipment, net	236,788	193,622
Software and web site development costs, net	6,431	6,754
Deferred tax assets	6,979	7,035
Other assets	11,512	5,275

Total assets	$464,832	$369,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,070	$11,347
Accrued expenses	61,292	43,724
Deferred revenue	4,350	3,393
Current portion of long-term debt	5,556	8,349

Total current liabilities	90,268	66,813
Deferred tax liabilities	1,613	1,637
Other liabilities	5,919	5,100
Long-term debt	—	10,465

Total liabilities	97,800	84,015

Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, par value €0.01 per share; 120,000,000 shares authorized; 49,814,829 and 49,175,223 shares issued and 43,700,959 and 42,805,811 shares outstanding, respectively	697	625
Treasury shares, at cost, 6,113,870 and 6,369,412, respectively	(28,396)	(29,881)
Additional paid-in capital	241,279	212,284
Retained earnings	154,875	98,784
Accumulated other comprehensive (loss) income	(1,423)	3,722

Total shareholders’ equity	367,032	285,534

Total liabilities and shareholders’ equity	$464,832	$369,549

See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue	$166,029	$127,523	$505,732	$380,658
Cost of revenue (1)	59,659	46,583	180,400	142,119
Technology and development expense (1)	19,601	15,646	57,770	44,700
Marketing and selling expense (1)	54,530	39,644	161,076	117,128
General and administrative expense (1)	14,427	9,664	43,543	30,240

Income from operations	17,812	15,986	62,943	46,471
Interest income	113	251	327	1,543
Other expense, net	14	389	648	1,755
Interest expense	123	342	670	1,075

Income before income taxes	17,788	15,506	61,952	45,184
Income tax provision	1,621	1,340	5,861	4,195

Net income	$16,167	$14,166	$56,091	$40,989

Basic net income per share	$0.37	$0.34	$1.30	$0.95

Diluted net income per share	$0.35	$0.33	$1.24	$0.92

Weighted average shares outstanding – basic	43,569,607	42,183,100	43,234,283	43,290,985

Weighted average shares outstanding – diluted	45,661,139	43,109,786	45,265,012	44,469,114

(1)	Share-based compensation cost is allocated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of revenue	$186	$183	$633	$565
Technology and development expense	1,307	1,247	4,581	3,707
Marketing and selling expense	1,161	1,010	3,781	3,032
General and administrative expense	2,489	2,156	7,905	7,575
See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	March 31,
	2010	2009
Operating activities
Net income	$56,091	$40,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,702	25,991
Abandonment of acquired intangible assets	920	—
Loss on sale, disposal or impairment of long-lived assets	131	1,331
Amortization of premiums and discounts on short-term investments	45	—
Share-based compensation expense	16,900	14,879
Tax benefits derived from share-based compensation awards	(4,877)	(4,408)
Deferred taxes	(50)	—
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(4,584)	(1,769)
Inventory	(1,656)	(844)
Prepaid expenses and other assets	1,527	(1,484)
Accounts payable	5,991	2,942
Accrued expenses and other liabilities	20,030	14,625

Net cash provided by operating activities	123,170	92,252

Investing activities
Purchases of property, plant and equipment	(73,828)	(59,575)
Proceeds from sale of equipment	177	—
Business acquisition, net of cash acquired	(6,496)	—
Purchases of marketable securities	(9,804)	(6,078)
Sales and maturities of marketable securities	100	25,037
Capitalization of software and website development costs	(4,804)	(5,319)

Net cash used in investing activities	(94,655)	(45,935)

Financing activities
Repayments of long-term debt	(13,514)	(2,423)
Payment of withholding taxes in connection with vesting of restricted share units	(4,366)	(1,832)
Repurchase of ordinary shares	—	(45,518)
Tax benefits derived from share-based compensation awards	4,877	4,408
Proceeds from issuance of shares	13,407	4,757

Net cash provided by (used in) financing activities	404	(40,608)

Effect of exchange rate changes on cash	(322)	(1,110)

Net increase in cash and cash equivalents	28,597	4,599
Cash and cash equivalents at beginning of period	133,988	103,145

Cash and cash equivalents at end of period	$162,585	$107,744

See accompanying notes.

VISTAPRINT N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited in thousands, except share and per share data)
1. Description of Business
          The Vistaprint group of companies (the “Company”) offers small businesses the ability to market their businesses with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards, website hosting, brochures and invitations to marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the small business market, generally businesses or organizations with fewer than 10 employees. The Company also provides personalized products and services to the consumer market.
     Change of Domicile
          On August 31, 2009, the Company moved the place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (nammlooze vennootschap) under the laws of the Netherlands and pursuant to a scheme of arrangement under Bermuda law approved by the common shareholders of Vistaprint Limited, among other things, each common share of Vistaprint Limited was exchanged for one ordinary share of Vistaprint N.V.
          As a result of the scheme of arrangement and the share exchange transaction, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint Limited became a wholly owned subsidiary of Vistaprint N.V. The par value of the Company’s common shares increased from $0.001 per share to €0.01 per share (or $0.014 based on an exchange rate in effect on August 31, 2009). In connection with consummation of the scheme of arrangement, Vistaprint N.V. assumed Vistaprint Limited’s existing obligations in connection with awards granted under Vistaprint Limited’s incentive plans and other similar employee awards. Additionally, 120,000,000 preferred shares with a par value of €0.01 per share were authorized, of which no preferred shares are issued or outstanding. As of March 31, 2010, Vistaprint Limited held 4,500,000 ordinary shares of Vistaprint N.V., which are included in treasury shares.
          A foundation, Stichting Continuïteit Vistaprint (the “Foundation”), was established whose board consists of three members, at least two of whom are independent of the Company. The purpose of the Foundation is to safeguard the interests of the Company and its stakeholders and to assist in maintaining the Company’s continuity and independence. On November 16, 2009, Vistaprint N.V. entered into a Call Option Agreement with the Foundation pursuant to which the Foundation may acquire a number of Vistaprint N.V.’s preferred shares up to a maximum of the total number of Vistaprint N.V.’s ordinary shares then outstanding at an exercise price of €0.01 per share. The call option held by the Foundation is designed to provide a protective measure against unsolicited take-over bids for the Company or other hostile threats through the issuance of preferred shares to the Foundation that would give the Foundation voting and dispositive power over up to 50% of Vistaprint N.V.’s outstanding securities. The Company has determined it is the primary beneficiary of the Foundation and therefore has included the Foundation in its consolidated financial statements. The Foundation does not have any assets or liabilities as of March 31, 2010 and it is not expected that the Company will be exposed to any material loss as a result of its involvement with the Foundation.
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
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other period. The condensed consolidated balance sheet at June 30, 2009 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
          On December 30, 2009, the Company acquired Soft Sight, Inc. (“Soft Sight”). See Note 6, “Acquisition of Soft Sight, Inc.,” for additional information regarding the acquisition.
     Inventories
          Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market.
     Treasury Shares
          Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. Treasury shares are used to fulfill certain share option exercises and restricted share unit vesting, and may in the future be used for acquisitions.
     Net Income Per Share
          Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Ordinary share equivalents of 37,692 and 284,962 were excluded from the determination of potentially dilutive shares for the three and nine months ended March 31, 2010, respectively, due to their anti-dilutive effect. Ordinary share equivalents of 2,655,163 and 2,453,590 were excluded from the determination of potentially dilutive shares for the three and nine months ended March 31, 2009, respectively, due to their anti-dilutive effect.
          The following table sets forth the reconciliation of basic and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average shares outstanding, basic	43,569,607	42,183,100	43,234,283	43,290,985
Weighted average shares issuable upon exercise / vesting of outstanding share options/RSUs	2,091,532	926,686	2,030,729	1,178,129

Shares used in computing diluted net income per share	45,661,139	43,109,786	45,265,012	44,469,114

     Share-Based Compensation
          During the three and nine months ended March 31, 2010, the Company recorded share-based compensation costs of $5,143 and $16,900, respectively, and $4,596 and $14,879 during the three and nine months ended March 31, 2009, respectively. Share-based compensation costs capitalized as part of software and website development costs were $108 and $372 for the three and nine months ended March 31, 2010, respectively, and were $250 and $763 for the three and nine months ended March 31, 2009, respectively.
          As part of the quarterly financial reporting process for the second fiscal quarter ended December 31, 2009, the Company became aware that the widely used third-party software application it used to calculate share-based compensation costs contained computational errors that affected the timing of expense recognition. These errors were corrected in the most current software version that the Company had not implemented during the affected periods. Specifically, the software incorrectly applied a weighted average forfeiture rate to the vested portion of stock option and restricted share awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest, resulting in a cumulative understatement of share-based compensation expense and additional paid in capital in prior years of $1.3 million. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the fiscal years ending prior to and including June 30, 2009, using both the roll-over and iron-curtain method as defined in SAB No. 108. The Company concluded that the effect of this cumulative error was not material to its interim or annual financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in the second quarter of the current fiscal year would not have a material effect on its annual financial statements for the year ending June 30, 2010. Accordingly, the Company recorded a charge to share-based compensation and additional paid in capital of $1.3 million to correct this error in its second fiscal quarter, which is included in the nine months ended March 31, 2010. As share-based compensation is a non-cash item there is no impact on net cash provided by operations. The Company has since implemented the most current software version and the computational errors have therefore been rectified.

          At March 31, 2010, there was $34,642 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.
     Income Taxes
          The Company is subject to income taxes in certain jurisdictions including but not limited to the Netherlands, Canada, Spain, and the United States. Significant judgments, estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits, are required in the determination of our provision for income taxes. These judgments, estimates and assumptions involve interpreting the tax laws in various international jurisdictions, analyzing changes in tax laws and regulations, and estimating our levels of revenues, expenses and profits in each jurisdiction and the potential impact of each on the tax liability in any given year.
          The Company operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties and the determination of permanent establishments and attribution of effectively connected income are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.
          As of June 30, 2009, the Company had unrecognized tax benefits, including interest, of approximately $1,489, which will reduce the effective tax rate when recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. There have been no significant changes to these amounts during the three and nine months ended March 31, 2010.
          The Company’s U.S. subsidiary is under audit by the Internal Revenue Service and the Commonwealth of Massachusetts. In addition, the Canada Revenue Agency is auditing one of the Company’s Canadian subsidiaries.
     Cash, Cash Equivalents and Marketable Securities
          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. At both March 31, 2010 and June 30, 2009, the Company also held one remaining auction rate security as a result of failed auctions in fiscal year 2009. The Company’s marketable securities are classified as “available-for-sale securities” and carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive (loss) income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
          The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three or nine months ended March 31, 2010 and 2009.
          Cash, cash equivalents and marketable securities by major security type as of March 31, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$162,585	$—	$162,585

Marketable securities:
Certificates of deposit	960	(2)	958
Corporate debt securities	6,900	(16)	6,884
U.S. government and agency securities	1,900	(3)	1,897

Total current marketable securities	9,760	(21)	9,739

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash, cash equivalents and marketable securities	$173,045	$(61)	$172,984

          Cash, cash equivalents and marketable securities by major security type as of June 30, 2009 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$133,988	$—	$133,988

Marketable security:
Municipal auction rate security	800	(40)	760

Total long-term marketable security	800	(40)	760

Total cash, cash equivalents and marketable security	$134,788	$(40)	$134,748

          The contractual maturities of all securities held at March 31, 2010 and June 30, 2009 are one year or less, except for the Company’s auction rate security with a maturity beyond ten years, which is included in other assets in the accompanying balance sheets as the Company has the intent and ability to hold the asset until the anticipated recovery period.
          Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations for the periods presented.
     Derivative Instruments and Hedging Activities
          The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
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
     Recently Adopted Accounting Pronouncements
          The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for the Company in the quarter ended September 30, 2009. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.
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
          Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. Additionally, effective January 1, 2010, we adopted ASU 2010-06 Improving Disclosures about Fair Value Measurements, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.
          In February 2010, the FASB issued ASU 2010-09, which amends the Subsequent Events Topic of the ASC to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. This change did not affect the Company’s consolidated financial statements.
     Recently Issued Accounting Pronouncements
          ASU 2009-13 Multiple-Deliverable Revenue Arrangements amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.
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
          The fair value of these financial assets was determined using the following inputs at March 31, 2010:

		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$162,585	$162,585	$—	$—
Certificates of deposit	958	958	—	—
Corporate debt securities	6,884	6,884	—	—
U.S government and agency securities	1,897	1,897	—	—
Currency contracts	39	39	—	—
Long-term investments (1)	660	—	—	660

Total assets recorded at fair value	$173,023	$172,363	$—	$660

(1)	Long-term investments consist of an auction rate security.
          The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) at March 31, 2010:

Balance at June 30, 2009	$760
Maturities or redemptions	(100)

Balance at March 31, 2010	$660

     Cash Flow Hedge of Currency Exchange Risk
          The Company is exposed to fluctuations in various currencies against its reporting currency, the US dollar. During the nine months ended March 31, 2010, the Company’s Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency and were designated and qualify as cash flow hedges at inception. As of March 31, 2010, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted transactions is three months.
          As of March 31, 2010, the fair value of the Company’s derivative currency contracts of $39 is recorded in prepaid expenses and other current assets and the related unrealized gain has been recognized in AOCI for the effective portion of the hedge. The cash flow hedge was considered to be highly effective and no amounts have been reclassified into earnings during the three and nine months ended March 31, 2010. It is expected that net gains in AOCI relating to the currency forwards reclassified into depreciation expense during the year ended June 30, 2010, if any, will be immaterial.
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
4. Comprehensive Income
          Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$16,167	$14,166	$56,091	$40,989
Unrealized (loss) gain on marketable securities	(19)	(26)	(19)	19
Unrealized gain on cash flow hedge, net of tax of $7 and $26, for the three and nine months ended March 31, 2010	16	—	57	—
Change in cumulative foreign currency translation adjustments	(6,361)	(3,123)	(5,183)	(8,268)

Comprehensive income	$9,803	$11,017	$50,946	$32,740

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
          The Company is in the process of reorganizing the business into operating segments on a geographical basis; however, separate discrete financial information is not yet available to be used by the chief operating decision maker to make decisions on how to allocate resources and assess performance at such a level. As a result, there has been no change in the Company’s identification of operating segments as of March 31, 2010 and through the date the financial statements were issued. The Company believes that this change will take place during the current calendar year.
     Geographic Data
          Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue:
United States	$92,015	$79,665	$273,607	$230,859
Non-United States	74,014	47,858	232,125	149,799

Total revenue	$166,029	$127,523	$505,732	$380,658

	March 31,	June 30,
	2010	2009
Long-lived assets (1):
Canada	$110,006	$86,541
Netherlands	82,632	85,230
Australia (2)	17,938	—
Bermuda	16,436	17,880
United States	12,350	9,489
Jamaica	5,457	3,108

	March 31,	June 30,
	2010	2009
Switzerland	1,948	1,733
Spain	1,750	1,541
Other	2,045	129

Total long-lived assets	$250,562	$205,651

(1)	Excludes deferred tax assets of $6,979 and $7,035, respectively, and goodwill of $4,169 and $0, respectively.

(2)	The increase in long-lived assets in Australia is a result of the commencement of construction of a production facility near Melbourne, Australia.
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
          The transaction is being accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred. The transaction and restructuring costs did not have and are not expected to have a material impact on the Company’s consolidated results of operations or cash flows. The Company plans to launch a line of embroidered products to customers in fiscal 2011, and expects no revenue from embroidered products before that time. Pro forma results of operations for the three and nine months ended March 31, 2010 and 2009 assuming the acquisition of Soft Sight had taken place at the beginning of each period would not differ significantly from the Company’s actual reported results.
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
7. Debt
          As of March 31, 2010 and June 30, 2009, the Company had total debt of $5,556 and $18,814, respectively. During the nine months ended March 31, 2010, the remaining balance of the Company’s euro revolving credit agreement was paid in full. The total payment was $6,064 including $141 of interest and pre-payment penalties. Additionally, the final balloon payment on the Company’s original Canadian credit facility became due and was paid in full on November 2, 2009 in the amount of $5,960. All remaining obligations under the Company’s debt instruments as of March 31, 2010 are current.
8. Commitments and Contingencies
     Purchase Commitments
          At March 31, 2010, the Company had unrecorded commitments under contracts to expand its Canadian production facility and construct its Australian production facility of approximately $7,968 and $6,729, respectively, and commitments under contract for site development and construction of its Jamaican customer support and design center of approximately $3,286. The Company also had unrecorded commitments under contracts at March 31, 2010 to purchase production equipment for its Australian production facility of approximately $7,499.

     Legal Proceedings
          On July 27, 2006, Vistaprint Technologies Limited, an indirect wholly owned subsidiary of Vistaprint N.V., filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of Vistaprint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in Vistaprint Technologies Limited’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009, and on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. The Company is unable to express an opinion as to the likely outcome of such appeal.
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
     Executive Overview
          For the three and nine months ended March 31, 2010, we reported 30% and 33% revenue growth over the same periods in 2009 to revenue of $166.0 million and $505.7 million, respectively. Diluted earnings per share (“EPS”) grew 6% and 35% for the three and nine months ended March 31, 2010 over the same period in 2009 to EPS of $0.35 and $1.24, respectively.
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
     Provide “All Things Marketing” for Small Businesses
          We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During the first nine months of fiscal year 2010, we added personalized notebooks, mugs, on-line search profiles, new business card options, ladies’ t-shirts, personalized credit cards and other offerings. We also acquired Soft Sight to support future entry into the custom embroidered product market. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer support and design services, and our value proposition, we seek to increase the number of products purchased by each customer.
     Expand Geographic Reach
          For the three and nine months ended March 31, 2010, revenue generated from non-United States websites accounted for approximately 45% and 46% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened a European marketing office in Barcelona, Spain in January 2007 to focus on the implementation of our European growth initiatives. We currently serve Australia, New Zealand and Japan from our North American and European locations, but have begun construction of a production facility near Melbourne, Australia and have announced plans to open a marketing office in Sydney, Australia. We expect to be fully operational in Australia in the first quarter of fiscal 2011. We also intend to continue geographic expansion of our marketing efforts and customer service capabilities and have opened two new customer support and design centers that support European customers (one in Tunis, Tunisia, and the other in Berlin, Germany). In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content specific to local markets.
     Home & Family
          Although we expect to maintain our primary focus on the small business market, we believe that our customer support, sales and design services, and low production costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market, and we believe that the economies of scale provided by our large production order volumes and integrated design and production facilities will enable us to profitably grow our consumer business. During the first nine months of fiscal year 2010, we added personalized notebooks, mugs, photo flip books, photo books, consumer websites and luggage tags to our list of offerings that appeal to consumers.

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
          On July 1, 2009, Robert Keane, our chief executive officer, relocated to a new office in Paris, France, which operates as Vistaprint SARL. Other activities that are or are planned to be located in our Paris headquarters include corporate strategy, talent development and corporate communications.
          The Change of Domicile and the establishment of our Paris headquarters did not have and are not anticipated to have a material impact on how we conduct our day-to-day operations, consolidated effective tax rate or our financial position, results of operations or cash flows.
          A foundation, Stichting Continuïteit Vistaprint (the “Foundation”), was established whose board consists of three members, at least two of whom are independent of the Vistaprint group of companies (the “Company”). The purpose of the Foundation is to safeguard the interests of the Company and its stakeholders and to assist in maintaining the Company’s continuity and independence. On November 16, 2009, we entered into a Call Option Agreement with the Foundation pursuant to which the Foundation may acquire a number of our preferred shares up to a maximum of the total number of our ordinary shares then outstanding at an exercise price of €0.01 per share. The call option held by the Foundation is designed to provide a protective measure against unsolicited take-over bids for Vistaprint or other hostile threats through the issuance of preferred shares to the Foundation that would give the Foundation voting and dispositive power over up to 50% of our outstanding securities.
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
          As part of the quarterly financial reporting process for the second fiscal quarter ended December 31, 2009, we became aware that the widely used third-party software application we used to calculate share-based compensation costs contained computational errors that affected the timing of expense recognition. These errors were corrected in the most current software version that we had not implemented during the affected periods. Specifically, the software incorrectly applied a weighted average forfeiture rate to the vested portion of stock option and restricted share awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest, resulting in a cumulative understatement of share-based compensation expense and additional paid in capital in prior years of $1.3 million. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we assessed the materiality of this error on our financial statements for the fiscal years ending prior to and including June 30, 2009, using both the roll-over and iron-curtain method as defined in SAB No. 108. We concluded that the effect of this cumulative error was not material to our interim or annual financial statements for any prior period and, as such, those financial statements are not materially misstated. We also concluded that providing for the correction of the error in the second quarter of the current fiscal year would not have a material effect on our annual financial statements for the year ending June 30, 2010. Accordingly, we recorded a charge to share-based compensation and additional paid in capital of $1.3 million to correct the error in the second fiscal quarter, which is included in the nine months ended March 31, 2010. As share-based compensation is a non-cash item there was no impact on net cash provided by operations. We have since implemented the most current software version and the computational errors have therefore been rectified.

     Results of Operations
          The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.9%	36.5%	35.7%	37.3%
Technology and development expense	11.8%	12.3%	11.4%	11.8%
Marketing and selling expense	32.9%	31.1%	31.9%	30.8%
General and administrative expense	8.7%	7.6%	8.6%	7.9%

Income from operations	10.7%	12.5%	12.4%	12.2%
Interest income	0.1%	0.2%	0.1%	0.4%
Other expense, net	0.0%	0.3%	0.1%	0.4%
Interest expense	0.1%	0.2%	0.1%	0.3%

Income before income taxes	10.7%	12.2%	12.3%	11.9%

Income tax provision	1.0%	1.1%	1.2%	1.1%

Net income	9.7%	11.1%	11.1%	10.8%

     Comparison of the Three and Nine Month Periods Ended March 31, 2010 and 2009

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			2010-2009			2010-2009
In thousands	2010	2009	% Change	2010	2009	% Change
Revenue	$166,029	$127,523	30%	$505,732	$380,658	33%
Cost of revenue	$59,659	$46,583	28%	$180,400	$142,119	27%
% of revenue	35.9%	36.5%		35.7%	37.3%
          Revenue. We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain digital services, such as website design and hosting and email marketing services. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike products that we manufacture ourselves, these third-party referral offerings do not require physical production by us and have minimal corresponding direct cost of revenue. During the quarter ended December 31, 2009, we eliminated the third party membership discount program previously offered on our websites and terminated our relationship with our supplier for these programs, Vertrue, Inc. We expect that referral fee revenue from all sources will account for approximately 2% of our total revenues in fiscal year 2010. We did not generate any revenues from third party membership discount programs in the third fiscal quarter of 2010 and do not expect to generate any such revenues in the future.
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
          Total revenue for the three months ended March 31, 2010 increased 30% to $166.0 million from the three months ended March 31, 2009, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was driven by increases in website sessions, which grew by 24% to 81.9 million, and increases in average order value, which grew by 12% to $34.79. The weaker U.S. dollar positively impacted our revenue growth by an estimated 500 basis points as compared to the three months ended March 31, 2009. Revenue from our non-United States websites accounted for 45% of total revenues for the three months ended March 31, 2010 as compared to 38% of total revenues for the three months ended March 31, 2009. These increases were partially offset by a decline in conversion rates of 10 basis points to 5.9% and a decrease in revenue from third-party referral fees which declined from approximately $6.7 million to $1.8 million over the same prior year period. Referral fee revenue from membership discount programs was approximately 3.9% of total revenues in the same prior year period, but declined to zero for the three months ended March 31, 2010 as a result of the termination in the second quarter of fiscal 2010 of the third-party membership discount programs previously offered on our websites.
          As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Bookings from repeat customers accounted for 67% of total bookings for the three months ended March 31, 2010 as compared to 66% of total bookings for the three months ended March 31, 2009.
          Total revenue for the nine months ended March 31, 2010 increased 33% to $505.7 million from the nine months ended March 31, 2009, due to increases in sales across our product and service offerings, as well as across all geographies. Revenue in each nine month period included a favorable seasonal impact from increased holiday product sales during our fiscal second quarter. The overall growth during this period was driven by increases in website sessions, which grew by 31% to 227.4 million, and increases in average order value, which grew by 14% to $35.30. The weaker U.S. dollar positively impacted our revenue growth by an estimated 300 basis points as compared to the nine months ended March 31, 2009. Revenue from our non-United States websites accounted for 46% of total revenues for the nine months ended March 31, 2010 as compared to 39% of total revenues for the nine months ended March 31, 2009. These increases were partially offset by a 10 basis point decrease in conversion rates to 6.3%. Additionally, our revenue from third-party referral fees decreased from $20.1 million to $10.7 million over the same prior year period. Referral fee revenue from membership discount programs for the nine months ended March 31, 2010 and 2009 was approximately 1.0% and 4.2% of our total revenues, respectively.
          Bookings from repeat customers remained consistent at 66% of total bookings for each of the nine months ended March 31, 2010 and 2009.
     Cost of revenue
          Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of equipment used in the production process and in support of digital service offerings, shipping and postage costs, and other miscellaneous related costs of products sold by us.
          The decrease in cost of revenue as a percentage of revenue for the three and nine months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to reductions in shipping costs, improved pricing agreements in relation to purchases of materials, productivity improvements at our manufacturing locations, and shifts in product mix, including an increase in sales of digital services. These improvements were partially offset by a decrease in referral revenue and a strengthening of the Canadian dollar, which negatively impacted the raw material and labor costs of our Canadian production operations. The nine months ended March 31, 2010 also included $0.1 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			2010-2009			2010-2009
In thousands	2010	2009	% Change	2010	2009	% Change
Technology and development expense	$19,601	$15,646	25%	$57,770	$44,700	29%
% of revenue	11.8%	12.3%		11.4%	11.8%
Marketing and selling expense	$54,530	$39,644	38%	$161,076	$117,128	38%
% of revenue	32.9%	31.1%		31.9%	30.8%
General and administrative expense	$14,427	$9,664	49%	$43,543	$30,240	44%
% of revenue	8.7%	7.6%		8.6%	7.9%
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
          The increase in our technology and development expenses of $4.0 million for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to increased payroll and benefit costs of $2.5 million associated with increased employee hiring in our technology development and information technology support organizations. The increase in our technology and development expenses of $13.1 million for the nine months ended March 31, 2010 as compared to the same period in 2009 was primarily due to increased payroll and benefit costs of $8.3 million associated with increased employee hiring in our technology development and information technology support organizations. The nine month period ended March 31, 2010 also included $0.4 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above. At March 31, 2010, we employed 356 employees in these organizations compared to 300 employees at March 31, 2009. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting services expense of $0.5 million and increased other expenses of $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009. For the nine months ended March 31, 2010, depreciation and hosting services expense increased $1.8 million and other expenses increased $1.2 million as compared to the same period in 2009. The nine month period ended March 31, 2010 included $0.9 million of expense related to the abandonment of certain acquired intangibles recorded in the Soft Sight acquisition that were measured at fair value based on the perspective of a market participant, but we determined not to have an economic use for Vistaprint and were abandoned.
     Marketing and selling expense
          Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in sales, marketing, customer support and public relations activities; and third party payment processor and credit card fees.
          The increase in our marketing and selling expenses of $14.9 million for the three months ended March 31, 2010 as compared to the same period in 2009 was driven primarily by increases of $8.8 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, increases in payroll and benefits related costs of $3.2 million, and a non-recurring charge of $1.5 million related to indirect taxes. The increase in our marketing and selling expenses of $43.9 million for the nine months ended March 31, 2010 as compared to the same period in 2009 was driven primarily by increases of $29.1 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base and increases in payroll and benefits related costs of $9.7 million. During this period, we continued to expand our marketing organization and our design, sales and services centers. At March 31, 2010, we employed 835 employees in these organizations compared to 634 employees at March 31, 2009. In addition, payment processing fees paid to third-parties increased by $0.8 million and $2.2 million, during the three and nine months ended March 31, 2010, respectively, as compared to the same periods in 2009 due to increased order volumes. The nine month period ended March 31, 2010 also included $0.4 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above.
     General and administrative expense
          General and administrative expense consists primarily of general corporate costs, including third party professional fees and payroll and related expense of employees involved in finance, legal, human resource and general executive management. Third party professional fees include finance, legal, human resources, and insurance.
          The increase in our general and administrative expenses of $4.8 million for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to increased payroll and benefit costs of $2.4 million resulting from the continued growth of our executive management, finance, legal and human resource organizations, and increased third-party professional fees of

$1.6 million related to ongoing litigation, and other general and administrative activities including recruitment. The increase in our general and administrative expenses of $13.3 million for the nine months ended March 31, 2010 as compared to the same period in 2009 was primarily due to increased payroll and benefit costs of $5.8 million resulting from the continued growth of our executive management, finance and human resource organizations, and increased third-party professional fees of $5.2 million related to ongoing litigation, the execution of our change of domicile to the Netherlands, and other general and administrative activities. The nine month period ended March 31, 2010 also included $0.4 million related to the cumulative adjustment for share-based payment costs described in “Recent Developments” above. At March 31, 2010, we employed 185 employees in these organizations compared to 137 employees at March 31, 2009.
     Interest income
          Interest income, which consists of interest income earned on cash and cash equivalents and investments, decreased $0.2 million to $0.1 million for the three months ended March 31, 2010 from $0.3 million generated in the same period in 2009. Interest income decreased $1.2 million to $0.3 million for the nine months ended March 31, 2010 from $1.5 million generated in the same period in 2009. The decrease was primarily due to lower interest rate yields despite increased cash and investments balances.
     Other expense, net
          Other expense, net, which primarily consists of gains and losses from currency exchange transactions or revaluation, decreased to $0.0 million for the three months ended March 31, 2010 as compared to $0.4 million for the same period in 2009. Other expense, net, decreased to $0.6 million for the nine months ended March 31, 2010 as compared to $1.8 million for the same period in 2009. Increases and decreases in other expense, net are due to changes in currency exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.
     Interest expense
          Interest expense, which consists of interest and other related fees paid to financial institutions on outstanding balances on our credit facilities, decreased to $0.1 million for the three months ended March 31, 2010 as compared to $0.3 million for the same period in 2009. Interest expense decreased to $0.7 million for the nine months ended March 31, 2010 as compared to $1.1 million for the same period in 2009. As a result of the early repayment of $5.9 million of our euro revolving credit agreement, we incurred $0.1 million in prepayment penalties for the nine months ended March 31, 2010. We expect that interest expense will continue to decline in future periods as compared to the nine months ended March 31, 2010 as a result of our early repayment of debt and the final payment in November 2009 of our original Canadian credit facility.
     Income tax provision

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
In thousands	2010	2009	2010	2009
Income taxes:
Income tax provision	$1,621	$1,340	$5,861	$4,195
Effective tax rate	9.1%	8.6%	9.5%	9.3%
          Income tax expense increased to $1.6 million for the three months ended March 31, 2010 as compared to $1.3 million for the same period in 2009. Income tax expense increased to $5.9 million for the nine months ended March 31, 2010 as compared to $4.2 million for the same period in 2009. The increase in the effective tax rate for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily attributable to the expiration of the U.S. federal research and development tax credit offset by benefit associated with geographic earnings mix.
Liquidity and Capital Resources
     Selected Consolidated Statements of Cash Flows Data:

	Nine Months Ended
	March 31,
	2010	2009
Capital expenditures	$(73,828)	$(59,575)
Software and website development costs	(4,804)	(5,319)
Soft Sight acquisition, net of cash acquired	(6,496)	—
Depreciation and amortization	32,702	25,991

	Nine Months Ended
	March 31,
	2010	2009
Cash flows provided by operating activities	123,170	92,252
Cash flows used in investing activities	(94,655)	(45,935)
Cash flows provided by (used in) financing activities	404	(40,608)
          At March 31, 2010, we had $162.6 million of cash and cash equivalents primarily consisting of money market funds and $9.7 million of marketable securities with maturities less than one year consisting of corporate debt securities, U.S. government and agency securities and certificates of deposit. During the three and nine months ended March 31, 2010, we financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, debt and capital expenditure requirements for the foreseeable future.
          Operating Activities. Cash provided by operating activities in the nine months ended March 31, 2010 was $123.2 million and consisted of net income of $56.1 million, positive adjustments for non-cash items of $45.8 million and $21.3 million provided by working capital and other activities. Adjustments for non-cash items included $32.7 million of depreciation and amortization expense on property and equipment, and software and website development costs, $16.9 million of share-based compensation expense, and $0.9 million for the write-off of acquired intangible assets, offset in part by $4.9 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities excluding the impact of an acquisition primarily consisted of an increase of $20.0 million in accrued expenses and other liabilities, an increase of $6.0 million in accounts payable, and a decrease in prepaid expenses and other assets of $1.5 million, offset by an increase in accounts receivable of $4.6 million and an increase in inventory of $1.7 million. The increase in accrued expenses and other liabilities is driven primarily by increases in accrued payroll and benefit costs of $6.8 million, increases in tax liabilities including value-added and other indirect taxes of $6.0 million related to tax to be remitted on sales, increases in accrued marketing expenses of $3.0 million and increases in accrued shipping costs of $2.0 million.
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
          Investing Activities. Cash used in investing activities in the nine months ended March 31, 2010 of $94.7 million consisted primarily of capital expenditures of $73.8 million, purchases of marketable securities of $9.8 million, the purchase of Soft Sight, net of cash acquired, of $6.5 million, capitalized software and website development costs of $4.8 million, partially offset by proceeds from sales of equipment and maturities of marketable securities totaling $0.3 million. Capital expenditures of $43.7 million were related to the purchase of land and facilities, $19.3 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $10.8 million were related to purchases of other assets including information technology infrastructure and office equipment.
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
          Financing Activities. Cash provided by financing activities in the nine months ended March 31, 2010 of $0.4 million was primarily attributable to the issuance of ordinary shares pursuant to share option exercises of $13.4 million and tax benefits derived from share-based compensation awards of $4.9 million. This was offset by payments in connection with our loan facilities of $13.5 million, including payment of the remaining principal balance of the euro revolving credit agreement in the Company’s Dutch subsidiary in the amount of $5.9 million and the final balloon payment on our original Canadian credit facility of $6.0 million. We also used $4.4 million to pay minimum withholding taxes related to the vesting of restricted share units (“RSUs”) granted and ordinary shares withheld under our equity incentive plans.
          Cash used in financing activities in the nine months ended March 31, 2009 of $40.6 million was primarily attributable to the repurchase of 2,554,302 common shares for $45.5 million, payments in connection with our bank loans of $2.4 million and the use of $1.8 million to pay minimum withholding taxes related to the vesting of RSUs granted and common shares withheld under our equity incentive plans, partially offset by the issuance of common shares pursuant to share option exercises of $4.8 million and $4.4 million of tax benefits derived from share-based compensation awards. Effective November 9, 2008, Vistaprint’s shareholders approved our ability to hold treasury shares. The repurchases of shares made by us prior to November 9, 2008 are treated as retired shares and repurchases after this date are presented as treasury shares.
     Contractual Obligations
          Contractual obligations at March 31, 2010 were as follows:

	Payments Due by Period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
Debt obligations (excluding interest)	$5,556	$5,556	$—	$—	$—
Operating lease obligations	46,041	6,591	12,900	12,689	13,861

Total	$51,597	$12,147	$12,900	$12,689	$13,861

          Long-Term Debt. During the nine months ended March 31, 2010, the remaining balance of our euro revolving credit agreement was paid in full. The total payment was $6.1 million, including $0.1 million of interest and pre-payment penalties. Additionally, the final balloon payment on our original credit agreement with Comerica Bank of $6.0 million was paid on November 2, 2009.
          In December 2005, we amended our original credit agreement with Comerica Bank – Canada to include an additional $10.0 million equipment term loan. The borrowings have been used to finance printing equipment purchases for the Windsor production facility. The loan is payable in monthly installments beginning December 1, 2006 and continuing through 2010, plus interest, with the remaining balance of $4.7 million to be paid in December 2010. As of March 31, 2010, the interest rates on the various borrowings remaining under the term loan have been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50% and there was $5.6 million outstanding under this term loan.
          Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.
          Purchase Commitments. At March 31, 2010, we had unrecorded commitments under contracts to expand our Canadian production facility and construct our Australian production facility of approximately $8.0 million and $6.7 million, respectively, and commitments under contract for site development and construction of our Jamaican customer support and design center of approximately $3.3 million We also had unrecorded commitments under contracts at March 31, 2010 to purchase production equipment for our Australian production facility of approximately $7.5 million.
     Recent Accounting Pronouncements
     Refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
     Critical Accounting Policies and Estimates
          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time and under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes that there have been no material changes during the nine months ended March 31, 2010 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 31, 2009. We have added a critical accounting policy regarding business combinations, acquired intangible assets and goodwill as a result of our acquisition of Soft Sight on December 30, 2009.

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
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash equivalents and marketable securities that at March 31, 2010 consisted of money market funds, certificates of deposit, corporate debt securities, U.S government and agency securities, and a long-term investment in a municipal auction rate security. These cash equivalents and marketable securities are held for working capital purposes and we do not enter into investments for trading or speculative purposes. Our fixed rate interest bearing securities could decline in value if interest rates rise. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk.
          Foreign Currency Exchange Rate Risk. As we conduct business in multiple international currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar. Fluctuations in exchange rates can positively or negatively affect our revenue and profits. Our subsidiaries in the Netherlands, Spain, France, Germany and Tunisia have the euro as their functional currency. Our subsidiaries in Switzerland and Australia have the Swiss franc and Australian dollar as their functional currency, respectively. Each of these subsidiaries translates their assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. Transaction gains and losses generated from revenue and operating expenses in currencies other than the functional currency of a subsidiary and remeasurement of assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the statement of income. In addition, our subsidiaries have intercompany accounts that are eliminated in consolidation, and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. Exchange rate fluctuations on short-term intercompany accounts and cash and cash equivalents are also reported in other expense, net on the statement of income. During the nine months ended March 31, 2010, our Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency.

          We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10%, or strengthening of the U.S. dollar, would have resulted in a decrease of $1.2 million on our income before taxes for the three months ended March 31, 2010. A similar decrease in exchange rates of 10%, or strengthening of the U.S. dollar, would have resulted in a decrease of $1.3 million on our income before taxes for the three months ended March 31, 2009. These hypothetical 10% changes in U.S. dollar currency exchange rates would have resulted in an immaterial change in the fair value of our currency forward agreements at March 31, 2010.
          Currency transaction losses included in other expense, net were $0.0 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. Currency transaction losses included in other expense, net were $0.6 million and $1.8 million for the nine months ended March 31, 2010 and 2009, respectively.
ITEM 4.      CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in the SEC’s rules, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          As of July 1, 2009, we implemented certain modules of a new company wide Enterprise Resource Planning system, SAP, that provides an integrated solution for transaction processing, consolidation, and reporting. No other change in our internal control over financial reporting (as defined in the SEC’s rules) occurred during the nine months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.      Legal Proceedings
          On July 27, 2006, Vistaprint Technologies Limited, an indirect wholly owned subsidiary of Vistaprint N.V., filed a patent infringement lawsuit against print24 GmbH, unitedprint.com AG and their two managing directors in the District Court in Düsseldorf Germany, alleging infringement by the defendants in Germany of one of Vistaprint Technologies Limited’s European patents related to computer-implemented methods and apparatus for generating pre-press graphic files. On June 7, 2007, unitedprint.com AG filed a patent nullification action in the German Patent Court in relation to the same European patent at issue in Vistaprint Technologies Limited’s infringement lawsuit against print24 and its co-defendants. On July 31, 2007, the District Court in Düsseldorf ruled in Vistaprint Technologies Limited’s favor on the underlying infringement claim against print24 and its co-defendants, granting all elements of the requested injunction and ordering the defendants to pay damages for past infringement. The Düsseldorf District Court’s ruling went into effect in early September 2007 and was not appealed by the defendants. On November 13, 2008, the German Patent Court held an oral hearing on the patent nullification action brought by unitedprint.com and revoked the patent at issue. The Patent Court issued a written opinion stating the basis for its ruling on March 24, 2009, and on April 22, 2009, Vistaprint Technologies Limited filed a notice of appeal of the Patent Court’s ruling with the German Federal Supreme Court. We are unable to express an opinion as to the likely outcome of such appeal.
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
Purchasers of small business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.
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
          Our revenues and operating results often vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly revenue and operating results to fluctuate include, among others:
•	seasonality-driven or other variations in the demand for our services and products;

•	currency fluctuations, which affect our revenues and our costs;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward lower gross margin products;

•	investment decisions by management made in relation to our performance against targeted earnings per share levels;

•	our ability to manage our production and fulfillment operations;

•	costs to produce our products and to provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements to the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to our awarding of share-based compensation; and

•	costs and charges resulting from litigation.
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
Seasonal fluctuations in our business place a strain on our operations and resources.
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
A significant portion of our revenues and operations are transacted in currencies other than the United States dollar, our reporting currency. We therefore have currency exchange risk.
          We have substantial revenues and operations transacted in currencies other than our reporting currency. As a result, we are exposed to fluctuations in currency exchange rates that may impact the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange rates are unfavorable with respect to the U.S. dollar, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished. As we have expanded our international operations, our exposure to currency exchange rate fluctuations has increased. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations.
We are dependent upon our own facilities for the production of our products, and any significant interruption in the operations of these facilities or any inability to increase capacity at these facilities would have an adverse impact on our business.
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
          The satisfactory performance, reliability, security and availability of our websites, transaction processing systems, network infrastructure, production facilities and customer service operations are critical to our reputation and to our ability to attract and retain customers and to maintain adequate customer service levels. Expanding our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our revenues will increase. Any interruptions that cause any of our websites to be unavailable, reduce our order fulfillment performance or interfere with customer service operations could result in lost revenue and negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. A number of factors or events could cause interruptions or interference in our websites or operations, including:
•	human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, and other similar events. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions.

•	undetected errors or design faults in our technology, infrastructure and processes that may cause our websites to fail. In the past, we have experienced delays in website releases and customer dissatisfaction during the period required to correct errors and design faults in our websites that caused us to lose revenue. In the future, we may encounter additional issues, such as scalability limitations, in current or future technology releases.

•	our failure to maintain adequate capacity in our computer systems to cope with the high volume of visits to our websites, particularly during promotional campaign periods and in the seasonal peak in demand that we experience in our second fiscal quarter.

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
We face intense competition.
          The markets for small business marketing products and services and consumer custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We expect competition for online small business marketing and consumer custom products and services to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:
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
          We have developed products and services and implemented marketing strategies designed to attract small business owners and consumers to our websites and encourage them to purchase our products and services. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized websites in different countries and languages. In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.
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
          We have rapidly grown to approximately 2,200 full-time employees and approximately 210 temporary employees as of March 31, 2010 and have production facilities or offices in Australia, Bermuda, Canada, France, Germany, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.
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
          We operate production facilities or offices in Bermuda, Canada, France, Germany, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States and have commenced construction of our production facility in Australia. We have localized websites to serve many markets internationally. For the three and nine months ended March 31, 2010, we derived 45% and 46%, respectively, of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:
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
Acquisitions may be disruptive to our business.
          Our business and our customer base have been built primarily through organic growth. However, from time to time we may selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share, such as our acquisition of Soft Sight in December 2009. We have very limited experience making acquisitions. Integrating any newly acquired businesses, technologies or services may be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions, and such conditions may increase the other risks that affect our business.
          Despite recent signs of economic recovery in some markets, many of the markets in which we operate are still in an economic downturn that we believe has had and will continue to have a negative impact on our business. The recent turmoil in the world’s financial markets materially and adversely impacted the availability of financing to a wide variety of businesses, including small businesses, and the resulting uncertainty led to reductions in capital investments, marketing expenditures, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the demand for our products and services and our financial results from operations.
The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business.
          For the three and nine months ended March 31, 2010, we derived 55% and 54%, respectively, of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.
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
          As of March 31, 2010, we had 47 issued patents and more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue, and in June 2009, the panel issued a written opinion stating the basis for its decision. Vistaprint has appealed the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.
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
Intellectual property disputes and litigation are costly and could cause us to lose our exclusive rights or be subject to liability or require us to stop some of our business activities.
          From time to time, we are involved in lawsuits or disputes in which third parties claim that we infringe their intellectual property rights or improperly obtained or used their confidential or proprietary information. In addition, from time to time we receive letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. Similarly, companies or individuals with whom we currently have a business relationship, or have had a past business relationship, may commence an action seeking rights in one or more of our patents or pending patent applications.
          The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and litigation diverts our management’s efforts from growing our business. Potential adversaries may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay significant damages and attorney’s fees, and a court could enjoin us from performing the infringing activity. Thus, the situation could arise in which our ability to use certain technologies important to the operation of our business would be restricted by a court order.
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
          In many jurisdictions where we sell products and services, we do not collect or have imposed upon us sales tax, value added tax or other taxes related to our revenues. However, additional countries, regions or states where we are not currently collecting such taxes may seek to impose sales or other tax collection obligations on us in the future. For example, the United States Congress and a number of states in the United States have been considering or have adopted laws or initiatives that would impose sales and use taxes on Internet sales. In addition, a substantial amount of our business is derived from customers in the European Union, whose tax environment is also complex and subject to changes that could be adverse to our business. The imposition by national, state or local governments, whether within or outside the United States, of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenue. In addition, a successful assertion by one or more governments, especially in jurisdictions where we are not already collecting sales taxes or value added taxes, that we should be, or should have been, collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.
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
          For the three and nine months ended March 31, 2010 we derived approximately 1.1% and 2.1% of our total revenues from referral fees generated from all sources, as compared to 5.3% for both the three and nine months ended March 31, 2009. For the three and nine months ended March 31, 2010, 0.0% and 1.0%, respectively, of total Vistaprint revenue was derived from third party membership discount programs as compared to 3.9% and 4.2% in the same prior year periods. We removed the membership discount program offerings from our websites in November 2009 and terminated our relationship with the third party merchant responsible for these programs. We expect that referral fee revenue from all sources will account for about 2% of our total revenue for fiscal year

2010. However, longer-term, referral fees could generate more or less of our total revenues due to a variety of factors, including, among others, new product and service offering decisions. We expect to partially offset the anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.
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
          During each of the last three fiscal years, we generated a small portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers were for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we received a payment from a third party merchant for every customer that accepted the promotion. Some of these third party membership discount programs have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. Similarly, in May 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation, announced that his Committee is investigating membership discount programs marketed by third party merchants Vertrue, Inc., Webloyalty.com, Inc. and Affinion Group, Inc. through e-commerce retailers due to the high volume of consumer complaints concerning the programs. From time to time we have received complaints from our customers and inquiries by state attorneys general and government agencies regarding some of the membership discount programs previously offered on our websites. Although we removed all such membership discount program offerings from our websites in November 2009 and terminated our relationship with the third party merchant responsible for these programs, we have continued to receive complaints and inquiries about these programs.
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
          We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—we have in the past, and may in the future, be subject to claims by individuals or governmental regulators in Europe, the United States and other countries that our free offers are misleading or do not comply with applicable legislation or regulation. In addition, customers and competitors have filed complaints with governmental and standards bodies claiming that customers were misled by the terms of our free offers. If our free product offers are subject to further challenges or actions in the future, or if we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

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
          We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside of the United States. In addition, certain members of our management board and some of our officers reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or such other persons, to enforce outside the U.S. judgments obtained against such persons in U.S. courts, or to enforce rights predicated upon the U.S. securities laws. There is no treaty between the United States and the Netherlands for the mutual recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would not be directly enforceable in the Netherlands; the party in whose favor such final judgment is rendered would need to bring a new suit in a competent court in the Netherlands and petition the Dutch court to enforce the final judgment rendered in the United States. Therefore, there can be no assurance that U.S. shareholders will be able to enforce against us, members of our management board or supervisory board or officers who are residents of the Netherlands or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the federal securities laws. In addition, it is possible that a Dutch court would not impose civil liability on us, the members of our management board or supervisory board or our officers in an original action predicated solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in the Netherlands against us or such members or officers.
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
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On August 12, 2008, we had announced that the Vistaprint Limited Board of Directors authorized the repurchase of up to an aggregate of $50.0 million of our common shares from time to time on the open market. During fiscal 2009, $45.5 million of common shares of Vistaprint Limited were repurchased. This share repurchase authorization, which was assumed by Vistaprint N.V., expired on February 8, 2010.

          Vistaprint N.V. acquires ordinary shares in satisfaction of employee tax withholding requirements in connection with the vesting of restricted shares. The table below shows all repurchases of securities by us during the three months ended March 31, 2010:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
Total Number of Shares Purchased	Total number of	Average price paid per	announced plans or	publicly announced
	shares purchased (1)	share	programs	Plans or Programs
January 1, 2010 to January 31, 2010	4,894	$54.30	—	—
February 1, 2010 to February 28, 2010	21,470	$57.83	—	—
March 1, 2010 to March 31, 2010	2,434	$60.35	—	—

Total	28,798	$57.44

(1) The ordinary shares reflected in this column were withheld directly from issuances of ordinary shares to employees pursuant to vested restricted share units.
ITEM 6.      EXHIBITS
          We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2010

VISTAPRINT N.V.

By:	/S/ Michael Giannetto

Michael Giannetto
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1*	Barcelona Expatriate Agreement dated March 11, 2010 between Vistaprint USA, Incorporated and Janet Holian is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 15, 2010

10.2*	Employment Agreement effective September 1, 2009 between Vistaprint USA, Incorporated and Robert Keane

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan or arrangement.