Form 10-K
period 2010-06-30
VISTAPRINT N.V.
filed 2010-08-27
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant was $2,329,109,872 on December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.

As of August 20, 2010, there were outstanding 43,943,829 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2010. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Vistaprint N.V., a Dutch limited liability company (nammlooze vennootschap), as successor to Vistaprint Limited., a company incorporated under the laws of Bermuda. Pursuant to a scheme of arrangement under Bermuda law described in Part I, Item 1, “Business — Change of Domicile,” on August 31, 2009 all of the previously outstanding common shares of Vistaprint Limited were cancelled and each holder of cancelled Vistaprint Limited common shares received ordinary shares of Vistaprint N.V. As a result of the scheme of arrangement and share exchange transaction, Vistaprint Limited became a wholly-owned subsidiary of Vistaprint N.V. Pursuant to Rule 12g-3 under the Exchange Act, Vistaprint N.V. is filing this Annual Report on Form 10-K, which includes the full fiscal year ended June 30, 2010 including the activity of Vistaprint Limited before the succession, as the successor issuer for reporting purposes under the Exchange Act.

VISTAPRINT N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2010

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

Overview

We are a leading online provider of coordinated portfolios of customized marketing products and services to micro businesses worldwide. We offer a broad spectrum of complementary products and services ranging from printed business cards, brochures and post cards to apparel, invitations and announcements, holiday cards, calendars, creative design services, copywriting services, direct mail services, promotional gifts, signage, website design and hosting services and email marketing services. While we focus primarily on micro business marketing products and services, consumers also purchase many of our products, such as invitations and announcements, greeting cards, and calendars.

We offer compelling value to our customers through innovative technology, a broad selection of customized products and services, low pricing and personalized customer service. While we offer a broad selection of designs and formats, we seek to reduce manufacturing complexity and costs by using limited characteristics that can be reconfigured and combined. This reduces our costs versus comparable marketing products and services produced using traditional methods. This approach has allowed us to successfully penetrate the large, fragmented and geographically dispersed micro business and consumer markets.

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

Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as three days from design to delivery. During the fiscal year ended June 30, 2010, our customers placed an average of approximately 52,000 customized orders per day.

Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $670.0 million for the fiscal year ended June 30, 2010. All of our revenue growth has been organic.

Market and Industry Background

The Marketplace for Micro Business Marketing Products and Services

We focus on providing marketing products and services for the micro business market, generally businesses or organizations with fewer than 10 employees, and often with fewer than 5 employees. We believe that there are approximately 50 million businesses with fewer than 10 employees in the United States, Canada, and the European Union and that these micro businesses undergo frequent changes with many forming and dissolving each year, creating a large market for business identity products and services in addition to marketing products and services. We also believe that, in response to the growth of the Internet and the emergence of digital production technologies, micro businesses are shifting from traditional suppliers of customized marketing products and media toward online alternatives.

In the past, a business seeking customized marketing products and services could either hire a designer to develop and coordinate the production of marketing materials or produce printed materials themselves using desktop software and an inkjet or laser printer. A designer can produce a professionally coordinated portfolio of marketing products and services, but this is a significantly more costly and time-consuming alternative, whereas traditional self-service typically produces less sophisticated and lower quality output. We believe that neither alternative is convenient or cost-effective for micro businesses, which typically lack the resources or skills to generate satisfactory results using either approach.

Online commerce provides significant advantages and opportunities to micro business customers seeking customized marketing products and services at affordable prices. These customers do not typically need the large quantities that are traditionally required to achieve low per-unit pricing and do not maintain dedicated procurement departments to negotiate pricing effectively. We believe the high price, inconvenience and complexity of traditionally procuring customized marketing products and services have historically dissuaded micro business customers from purchasing these products and services. We believe that the highly fragmented, geographically dispersed nature of the micro business market is ideally suited for Internet-based procurement, as the Internet provides a standardized interface through web browsers, availability seven days a week, 24 hours a day, the ability to offer a wide selection of products and services, and the opportunity to efficiently aggregate individual orders into larger and more efficient production units.

We believe that the micro business market has been underserved by expensive traditional marketing alternatives. Further, we believe that the sophistication of marketing efforts by larger businesses demonstrates to micro business owners the attractiveness of multi-format coordinated marketing portfolios. We also believe there is a significant advantage to combining the Internet’s ability to reach these highly fragmented markets with an integrated design and production process that can rapidly deliver sophisticated, high quality marketing products and services. In addition, we believe that coordinated portfolios of marketing products and services can help micro businesses appear more competent and professional, which can enhance their customer relationships and prospects for success.

The Marketplace for Customized Products and Services for the Home and Family

While we focus primarily on micro business marketing products and services, many of our product formats are also purchased by consumers seeking customized announcements, greeting cards, calendars, stationery, and personalized gifts. In the past, many such products were supplied by an industry comprising print manufacturing wholesalers and local retailers, such as stationery stores. Compared with today’s Internet-based alternatives, traditional offerings were relatively limited, prices were significantly higher, and delivery often required longer lead times. Graphic designs were limited and it was rarely possible to incorporate full color photography into the design.

Online commerce combined with digital production technologies provides significant advantages and opportunities to consumers seeking high quality personalized announcements, greeting cards, calendars, stationery and personalized gifts at affordable prices. Although the overall market opportunity for these types of products is very large, Vistaprint currently approaches this space opportunistically. We primarily market our consumer-oriented products to our existing base of micro business customers, many of whom also have a desire to purchase personalized products for home and family use.

Value for Customers

We provide our customers with the following benefits:

Low Prices and Small Quantities

We sell custom designed and manufactured products and services in quantities that are appropriate for micro businesses, which can often be as few as a single unit. At the same time, our high volume, highly automated production facilities produce small quantity orders at low cost, allowing us to sell at low prices.

Portfolios of Coordinated Marketing Products and Services

Our proprietary, web-based design software uses algorithms to easily and automatically create high quality, personalized, professional looking designs from our portfolio of high quality photographic and illustration stock images, thousands of layouts and templates, dozens of fonts and dozens of color schemes. Customers can also easily incorporate their own uploaded photographs, logos or complete designs. Once a design is complete, we offer our customers a range of matching products and related services, including signage, websites and email marketing, business identity, direct mail services, apparel and promotional gifts.

Wide Range of Graphic Design Options

Most customers use our web browser-based design and editing software to create personalized materials. In addition, customers are able to upload their own designs to our system. Customers who want us to perform some or all of the design work can contact our design service representatives, who will provide custom designs.

Broad Range of Products and Services

We offer a broad spectrum of products and services for the business and consumer markets, including:

Paper based		Non-paper based		Electronic and Marketing Services

•	brochures	•	banners	•	caricature content
•	business cards	•	car door magnets	•	email marketing services
•	data sheets	•	decals	•	logo design
•	desk and wall calendars	•	hats	•	mailing services
•	envelopes	•	key chains	•	website design and hosting
•	folded cards	•	lawn signs	•	online search profiles
•	flyers	•	pens
•	holiday cards	•	refrigerator magnets
•	invitations and announcements	•	rubber stamps
•	letterhead	•	t-shirts
•	note cards and note pads	•	tote bags
•	presentation folders	•	mouse pads
•	return address labels	•	mugs
•	standard and oversized postcards	•	luggage tags
•	sticky notes
•	personalized notebooks
•	photo flip books
•	folded business cards
•	personalized stickers
•	mailing labels

High Quality Production

For our longer run print jobs, we typically use commercial offset presses that normally are used for conventional long run, high quality print jobs, such as high end consumer goods packaging, in which typical quantities run into the thousands or more. For our shorter run print jobs, we typically employ commercial digital printing equipment. For a number of our non-paper-based products, such as hats, t-shirts, self-inking stamps, signage, pens, and mugs, we have acquired a wide range of advanced digital production equipment and configured these machines in dedicated production cells that are customized for the particular application. In addition, we have developed proprietary production methods to improve our efficiency and the quality of our products. Our quality assurance systems employ principles of world-class manufacturing designed to ensure that we consistently deliver high-quality products.

Fast Design to Delivery Turnaround

We design, produce, process and deliver multiple high-quality, customized orders in as little as three days.

Do It Yourself Service and Assisted Service

Our easy to use online tools and design software allow customers to create their own marketing products. Customers who need help during the design or checkout process can access customer service agents via phone, email or chat in multiple languages.

Lowest Price and Satisfaction Guarantees

We demonstrate our confidence in the quality and pricing of our products by offering an unconditional lowest price guarantee on many of our products and an unconditional guarantee of customer satisfaction.

The Customer Design and Purchase Experience

We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Those customers in Dutch, English, French, German, Italian, and Spanish speaking markets who have started the design process but find that they require some guidance or design help can, with the assistance of our customer sales and support personnel, obtain real-time design or ordering assistance. We also offer email support to customers of our other localized websites.

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

Customer Support Experience

We are committed to providing high levels of customer service and support. We offer e-mail support for customers on most of our localized websites. We augment our e-mail support and our online tools with knowledgeable, trained service, sales and design support staff that service our markets.

Our English-language customer service, sales and design support center is located in Montego Bay, Jamaica. Our Dutch and German-language support is in our new facility in Berlin, Germany. Our French, Italian and Spanish-language support is in our new facility in Tunis, Tunisia. These three facilities were staffed by over 430 customer service, sales and design support employees as of

June 30, 2010. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, we believe our agents and designers provide a high quality customer service experience.

Post-Design Check-Out Process

Customers purchasing products check out either via a standard e-commerce self-service shopping basket or by providing their order and payment information via telephone to one of our service agents. We offer a variety of secure payment methods, with the payment options varying to meet the customs and practices of each of our localized sites. These payment alternatives include credit or debit card, check, money order, wire transfer or other methods. During the check-out process, customers are also typically presented with offers for additional products and services from us and our marketing partners. Using our automated VistaMatch product design capabilities, customers who designed products using our content can be shown automatically generated images of matching products. For example, a customer purchasing business cards can automatically be shown matching return address labels, magnets, calendars, T-Shirts, pens, websites and similar products. Each of these automatically generated product offers can be quickly and simply added to the customer’s order.

Our Competitive Advantage

We have invested significantly in three core areas to build a strong advantage versus traditional competitors:

•	Proprietary software and process technology that drives many aspects of our business

•	Mass customization manufacturing

•	Direct marketing expertise

We have developed a direct-to-customer solution using proprietary Internet-based software technologies to market and merchandise our products and services to our customers as well as standardize, automate and integrate the design and production process, from concept through finished product shipment and service delivery. Our software can match and adapt graphic elements from one product format to another, which allows us to offer a coordinated portfolio of products and services. Automation and integration allow us to provide high quality, custom design products and services at affordable prices for the micro business or consumer.

Additionally, as we continue to expand geographically, we expect to continue to build upon our competitive advantages versus traditional, smaller, local graphic design and print shops. We have built our service to scale worldwide, and as of June 30, 2010, we serve customers in more than 120 countries. In the year ended June 30, 2010, we generated 45% of our revenues from websites that are targeted at countries other than the United States. We have a European marketing and administrative office in Barcelona, Spain and a European production facility in Venlo, the Netherlands. We have 17 localized websites serving European countries. We operate localized websites for Japan, New Zealand, and Australia, which we intend to primarily service from our new production facility in Deer Park, Australia and marketing offices in Sydney, Australia. Our localization and language map content management system software facilitates our entry into new markets and allows us to make changes to all of our localized websites with the same software and relatively simple, standardized and low-cost procedures. We have also expanded our customer service, sales and design support with the addition of offices in Tunis, Tunisia and Berlin, Germany that service the Dutch, French, German, Italian, and Spanish speaking markets.

Our Proprietary Software and Process Technology

We rely on our advanced proprietary technology to market to, attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and aggregate and simultaneously produce multiple orders from all over the world. This technology includes:

Design and Document Creation Technologies

Our design creation technologies enable customers, by themselves or together with the assistance of our design support staff, to design and create high quality marketing materials from their homes or offices. Our document model architecture and technology employs Internet-compatible data structures to define, process and store product designs as a set of separately searchable, combinable and modifiable component elements. In comparison to traditional document storage and presentation technologies, such as bitmap or PDFs, this architecture provides significant advantages in storing, manipulating and modifying design elements, allowing us to generate customized initial and later matching product design options automatically in real time.

Our auto-matching design software algorithmically generates customized product designs in real-time based on key-word searches, enabling professional-looking graphic layouts to be easily and quickly created by customers without graphic arts training.

VistaStudio is our product design and editing software suite that is downloaded to our customer’s computer from our server and runs in the customer’s browser. This browser-based software provides real-time client-side editing capabilities plus extensive system scalability. A wide variety of layouts, color schemes and fonts are provided and an extensive selection of high quality photographs and illustrations are currently available for use by customers in product design. Customers can also upload their own images and logos for incorporation into their product designs.

Our Internet-based, remote, real-time, co-creativity and project management application and database enables customers and our design agents to cooperatively design a product across the Internet in real-time, while simultaneously engaging in voice communication.

Our Internet-based website design and layout tool enables customers with no experience in creating websites to quickly design and publish a website. The interface provides customers with the ability to update their content in a simple editing environment that closely mimics what the website will look like when published. Some of the features that customers can add to their website using this tool include images, maps, credit-card payment processing, downloadable files and contact forms. Customers seeking to improve their ranking among search engines can modify their content and search keywords through a simple interface. Customers can change their website design in real time and can choose from hundreds of different templates categorized by industry and style. In addition, we offer a platform for customers to self-manage e-mail marketing solutions for their business.

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

Our VistaBridge technology allows us to efficiently store, process and aggregate tens of thousands of Internet orders every day. The system automates the workflow into our high-volume production facilities by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single production run or set of homogenous production runs. The technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. In our fiscal year ended June 30, 2010 we averaged approximately 52,000 orders per day and orders often contain multiple customized items, which can result in more than 100,000 individual stored items awaiting production. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type and format of raw material, color versus black and white, single or double-sided print, delivery date, shipping location, type of production system being used and type of product. For printed products, the VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.

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

VistaMatch Software automatically generates and displays one or more additional customized product designs based upon a customer’s existing design. Design elements and customer information are automatically transferred to the additional design so that customers do not spend additional time searching for other products or templates or re-entering data. For example, a customer purchasing business cards can automatically be shown matching return address labels, magnets, calendars, T-Shirts, pens, websites and similar products. Each of these automatically generated product offers can be quickly and simply added to the customer’s order..

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

Technology Development

We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. As of June 30, 2010, more than 300 of our employees were engaged in technology development. Our technology and development expenses were $78.4 million, $60.9 million, and $44.8 million in the years ended June 30, 2010, 2009, and 2008, respectively.

We have designed our website technologies and infrastructure to scale to accommodate future growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness when editing document designs. Our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the production equipment and increasing overall system throughput.

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

Our Mass Customization Manufacturing and Delivery Process

Our high-volume, standardized, scalable production processes are driven by sophisticated proprietary software described above. Our technologies are designed to readily scale as the number of print orders received per day increases. As more individual print jobs are received, similar jobs can be aggregated and moved to the printing system more efficiently, thereby optimizing the use of the printing equipment and increasing overall system throughput. Our proprietary workflow and production management software allows us to deliver final products to customers in as few as three days. We believe that our strategy of seeking to automate and systematize our service and production systems enables us to reach and serve small-scale customers more effectively than our competitors.

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

Our proprietary Viper software and sophisticated automation solutions combined with software from our suppliers allow us to integrate and automate the manufacturing process. This process includes:

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

Sales and Marketing

We have developed expertise in direct marketing to target new customers across various channels and to drive more sessions on our websites, as well as to retain existing customers.

To acquire new customers, we employ sophisticated direct marketing technologies and management practices using the Internet, e-mail, and traditional direct marketing mailings. Through channels such as our own permission-based outbound emails and direct URL type-in, we are able to secure orders at relatively low cost. In addition, many of the products that we offer our customers contain the Vistaprint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. As such, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising.

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

We place advertisements on the websites of companies such as eBay and Amazon, contract for targeted e-mail marketing services from vendors such as MyPoints, and contract for placement on leading search engines such as Google and Yahoo!. We maintain affiliate programs with companies under which we permit program members to include hyperlinks to our websites on their sites and in promotional materials and we pay program members for sales generated through those links.

We have also entered into a variety of strategic partnerships that facilitate access to customers that would be difficult to reach through traditional direct marketing channels. We focus on cultivating opportunities with strategic importance in the micro business marketplace and seek to partner with companies that have large numbers of well established micro business customer relationships.

For example, we have developed a scalable capability to address the market of customers who choose to order customized products and services through retail and online properties of office superstores, retailers and copy storefronts, through strategic partnerships with third parties and we have also entered into strategic partnerships with online and software vendors to small businesses. We believe we are positioned to develop additional relationships in similar markets.

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

We currently hold 47 issued patents in the United States and other countries. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and July 2028. In addition, we currently have more than 50 patent applications pending in the United States and other countries and we intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is justified, appropriate, and cost efficient. Our issued patents relate generally to our automated process for receiving, processing, aggregating and producing multiple individual print jobs and to automated processes for facilitating document creation at a client system.

From time to time, we are involved in lawsuits or disputes in which third parties claim that we have violated their intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. We have in the past received letters from third parties that state that these third parties have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we are obligated to license in order to continue to use such technology. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business. You can find more information about the risks relating to our intellectual property rights in Item 1A of Part I, “Risk Factors” in this report.

Our primary brand is “Vistaprint.” We hold trademark registrations for the Vistaprint trademark in 21 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada, Australia and Japan.

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

Competition

The markets for both customized marketing products and services for micro businesses and custom consumer products are large, evolving and highly competitive. We compete on the basis of breadth of product offerings, price, convenience, quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high quality design, production and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

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

As we expand our geographic reach, product and service portfolio and customer base, our competition increases. Our geographic expansion creates competition with competitors with a multi-national presence and experienced local vendors. Recent product offerings such as websites, email marketing, apparel and photo products have resulted in new competition as a result of us entering those markets. We encounter competition from large retailers offering a wide breadth of products and highly focused companies concentrated on a subset of our customers or product offerings.

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

Business Segment and Geographic Information

We operate in one business segment: offering micro businesses and consumers a broad range of brand identity and promotional products, customized products, marketing services and electronic solutions. For the years ended June 30, 2010, 2009 and 2008, approximately 45%, 39%, and 38%, respectively, of our total revenues were derived from our non-United States websites. No single country other than the United States accounted for 10% or more of revenues in any of the years ended June 30, 2010, 2009 and 2008. For more segment and geographic information, see our consolidated financial statements and selected consolidated financial data included in this Annual Report on Form 10-K, including Note 11 to such consolidated financial statements.

Seasonality

Our business has become increasingly seasonal in recent years due to increased sales of products targeted to the consumer marketplace, such as holiday cards, calendars and personalized gifts. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products.

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

Employees

As of June 30, 2010, we had approximately 2,200 full-time employees in our eleven locations worldwide and approximately 170 temporary employees at our manufacturing facilities. As of June 30, 2010, our largest facilities in terms of employee count were in Canada, Jamaica, the Netherlands, and the United States, each of which employed approximately 300 to 600 people. None of our employees are represented by a labor union. We are required to provide certain employees in our Venlo facility with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and employees in our Barcelona office compensation and benefits equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are good.

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

Vistaprint N.V.’s ordinary shares are registered under the United States Securities Exchange Act and Vistaprint N.V. is subject to the same reporting requirements under the Securities Exchange Act to which Vistaprint Limited was previously subject. Vistaprint N.V.’s ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol “VPRT,” the same exchange and symbol under which the Vistaprint Limited common shares were previously listed.

We refer to the foregoing transactions together with the steps of the scheme of arrangement as the Change of Domicile.

Our Corporate Information

Vistaprint N.V. was incorporated under the laws of the Netherlands on June 5, 2009 as a wholly owned subsidiary of Vistaprint Limited. As a result of the Change of Domicile, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint N.V. became the publicly traded parent company of the Vistaprint group of entities. Vistaprint Limited, the immediate predecessor corporation to Vistaprint N.V. was incorporated under the laws of Bermuda in April 2002. Vistaprint Corporation, the immediate predecessor to Vistaprint Limited, was incorporated in Delaware in January 2000 and was amalgamated with Vistaprint Limited on April 29, 2002. Vistaprint.com S.A., the predecessor to Vistaprint Corporation, was incorporated in France in 1995 and was merged into Vistaprint Corporation in January 2002.

We maintain our registered office in the Netherlands at Hudsonweg 8, 5928 LW Venlo, the Netherlands. Our telephone number in the Netherlands is +31-77-850-7700.

Available Information

We are registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the Securities and Exchange Commission, or the SEC, Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as required by the Exchange Act and the rules and regulations of the SEC. We refer to these reports as Periodic Reports. The public may read and copy any Periodic Reports or other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Vistaprint N.V, that file electronically with the SEC. The address of this website is http://www.sec.gov. We make available, free of charge through our United States website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The address of our United States’ website is www.vistaprint.com. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, telesales, and direct mail. We pay providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We also promote our products and special offers through e-mail, telesales and direct mail, targeted to repeat and potential customers. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain an effective means of reaching micro businesses and consumers, the costs of attracting customers using these methods significantly increase, or we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced, and our business and results of operations would be harmed.

Purchasers of micro business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.

The online market for micro business marketing products and services is less developed than the online market for other business and consumer products. If this market does not gain or maintain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:

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

Since our products and services are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenues. For this reason, a primary component of our business strategy is the continued promotion and strengthening of the Vistaprint brand. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products and services on the Internet, we face significant competition from graphic design and printing companies marketing to micro businesses who also seek to establish strong brands. If we are unable to successfully promote the Vistaprint brand, we may fail to increase our revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. Underperformance of significant future branding efforts could materially damage our financial results.

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

Our quarterly financial results will often fluctuate, which may lead to volatility in our share price.

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

In addition, management investment decisions may lead to fluctuations in our quarterly financial results. For instance, since we seek to deliver on annual earnings per share objectives, and not quarterly, we may choose to make discretionary, above planned investments that result in lower than anticipated quarterly earnings and/or quarterly earnings that are lower than provided in prior quarterly guidance.

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

Our business has become increasingly seasonal in recent years due to increased sales of products targeted to the consumer marketplace, such as holiday cards, calendars and personalized gifts. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products. In the fiscal year ended June 30, 2010, sales during our second fiscal quarter accounted for more of our revenue and earnings than any other quarter, and we believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we expect to incur significant additional capacity related expenses each year to meet our seasonal needs including facility expansions, equipment purchases and increases in the number of temporary and permanent employees. If we experience lower than expected sales during the second quarter, it would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In the future, our seasonal sales patterns may become more pronounced or may change to the extent we introduce additional products and services targeted to the consumer marketplace, including products and services that may be unrelated to the second quarter holiday period. If we are unable to accurately forecast and respond to seasonality in our business caused by demand for our consumer-oriented products, our business and results of operations may be materially harmed.

A significant portion of our revenues and operations are transacted in currencies other than the United States dollar, our reporting currency. We therefore have currency exchange risk.

We have substantial revenues and operations transacted in currencies other than our reporting currency. As a result, we are exposed to fluctuations in currency exchange rates that may impact the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange rates are unfavorable with respect to the U.S. dollar, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished. As we have expanded our international revenues and operations, our exposure to currency exchange rate fluctuations has increased. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations.

We are dependent upon our own facilities for the production of our products, and any significant interruption in the operations of these facilities or any inability to increase capacity at these facilities would have an adverse impact on our business.

We produce the vast majority of our products internally. We seek to ensure that we can satisfy all of our production demand from our facilities, including at periods of peak demand, while maintaining the level of product quality and timeliness of delivery that customers require. We have not identified alternatives to these facilities to serve us in the event of a labor strike, work stoppage or other issue with our workforce in one or more of our facilities or the loss or substantial damage to one or more of our facilities due to fire, natural disaster or other events. If we are unable to meet demand from our own facilities or to successfully expand those facilities on a timely basis to meet customer demand, we would likely turn to an alternative supplier in an effort to supplement our production capacity. However, an alternative supplier may not be able to meet our production requirements on a timely basis or on commercially acceptable terms, or at all. If we are unable to fulfill orders in a timely fashion at a high level of product quality through our facilities and are unable to find a satisfactory supply replacement, our business and results of operations would be substantially harmed.

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

Many customers access our websites by clicking through on search results displayed by search engines such as Google, Bing and Yahoo!. These search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas designed by the search engine. Purchased listings can be purchased by companies and other entities in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct a substantial portion of the customers we serve.

Search engines revise their algorithms from time to time in an attempt to optimize their search result listings and to maximize the advertising revenue generated by those listings. If the search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. This could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline, and our business may suffer. The cost of purchased search listing advertising could increase as demand for these channels continues to grow quickly, and further increases could have negative effects on our ability to maintain or increase profitability. In addition, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. Courts do not always side with the trademark owners in cases involving search engines, and Google has refused to prevent companies from purchasing the trademark “Vistaprint.” As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “Vistaprint” on search engines.

Various private ‘spam’ blacklisting and similar entities have in the past, and may in the future, interfere with our e-mail solicitation, the operation of our websites and our ability to conduct business.

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

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties that we use under license agreements. If one or more of these licenses were terminated, the amount and variety of content available on our websites would be significantly reduced. In such an event, we could experience delays in obtaining and introducing substitute materials, and substitute materials might be available only under less favorable terms or at a higher cost, or may not be available at all. The termination of one or more of these licenses covering a significant amount of content could have an adverse effect on our business and results of operations.

If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.

We have developed products and services and implemented marketing strategies designed to attract micro business owners and consumers to our websites and encourage them to purchase our products and services. We believe we will need to address additional markets and attract new customers to further grow our business. To access new markets and customers we expect that we will need to develop, market and sell new products and services. We also intend to continue the geographic expansion of our marketing efforts and customer service operations and the introduction of localized websites in different countries and languages. In addition, we intend to develop new strategic relationships to expand our marketing and sales channels, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure to develop new products and services, expand our business beyond our existing target markets and customers, and address additional market opportunities could harm our business, financial condition and results of operations.

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

We have rapidly grown to approximately 2,200 full-time employees and approximately 170 temporary employees as of June 30, 2010 and have production facilities or offices in Australia, Bermuda, Canada, France, Germany, India, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.

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

We operate production facilities or offices in Australia, Bermuda, Canada, France, Germany, India, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. We have localized websites to serve many markets internationally. For the fiscal year ended June 30, 2010, we derived 45% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

Our business and our customer base have been built primarily through organic growth. However, from time to time we may selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share, such as our acquisition of Soft Sight, Inc., or Soft Sight, in December 2009. We have very limited experience making acquisitions. Integrating any newly acquired businesses, technologies or services may be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions, and such conditions may increase the other risks that affect our business.

Despite recent signs of economic recovery in some markets, many of the markets in which we operate are still in an economic downturn that we believe has had and will continue to have a negative impact on our business. Turmoil in the world’s financial markets materially and adversely impacted the availability of financing to a wide variety of businesses, including micro businesses, and the resulting uncertainty led to reductions in capital investments, marketing expenditures, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the demand for our products and services and our financial results from operations.

The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business.

For the fiscal year ended June 30, 2010, we derived 55% of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. Particularly since the terrorist attacks on September 11, 2001, the United States government has substantially increased border surveillance and controls. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these controls, which has, in some instances, resulted in delayed delivery of orders.

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

As of June 30, 2010, we had 47 issued patents and more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, there could be infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our currently issued patents or any patents that may be issued to us in the future. For example, administrative opposition proceedings asking the European Patent Office to reconsider the allowance of one of our European patents relating to certain downloadable document design programs and methods were filed in 2005. At a hearing held in April 2008, an opposition panel of the European Patent Office indicated its intention to revoke the patent at issue, and in June 2009, the panel issued a written opinion stating the basis for its decision. Vistaprint has appealed the decision. Any similar claims, whether or not successful, could be extremely costly, could damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “Vistaprint.” We hold trademark registrations for the Vistaprint trademark in 21 jurisdictions, including registrations in our major markets of the United States, the European Union, Canada, Australia and Japan.

Our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There are several companies that currently incorporate or may incorporate in the future “Vista” into their company, product or service names. There could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Vistaprint or our other trademarks, and we may institute such claims against other parties. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

You can find information about certain lawsuits that we have filed to enforce or protect our intellectual property rights and that have been filed against us for alleged infringement of other parties’ intellectual property rights in the section of this Report entitled, “Item 3 – Legal Proceedings.”

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

Our revenues may be negatively affected if we are required to charge sales, value added or other taxes on internet sales.

In many jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to ecommerce businesses such as Vistaprint is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. Bills have been introduced in the U.S. Congress that could affect the ability of state governments to require out of state internet retailers to collect and remit sales taxes on goods and certain services. The imposition by national, state or local governments, whether within or outside the United States, of various taxes upon internet commerce could create administrative burdens for us and could decrease our future revenue. Additionally, a successful assertion by one or more governments in jurisdictions where we are not currently collecting sales or value added taxes that we should be, or should have been, collecting indirect taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise negatively impact our results of operations.

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet, e-commerce and email marketing could substantially harm our business and results of operations.

Due to our dependence on the Internet for our sales, regulations and laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws and regulations may impede the growth of e-commerce and our ability to compete with traditional graphic designers, printers and small business marketing companies, as well as desktop printing products. These regulations and laws may cover taxation (as discussed above), restrictions on imports and exports, customs, tariffs, user privacy, data protection, commercial email, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing many of these issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

For the year ended June 30, 2010 we derived approximately 1.9% of our total revenues from referral fees generated from all sources, as compared to 5.0% for the year ended June 30, 2009. We removed the membership discount program offerings from our websites in November 2009 and terminated our relationship with the third party merchant responsible for these programs. As a result, for the year ended June 30, 2010, 0.8% of our revenue was derived from third party membership discount programs as compared to 3.9% in the same prior year period. In the future, referral fees could generate more or less of our total revenues due to a variety of factors, including, among others, new product and service offering decisions or customers’ acceptance of our partner offers. We expect to partially offset any anticipated reductions in referral fee revenues from a variety of sources, but if we are not successful in doing so our revenues and profitability could be adversely affected.

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

During each of the last three fiscal years, we generated a small portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers were for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we received a payment from a third party merchant for every customer that accepted the promotion. Some of these third party membership discount programs have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. Similarly, in May 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation, announced that the Commerce Committee was investigating membership discount programs marketed by third party merchants Vertrue, Inc., Webloyalty.com, Inc. and Affinion Group, Inc. through e-commerce retailers, and in June 2010 the Commerce Committee approved proposed legislation that seeks to regulate certain aspects of the membership programs. From time to time we have received complaints from our customers and inquiries by state attorneys general and government agencies regarding the membership discount programs previously offered on our websites. Although we removed all such membership discount program offerings from our websites as of November 2009 and terminated our relationship with the third party merchant responsible for these programs, we have continued to receive complaints and inquiries about these programs.

In addition, we are currently involved in several purported class action lawsuits that were filed against us and two affiliated third party merchants, which lawsuits have been consolidated into one suit, alleging that we and the merchants violated certain Federal and state consumer protection laws in connection with the offer of membership discount programs on our Vistaprint.com website. You can find more information about this lawsuit in the section of this Report entitled, “Item 3 – Legal Proceedings.” We and the third party merchants may receive other complaints in the future regarding these types of membership discount programs.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate. Our income taxes are based upon the applicable tax laws and tax rates in the countries in which we operate and earn income as well as upon our operating structures in these countries. Many countries’ tax laws and international treaties impose taxation upon entities that conduct a trade or business or operate through a permanent establishment in those countries. However, these applicable laws or treaties are subject to interpretation. The tax authorities in these countries could contend that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions. This could result in an increase to our effective tax rate and adversely affect our results of operations.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. We continue to assess the impact of various international tax proposals and modifications to existing tax treaties between the Netherlands and other countries that could result in a material impact on our income taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

Our intercompany arrangements may be challenged, resulting in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and its subsidiaries. These agreements establish transfer prices for production, marketing, management, technology development and other services performed by these subsidiaries for other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm’s length. With the exception of the transfer pricing arrangements applicable to our Dutch and French operations, our transfer pricing arrangements are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

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

Our Articles also allow us to issue preferred shares. We have established an independent foundation, Stichting Continuïteit Vistaprint, or the “Foundation,” and granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding. The objective of the Foundation is to serve the interests of Vistaprint N.V. and its stakeholders, which includes but is not limited to shareholders. In carrying out this objective, the Foundation may acquire, own and vote our preferred shares in order to maintain the independence, continuity or identity of Vistaprint N.V. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one-half.

In addition, our management board may issue preferred shares up to an amount equal to the number of ordinary shares under our authorized share capital. We must seek authorization from our shareholders at least once every five years for our management board to issue preferred shares.

We have limited flexibility with respect to certain aspects of capital management.

Dutch law requires shareholder approval for the issuance of ordinary shares and for our management board to limit or exclude shareholders’ preemptive rights under Dutch law. In August 2009, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate without obtaining specific shareholder approval for each issuance, but this authorization is limited to the number of ordinary shares under our authorized share capital and expires in August 2014. We intend to seek re-approval from our shareholders before the 2014 expiration date. Additionally, subject to specified exceptions, Dutch law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and reserves for approval by shareholders many corporate actions, such as the approval of dividends.

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

We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside the United States, which may make it difficult for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have in the past, and may in the future, repurchase outstanding ordinary shares. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares upon the exercise of certain stock awards and other potential uses. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital for Dutch tax purposes and the redemption price.

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

We believe that we were not a PFIC for the tax year ended June 30, 2010 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

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

We own real property associated with the three computer integrated manufacturing facilities we have constructed for the production of our products. Our 512,000 square foot facility located near Windsor, Ontario, Canada services the North American market, and our 195,800 square foot facility located in Venlo, the Netherlands services markets outside of North America. In June 2010, we commenced production in our 124,000 square foot facility located in Deer Park, Australia that will primarily service the Asia-Pacific markets. Our web servers are located in data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda. We own an 11 acre site in Montego Bay, Jamaica on which a new 92,000 square foot building is expected to be constructed for a customer service, sales and design support center which will replace the leased spaces in Jamaica noted below.

In addition we lease the properties listed below as of June 30, 2010:

Location	Square Feet	Type	Lease Expires

Lexington, MA, USA	202,000	Technology development, marketing and administrative	April 26, 2017
Montego Bay, Jamaica	35,000	Customer service, sales and design support center	April 30, 2011
Barcelona, Spain	37,100	Marketing and administrative	November 30, 2011
Berlin, Germany	15,070	Customer service, sales and design support center	October 31, 2014
Tunis, Tunisia	13,900	Customer service, sales and design support center	August 31, 2010
Winterthur, Switzerland	12,000	Technology development and prototyping laboratory	February 28, 2013
Sydney, Australia	5,380	Marketing and administrative	September 30, 2012
Paris, France	3,850	Headquarters office, including CEO and strategy	May 31, 2018
Vadodara, India	1,100	Technology development	March 20, 2014

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

On August 31, 2009, the United States District Court for the Southern District of Texas dismissed all of the claims against the Defendants and ruled on substantive grounds that the Defendants had not violated any of the statutes or common law claims cited by the plaintiffs. In September 2009, the plaintiffs filed an appeal with the U.S. Fifth Circuit Court of Appeals, and on August 23, 2010, the Court of Appeals affirmed the District Court’s ruling and dismissal.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The ordinary shares of Vistaprint N.V. are traded on the NASDAQ Global Select Market under the symbol “VPRT.” The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on The NASDAQ Global Select Market:

	High	Low

Fiscal 2009:
First Quarter	$38.56	$24.46
Second Quarter	$34.42	$11.75
Third Quarter	$29.00	$15.25
Fourth Quarter	$44.75	$27.15

Fiscal 2010:
First Quarter	$52.47	$38.88
Second Quarter	$59.92	$46.76
Third Quarter	$62.77	$50.58
Fourth Quarter	$61.85	$42.65

Holders

As of August 20, 2010, there were 15 holders of record of our ordinary shares.

Dividends

We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings for use in the operation of our business or for the repurchase of our shares.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-125470) for the initial public offering of Vistaprint Limited common shares, par value $0.01 per share, was declared effective by the SEC on September 29, 2005. We received net proceeds of approximately $61.4 million (after underwriters’ discounts of $4.6 million). We incurred additional, related expenses of approximately $1.6 million, resulting in proceeds, after expenses, to us of approximately $59.8 million. As of August 27, 2010, we had not utilized any of the net proceeds from the offering.

Issuer Purchases of Equity Securities

We acquired ordinary shares in satisfaction of employee tax withholding requirements in connection with the vesting of restricted shares. The table below shows all repurchases of securities by us during the three months ended June 30, 2010:

				Maximum number
			Total number of	of shares that may
			shares purchased as	yet be purchased
			part of publicly	under publicly
	Total number of shares	Average price paid per	announced plans or	announced plans
	purchased (1)	share	programs	or programs

April 1, 2010 to April 30, 2010	5,434	$59.20	—	—
May 1, 2010 to May 31, 2010	28,068	49.68	—	—
June 1, 2010 to June 30, 2010	2,220	47.87	—	—

Total	35,722	$51.01

(1)	The ordinary shares reflected in this column were withheld directly from issuance of ordinary shares to employees pursuant to vested restricted share units.

Information regarding our equity compensation plans and the securities authorized for issuance there under are set forth herein under Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

Performance Graph

The following graph compares the cumulative total return to shareholders on Vistaprint N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on September 30, 2005 and its relative performance is tracked through June 30, 2010.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
Among Vistaprint N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

*$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	9/30/05	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10

Vistaprint N.V.	$100.00	$175.34	$250.82	$175.48	$279.67	$311.41
NASDAQ Composite	100.00	101.73	124.45	108.32	86.25	100.27
RDG Internet Composite	100.00	98.70	130.61	125.49	106.45	123.62

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below as of June 30, 2010 and 2009, and for the years ended June 30, 2010, 2009 and 2008 are derived from our audited financial statements and included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2008, 2007 and 2006 and for the years ended June 30, 2007 and 2006 are derived from our audited financial statements not included in this Annual Report on Form 10-K. See the notes to the consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income per ordinary share. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue	$670,035	$515,826	$400,657	$255,933	$152,149
Cost of revenue	240,195	191,944	154,122	89,971	49,858
Technology and development expense	78,387	60,921	44,828	27,176	15,628
Marketing and selling expense	216,574	159,143	127,975	87,887	51,174
General and administrative expense	58,031	42,236	32,572	23,694	16,624

Income from operations	76,848	61,582	41,160	27,205	18,865
Interest income	441	1,725	4,160	4,691	2,903
Other (expense) income, net	(1,491)	(803)	427	(45)	(494)
Interest expense	784	1,401	1,655	1,828	1,256

Income before income taxes	75,014	61,103	44,092	30,023	20,018
Income tax provision	7,273	5,417	4,261	2,880	783

Net income	$67,741	$55,686	$39,831	$27,143	$19,235

Net income attributable to shareholders:
Basic	$67,741	$55,686	$39,831	$27,143	$16,889
Diluted	$67,741	$55,686	$39,831	$27,143	$19,235
Basic net income per share	$1.56	$1.29	$0.91	$0.64	$0.51
Diluted net income per share	$1.49	$1.25	$0.87	$0.60	$0.45
Weighted average shares outstanding—basic	43,365,872	43,330,166	43,913,119	42,445,991	33,147,287

Weighted average shares outstanding—diluted	45,336,561	44,634,191	46,016,364	45,364,257	42,624,689

Share-based compensation expense	$22,380	$19,473	$14,747	$8,765	$4,850

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Statements of Cash Flows Data:
Purchases of property, plant and equipment	$(101,326)	$(76,286)	$(62,740)	$(62,845)	$(24,929)
Capitalization of software and website development costs	(6,516)	(7,168)	(5,696)	(4,189)	(2,656)
Depreciation and amortization	44,367	35,713	25,193	14,874	7,786
Cash flows provided by operating activities	153,701	120,051	87,731	54,240	34,637
Cash flows used in investing activities	(123,865)	(57,595)	(58,056)	(62,177)	(71,410)
Cash flows provided by (used in) financing activities	1,259	(31,243)	2,980	12,716	74,851

	As of June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$162,727	$133,988	$103,145	$69,464	$64,653
Marketable securities	9,604	—	26,598	38,578	43,474
Property, plant and equipment, net	249,961	193,622	154,520	106,192	50,311
Total assets	477,889	369,549	315,952	234,853	171,392
Total long-term debt, net of current portion	—	10,465	19,507	21,772	23,046
Total shareholders’ equity	376,114	285,534	242,505	176,060	123,984

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In 2010, we reported 30% revenue growth to $670.0 million. Diluted earnings per share (“EPS”) grew 19% to EPS of $1.49.

Our long-term goal is to continue to grow profitably and become the leading online provider of micro business marketing solutions. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to address marketing services demand by making available to our customers cost-effective solutions to grow their businesses. In order to accomplish this objective, we intend to execute on the following:

Provide “All Things Marketing” for Micro Businesses

We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During fiscal year 2010, we added personalized notebooks, mugs, on-line search profiles, new business card options, ladies’ t-shirts, stickers, mailing labels and other offerings. We also acquired Soft Sight to support future entry into the custom embroidered product market. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer service, sales and design support, and our value proposition, we seek to increase the number of products purchased by each customer.

Expand Global Reach

For the fiscal year ended June 30, 2010, revenue generated from non-United States websites accounted for approximately 45% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We opened a European marketing office in Barcelona, Spain in January 2007 to focus on the implementation of our European growth initiatives. We completed construction of a production facility near Melbourne, Australia and launched our marketing office in Sydney, Australia in June 2010 to support our customers in Australia, New Zealand, Japan and Singapore. We also intend to continue geographic expansion of our marketing efforts and customer service capabilities and opened two new customer support and design centers that support European customers (one in Tunis, Tunisia, and the other in Berlin, Germany). In addition, we intend to further extend our geographic and international scope by continuing to introduce localized websites in different countries and languages and by offering graphic design content and products specific to local markets. During fiscal 2010 we launched websites in Austria, Portugal and Singapore.

Home & Family

Although we expect to maintain our primary focus on the micro business market, we believe that our customer support, sales and design services, and low production costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market, and we believe that the economies of scale provided by cross selling these products to our extensive micro business customer base, our large production order volumes and integrated design and production facilities will enable us to profitably grow our consumer business. During fiscal 2010, we launched or enhanced several products that appeal to home and family customers, including photo books, mugs, stickers, and premium wedding and holiday-themed content.

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

An independent foundation, Stichting Continuïteit Vistaprint (the “Foundation”), was established to safeguard the interests of Vistaprint and its shareholders and to assist in maintaining the Company’s continuity and independence. On November 16, 2009, we entered into a Call Option Agreement with the Foundation pursuant to which the Foundation may acquire a number of our preferred shares up to a maximum of the total number of our ordinary shares then outstanding at an exercise price of €0.01 per share. The call option held by the Foundation is designed to provide a protective measure against unsolicited take-over bids for Vistaprint or other hostile threats through the issuance of preferred shares to the Foundation that would give the Foundation voting and dispositive power over up to 50% of our outstanding securities.

On December 30, 2009, we acquired 100% of the outstanding equity of Soft Sight, a privately-held developer of embroidery digitization software based in the United States, for $6.5 million in cash.

Soft Sight’s proprietary software enables a customer’s uploaded artwork to be automatically converted into embroidery stitch patterns for subsequent manufacturing. We plan to launch the new embroidered products to our customer base in fiscal 2011.

We assigned the value of the consideration transferred to acquire Soft Sight to the tangible assets and identifiable intangible assets acquired and liabilities assumed, on the basis of their fair values at the date of acquisition. The difference between the purchase price and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill, totaling $4.2 million, relates to the potential synergies from the integration of the Soft Sight embroidery software capabilities into the Vistaprint product offering. The allocations recorded on our consolidated balance sheet as of June 30, 2010 included $2.6 million of intangible assets and a $1.1 million deferred tax liability.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates, which we discuss further below.

Revenue Recognition.    We generate revenue primarily from the sale and shipping of customized manufactured products, as well as from electronic services, website design and hosting, email marketing services and order referral fees. We recognize revenue arising from sales of products and services when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. For subscription services we recognize as revenue the fees we charge customers ratably over the term of the service arrangement. Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. A reserve for sales returns and allowances is recorded as a reduction of revenue when we sell the initial product. We base our estimate for sales returns and allowances on historical experience or specific identification of an event necessitating a reserve.

Software and Website Development Costs.    We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally two years. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Income Taxes.    We make estimates and judgments in determining our income tax expense, and in the calculation of our tax assets and liabilities. Our corporate tax rate is a combination of the tax rates of the jurisdictions where we conduct business.

Deferred income taxes are determined using the liability method. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement carrying values and the tax bases and are measured by applying currently enacted tax rates and laws to taxable years in which such differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We regularly review our deferred tax assets for recoverability and estimate a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Our judgment is required to determine, among other things, whether an increase or decrease of a valuation allowance is warranted. We will increase the valuation allowance if we operate at a loss or are unable to generate sufficient future taxable income. Any changes in the valuation allowance could affect our tax expense, financial position and results of operations.

We recognize, present and disclose in our financial statements uncertain tax positions we have taken, or we expect to take on a tax return, whereby we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The unrecognized tax benefits will reduce our effective tax rate when recognized. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Share-Based Compensation.    We measure compensation cost for share-based compensation at fair value, including estimated forfeitures, and recognize the expense as compensation expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we also are required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. We estimate the forfeiture rate based on historical experience. If actual forfeitures differ significantly from our estimates, additional adjustments to compensation expense may be required in future periods.

Property, Plant and Equipment.    We periodically evaluate the net realizable value of our property, plant and equipment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When indicators of potential impairment are present, the carrying value of the asset is evaluated in relation to the operating performance and estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Cash flow projections are based on trends of historical performance and our estimate of future performance.

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

Business Combinations.    We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

Intangible Assets.    Intangible assets include intellectual property consisting primarily of patents, domain names and customer lists. We record acquired intangible assets at fair value on the date of acquisition and amortize such assets using the straight-line method over the asset’s expected useful life, unless another method is deemed to be more appropriate. For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent. The costs of pursuing others who are believed to infringe on the Company’s patents, as well as costs of defending our patents against infringement claims, are expensed as incurred.

We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill.    Goodwill is evaluated for impairment on an annual basis during the fiscal third quarter, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

Recently Issued Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.”

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2010	2009	2008

As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	35.8%	37.2%	38.5%
Technology and development expense	11.7%	11.8%	11.2%
Marketing and selling expense	32.3%	30.9%	31.9%
General and administrative expense	8.7%	8.2%	8.1%

Income from operations	11.5%	11.9%	10.3%
Interest income	0.1%	0.4%	1.0%
Other (expense) income, net	(0.2)%	(0.1)%	0.1%
Interest expense	0.2%	0.3%	0.4%

Income before income taxes	11.2%	11.9%	11.0%
Income tax provision	1.1%	1.1%	1.1%

Net income	10.1%	10.8%	9.9%

Fiscal Years Ended June 30, 2010, 2009 and 2008

In thousands

	Year Ended June 30,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change

Revenue	$670,035	$515,826	$400,657	30%	29%

Cost of revenue	$240,195	$191,944	$154,122	25%	25%
% of revenue	35.8%	37.2%	38.5%

Revenue

We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain digital services, such as website design and hosting and email marketing services. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike tangible products that we offer, these third party referral offerings do not require physical production and have minimal corresponding direct cost of revenue. During the fiscal year ended June 30, 2010, we eliminated the third party membership discount program previously offered on our websites and terminated our relationship with our partner for these programs.

To understand our revenue trends, we monitor several key metrics including:

•	Website sessions. A session is measured each time a computer user visits a Vistaprint website from their Internet browser. We measure this data to understand the volume and source of traffic to our websites. Typically, we use various advertising campaigns to increase the number and quality of shoppers entering our websites. The number of website sessions varies from month to month depending on variables such as product campaigns and advertising channels used.

•	Conversion rates. The conversion rate is the number of customer orders divided by the total number of sessions during a specific period of time. Typically, we strive to increase conversion rates of customers entering our websites in order to increase the number of customer orders generated. Conversion rates have fluctuated in the past and we anticipate that they will fluctuate in the future due to, among other factors, the type of advertising campaigns and marketing channels used.

•	Average order value. Average order value is total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of customer orders recorded during that same period of time. We seek to increase average order value as a means of increasing revenue. Average order values have fluctuated in the past and we anticipate that they will fluctuate in the future depending upon the type of products promoted during a period and promotional discounts offered. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in average order values.

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

Revenue increased 30% to $670.0 million, from fiscal 2009 to fiscal 2010, primarily due to increases in sales across our product and service offerings, as well as across geographies. The overall growth during this period was driven by increases in website sessions, which grew by 29% to 305.2 million, and increases in average order value, which grew by 6.8% to $35.12. Revenue from our non-United States websites accounted for 45% of total revenues for fiscal 2010 as compared to 39% of revenue during fiscal 2009 and the weaker U.S. dollar positively impacted our revenue growth rate by an estimated 200 basis points over the same period. These increases were partially offset by a decline in conversion rates of 10 basis points to 6.3% and a decrease in revenue from third-party referral fees which declined from approximately $25.9 million to $12.4 million over the same prior year period. Referral fee revenue from membership discount programs was approximately 3.9% of total revenues in fiscal 2009, but declined to 0.8% for fiscal 2010 as a result of the termination of the third-party membership discount programs in the second quarter of fiscal 2010 that were previously offered on our websites. We did not generate any revenues from third party membership discount programs in the second half of fiscal year 2010 and do not expect to generate any such revenues in the future. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Bookings from repeat customers accounted for 67% of total bookings for the year ended June 30, 2010 as compared to 66% of total bookings for the year ended June 30, 2009.

Revenue increased 29% to $515.8 million, from fiscal 2008 to fiscal 2009, primarily due to increases in sales of our micro business marketing products. The overall growth during this period was driven by increases in website sessions, conversion rates and a positive impact from new product and service offerings. During this period, our website sessions grew by 22% to 235.9 million, conversion rates grew by 50 basis points to 6.4% and our average order value remained constant at approximately $33. As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Bookings from repeat customers increased from 64% of total bookings in fiscal 2008 to 66% of total bookings in fiscal 2009. Revenue from our non-United States websites accounted for 39% of total revenues for fiscal 2009 as compared to 38% of total revenue during fiscal 2008. In addition, our revenue growth rate was negatively impacted by an estimated 700 basis points resulting from a stronger U.S. dollar as compared to the prior fiscal year.

Cost of revenue

Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital service offerings, shipping and postage costs, and other miscellaneous related costs of products sold by us.

The increase in cost of revenue from fiscal 2009 to fiscal 2010 was primarily attributable to the production costs associated with increased volume of shipments of products during this period. The decrease in cost of revenue as a percentage of revenue from fiscal 2009 to fiscal 2010 was primarily attributable to improved pricing agreements in relation to purchases of materials and shipping costs, productivity improvements at our manufacturing locations, and shifts in product mix including an increase in sales of digital services. These improvements were partially offset by a decrease in referral revenue and a strengthening of the Canadian dollar, which negatively impacted the raw material and labor costs of our Canadian production operations.

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

In thousands

	Year Ended June 30,			2010-2009	2009-2008
	2010	2009	2008	% Change	% Change

Technology and development expense	$78,387	$60,921	$44,828	29%	36%
% of revenue	11.7%	11.8%	11.2%

Marketing and selling expense	$216,574	$159,143	$127,975	36%	24%
% of revenue	32.3%	30.9%	31.9%

General and administrative expense	$58,031	$42,236	$32,572	37%	30%
% of revenue	8.7%	8.2%	8.1%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for software and manufacturing engineering, content development, amortization of capitalized software and website development costs, information technology operations, hosting of our websites, asset depreciation, patent amortization and miscellaneous technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital services products is included in cost of revenue.

The increase in our technology and development expenses of $17.5 million for fiscal 2010 as compared to fiscal 2009 was primarily due to increased payroll and benefit costs of $10.4 million associated with increased headcount in our technology development and information technology support organizations. At June 30, 2010, we employed 375 employees in these organizations compared to 302 employees at June 30, 2009. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting services expense of $2.4 million, increased third-party consulting services of $0.8 million, and increased other expenses of $3.0 million for fiscal 2010 as compared to fiscal 2009. Fiscal 2010 included $0.9 million of expense related to the abandonment of certain acquired intangibles recorded in conjunction with the Soft Sight acquisition that were measured at fair value based on the perspective of a market participant, but were determined not to have an economic use for Vistaprint and were abandoned.

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

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; and third party payment processor and credit card fees.

The increase in our marketing and selling expenses of $57.4 million for fiscal 2010 as compared to fiscal 2009 was driven primarily by increases of $39.5 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and benefits related costs of $12.9 million. During this period, we continued to expand our marketing organization and our design, sales and services centers including the addition of our facilities in Berlin, Germany and Tunis, Tunisia. At June 30, 2010, we employed 806 employees in these organizations compared to 609 employees at June 30, 2009. In addition, payment processing fees paid to third-parties increased by $2.8 million during fiscal 2010, as compared to fiscal 2009 due to increased order volumes.

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

The increase in our general and administrative expenses of $15.8 million for fiscal 2010 as compared to fiscal 2009 was primarily due to increased payroll and benefit costs of $8.0 million resulting from the continued growth of our executive management, finance, legal and human resource organizations to support our expansion and growth, and increased third-party professional fees of $5.6 million related to ongoing litigation, the execution of our change of domicile to the Netherlands, and other general and administrative activities including recruitment. At June 30, 2010, we employed 199 employees in these organizations compared to 141 employees at June 30, 2009. The increase in headcount has resulted in an increase in allocated overhead of $1.1 million as compared to fiscal 2009.

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

Interest income

Interest income, which consists of interest income earned on cash, cash equivalents and investments, was $0.4 million, $1.7 million and $4.2 million during fiscal 2010, 2009 and 2008, respectively. The change in each year was primarily due to lower interest rate yields despite increased cash and investments balances.

Other (expense) income, net

Other (expense) income, net, which primarily consists of gains and losses from currency transactions or revaluation, was $1.5 million of expense, $0.8 million of expense and $0.4 million of income for fiscal 2010, 2009 and 2008, respectively. Increases and decreases in other (expense) income, net are due to changes in currency exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Interest expense

Interest expense, which consists of interest and penalties paid to financial institutions on outstanding balances on our credit facilities, was $0.8 million, $1.4 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively. The decrease each year was due to a decrease in the outstanding principal on our bank loans as compared to the prior year period. As a result of the early repayment of $5.9 million of our euro revolving credit agreement, we incurred $0.1 million in prepayment penalties for fiscal 2010.

Income tax provision

In thousands

	Year Ended June 30,
	2010	2009	2008

Income tax provision	$7,273	$5,417	$4,261
Effective tax rate	9.7%	8.9%	9.7%

Income tax expense was $7.3 million, $5.4 million, and $4.3 million for fiscal 2010, 2009, and 2008, respectively. The increase in the effective tax rate for fiscal 2010 as compared to fiscal 2009 is primarily attributable to the expiration of the U.S. federal research and development tax credit offset by the benefit associated with geographic earnings mix.

The decrease in the effective tax rate in fiscal 2009 as compared to fiscal 2008 is due to a geographic shift in profits, resulting in increased profits residing in jurisdictions with lower tax rates.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:

In thousands

	Years Ended June 30,
	2010	2009	2008

Purchases of property, plant and equipment	$(101,326)	$(76,286)	$(62,740)
Capitalization of software and website development costs	(6,516)	(7,168)	(5,696)
Depreciation and amortization	44,367	35,713	25,193

Cash flows provided by operating activities	153,701	120,051	87,731
Cash flows used in investing activities	(123,865)	(57,595)	(58,056)
Cash flows provided by (used in) financing activities	1,259	(31,243)	2,980

At June 30, 2010, we had $162.7 million of cash and cash equivalents primarily consisting of money market funds and $9.6 million of marketable securities with maturities less than one year consisting of corporate debt securities, U.S. government and agency securities and certificates of deposit. During fiscal 2010, we financed our operations primarily through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.

Operating Activities.    Cash provided by operating activities in fiscal 2010 was $153.7 million and consisted of net income of $67.7 million, positive adjustments for non-cash items of $62.2 million and $23.7 million provided by working capital and other activities. Adjustments for non-cash items included $44.4 million of depreciation and amortization expense on property, plant and equipment and software and website development costs, $22.4 million of share-based compensation expense, $0.9 million for the write off of intangible assets acquired in a business acquisition and $0.5 million from the loss on sale, disposal, or impairment of long-lived assets, offset by $6.3 million of tax benefits derived from share-base compensation. The change in working capital and other activities, excluding the impact of an acquisition, primarily consisted of an increase of $19.7 million in accrued expenses and other liabilities, an increase of $6.2 million in accounts payable, and a decrease of $3.8 million in prepaid expenses and other assets. This was partially offset by an increase of $3.7 million in accounts receivable and an increase of $2.2 million in inventory. The increase in accrued expenses and other liabilities is driven primarily by increases in accrued payroll and benefit costs $5.5 million, increases in tax liabilities including indirect taxes of $5.2 million related to indirect taxes to be remitted on sales, and increases in accrued marketing and shipping expenses of $2.9 million and $0.6 million, respectively.

Cash provided by operating activities in fiscal 2009 was $120.1 million and consisted of net income of $55.7 million, positive adjustments for non-cash items of $42.9 million and $21.4 million provided by working capital and other activities. Adjustments for non-cash items included $35.7 million of depreciation and amortization expense on property and equipment and software and website development costs, $19.5 million of share-based compensation expense and $1.9 million of loss on disposal or impairment of long-lived assets, offset by $4.5 million of deferred taxes, and $9.6 million of tax benefits derived from share-based compensation. Working capital and other activities primarily consisted of an increase of $24.8 million in accrued expenses and other liabilities, an increase of $3.1 million in accounts payable, and a decrease of $0.3 million in accounts receivable. This was partially offset by an increase of $4.9 million in prepaid expenses and other assets and an increase of $1.9 million in inventory.

Investing Activities.    Cash used in investing activities in fiscal 2010 of $123.9 million was attributable primarily to capital expenditures of $101.3 million, purchases of marketable securities of $9.8 million, the purchase of Soft Sight, net of cash acquired, for $6.5 million, capitalized software and website development costs of $6.5 million, offset by proceeds from the sale of equipment of $0.2 million, and maturities of marketable securities of $0.1 million. Capital expenditures of $61.7 million were related to purchase of land and facilities, $23.1 million were related to the purchase of manufacturing equipment for our production facilities, and $16.5 million were related to purchases of other assets including information technology infrastructure and office equipment.

Cash used in investing activities in fiscal 2009 of $57.6 million was attributable primarily to capital expenditures of $76.3 million and by capitalized software and website development costs of $7.2 million, offset by net sales of marketable securities of $25.9 million. Capital expenditures of $30.9 million were related to the purchase of production equipment for our printing facilities, $34.9 million were related to construction and land acquisition costs at our production facilities and $10.5 million were related to purchases of information technology and facility related assets.

Financing Activities.    Cash provided by financing activities in fiscal 2010 of $1.3 million was primarily attributable to the issuance of ordinary shares pursuant to share option exercises of $15.0 million and tax benefits derived from shared-based compensation awards of $6.3 million. This was offset by payments in connection with our loan agreements of $13.8 million, including the final balloon payment on our original Canadian credit agreement of $6.0 million and payment of the remaining principal balance of the euro revolving credit agreement in the Company’s Dutch subsidiary in the amount of $5.9 million. We also used $6.1 million to pay minimum withholding taxes related to the vesting of restricted share units (“RSUs”) granted and ordinary shares withheld under our equity incentive plans.

Cash used in financing activities in fiscal 2009 of $31.2 million was primarily attributable to the repurchase of 2,554,302 common shares for $45.5 million, payments in connection with our bank loans of $3.2 million and the use of $4.2 million to pay minimum withholding taxes related to the vesting of RSUs granted under our equity incentive plans, partially offset by the issuance of ordinary shares pursuant to share option exercises of $12.1 million and $9.6 million of tax benefits derived from share-based compensation awards.

Contractual Obligations

Contractual obligations at June 30, 2010 are as follows:

In thousands

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years

Debt obligations (1)	$5,222	$5,222	$—	$—	$—
Operating lease obligations	46,155	7,170	13,528	13,187	12,270

Total (2)	$51,377	$12,392	$13,528	$13,187	$12,270

(1)	Debt obligations exclude amounts payable for interest.
(2)	We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $2.3 million as of June 30, 2010 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 10—Income Taxes.”

Long-Term Debt.    During the second quarter of fiscal 2010, the remaining balance of our euro revolving credit agreement and the final balloon payment on our original Canadian credit agreement were paid in the amounts of $6.1 million and $6.0 million, respectively.

In December 2005, we amended our original Canadian credit agreement to include an additional $10.0 million equipment term loan. The borrowings were used to finance printing equipment purchases for the Windsor production facility. The loan is payable in monthly installments, which began December 1, 2006 and continue through 2010, plus interest, with the remaining balance of $4.7 million to be paid in December 2010. As of June 30, 2010, the interest rates on the amended Canadian credit agreement range from 7.82% to 8.50% and there was $5.2 million outstanding under this term loan.

Operating Leases.    We rent office space under operating leases expiring on various dates through 2018. Future rental payments required under our leases are an aggregate of approximately $46.2 million. The terms of the individual lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $0.8 million and $0.7 million, respectively.

Purchase Commitments.    At June 30, 2010, we had unrecorded commitments under contracts to expand our Canadian production facility of approximately $1.4 million, and commitments under contract for site development and construction of our Jamaican customer support and design center of approximately $2.9 million. We also had unrecorded commitments under contracts at June 30, 2010 to purchase production equipment for our Dutch and Australian production facilities of approximately $1.3 million and $0.3 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our exposure to interest rate risk relates primarily to our cash equivalents and marketable securities that at June 30, 2010 consisted of money market funds, certificates of deposit, corporate debt securities, U.S government and agency securities, and a long-term investment in a municipal auction rate security. These cash equivalents and marketable securities are held for working capital purposes and we do not enter into investments for trading or speculative purposes. Our fixed rate interest bearing securities could decline in value if interest rates rise. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk.

Currency Exchange Rate Risk.    As we conduct business in multiple international currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar as follows:

•	Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollar. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income.

•	Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation, and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a decrease of $0.7 million and $1.6 million on our income before income taxes for the fiscal years 2010 and 2009, respectively.

•	Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates their assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive (loss) income on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.

Foreign currency transaction (losses) gains included in other (expense) income, net for the years ended June 30, 2010, 2009 and 2008 were $(1,491), $(803) and $427, respectively.

Item 8.	Financial Statements and Supplementary Data

VISTAPRINT N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Supervisory Board and Shareholders of
Vistaprint N.V.

We have audited the accompanying consolidated balance sheets of Vistaprint N.V. (previously Vistaprint Limited)(“the Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vistaprint N.V. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vistaprint N.V.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
August 27, 2010

VISTAPRINT N.V.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$162,727	$133,988
Marketable securities	9,604	—
Accounts receivable, net of allowances of $53 and $172, respectively	9,389	5,672
Inventory	6,223	4,384
Prepaid expenses and other current assets	15,059	12,819

Total current assets	203,002	156,863
Property, plant and equipment, net	249,961	193,622
Software and web site development costs, net	6,426	6,754
Deferred tax assets	7,277	7,035
Other assets	11,223	5,275

Total assets	$477,889	$369,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,664	$11,347
Accrued expenses	65,609	43,724
Deferred revenue	4,138	3,393
Current portion of long-term debt	5,222	8,349

Total current liabilities	91,633	66,813
Deferred tax liabilities	3,151	1,637
Other liabilities	6,991	5,100
Long-term debt	—	10,465

Total liabilities	101,775	84,015

Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,891,244 and 49,175,223 shares issued and 43,855,164 and 42,805,811 shares outstanding, respectively	698	688
Treasury shares, at cost, 6,036,080 and 6,369,412 shares, respectively	(29,637)	(29,881)
Additional paid-in capital	249,153	212,221
Retained earnings	166,525	98,784
Accumulated other comprehensive (loss) income	(10,625)	3,722

Total shareholders’ equity	376,114	285,534

Total liabilities and shareholders’ equity	$477,889	$369,549

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended June 30,
	2010	2009	2008

Revenue	$670,035	$515,826	$400,657
Cost of revenue (1)	240,195	191,944	154,122
Technology and development expense (1)	78,387	60,921	44,828
Marketing and selling expense (1)	216,574	159,143	127,975
General and administrative expense (1)	58,031	42,236	32,572

Income from operations	76,848	61,582	41,160
Interest income	441	1,725	4,160
Other (expense) income, net	(1,491)	(803)	427
Interest expense	784	1,401	1,655

Income before income taxes	75,014	61,103	44,092
Income tax provision	7,273	5,417	4,261

Net income	$67,741	$55,686	$39,831

Basic net income per share	$1.56	$1.29	$0.91

Diluted net income per share	$1.49	$1.25	$0.87

Weighted average shares outstanding—basic	43,365,872	43,330,166	43,913,119

Weighted average shares outstanding—diluted	45,336,561	44,634,191	46,016,364

(1)	Share-based compensation is allocated as follows:

	Year Ended June 30,
	2010	2009	2008

Cost of revenue	$840	$745	$755
Technology and development expense	5,790	5,053	4,108
Marketing and selling expense	4,965	4,021	3,722
General and administrative expense	10,785	9,654	6,162

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Ordinary Shares		Treasury Shares
							Accumulated
	Number		Number		Additional		Other	Total
	of		of		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance at June 30, 2007	47,972	$672	(4,500)	$—	$169,400	$4,066	$1,922	$176,060
Cumulative effect adjustment for accrued sabbatical						(799)		(799)
Issuance of ordinary shares due to share option exercises	628	8			8,313			8,321
RSUs awarded, net of shares withheld for taxes	179	3			(3,394)			(3,391)
Tax benefits of employee share transactions					1,301			1,301
Share-based compensation expense					15,012			15,012
Comprehensive income:
Net income						39,831		39,831
Foreign currency translation							6,209	6,209
Unrealized loss on marketable securities							(39)	(39)

Total comprehensive income								46,001

Balance at June 30, 2008	48,779	$683	(4,500)	$—	$190,632	$43,098	$8,092	$242,505

Issuance of ordinary shares due to share option exercises	807	11			12,056			12,067
RSUs awarded, net of shares withheld for taxes	359	5	(85)	(2,818)	(1,363)			(4,176)
Tax benefits of employee share transactions					9,603			9,603
Share-based compensation expense					19,737			19,737
Repurchase of shares	(770)	(11)	(1,784)	(27,063)	(18,444)			(45,518)
Comprehensive income:
Net income						55,686		55,686
Foreign currency translation							(4,382)	(4,382)
Unrealized gain on marketable securities							12	12

Total comprehensive income								51,316

Balance at June 30, 2009	49,175	$688	(6,369)	$(29,881)	$212,221	$98,784	$3,722	$285,534

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(CONTINUED)
(in thousands)

	Ordinary Shares		Treasury Shares
							Accumulated
					Additional		Other	Total
	Number		Number		Paid-in	Retained	Comprehensive	Shareholders’
	of Shares	Amount	of Shares	Amount	Capital	Earnings	Income	Equity

Balance at June 30, 2009	49,175	$688	(6,369)	$(29,881)	$212,221	$98,784	$3,722	$285,534
Issuance of ordinary shares due to share option exercises	633	9	151	721	14,247			14,977
RSUs awarded, net of shares withheld for taxes	83	1	182	(477)	(5,666)			(6,142)
Tax benefits of employee share transactions					6,272			6,272
Share-based compensation expense					22,079			22,079
Comprehensive income:
Net income						67,741		67,741
Foreign currency translation							(14,368)	(14,368)
Unrealized gain on cash flow hedge, net of tax							49	49
Unrealized loss on marketable securities							(28)	(28)

Total comprehensive income								53,394

Balance at June 30, 2010	49,891	$698	(6,036)	$(29,637)	$249,153	$166,525	$(10,625)	$376,114

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2010	2009	2008

Operating activities
Net income	$67,741	$55,686	$39,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,367	35,713	25,193
Abandonment of intangible assets acquired in a business acquisition	920	—	—
Loss on sale, disposal, or impairment of long-lived assets	535	1,892	133
Amortization of premiums and discounts on short-term investments	127	—	—
Share-based compensation expense	22,380	19,473	14,747
Tax benefits derived from share-based compensation awards	(6,272)	(9,603)	(1,301)
Deferred taxes	179	(4,538)	(2,029)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(3,727)	276	(1,257)
Inventory	(2,224)	(1,921)	(1,309)
Prepaid expenses and other assets	3,792	(4,879)	(2,173)
Accounts payable	6,176	3,148	2,439
Accrued expenses and other liabilities	19,707	24,804	13,457

Net cash provided by operating activities	153,701	120,051	87,731

Investing activities
Purchases of property, plant and equipment	(101,326)	(76,286)	(62,740)
Proceeds from sale of equipment	177	—	—
Business acquisition, net of cash acquired	(6,496)	—	—
Purchases of marketable securities	(9,804)	(6,078)	(49,487)
Sales and maturities of marketable securities	100	31,937	61,117
Purchase of intangible assets	—	—	(1,250)
Capitalization of software and website development costs	(6,516)	(7,168)	(5,696)

Net cash used in investing activities	(123,865)	(57,595)	(58,056)

Financing activities
Repayments of long-term debt	(13,848)	(3,219)	(3,251)
Payment of withholding taxes in connection with vesting of restricted share units	(6,142)	(4,176)	(3,391)
Repurchase of ordinary shares	—	(45,518)	—
Tax benefits derived from share-based compensation awards	6,272	9,603	1,301
Proceeds from issuance of shares	14,977	12,067	8,321

Net cash provided by (used in) financing activities	1,259	(31,243)	2,980

Effect of exchange rate changes on cash	(2,356)	(370)	1,026

Net increase in cash and cash equivalents	28,739	30,843	33,681
Cash and cash equivalents at beginning of period	133,988	103,145	69,464

Cash and cash equivalents at end of period	$162,727	$133,988	$103,145

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2010	2009	2008

Cash paid during the period for:
Interest	$883	$1,391	$1,635
Income taxes	1,573	3,021	1,841
Supplemental disclosure of noncash investing and financing activities:
Cumulative effect of adoption of accounting for sabbatical leave (see Note 2)	—	—	799

See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2010, 2009 and 2008
(in thousands, except share and per share data)

1.	Description of the Business

The Vistaprint group of companies (the “Company”) offers micro businesses the ability to market their businesses with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards, website hosting, brochures and invitations to marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the micro business market, generally businesses or organizations with fewer than 10 employees, often fewer than 5. The Company also provides personalized products and services to the consumer market.

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

An independent foundation, Stichting Continuïteit Vistaprint (the “Foundation”), was established to safeguard the interests of the Company and its stakeholders and to assist in maintaining the Company’s continuity and independence. On November 16, 2009, Vistaprint N.V. entered into a Call Option Agreement with the Foundation pursuant to which the Foundation may acquire a number of Vistaprint N.V.’s preferred shares up to a maximum of the total number of Vistaprint N.V.’s ordinary shares then outstanding at an exercise price of €0.01 per share. The call option held by the Foundation is designed to provide a protective measure against unsolicited take-over bids for the Company or other hostile threats through the issuance of preferred shares to the Foundation that would give the Foundation voting and dispositive power over up to 50% of Vistaprint N.V.’s outstanding securities. The Company has determined it is the primary beneficiary of the Foundation and therefore has included the Foundation in its consolidated financial statements.

The change of domicile described above (the “Change of Domicile”) was accounted for as a merger between entities under common control and as a result all historical share information has been restated to reflect its impact. The historical financial statements of Vistaprint Limited for periods prior to this transaction are considered to be the historical financial statements of Vistaprint N.V. Both the Change of Domicile and the consolidation of the Foundation have not had and are not expected to have a material impact on how Vistaprint conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable and sales returns allowance, useful lives of property and equipment, intangibles and internally-developed software, valuation of acquired intangibles and goodwill, share-based compensation, income taxes and litigation and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable at the time they are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of money market funds. Cash and cash equivalents restricted under terms of the Company’s facility leases and other financing arrangements were $2,005 and $2,315 as of June 30, 2010 and 2009, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. The Company’s marketable securities are classified as “available-for-sale securities” and carried at fair value, with the unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At June 30, 2010 and 2009, the Company held one auction rate security as a result of failed auctions in fiscal year 2009 and 2010. The Company has the intent and the ability to hold the asset until the anticipated recovery period which it believes will be more than twelve months. As such, during fiscal year 2010 and 2009 the asset which had a fair value of $660 and $760, net of an unrealized loss of $40, has been classified as long-term and included in other assets on the accompanying consolidated balance sheets. All other marketable securities as of June 30, 2010 had an original maturity of less than one year.

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the years ended June 30, 2010, 2009, and 2008.

Cash, cash equivalents and marketable securities as of June 30, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$162,727	$—	$162,727

Marketable securities:
Corporate debt securities	6,772	(27)	6,745
U.S government and agency securities	1,900	—	1,900
Certificates of Deposit	960	(1)	959

Total current marketable securities	9,632	(28)	9,604

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash and cash equivalents and marketable securities	$173,059	$(68)	$172,991

Cash, cash equivalents and marketable securities as of June 30, 2009 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value

Cash and cash equivalents	$133,988	$—	$133,988

Marketable security:
Municipal auction rate security	800	(40)	760

Total long-term marketable security	800	(40)	760

Total cash, cash equivalents and marketable security	$134,788	$(40)	$134,748

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the currency exchange rate exposure of a net investment in an operation that is not denominated in U.S. dollars. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Inventories

Inventories consist primarily of raw materials, and are recorded at the lower of cost or market value using a first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.

Software and Web Site Development Costs

The Company capitalizes eligible salaries and payroll-related costs of employees who devote time to the development of internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred. Amortization expense in connection with the development of software for internal use in the years ended June 30, 2010, 2009 and 2008 was $6,780, $5,762 and $4,118, respectively, resulting in accumulated amortization of $12,205 and $12,835 at June 30, 2010 and 2009, respectively.

Leases

The Company categorizes leases at their inception as either operating or capital leases. Costs for operating leases that include incentives such as payment escalations or rent abatements are recognized on a straight-line basis over the term of the lease. Additionally, inducements received by the Company are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their expected useful life or the life of the lease, excluding renewal periods.

Business Combinations

The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for the Company are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a transaction to acquire a business are expensed as incurred.

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

The Company records acquired intangible assets at fair value on the date of acquisition and amortizes such assets using the straight-line method over the expected useful life of the asset, unless another amortization method was deemed to be more appropriate. The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Estimated future intangible asset amortization expense for the next five fiscal years based on balances at June 30, 2010 is $843, $810, $626, $301, and $56, respectively.

Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, excluding goodwill, may warrant revision or that the carrying value of these assets may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. For the fiscal years ended June 30, 2010, 2009 and 2008 the Company recorded impairment charges on capitalized software and website development costs of $64, $32 and $39, respectively.

For the fiscal years ended June 30, 2010 and 2009 the Company recorded impairment charges on long-lived assets of $450 and $1,331, respectively. Of these amounts, $307 and $589 relate to equipment purchased for a project to automate a portion of the production workflow in the Windsor, Ontario facility that is no longer considered viable, and are included in cost of revenue in the accompanying consolidated statements of income for the fiscal years ended June 30, 2010 and 2009, respectively. The remaining charges of $143 and $742 have been included in technology and development expense in the accompanying consolidated statements of income for the fiscal years ended June 30, 2010 and 2009, respectively.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the fiscal third quarter, or earlier if impairment indicators are present. As of June 30, 2010, goodwill of $4,168 related to the acquisition of Soft Sight (Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Acquisition of Soft Sight, Inc.”) was included in other assets on the accompanying balance sheet. The Company’s annual impairment test concluded that there is no impairment of goodwill, and there have been no indications of impairment that would require an updated analysis as of June 30, 2010.

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash equivalents, marketable securities, derivative instruments, accounts receivable, accounts payable, debt and accrued expenses approximate fair value due to the short period of time to maturity of those instruments.

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

Revenue Recognition

The Company generates revenue primarily from the sale and shipping of customized manufactured products, as well as providing electronic services, website design and hosting, email marketing services and order referral fees. The Company recognizes revenue arising from sales of products and services when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on the Company’s part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services the Company recognizes revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts the Company offers to its customers as part of advertising campaigns. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Sales and purchases in jurisdictions which are subject to indirect taxes, such as value added tax (“VAT”), are recorded net of tax collected and paid as the Company acts as an agent for the government.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense for the years ended June 30, 2010, 2009 and 2008 was $135,675, $95,378 and $73,699, respectively, and is included in marketing and selling expense.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expense for the years ended June 30, 2010, 2009 and 2008 was $8,501, $7,069 and $6,144, respectively and is included in technology and development expense.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

The components of accumulated other comprehensive (loss) income were as follows:

	June 30,
	2010	2009

Cumulative translation adjustments	$(10,606)	$3,762
Unrealized gain on cash flow hedge, net of tax of $22	49	—
Unrealized loss on marketable securities	(68)	(40)

Accumulated other comprehensive (loss) income	$(10,625)	$3,722

Income Taxes

The Company makes estimates and judgments in determining income tax expense, and in the calculation of tax assets and liabilities. The Company’s corporate tax rate is a combination of the tax rates of the jurisdictions where it conducts business.

Deferred income taxes are determined using the liability method. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement carrying values and the tax bases and are measured by applying currently enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company regularly reviews its deferred tax assets for recoverability and estimates a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Judgment is required to determine, among other things, whether an increase or decrease of a valuation allowance is warranted. The Company will increase the valuation allowance if it operates at a loss or is unable to generate sufficient future taxable income. Any changes in the valuation allowance could affect the Company’s tax expense, financial position and results of operations.

The Company recognizes, presents and discloses in its financial statements uncertain tax positions it has taken, or expects to take on a tax return, whereby the Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The unrecognized tax benefits will reduce the Company’s effective tax rate when recognized. Interest and penalties related to unrecognized tax benefits are recorded in the provision for income taxes.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s financial condition and operating results.

Foreign Currency Translation

The Company’s Dutch, Spanish, French, German and Tunisian subsidiaries have the euro as their functional currency, the Swiss subsidiary has the Swiss franc as its functional currency, the Australia subsidiary has the Australian dollar as its functional currency and Vistaprint N.V. and all other consolidated entities have the U.S. dollar as their functional currency. Non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at rates prevailing on the day of the transaction. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entities functional currency are included in other (expense) income, net. Foreign currency transaction (losses) gains included in other (expense) income, net for the years ended June 30, 2010, 2009 and 2008 were $(1,491), $(803) and $427, respectively.

Treasury Shares

Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. Treasury shares are used to fulfill certain share option exercises and restricted share unit vesting, and may in the future be used for acquisitions.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Ordinary share equivalents of 259,398, 2,096,825 and 864,968 were excluded from the determination of potentially dilutive shares for the years ended June 30, 2010, 2009 and 2008, respectively, due to their anti-dilutive effect.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2010	2009	2008

Weighted average shares outstanding, basic	43,365,872	43,330,166	43,913,119
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs	1,970,689	1,304,025	2,103,245

Shares used in computing diluted net income per share	45,336,561	44,634,191	46,016,364

Share-Based Compensation

At June 30, 2010, the Company had three share-based compensation plans (see Part II, Item 8, “Financial Statements and Supplementary Data – Note 8 – Shareholders’ Equity”). The Company grants share options for a fixed number of shares to employees and certain other individuals with exercise prices as determined by the Supervisory Board or Management Board on the date of grant. For all share option grants in fiscal years 2010 and prior, the exercise price has been equal to the closing price on the date of grant. For all restricted share unit grants in fiscal years 2010 and prior, the grant date fair value has been equal to the closing price on the date of grant.

The Company recorded share-based compensation costs of $22,380, $19,473 and $14,747 for the years ended June 30, 2010, 2009 and 2008, respectively. Share-based compensation costs capitalized as part of software and website development costs were $530, $994 and $697 for the years ended June 30, 2010, 2009 and 2008, respectively.

At June 30, 2010, there was $36,400 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.3 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. For option awards in fiscal year 2010 and 2009, expected volatility is based upon historical volatility of the Company. For years prior to fiscal 2009, expected volatilities were based upon historical volatilities of guideline companies since the Company did not have sufficient history as a publicly traded company. The expected life of options granted represents the period of time that options granted are expected to be outstanding. For option awards in fiscal year 2010 and 2009, the Company used its historical experience to estimate the expected life of options granted. For years prior to fiscal 2009, expected lives used by guideline companies were used to estimate the expected life of options granted. The Company uses historical data to estimate employee terminations and resulting forfeiture rates within the option pricing model. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of restricted share grants is based upon the closing trading value of the Company’s shares on the date of grant and recognized using the straight-line recognition method. Weighted-average assumptions used for option grants in 2010, 2009 and 2008 are as follows:

	Year Ended June 30,
	2010	2009	2008

Risk-free interest rate	2.03%	1.48%	3.75%
Expected dividend yield	0%	0%	0%
Expected life (years)	4.92	3.94	4.25
Expected volatility	57%	58%	52%
Weighted average fair value of options granted	$24.34	$14.06	$15.82
Weighted average fair value of restricted share units granted	$51.06	$28.37	$33.22

As part of the financial reporting process for the second quarter of fiscal 2010, the Company became aware that the widely used third-party software application it used to calculate share-based compensation costs contained computational errors that affected the timing of expense recognition. These errors were corrected in the most current software version that the Company had not implemented during the affected periods. Specifically, the software incorrectly applied a weighted average forfeiture rate to the vested portion of stock option and restricted share awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vest, resulting in a cumulative understatement of share-based compensation expense and additional paid in capital in prior years of $1,277. The Company assessed the materiality of this error on its financial statements and concluded that the effect of this cumulative error was not material to its interim or annual financial statements for any period. Accordingly, the Company recorded a non-cash charge to share-based compensation and additional paid in capital of $1,277 to correct this error in its second fiscal quarter. The Company has since implemented the most current software version and the computational errors have therefore been rectified.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit and is included in other liabilities on the Company’s consolidated balance sheets.

Concentrations of Credit Risk

The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. As of June 30, 2010 the Company had one customer that represented more than 10% of total receivables. The individual customer accounted for 11% of the Company’s total accounts receivable at June 30, 2010.

The Company maintains an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded the Company’s expectations.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for the Company at the beginning of fiscal 2010. The Codification brings together in one place all authoritative GAAP and substantially retains existing GAAP. This change did not affect the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the revisions to FASB ASC Topic 805 Business Combinations that requires all assets and liabilities of an acquired business to be recorded at their fair values in all business combinations (whether full, partial or step acquisitions). Certain forms of contingent consideration and certain acquired contingencies are also required to be recorded at fair value at the acquisition date. Acquisition costs are now expensed as incurred and restructuring costs will be expensed in periods after the acquisition date in accordance with the Company’s existing accounting policy for restructuring costs. Finally, post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties are recognized as income tax expense or benefit. The acquisition of Soft Sight during the period was accounted for under the new requirements.

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

Effective July 1, 2009, the Company adopted the updated provisions issued by the FASB for earnings per share. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating security according to their respective participation rights in undistributed earnings. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2010
		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$162,727	$162,727	$—	$—
Corporate debt securities	6,745	6,745	—	—
U.S government and agency securities	1,900	1,900	—	—
Certificates of deposit	959	959	—	—
Long-term investments (1)	660	—	—	660

Total assets recorded at fair value	$172,991	$172,331	$—	$660

	June 30, 2009
		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$133,988	$133,988	$—	$—
Long-term investments (1)	760	—	—	760

Total assets recorded at fair value	$134,748	$133,988	$—	$760

(1)	Long-term investments consist of an auction rate security.

The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) at June 30, 2010 and 2009:

Balance at June 30, 2008	$760
Maturities or redemptions	—

Balance at June 30, 2009	$760
Maturities or redemptions	(100)

Balance at June 30, 2010	$660

Cash Flow Hedge of Currency Exchange Risk

The Company is exposed to fluctuations in various currencies against its reporting currency, the U.S. dollar. During the fiscal year 2010, the Company’s Canadian subsidiary entered into a series of nine currency forward contracts with the objective of hedging currency exchange risk on forecasted monthly payments for the purchase of a long-lived asset denominated in a currency other than its functional currency and were designated and qualify as cash flow hedges at inception.

The currency forward contracts settled during fiscal 2010, resulting in a gain of $49 as of June 30, 2010. The cash flow hedge was considered to be highly effective and all of the gain was recorded within AOCI on the Consolidated Balance Sheet at June 30, 2010. The net gain recorded within AOCI will be reclassified into net income over the useful life of the long-lived asset as a reduction in depreciation expense. No amounts have been reclassified into earnings during the year ended June 30, 2010 as the long-lived asset has not been placed in service. Reclassifications into depreciation expense in the future will not be material. The Company has no derivative contracts outstanding at June 30, 2010.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

		June 30,
	Estimated useful lives	2010	2009

Land improvements	10 years	$1,172	$1,117
Building and building improvements	10 - 30 years	82,619	61,024
Machinery and production equipment	4 - 10 years	143,338	116,168
Computer software and equipment	3 - 5 years	48,689	31,221
Furniture, fixtures and office equipment	5 - 7 years	9,353	7,731
	Shorter of lease term or
Leasehold improvements	remaining life of the asset	4,663	3,447
Construction in progress		37,910	27,654

		327,744	248,362
Less accumulated depreciation		(96,945)	(66,349)

		230,799	182,013
Land		19,162	11,609

Property, plant, and equipment, net		$249,961	$193,622

At June 30, 2010 and 2009 construction in progress consisted mainly of expansion of the Canadian, Dutch, and Jamaican facilities, the purchase of production equipment for the Company’s production facilities and the purchase of information technology related assets. Depreciation expense totaled $37,199, $29,236 and $20,348 for the years ended June 30, 2010, 2009 and 2008, respectively.

5.	Acquisition of Soft Sight, Inc.

On December 30, 2009, the Company acquired 100% of the outstanding equity of Soft Sight, a privately held developer of embroidery digitization software based in the United States, for $6,500 in cash. Soft Sight’s proprietary software enables a customer’s uploaded graphic artwork to be automatically converted into embroidery stitch patterns for subsequent manufacturing.

The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred. The transaction and restructuring costs did not have a material impact on the Company’s consolidated results of operations or cash flows. The Company plans to launch a line of embroidered products to customers in fiscal 2011. Pro forma results of operations for the fiscal years ended June 30, 2010 and 2009 assuming the acquisition of Soft Sight had taken place at the beginning of each period would not differ significantly from the Company’s actual reported results.

Allocations of Assets and Liabilities

The Company allocated the purchase price for Soft Sight to net tangible assets of $52, deferred tax assets of $691, intangible assets of $2,647, goodwill of $4,168 and a deferred tax liability of $1,059. The fair values of the acquired intangible assets were measured from the perspective of a market participant. Of the $2,647 of acquired intangible assets, $920 was immediately expensed as it will not be used by the Company and does not have economic value for the Company. The carrying value of the remaining intangible assets relate to developed embroidery technology and customer lists, which will be amortized over a weighted average life of approximately 3.8 years.

The deferred tax assets primarily relate to net operating loss carryforwards that will be able to be utilized to reduce future tax liabilities. The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the integration of the Soft Sight embroidery software capabilities into the existing Vistaprint product offering. The Company does not expect the goodwill to be deductible for income tax purposes.

6.	Long-Term Debt

The Company’s long-term debt is summarized as follows:

	June 30,
	2010	2009

Amended Canadian credit agreement	$5,222	$6,556
Original Canadian credit agreement	—	6,380
Euro revolving credit agreement	—	5,878

Total long-term debt	$5,222	$18,814

In December 2005, the Company amended its original Canadian credit agreement to include an additional $10,000 equipment term loan. The borrowings were used to finance printing equipment purchases for the Windsor production facility. The remaining obligation under the Company’s amended Canadian credit agreement is payable in monthly installments of $111 with the remaining balance of $4,667 to be paid during December 2010. As of June 30, 2010, the interest rates on the amended Canadian credit agreement range from 7.82% to 8.50% and the balance is classified as current.

During the second quarter of fiscal 2010, the remaining balance of the euro revolving credit agreement and the final balloon payment on the original Canadian credit agreement were paid in the amounts of $6,064 and $5,960, respectively.

The Company was in compliance with all debt covenants at June 30, 2010.

7.	Accrued Expenses

Accrued expenses included the following:

	June 30,
	2010	2009

Advertising costs	$17,627	$14,726
Compensation costs	16,263	10,724
Income and indirect taxes	12,403	7,253
Purchases of property, plant and equipment	7,129	722
Professional costs	2,475	2,255
Shipping costs	2,351	1,765
Other	7,361	6,279

Total accrued expenses	$65,609	$43,724

8.	Shareholders’ Equity

The Company’s 2000-2002 Share Incentive Plan (the “2000-2002 Plan”) provided for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or be granted options to purchase the Company’s ordinary shares. Under the 2000-2002 Plan, the Company reserved an aggregate of 9,000,000 ordinary shares for such awards. The Board of Directors of Vistaprint Limited determined that no further grants of awards under the 2000-2002 Plan would be made after the Company’s Initial Public Offering (“IPO”) in 2005. As of June 30, 2010, there were options to purchase 1,265,346 ordinary shares outstanding under the 2000-2002 Plan. Upon the IPO, all shares reserved for issuance but not yet granted under the 2000-2002 Plan were transferred to the Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Non-Employee Directors’ Share Option Plan (the “Directors’ Plan”). Options previously granted to U.S. tax residents under the 2000-2002 Plan were either “incentive stock options” or “nonstatutory options” under the applicable provisions of the U.S. Internal Revenue Code.

The 2005 Plan provides for employees, officers, non-employee directors, consultants and advisors of the Company to receive restricted share awards or other share-based awards or options to purchase ordinary shares. Among other terms, the 2005 Plan requires that the exercise price of any share option or share appreciation right granted under the 2005 Plan be at least 100% of the fair market value of the ordinary shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of ten years; provides that shares underlying outstanding awards under the 2000-2002 Plan that are cancelled, forfeited, expired or otherwise terminated without having been exercised in full will no longer become available for the grant of new awards under the 2005 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2005 Plan provides that the number of ordinary shares available for issuance under the Plan will be reduced by (i) 1.56 ordinary shares for each share subject to any restricted share award, restricted share unit or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the ordinary shares on the date of grant and (ii) one ordinary share for each share subject to any other award under the 2005 Plan. As of June 30, 2010, there were awards to purchase or acquire 2,338,226 ordinary shares outstanding under the 2005 Plan, and 1,819,079 ordinary shares remained available for issuance under the 2005 Plan.

The Directors’ Plan provides for non-employee directors of the Company to receive option grants upon initial appointment as a director and annually thereafter in connection with the Company’s annual general meeting of shareholders if they are continuing to serve as a director at such time. Under the Directors’ Plan, the Company reserved 250,000 shares for such awards. As of June 30, 2010, there were 103,728 options outstanding under the Directors’ Plan and 146,272 shares available for future grant under the Directors Plan.

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

The Company has issued a combination of new shares and treasury shares in fulfillment of option exercises and restricted share award vests for periods through June 30, 2010.

A summary of the Company’s share option activity and related information for the year ended June 30, 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding at the beginning of the period	3,521,636	$20.41
Granted	136,004	$48.65
Exercised	(783,085)	$19.13
Forfeited/cancelled	(16,055)	$34.13

Outstanding at the end of the period	2,858,500	$22.03	6.09	$72,947

Vested or expected to vest at the end of the period	2,817,501	$21.78	6.05	$72,593

Exercisable at the end of the period	2,239,000	$18.09	5.51	$65,843

The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on June 30, 2010.

A summary of the Company’s unvested restricted share unit activity and related information for the fiscal year ended June 30, 2010 is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value

Unvested at the beginning of the period	991,106	$30.77
Granted	319,507	51.06
Vested and distributed	(388,292)	31.44
Forfeited/cancelled	(73,521)	33.31

Unvested at the end of the period	848,800	$38.96

The Company had an aggregate of 1,965,351 ordinary shares available for future awards under all of its share-based compensation plans as of June 30, 2010.

The total fair value of shares vested during the fiscal year ended June 30, 2010, 2009 and 2008 was $19,456, $12,589, and $9,813, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2010, 2009 and 2008 was $26,667, $15,203, and $16,870, respectively.

9.	Employees’ Savings Plan

The Company maintains certain government mandated and defined contribution plans throughout the world. The most significant is the Company’s defined contribution retirement plan in the U.S. (the “Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the Plan. Under the provisions of the Plan, employees may voluntarily contribute up to 15% of eligible compensation, subject to IRS limitations. The Company matches 50% of each participant’s voluntary contributions, subject to a maximum Company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over four years. The Company contributed and expensed $1,547, $1,258 and $988 for the Plan in the years ended June 30, 2010, 2009 and 2008, respectively. Contributions under the Company’s remaining global plans were not material in the years ended June 30, 2010, 2009 and 2008.

10.	Income Taxes

On August 31, 2009 Vistaprint N.V., a Dutch limited liability company, became the parent company of the Vistaprint group of companies. The Dutch Revenue Authority granted the Company an Advanced Tax Ruling, which enabled the Company to conclude that the reincorporation to the Netherlands would not have an adverse impact to its effective tax rate. Vistaprint Limited, the former parent company and current subsidiary of Vistaprint N.V., is a Bermuda based company. The Company has entered into and operates pursuant to transfer pricing agreements that establish the transfer prices for transactions between Vistaprint Limited and the Company’s subsidiaries in Canada, France, the Netherlands, Jamaica, Spain, Switzerland, Tunisia, Germany, Australia, Japan and the United States. The determination of appropriate transfer prices requires the Company to apply judgment. The Company believes that its transfer pricing is in accordance with advanced tax rulings and applicable statutory regulations.

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2010	2009	2008

Current:
U.S. Federal	$5,607	$4,766	$4,544
U.S. State	1,366	2,234	781
Non-U.S.	2,530	3,062	965

Total current	9,503	10,062	6,290

Deferred:
U.S. Federal	(1,797)	(2,344)	(2,099)
U.S. State	(289)	(1,289)	(688)
Non-U.S.	(144)	(1,012)	758

	(2,230)	(4,645)	(2,029)

Total	$7,273	$5,417	$4,261

The following is a reconciliation of the standard U.S. statutory tax rate and the Company’s effective tax rate:

	Year Ended June 30,
	2010	2009	2008

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal effect	1.0%	1.0%	0.3%
Foreign rate differential	(26.0)%	(25.8)%	(23.9)%
Increase in valuation allowance	1.3%	0.0%	0.0%
Other	(0.6)%	(0.3)%	(0.7)%

Effective income tax rate	9.7%	8.9%	9.7%

The following is a summary of the Company’s income before taxes by geography:

	Year Ended June 30,
	2010	2009	2008

U.S.	$10,250	$9,402	$8,068
Non-U.S.	64,764	51,701	36,024

Total	$75,014	$61,103	$44,092

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at June 30, 2010 and 2009:

	Year Ended
	June 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$3,312	$887
Depreciation and amortization	761	316
Accrued expenses	1,245	624
Shared-based compensation	5,923	6,259
Corporate minimum tax	167	378
R&D credit carryforwards	330	657

Subtotal	11,738	9,121
Valuation allowance	(944)	—

Total deferred tax assets	10,794	9,121

Deferred tax liabilities:
Depreciation and amortization	(5,401)	(3,099)
Other	(22)	—

Total deferred tax liabilities	(5,423)	(3,099)

Net deferred tax assets	$5,371	$6,022

The current portion of the net deferred taxes at June 30, 2010 and 2009 was an asset of $1,245 and $624, respectively, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance has been recorded against the $5,923 deferred tax asset associated with share-based compensation charges at June 30, 2010. However, in the future, if the underlying awards expire, are released or exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. The Company has recorded a valuation allowance of $944 during the year associated with certain foreign net operating losses for which management has determined it is more likely than not that the carryforward will not be utilized in the foreseeable future. Based on the weight of available evidence at June 30, 2010, management believes that it is more likely than not that all other net deferred tax assets will be realized. The Company will continue to assess the realization of the deferred tax assets based on operating results.

As of June 30, 2010, the Company had U.S. federal and state net operating loss carryforwards of approximately $1,946 that expire on dates up to and through the year 2029. The utilization of federal net operating losses is partially subject to annual limitation under the change in share ownership rules of Internal Revenue Code Section 382. The Company had foreign net operating loss carryforwards of approximately $8,127 that expire on dates up to and through 2028 and $2,457 that will never expire. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose. In addition, the Company has approximately $747 of federal net operating loss, $8,634 of state net operating loss and $1,594 of federal R&D tax credit carryforwards as a result of excess tax deductions related to stock-based compensation. The Company will realize the benefit of these excess tax deductions through increases to shareholders’ equity in the periods in which these carryforward losses are utilized to reduce tax payments.

The Company has corporate minimum tax credit carryforwards and research and development tax credits in Canada of approximately $167 and $330, respectively that expire at various dates through 2030.

Undistributed earnings of the Company’s subsidiaries are considered to be indefinitely reinvested. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to withholding taxes payable. Determination of the amount of unrecognized tax liability associated with withholding taxes is not practicable due to the complexities associated with this hypothetical calculation.

As of the years ended June 30, 2010 and 2009, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,085 and $1,372, respectively. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties for the years ended June 30, 2010 and 2009 were $242 and $75, respectively.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2008	$850
Additions based on tax positions related to the current tax year	363
Additions based on tax positions related to prior tax years	264

Balance at June 30, 2009	$1,477
Additions based on tax positions related to the current tax year	290
Additions based on tax positions related to prior tax years	585
Statute of limitation expirations	(21)

Balance at June 30, 2010	$2,331

The Company’s U.S. subsidiary is under audit by the Internal Revenue Service and the Commonwealth of Massachusetts. Also, the Canada Revenue Agency is auditing one of the Company’s Canadian subsidiaries. In addition, certain statutes of limitations are scheduled to expire in the near future. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months as a result of the settlement of one or more of these audits or the lapse of applicable statutes of limitations. However, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time.

The Company is required to file income tax returns in the U.S. federal jurisdiction, the state of Massachusetts and multiple jurisdictions outside of the U.S. The Company’s U.S. federal tax returns for 2007 and subsequent years and the state tax returns for 2005 and subsequent years remain open to examination by the tax authorities. Generally, the years 2004 through 2009 remain open for examination by the tax authorities in the non-U.S. tax jurisdictions in which the Company operates.

11.	Segment Information

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

The Company is in the process of reorganizing the business into operating segments on a geographical basis; however, separate discrete financial information is not yet available to be used by the chief operating decision maker to make decisions on how to allocate resources and assess performance at such a level. As a result, there has been no change in the Company’s identification of operating segments as of June 30, 2010 and through the date the financial statements were issued. The Company expects that this change will take place during the current calendar year.

Geographic Data

Revenues by geography are based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenues and long-lived assets by geographic area:

	Year Ended June 30,
	2010	2009	2008

Revenue:
United States	$370,137	$313,621	$249,017
Non-United States	299,898	202,205	151,640

Total revenue	$670,035	$515,826	$400,657

	June 30,
	2010	2009

Long-lived assets (1):
Canada	$110,780	$86,541
Netherlands	73,992	85,230
Australia (2)	36,485	—
Bermuda	17,152	17,880
United States	12,879	9,489
Jamaica	6,191	3,108
Spain	2,180	1,541
Switzerland	1,771	1,733
Other	2,011	129

Total long-lived assets	$263,441	$205,651

(1)	Excludes deferred tax assets of $7,277 and $7,035, respectively, and goodwill of $4,169 and $0, respectively.
(2)	The increase in long-lived assets in Australia is principally a result of the construction of a new production facility to serve our customers in the Asia Pacific region, which commenced and was completed during fiscal 2010.

12.	Commitments and Contingencies

Operating Lease Commitments

The Company is committed under operating leases for facilities expiring on various dates through 2018. Total lease expense for the years ended June 30, 2010, 2009 and 2008 were $7,395, $6,331 and $5,347, respectively.

Future minimum rental payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2010:

2011	$7,170
2012	6,948
2013	6,580
2014	6,526
2015	6,661
Thereafter	12,270

Total	$46,155

In connection with Vistaprint USA, Incorporated’s lease for approximately 202,000 square feet of office space in Lexington, Massachusetts, the lease requires a security deposit in the form of a letter of credit in the amount of $728. The letter of credit is cash collateralized on a dollar-for-dollar basis, which is classified as restricted cash and is included in other assets in the consolidated balance sheet. In addition, the Company provided a customary indemnification to the lessor for certain claims that may arise under the lease. A maximum obligation is not explicitly stated, thus the potential amount of future maximum payments that might arise under this indemnification obligation cannot be reasonably estimated. The Company has not experienced any prior claims against similar lease indemnifications in the past and management has determined that the associated fair value of the liability is not material. As such, the Company has not recorded any liability for this indemnity in the accompanying consolidated financial statements. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

Other Obligations

In June 2009, the Company entered into a $1,100 Standby Letter of Credit (the “Letter of Credit”) with JPMorgan. The Letter of Credit was obtained in compliance with the Company’s agreement with a vendor, the beneficiary of the Letter of Credit, which provides payment processing services. The Letter of Credit expires on August 23, 2013.

The Company has also entered into arrangements with financial institutions and vendors to provide guarantees for the obligations of the Company’s subsidiaries under banking arrangements and purchase contracts. The guarantees vary in length of time but, in general, guarantee the financial obligations of the subsidiaries under such arrangements. The financial obligations of the Company’s subsidiaries under such arrangements are reflected in the Company’s consolidated financial statements and these notes.

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

Based upon the Company’s historical experience and information known to the Company as of June 30, 2010, the Company believes its liability with respect to the above guarantees and indemnities at June 30, 2010 is immaterial.

Purchase Commitments

At June 30, 2010, the Company had unrecorded commitments under contracts to expand its Canadian production facility of approximately $1,353, and commitments under contract for site development and construction of its Jamaican customer support and design center of approximately $2,883. The Company also had unrecorded commitments under contracts at June 30, 2010 to purchase production equipment for its Dutch and Australian production facilities of approximately $1,269 and $278, respectively.

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

On August 31, 2009, the United States District Court for the Southern District of Texas dismissed all of the claims against the Defendants and ruled on substantive grounds that the Defendants had not violated any of the statutes or common law claims cited by the plaintiffs. In September 2009, the plaintiffs filed an appeal with the U.S. Fifth Circuit Court of Appeals, and on August 23, 2010, the Court of Appeals affirmed the District Court’s ruling and dismissal.

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

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a monthly basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2010, 2009 and 2008:

	Balance at		Write-
	Beginning of		offs/	Balance at
	Period	Provision	Recovery	End of Period

Year ended June 30, 2010	$172	$(119)	$-	$53
Year ended June 30, 2009	$213	$(41)	$-	$172
Year ended June 30, 2008	$148	$65	$-	$213

14.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
Year Ended June 30, 2010	Quarter	Quarter	Quarter	Quarter

Revenue	$145,091	$194,612	$166,029	$164,303
Cost of revenue	52,865	67,876	59,659	59,795
Net income	12,976	26,948	16,167	11,650
Net income per share:
Basic	$0.30	$0.62	$0.37	$0.27

Diluted	$0.29	$0.59	$0.35	$0.26

	First	Second	Third	Fourth
Year Ended June 30, 2009	Quarter	Quarter	Quarter	Quarter

Revenue	$114,232	$138,903	$127,523	$135,168
Cost of revenue	44,844	50,692	46,583	49,825
Net income	8,273	18,549	14,166	14,698
Net income per share:
Basic	$0.19	$0.43	$0.34	$0.35

Diluted	$0.18	$0.42	$0.33	$0.33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s supervisory board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Supervisory Board and Shareholders of
Vistaprint N.V.

We have audited Vistaprint N.V.’s (previously Vistaprint Limited) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vistaprint N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vistaprint N.V. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vistaprint N.V. as of June 30, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated August 27, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
August 27, 2010

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the Sections captioned “Our Supervisory Board,” “Our Management Board,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2010 Annual General Meeting of Shareholders, which we refer to as our 2010 Proxy Statement.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer or person serving similar functions, and to all of our employees. The text of our code of business conduct and ethics is available on our website at www.vistaprint.com. We did not waive any provisions of the code of business conduct and ethics during the fiscal year ended June 30, 2010. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference herein to our 2010 Proxy Statement under the sections captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein to our 2010 Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference herein to our 2010 Proxy Statement under the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference herein to our 2010 Proxy Statement under the section captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 58 of this Annual Report on Form 10-K.

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

August 27, 2010                                                            Vistaprint N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane Robert S. Keane	President and Chief Executive Officer (Principal executive officer)	August 27, 2010

/s/ Michael Giannetto Michael Giannetto	Chief Financial Officer (Principal financial and accounting officer)	August 27, 2010

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Member, Supervisory Board	August 27, 2010

/s/ Peter Gyenes Peter Gyenes	Member, Supervisory Board	August 27, 2010

/s/ George M. Overholser George M. Overholser	Member, Supervisory Board	August 27, 2010

/s/ Louis Page Louis Page	Member, Supervisory Board	August 27, 2010

/s/ Richard Riley Richard Riley	Chairman, Supervisory Board	August 27, 2010

/s/ Mark Thomas Mark Thomas	Member, Supervisory Board	August 27, 2010

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Association of Vistaprint N.V., as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009
10.1*	Amended and Restated 2000-2002 Share Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009
10.2*	Form of Nonqualified Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.3*	Form of Incentive Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.4*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009
10.5*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.6*	Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009
10.7*
Form of Nonqualified Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.8*
Form of Incentive Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.9*
Form of Restricted Share Unit Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.10*
Form of Restricted Share Unit Agreement for Supervisory Board members under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009

10.11*	Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 23, 2009
10.12*	Form of Annual Award Agreement under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended December 31, 2009
10.13*	Form of Four-Year Award Agreement under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended December 31, 2009
10.14*
Form of Indemnification Agreement between Vistaprint N.V. and each of the members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.15*
Amended and Restated Executive Retention Agreement between Vistaprint N.V. and Robert S. Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.16*
Form of Amended and Restated Executive Retention Agreement between Vistaprint N.V. and each of Wendy Cebula, Michael Giannetto and Janet F. Holian is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.17*
Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

Exhibit
No.	Description

10.18*	Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated June 14, 2010
10.19*	Memorandum clarifying relative precedence of agreements between Vistaprint N.V. and Robert S. Keane dated May 6, 2010
10.20*
Form of Invention and Non-Disclosure Agreement between Vistaprint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Wendy Cebula and Michael Giannetto is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.21*
Form of Confidential Information and Non-Competition Agreement between Vistaprint USA, Incorporated and each of Robert S. Keane, Janet F. Holian, Wendy Cebula and Michael Giannetto is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.22
Barcelona Expatriate Agreement between Vistaprint USA, Incorporated and Janet Holian dated March 11, 2010 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 15, 2010

10.23
Loan and Security Agreement between Comerica Bank and Vistaprint North American Services Corp. dated as of November 1, 2004 is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.24
First Amendment to Loan and Security Agreement between Comerica Bank and Vistaprint North American Services Corp. dated as of December 15, 2005 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 15, 2005

10.25
Lease dated October 4, 2006 between Vistaprint USA, Incorporated and Ledgemont Research Park Associates II L.P. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006

10.26	Unconditional Guaranty dated October 4, 2006 by Vistaprint Limited is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006
10.27
Call Option Agreement between Vistaprint N.V. and Stichting Continuïteit Vistaprint dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009

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