Form 10-Q
period 2010-09-30
VISTAPRINT N.V.
filed 2010-10-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 22, 2010, there were outstanding 43,983,025 ordinary shares of the registrant, par value €.01 per share.

FORM 10-Q
INDEX

		Page
PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010	3

	Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4:	Controls and Procedures	22

PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	23

ITEM 1A:	Risk Factors	23

ITEM 6:	Exhibits	38

	Signatures	39
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	September 30,	June 30,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$168,982	$162,727
Marketable securities	7,646	9,604
Accounts receivable, net of allowances of $56 and $53, respectively	11,186	9,389
Inventory	7,102	6,223
Prepaid expenses and other current assets	19,107	15,059

Total current assets	214,023	203,002
Property, plant and equipment, net	260,657	249,961
Software and web site development costs, net	6,518	6,426
Deferred tax assets	7,355	7,277
Other assets	11,195	11,223

Total assets	$499,748	$477,889

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,020	$16,664
Accrued expenses	62,037	65,609
Deferred revenue	5,685	4,138
Current portion of long-term debt	4,889	5,222

Total current liabilities	84,631	91,633
Deferred tax liabilities	3,081	3,151
Other liabilities	7,294	6,991

Total Liabilities	95,006	101,775

Commitments and contingencies (Note 8)
Shareholders’ equity :
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,927,885 and 49,891,244 shares issued and 43,968,286 and 43,855,164 shares outstanding, respectively	699	698
Treasury shares, at cost, 5,959,599 and 6,036,080 shares, respectively	(30,370)	(29,637)
Additional paid-in capital	254,721	249,153
Retained earnings	177,306	166,525
Accumulated other comprehensive income (loss)	2,386	(10,625)

Total shareholders’ equity	404,742	376,114

Total liabilities and shareholders’ equity	$499,748	$477,889

See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except share and per share data)

	Three Months Ended
	September 30,
	2010	2009

Revenue	$170,487	$145,091
Cost of revenue (1)	62,833	52,865
Technology and development expense (1)	23,207	17,672
Marketing and selling expense (1)	57,533	46,533
General and administrative expense (1)	14,581	13,615

Income from operations	12,333	14,406
Interest income	99	130
Other (expense) income, net	(252)	188
Interest expense	107	383

Income before income taxes	12,073	14,341
Income tax provision	1,292	1,365

Net income	$10,781	$12,976

Basic net income per share	$0.25	$0.30

Diluted net income per share	$0.24	$0.29

Weighted average shares outstanding—basic	43,895,913	42,924,751

Weighted average shares outstanding—diluted	45,231,388	44,797,724

(1)	Share-based compensation is allocated as follows:

	Three Months Ended
	September 30,
	2010	2009
Cost of revenue	$203	$197
Technology and development expense	1,132	1,470
Marketing and selling expense	1,049	1,123
General and administrative expense	2,987	2,520
See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	September 30,
	2010	2009

Operating activities
Net income	$10,781	$12,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,128	10,314
Loss on sale, disposal, or impairment of long-lived assets	11	140
Amortization of premiums and discounts on short-term investments	83	—
Share-based compensation expense	5,371	5,310
Tax benefits derived from share-based compensation awards	(149)	(704)
Deferred taxes	(70)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,376)	(2,781)
Inventory	(498)	(941)
Prepaid expenses and other assets	(894)	(8,634)
Accounts payable	(5,106)	5,180
Accrued expenses and other liabilities	(1,479)	11,589

Net cash provided by operating activities	18,802	32,449

Investing activities
Purchases of property, plant and equipment	(14,147)	(20,070)
Sales and maturities of marketable securities	1,900	100
Capitalization of software and website development costs	(1,791)	(1,675)

Net cash used in investing activities	(14,038)	(21,645)

Financing activities
Repayments of long-term debt	(333)	(6,729)
Payment of withholding taxes in connection with vesting of restricted share units	(1,287)	(1,243)
Tax benefits derived from share-based compensation awards	149	704
Proceeds from issuance of shares	661	3,371

Net cash used in financing activities	(810)	(3,897)
Effect of exchange rate changes on cash	2,301	550

Net increase in cash and cash equivalents	6,255	7,457
Cash and cash equivalents at beginning of period	162,727	133,988

Cash and cash equivalents at end of period	$168,982	$141,445

See accompanying notes.

VISTAPRINT N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited in thousands, except share and per share data)
1. Description of Business
     The Vistaprint group of companies (the “Company”) offers micro businesses the ability to market their businesses with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products ranging from business cards, website hosting, brochures and invitations to marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the micro business market, generally businesses or organizations with fewer than 10 employees, often 2 or fewer. The Company also provides personalized products and services to the consumer market.
Change of Domicile
     On August 31, 2009, the Company moved the place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (naamloze vennootschap) under the laws of the Netherlands. Pursuant to a scheme of arrangement under Bermuda law approved by the common shareholders of Vistaprint Limited, among other things, each common share of Vistaprint Limited was exchanged for one ordinary share of Vistaprint N.V. This change of domicile (the “Change of Domicile”) was accounted for as a merger between entities under common control and as a result all historical share information has been restated to reflect its impact. The historical financial statements of Vistaprint Limited for periods prior to this transaction are considered to be the historical financial statements of Vistaprint N.V. The Change of Domicile has not had and is not expected to have a material impact on how Vistaprint conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which the Company has a variable interest and is the primary beneficiary. Intercompany balances and transactions have been eliminated.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other period. The condensed consolidated balance sheet at June 30, 2010 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
Inventories
     Inventories consist primarily of raw materials, and are recorded at the lower of cost or market value using a first-in, first-out method.

Treasury Shares
     Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity.
Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method. Ordinary share equivalents of 1,138,603 and 806,687 were excluded from the determination of potentially dilutive shares for the three months ended September 30, 2010 and 2009, respectively, due to their anti-dilutive effect.
     The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended
	September 30,
	2010	2009
Weighted average shares outstanding, basic	43,895,913	42,924,751
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs	1,335,475	1,872,973

Shares used in computing diluted net income per share	45,231,388	44,797,724

Share-Based Compensation
     During the three months ended September 30, 2010 and 2009, the Company recorded share-based compensation costs of $5,371 and $5,310, respectively. Share-based compensation costs capitalized as part of software and website development costs were $124 and $144 for the three months ended September 30, 2010 and 2009, respectively.
     At September 30, 2010, there was $35,673 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.4 years.
Income Taxes
     The Company is subject to income taxes in certain jurisdictions, including but not limited to the Netherlands, Canada, Australia, Spain, and the United States. Significant judgments, estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits, are required in the determination of the Company’s provision for income taxes. These judgments, estimates and assumptions involve interpreting the tax laws in various international jurisdictions, analyzing changes in tax laws and regulations, and estimating the Company’s levels of revenues, expenses and profits in each jurisdiction and the potential impact of each on the tax liability in any given year.
     The Company operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties and the determination of permanent establishments and attribution of effectively connected income are open to interpretation, which could potentially result in tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.
     As of June 30, 2010, the Company had unrecognized tax benefits, including interest, of approximately $2,327, which will reduce the effective tax rate when recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. There have been no significant changes to these amounts during the three months ended September 30, 2010.
     One of the Company’s U.S. subsidiaries and one of its Bermuda subsidiaries are under audit by the Internal Revenue Service. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts. In addition, the Canada Revenue Agency is auditing one of the Company’s Canadian subsidiaries.

Cash, Cash Equivalents and Marketable Securities
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. At both September 30, 2010 and June 30, 2010, the Company held one auction rate security, included in other assets, for which the recovery period is expected to be greater than twelve months as a result of failed auctions. The Company’s marketable securities are classified as “available-for-sale securities” and carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
     The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three months ended September 30, 2010 and 2009.
     Cash, cash equivalents and marketable securities as of September 30, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$168,982	$—	$168,982

Marketable securities:
Corporate debt securities	6,690	(4)	6,686
Certificates of Deposit	960	—	960

Total current marketable securities	7,650	(4)	7,646

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash and cash equivalents and marketable securities	$177,332	$(44)	$177,288

     Cash, cash equivalents and marketable securities as of June 30, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$162,727	$—	$162,727

Marketable securities:
Corporate debt securities	6,772	(27)	6,745
U.S government and agency securities	1,900	—	1,900
Certificates of Deposit	960	(1)	959

Total current marketable securities	9,632	(28)	9,604

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash and cash equivalents and marketable securities	$173,059	$(68)	$172,991

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
     The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges of forecasted purchases is recorded in Accumulated Other Comprehensive Income . The gains and losses will be reclassified into earnings in the same period that the hedged item affects earnings. The ineffective portion of the change in fair value of derivatives, as well as amounts excluded from the assessment of hedge effectiveness, if any, are recognized directly in earnings.
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
Goodwill
     The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis during the Company’s fiscal third quarter, or earlier if impairment indicators are present.
Recently Adopted Accounting Pronouncements
     Effective July 1, 2010, the Company adopted ASU 2009-13 Multiple-Deliverable Revenue Arrangements, which amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
     Effective July 1, 2010, the Company adopted ASU 2009-14 Certain Revenue Arrangements that Include Software Elements, which amends ASC Subtopic 985-605 Software-Revenue Recognition, and addresses the accounting for revenue transactions involving software, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
3. Fair Value Measurements
     Carrying amounts of financial instruments held by the Company, which includes cash equivalents, marketable securities, accounts receivable, accounts payable, debt and accrued expenses approximate fair value due to the short period of time to maturity of those instruments.
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
     The fair value of these financial assets was determined using the following inputs at September 30, 2010:

		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$168,982	$168,982	$—	$—
Corporate debt securities	6,686	6,686	—	—
Certificates of deposits	960	960	—	—
Long-term investments (1)	660	—	—	660

Total assets recorded at fair value	$177,288	$176,628	$—	$660

(1)	Long-term investments consist of an auction rate security.
     The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. There has been no change in the carrying value of assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended September 30, 2010.
4. Comprehensive Income
     Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income:

	Three Months Ended
	September 30,
	2010	2009
Net income	$10,781	$12,976
Unrealized gain on marketable securities	24	—
Reclassification of gain on cash flow hedge to net income	(49)	—
Unrealized gain on cash flow hedge, net of tax of $9	—	19
Change in cumulative foreign currency translation adjustments	13,036	3,138

Comprehensive income	$23,792	$16,133

5. Segment Information
     During the quarter ended September 30, 2010, the Company changed its reportable segments to align with how operating results are reported internally to the Chief Executive Officer, who constitutes the Company’s Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. Beginning July 1, 2010, the CODM reviews revenue and income or loss from operations based on three geographic operating segments: North America, Europe and Asia-Pacific.
     The costs associated with shared central functions are not allocated to the reporting segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes the general and administrative expenses of the corporate support functions, technology and development, IT operations, and the global component of the Company’s customer service, sales and design support. The Company does not allocate non-operating income to its segment results. There are no internal revenue transactions between the Company’s reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, the Company does not allocate various support costs across operating segments, which may limit the comparability of income from operations by segment. For example, North America customer service, sales and design support does provide some customer service, sales and design support to other operating segments; however, these costs are reported in North America.
     Revenue by segment is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment:

	Three Months Ended
	September 30,
	2010	2009
Revenue:
North America (1)	$101,312	$87,703
Europe	60,989	51,861
Asia-Pacific	8,186	5,527

Total revenue	$170,487	$145,091

	Three Months Ended
	September 30,
	2010	2009
Income from operations:
North America	$27,482	$21,304
Europe	14,631	13,208
Asia-Pacific	982	1,887
Corporate and global functions	(30,762)	(21,993)

Total income from operations	$12,333	$14,406

(1)	Includes referral fee revenue from membership discount programs of $0 and $3,326 for the three months ended September 30, 2010 and 2009, respectively.

Geographic Data
     Revenue by geography is based on the country-specific website through which the customer’s order was transacted. The following table sets forth revenue and long-lived assets by geographic area:

	Three Months Ended
	September 30,
	2010	2009
Revenue:
United States	$97,013	$85,311
Non-United States	73,474	59,780

Total revenue	$170,487	$145,091

	September 30,	June 30,
	2010	2010
Long-lived assets (1):
Canada	$109,766	$110,780
Netherlands	80,436	73,992
Australia	40,330	36,485
Bermuda	16,626	17,152
United States	13,074	12,879
Jamaica	7,050	6,191
Spain	2,316	2,180
Switzerland	2,251	1,771
Other	2,353	2,012

	$274,202	$263,442

(1)	Excludes goodwill of $4,168 for both periods presented, and deferred tax assets of $7,355 and $7,277 as of September 30, 2010 and June 30, 2010, respectively.
6. Acquisition of Soft Sight, Inc.
     On December 30, 2009, the Company acquired 100% of the outstanding equity of Soft Sight, Inc. (“Soft Sight”), a privately held developer of embroidery digitization software based in the United States, for $6,500 in cash. Soft Sight’s proprietary software enables a customer’s uploaded graphic artwork to be automatically converted into embroidery stitch patterns for subsequent manufacturing.
     The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction were recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction were expensed as incurred. The transaction and restructuring costs did not have a material impact on the Company’s consolidated results of operations or cash flows. The Company plans to launch a line of embroidered products to customers in fiscal 2011. Pro forma information has not been presented because the results of Soft Sight were not material to the Company’s results of operations for fiscal 2010.
Allocations of Assets and Liabilities
     The Company allocated the purchase price for Soft Sight to net tangible assets of $52, deferred tax assets of $691, intangible assets of $2,647, goodwill of $4,168 and a deferred tax liability of $1,059. The fair values of the acquired intangible assets were measured from the perspective of a market participant. Of the $2,647 of acquired intangible assets, $920 was immediately expensed as there was no economic value to the Company. The carrying value of the remaining intangible assets relate to developed embroidery technology and customer lists, which are being amortized over a weighted average life of approximately 3.8 years.
     The deferred tax assets primarily relate to net operating loss carryforwards that will be able to be utilized to reduce future tax liabilities. The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

     The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the integration of the Soft Sight embroidery software capabilities into the existing Vistaprint product offering. The goodwill will not be deductible for income tax purposes.
7. Long-Term Debt
     The Company’s current portion of long-term debt was $4,889 and $5,222 as of September 30, 2010 and June 30, 2010, respectively. There was no non-current long-term debt outstanding at either date.
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
8. Commitments and Contingencies
Purchase Commitments
     At September 30, 2010, the Company had unrecorded commitments under contract for site development and construction of its Jamaican customer support and design center of approximately $1,850, and to purchase production equipment for our Dutch and Canadian production facilities of approximately $4,045 and $2,025, respectively.
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
     On May 14, 2007, Vistaprint Technologies Limited filed a patent infringement lawsuit against 123Print, Inc. and Drawing Board (US), Inc., subsidiaries of Taylor Corporation, in the United States District Court for the District of Minnesota. The complaint in the lawsuit asserts that the defendants have infringed and continue to infringe three U.S. patents owned by Vistaprint Technologies Limited related to browser-based tools for online product design. The complaint seeks an injunction against the defendants and the recovery of damages. The defendants filed their Answer and Counterclaims to the complaint on June 7, 2007, in which they denied the infringement allegations and asserted counterclaims for declaratory judgment of invalidity, unenforceability and non-infringement of the patents-in-suit. In August 2007, another Taylor Corporation subsidiary, Taylor Strategic Accounts, Inc., was added as an additional defendant in the case. The exchange of relevant documents and records and the depositions of fact witnesses in connection with the allegations of the parties have been substantially completed. In early June 2008, newly discovered third party prior art documents were introduced into the litigation. These documents had not been reviewed and considered by the U.S. Patent Office prior to issuance of the patents-in-suit. For that reason, on June 30, 2008, Vistaprint Technologies Limited requested the United States District Court to stay the litigation to provide the U.S. Patent Office an opportunity to reexamine the patents-in-suit in light of these newly discovered documents, and the Court granted Vistaprint Technologies Limited’s request for a stay on September 2, 2008. Vistaprint Technologies Limited then submitted a request for reexamination of each of the patents-in-suit to the U.S. Patent Office, which granted the reexamination requests in February 2009. Pursuant to the Court’s order, the stay will remain in place pending the resolution of the requests for reexamination. On October 28, 2008, a St. Paul, Minnesota law firm representing Taylor Corporation also filed requests with the U.S. Patent Office seeking reexamination of the three patents-in-

suit. These reexamination requests were granted in May and June 2009 and were merged in September 2009 with the reexaminations earlier filed by Vistaprint Technologies Limited. The Company is unable to express an opinion as to the likely outcome of any such reexamination or of the underlying lawsuit.
     On June 26, 2009, Vistaprint Limited, the Company’s wholly owned subsidiary, and Vistaprint USA, Incorporated, a wholly owned subsidiary of Vistaprint Limited, together with sixteen other companies unaffiliated with Vistaprint Limited or Vistaprint USA, Incorporated, were named as defendants in a complaint for patent infringement by Soverain Software LLC (“Soverain”) in the United States District Court for the Eastern District of Texas. The complaint alleged that the named defendants were infringing U.S. Patents 5,715,314, 5,909,492 and 7,272,639. Two of the asserted patents relate generally to network-based sales systems employing a customer computer, a shopping cart computer and a shopping cart database. The third patent relates generally to the use of session identifiers in connection with requests transmitted through a network between a client and a server. The plaintiff sought declarations that the patents at issue are valid and enforceable and that the defendants infringe the patents, as well as the entry of a preliminary and permanent injunction and damages.
     In October 2010, the Company entered into a settlement agreement with Soverain, under which Soverain agreed to dismiss its lawsuit. The settlement has been accounted for as a recognized subsequent event for purposes of our financial statements as of and for the period ended September 30, 2010. Accordingly, the amount of the settlement has been recorded as an accrued expense in the consolidated balance sheet as of September 30, 2010 and recognized as part of our technology and development expense in the consolidated statement of income for the period ended September 30, 2010.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
     For the three months ended September 30, 2010, we reported revenue of $170.5 million and diluted earnings per share (“EPS”) of $0.24, representing 18% revenue growth and 17% EPS reduction from the same period in 2009. Our EPS declined despite revenue growth as a result of planned investments in our business, including increased advertising spend, headcount growth, the opening of our production facility in Australia and our design, sales and service centers in Tunisia and Germany, as well as a legal settlement related to a patent dispute.
     Although our revenue has continued to grow year over year, our revenue growth rate has declined recently. In the three months ended September 30, 2010, this decline was primarily a result of unfavorable currency fluctuations, operational issues, and the elimination of third party membership discount program revenue. In addition, our operating income may grow at a slower rate than revenue, or decline, during periods in which we make significant investments for our long-term growth, such as facility expansions, new product launches, or customer acquisition strategies.
     Despite our current challenges, our long-term goal is to continue to grow profitably and become the leading online provider of micro business marketing solutions. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to address marketing services demand by making available to our customers cost-effective solutions to grow their businesses. In order to accomplish this objective, we intend to execute on the following:
Provide “All Things Marketing” for Micro Businesses
     We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During fiscal year 2010, we added personalized notebooks, mugs, on-line search profiles, new business card options, ladies’ t-shirts, stickers, mailing labels and other offerings. We also acquired Soft Sight to support future entry into the custom embroidered product market. During the three months ended September 30, 2010, we launched engraved pens, extra-large banners and several electronic services products or enhancements, including blogs, a search engine optimization tool for website customers, and personalized email domain names. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer service, sales and design support, and our value proposition, we seek to increase the number of products purchased by each customer.
Expand Geographic Reach
     For the three months ended September 30, 2010, revenue generated from non-United States websites accounted for approximately 43% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We have a European marketing office in Barcelona, Spain that focuses on our European growth initiatives. We completed construction of a production facility near Melbourne, Australia and launched a marketing office in Sydney, Australia in June 2010 to support our customers in Australia, New Zealand, Japan and Singapore. In addition, in fiscal 2010 we opened two new design, sales and services centers that support

European customers (one in Tunis, Tunisia, and the other in Berlin, Germany). We intend to further extend our geographic reach by continuing to introduce localized websites in different countries and languages, expanding our marketing efforts and customer service capabilities, and by offering graphic design content and products specific to local markets.
Home & Family
     Although we expect to maintain our primary focus on the micro business market, we believe that our customer support, sales and design services, and low production costs are differentiating factors that make purchasing from us an attractive alternative for individual consumers. We intend to add new products and services targeted at the consumer market, and we believe that the economies of scale provided by cross selling these products to our extensive micro business customer base, our large production order volumes and integrated design and production facilities will support our effort to profitably grow our consumer business.
Results of Operations
     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	September 30,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	36.9%	36.4%
Technology and development expense	13.6%	12.2%
Marketing and selling expense	33.7%	32.1%
General and administrative expense	8.6%	9.4%

Income from operations	7.2%	9.9%
Interest income	0.1%	0.1%
Other (expense) income, net	(0.1)%	0.1%
Interest expense	0.1%	0.3%

Income before income taxes	7.1%	9.8%
Income tax provision	0.8%	0.9%

Net income	6.3%	8.9%

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

	Three Months Ended September 30,
			2010-2009
	2010	2009	% Change
Revenue	$170,487	$145,091	18%
Cost of revenue	$62,833	$52,865	19%
% of revenue	36.9%	36.4%
Revenue
     We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain electronic services, such as website design and hosting and email marketing services. We also generate revenue from order referral fees, revenue share and other fees paid to us by merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the merchants we offer to our customers on our website. Unlike the tangible products that we offer, these third party referral offerings do not require physical production and have minimal corresponding direct cost of revenue. During the second quarter of fiscal 2010, we eliminated the third party membership discount program previously offered on our websites and terminated our relationship with our partner for these programs.
     To understand our revenue trends, we monitor several key metrics including:
•	Website sessions. A session is measured each time a computer user visits a Vistaprint website from his or her Internet browser. We measure this data to understand the volume and source of traffic to our websites. Typically,

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
     Total revenue for the three months ended September 30, 2010 increased 18% to $170.5 million from the three months ended September 30, 2009, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was driven by increases in website sessions, which grew by 5.8% to 68.9 million, conversion rates, which grew by 90 basis points to 7.3%, and increases in average order value, which grew by 1.3% to $34.69. These increases were partially offset by a decrease in revenue from third-party referral fees which declined from approximately $5.1 million to $1.8 million over the same prior year period. Referral fee revenue from membership discount programs was approximately 2.3% of total revenues in the same prior year period, but zero for the three months ended September 30, 2010 as a result of the termination in the second quarter of fiscal 2010 of the third-party membership discount programs previously offered on our websites. In addition, the stronger U.S. dollar negatively impacted our revenue growth by an estimated 290 basis points as compared to the three months ended September 30, 2009.
     As our total customer base has grown, we also have continued to experience growth in purchases from existing customers. Bookings from repeat customers accounted for 68% of total bookings for the three months ended September 30, 2010 as compared to 67% of total bookings for the three months ended September 30, 2009.
     Total revenue by geographic segment is shown in the following table:

					Constant
	Three Months Ended				Currency
	September 30,		2010-2009	Currency	Revenue
	2010	2009	% Change	Impact	Growth(1)

North America (2)	$101,312	$87,703	16%	(1)%	15%
Europe	60,989	51,861	18%	9%	27%
Asia-Pacific	8,186	5,527	48%	(12)%	36%

	$170,487	$145,091	18%	2%	20%

(1)	Constant currency revenue growth, a non-GAAP financial measure, measures the change in total revenue between current and prior year periods at constant currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

(2)	Includes referral fee revenue from membership discount programs of $0 and $3,326 for the three months ended September 30, 2010 and 2009, respectively.

Cost of revenue
     Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of electronic service offerings, shipping and postage costs, and other miscellaneous related costs of products sold by us.
     The increase in cost of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to the production costs associated with the increased volume of shipments of products during this period. The increase in the cost of revenue as a percentage of total revenue for three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily driven by lower overhead absorption and higher production labor costs resulting from the opening of our new production facility in Deer Park, Australia in June 2010. The increase in cost of revenue as a percentage of revenues in the first quarter of 2011 was also driven by a decrease in referral revenue. These increases in costs of revenue as a percentage of total revenue were partially offset by improved pricing agreements in relation to shipping costs.

	Three Months Ended September 30,
			2010-2009
	2010	2009	% Change
Technology and development expense	$23,207	$17,672	31%
% of revenue	13.6%	12.2%
Marketing and selling expense	$57,533	$46,533	24%
% of revenue	33.7%	32.1%
General and administrative expense	$14,581	$13,615	7%
% of revenue	8.6%	9.4%
Technology and development expense
     Technology and development expense consists primarily of payroll and related expenses for software and manufacturing engineering, content development, amortization of capitalized software and website development costs, information technology operations, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and miscellaneous technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our electronic services products is included in cost of revenue.
     The increase in our technology and development expenses of $5.5 million for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to increased payroll and benefit costs of $2.0 million associated with increased headcount in our technology development and information technology support organizations. At September 30, 2010, we employed 383 employees in these organizations compared to 314 employees at September 30, 2009. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting services expense of $0.6 million and increased other website related expenses of $2.9 million, including the impact of a legal settlement of a patent claim recognized during the three months ended September 30, 2010.
Marketing and selling expense
     Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; and third party payment processor and credit card fees.
     The increase in our marketing and selling expenses of $11.0 million for the three months ended September 30, 2010 as compared to the same period in 2009 was driven primarily by increases of $7.0 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll, benefits and facility related costs of $3.2 million. During this period, we continued to expand our marketing organization and our design, sales and services centers. At September 30, 2010, we employed 838 employees in these organizations compared to 695 employees at September 30, 2009. In addition, payment processing fees paid to third-parties increased by $0.5 million during the current quarter as compared to the prior year quarter due to increased order volumes.

General and administrative expense
     General and administrative expense consists primarily of general corporate costs, including third party professional fees and payroll and related expenses of employees involved in finance, legal, human resource and general executive management. Third party professional fees include finance, legal, human resources, and insurance.
     The increase in our general and administrative expenses of $1.0 million for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to increased payroll, benefit and facility related costs of $2.3 million resulting from the continued growth of our executive management, finance, legal and human resource organizations to support our expansion and growth. At September 30, 2010, we employed 207 employees in these organizations compared to 156 employees at September 30, 2009. These increases were offset by decreased third-party professional fees of $1.2 million for the three months ended September 30, 2010, as the three month period ended September 30, 2009 included one-time expenses associated with the execution of our change of domicile to the Netherlands.
Interest income
     Interest income, earned on cash, cash equivalents, and marketable securities remained consistent at approximately $0.1 million for the three months ended September 30, 2010 and 2009.
Other (expense) income, net
     Other (expense) income, net, which primarily consists of gains and losses from currency transactions or revaluation, was $0.3 million of expense and $0.2 million of income for the three months ended September 30, 2010 and 2009, respectively. Increases and decreases in other (expense) income, net are due to changes in currency exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.
Interest expense
     Interest expense, which consists of interest and penalties paid to financial institutions on outstanding balances on our credit facilities, was $0.1 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. The decrease from the prior year period was due to a decrease in the outstanding principal on our bank loans. In addition, we incurred $0.1 million in prepayment penalties during the three months ended September 30, 2009 as a result of the early repayment of $5.9 million of our euro revolving credit agreement.
Income tax provision

	Three Months Ended
	September 30,
	2010	2009
Income taxes:
Income tax provision	$1,292	$1,365
Effective tax rate	10.7%	9.5%
     Income tax expense decreased to $1.3 million for the three months ended September 30, 2010 as compared to $1.4 million for the same period in 2009. The increase in the effective tax rate for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to the expiration of the U.S. federal research and development tax credit and changes in our geographic earnings mix.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

	Three Months Ended
	September 30,
	2010	2009

Purchases of property, plant and equipment	$(14,147)	$(20,070)
Capitalization of software and website development costs	(1,791)	(1,675)
Depreciation and amortization	12,128	10,314
Cash flows provided by operating activities	18,802	32,449
Cash flows used in investing activities	(14,038)	(21,645)
Cash flows used in financing activities	(810)	(3,897)

     At September 30, 2010, we had $169.0 million of cash and cash equivalents primarily consisting of money market funds. During the quarter ended September 30, 2010, we financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital, long-term debt and capital expenditure requirements for the foreseeable future.
     Operating Activities. Cash provided by operating activities in the three months ended September 30, 2010 was $18.8 million and consisted of net income of $10.8 million, positive adjustments for non-cash items of $17.4 million and $9.4 million used by working capital and other activities. Adjustments for non-cash items included $12.1 million of depreciation and amortization expense on property and equipment and software and website development costs, $5.4 million of share-based compensation expense, and $0.1 million of amortization of premiums and discounts on short-term investments, offset in part by $0.1 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities primarily consisted of a decrease of $5.1 million in accounts payable, a decrease of $1.5 million in accrued expenses and other liabilities, an increase of $1.4 million in accounts receivable, an increase of $0.9 million in prepaid expenses and other assets, and an increase in inventory of $0.5 million.
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
     Investing Activities. Cash used in investing activities in the three months ended September 30, 2010 of $14.0 million consisted primarily of capital expenditures of $14.1 million and capitalized software and website development costs of $1.8 million, partially offset by $1.9 million of investment maturities. Capital expenditures of $5.8 million were related to the purchase of manufacturing and automation equipment for our production facilities, $5.2 million were related to the purchase of land and facilities, and $3.1 million were related to purchases of other assets including information technology infrastructure and office equipment.
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
     Financing Activities. Cash used in financing activities in the three months ended September 30, 2010 of $0.8 million was primarily attributable to the use of $1.3 million to pay minimum withholding taxes related to the vesting of RSUs granted and net payments in connection with our loan facilities of $0.3 million, partially offset by the issuance of ordinary shares pursuant to share option exercises of $0.7 million and tax benefits derived from share-based compensation awards of $0.1 million.
     Cash used in financing activities in the three months ended September 30, 2009 of $3.9 million was primarily attributable to net payments in connection with our loan facilities of $6.7 million, including payment of the remaining principal balance of the euro revolving credit agreement in our Dutch subsidiary in the amount of $5.9 million and the use of $1.2 million to pay minimum withholding taxes related to the vesting of RSUs granted and ordinary shares withheld under our equity incentive plans, partially offset by the issuance of ordinary shares pursuant to share option exercises of $3.4 million and tax benefits derived from share-based compensation awards of $0.7 million.

Contractual Obligations
     Contractual obligations at September 30, 2010 were as follows:

	Payments Due by Period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years

Debt obligations (excluding interest)	$4,889	$4,889	$—	$—	$—
Operating lease obligations	45,329	7,630	13,658	13,390	10,651

Total	$50,218	$12,519	$13,658	$13,390	$10,651

     Long-Term Debt. In December 2005, we amended our original Canadian credit agreement to include an additional $10.0 million equipment term loan. The borrowings were used to finance printing equipment purchases for the Windsor production facility. The remaining obligation under the amended Canadian credit agreement is payable in monthly installments of $0.1 million with the remaining balance of $4.7 million to be paid during December 2010. As of September 30, 2010, the interest rates on the various borrowings remaining under the term loan have been fixed over the remaining term of the loan at rates ranging from 7.82% to 8.50% and there was $4.9 million outstanding under this term loan.
     Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.
     Purchase Commitments. At September 30, 2010, we had unrecorded commitments under contract for site development and construction of our Jamaican customer support and design center of approximately $1.8 million, and to purchase production equipment for our Dutch and Canadian production facilities of approximately $4.0 million and $2.0 million, respectively.
Recently Issued and Adopted Accounting Pronouncements
     For a discussion of recently issued and adopted accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates, which we discuss further below. Management believes there has been no material changes during the three months ended September 30, 2010 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and marketable securities that at September 30, 2010 consisted of money market funds, certificates of deposit, corporate debt securities, U.S government and agency securities, and a long-term investment in a municipal auction rate security. These cash equivalents and marketable securities are held for working capital purposes and we do not enter into investments for trading or speculative purposes. Our fixed rate interest bearing securities could decline in value if interest rates rise. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk.

     Currency Exchange Rate Risk. As we conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar as follows:
•	Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income.

•	Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation, and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $0.6 million and $1.0 million on our income before income taxes for the three months ended September 30, 2010 and 2009, respectively.

•	Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates their assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.
     Foreign currency transaction (losses) gains included in other (expense) income, net for the three months ended September 30, 2010 and 2009, were $0.3 million of losses and $0.2 million of gains, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     There were no changes in our internal control over financial reporting (as defined in the SEC’s rules) during the fiscal quarter ended September 30, 2010 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information required by this item is incorporated by reference to the information set forth in Note 8 “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
ITEM 1A. RISK FACTORS
     We caution you that our actual future results may vary materially from those contained in forward looking statements that we make in this Report and other filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements due to the following important factors, among others. Our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
A significant portion of our revenues and operations are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk.
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
     In recent years, our number of employees has grown rapidly, and within the last year we have added new production facilities and offices in diverse geographies, including Australia, Germany, India and Tunisia. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.
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
     We operate production facilities or offices in Australia, Bermuda, Canada, France, Germany, India, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. We have localized websites to serve many markets internationally. For the fiscal quarter ended September 30, 2010, we derived 43% of our revenue from our non-United States websites. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:
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
     For the fiscal quarter ended September 30, 2010, we derived 57% of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario. Restrictions on shipping goods into the United States from Canada pose a substantial risk to our business. We have from time to time experienced significant delays in shipping our manufactured products into the United States as a result of these restrictions, which has, in some instances, resulted in delayed delivery of orders.
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
     As of June 30, 2010, we had 47 issued patents and more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, we have in the past and may in the future face infringement, invalidity, co-inventorship or similar claims brought by third parties with respect to any of our current or future patents. Any such claims, whether or not successful, could be extremely costly, damage our reputation and brand and substantially harm our business and results of operations.
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
     You can find information about certain lawsuits that we have filed to enforce or protect our intellectual property rights and that have been filed against us for alleged infringement of other parties’ intellectual property rights set forth in Note 8 “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part 1 of this Report.
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
     Due to our dependence on the Internet for our sales, regulations and laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws and regulations may impede the growth of e-commerce and our ability to compete with traditional graphic designers, printers and small business marketing companies, as well as desktop printing products. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, commercial email, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing many of these issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.
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
The third party membership programs previously offered on our web site may continue to draw customer complaints, litigation and governmental inquiries, which can be costly and could hurt our reputation.
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
     Any private or governmental claims or actions that may be brought against us relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generated through these relationships, which would have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or damage to our reputation as a result of these claims could have a negative impact on our brand, revenues and profitability.
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
     We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and bank check. In many geographic regions, we rely on one or two third party companies to provide payment processing services, including the processing of credit cards, debit cards and electronic checks. If either of these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming, either of which scenarios could disrupt our business.
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
     Dutch law requires shareholder approval for the issuance of ordinary shares and for our management board to limit or exclude shareholders’ preemptive rights under Dutch law. In August 2009, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate without obtaining specific shareholder approval for each issuance, but this authorization is limited to the number of ordinary shares under our authorized share capital and expires in August 2014. We intend to seek re-approval from our shareholders before the 2014 expiration date. Additionally, subject to specified exceptions, Dutch law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and reserves for approval by shareholders many corporate actions, such as the approval of dividends and authorization to repurchase outstanding shares. Situations may arise where the flexibility to issue shares, pay dividends, repurchase shares or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.
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
     The intercompany service and related agreements among Vistaprint N.V. and our direct and indirect subsidiaries in general guarantee that the subsidiaries realize profits. As a result, even if the Vistaprint group is not profitable on a consolidated basis, the majority of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions. If we are unprofitable on a consolidated basis this structure will increase our consolidated losses and further harm our results of operations.
ITEM 6. EXHIBITS
     We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2010

VISTAPRINT N.V.
By:	/s/ Michael Giannetto
Michael Giannetto
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1*	Form of Restricted Share Unit Agreement granted under our Amended and Restated 2005 Equity Incentive Plan

10.2*	Form of Restricted Share Unit Agreement granted to Supervisory Board members under our Amended and Restated 2005 Equity Incentive Plan

10.3*	2005 Non-Employee Directors’ Share Option Plan, as amended

10.4*	Amended and Restated 2000-2002 Share Incentive Plan, as amended

10.5*	Amended and Restated 2005 Equity Incentive Plan, as amended

10.6*	Amendment No. 1 dated October 20, 2010 to Barcelona Expatriate Agreement dated March 11, 2010 between Vistaprint USA, Incorporated and Janet Holian

10.7*	Form of Annual Award Agreement under our Performance Incentive Plan for Covered Employees

10.8*	Form of Four-Year Award Agreement under our Performance Incentive Plan for Covered Employees

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101	The following materials from this Quarterly Report on Form 10-Q , formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.