Form 10-Q
period 2010-12-31
VISTAPRINT N.V.
filed 2011-01-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 21, 2011, there were outstanding 42,795,163 ordinary shares of the registrant, par value €.01 per share.

FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010	3

Unaudited Condensed Consolidated Statements of Income for the three and six months ended December 31, 2010 and 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4: Controls and Procedures	23

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	24

ITEM 1A: Risk Factors	24

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 6: Exhibits	39

Signatures	40
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	December 31,	June 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$173,106	$162,727
Marketable securities	4,448	9,604
Accounts receivable, net of allowances of $79 and $53, respectively	10,353	9,389
Inventory	8,563	6,223
Prepaid expenses and other current assets	14,047	15,059

Total current assets	210,517	203,002
Property, plant and equipment, net	260,846	249,961
Software and website development costs, net	6,110	6,426
Deferred tax assets	7,359	7,277
Other assets	10,932	11,223

Total assets	$495,764	$477,889

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,568	$16,664
Accrued expenses	73,206	65,609
Deferred revenue	6,150	4,138
Current portion of long-term debt	—	5,222

Total current liabilities	95,924	91,633
Deferred tax liabilities	3,035	3,151
Other liabilities	7,474	6,991

Total liabilities	106,433	101,775

Commitments and contingencies (Note 9)
Shareholders’ equity :
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 and 49,891,244 shares issued and 42,785,687 and 43,855,164 shares outstanding, respectively	699	698
Treasury shares, at cost, 7,164,602 and 6,036,080 shares, respectively	(86,263)	(29,637)
Additional paid-in capital	261,489	249,153
Retained earnings	211,320	166,525
Accumulated other comprehensive income (loss)	2,086	(10,625)

Total shareholders’ equity	389,331	376,114

Total liabilities and shareholders’ equity	$495,764	$477,889

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	$234,064	$194,612	$404,551	$339,703
Cost of revenue (1)	78,834	67,876	141,667	120,741
Technology and development expense (1)	22,287	20,497	45,494	38,169
Marketing and selling expense (1)	76,411	60,013	133,944	106,545
General and administrative expense (1)	18,347	15,500	32,928	29,116

Income from operations	38,185	30,726	50,518	45,132
Interest income	92	85	191	212
Other expense, net	251	823	503	632
Interest expense	89	165	196	548

Income before income taxes	37,937	29,823	50,010	44,164
Income tax provision	3,923	2,875	5,215	4,240

Net income	$34,014	$26,948	$44,795	$39,924

Basic net income per share	$0.78	$0.62	$1.02	$0.93

Diluted net income per share	$0.75	$0.59	$0.99	$0.89

Weighted average shares outstanding — basic	43,689,651	43,208,490	43,792,280	43,066,621

Weighted average shares outstanding — diluted	45,107,135	45,336,174	45,168,760	45,066,949

(1) Share-based compensation cost is allocated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of revenue	$197	$250	$400	$447
Technology and development expense	1,108	1,804	2,240	3,274
Marketing and selling expense	1,085	1,497	2,134	2,620
General and administrative expense	3,834	2,896	6,821	5,416
See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	December 31,
	2010	2009
Operating activities
Net income	$44,795	$39,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,954	21,303
Abandonment of acquired intangible assets	—	920
Loss on sale, disposal, or impairment of long-lived assets	120	146
Amortization of premiums and discounts on marketable securities	143	—
Share-based compensation expense	11,595	11,757
Tax benefits derived from share-based compensation awards	(318)	(2,930)
Deferred taxes	(96)	(25)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(815)	(3,088)
Inventory	(1,988)	(2,332)
Prepaid expenses and other assets	336	(463)
Accounts payable	(379)	3,535
Accrued expenses and other liabilities	14,330	21,599

Net cash provided by operating activities	92,677	90,346

Investing activities
Purchases of property, plant and equipment	(24,978)	(50,948)
Business acquisition, net of cash acquired	—	(6,496)
Maturities and redemptions of marketable securities	5,140	100
Purchases of intangible assets	(116)	—
Capitalization of software and website development costs	(3,088)	(3,147)

Net cash used in investing activities	(23,042)	(60,491)

Financing activities
Repayments of long-term debt	(5,222)	(13,128)
Payment of withholding taxes in connection with vesting of restricted share units	(2,408)	(2,712)
Repurchase of ordinary shares	(55,458)	—
Tax benefits derived from share-based compensation awards	318	2,930
Proceeds from issuance of shares	1,815	8,069

Net cash used in financing activities	(60,955)	(4,841)

Effect of exchange rate changes on cash	1,699	123

Net increase in cash and cash equivalents	10,379	25,137
Cash and cash equivalents at beginning of period	162,727	133,988

Cash and cash equivalents at end of period	$173,106	$159,125

See accompanying notes.

VISTAPRINT N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited in thousands, except share and per share data)
1. Description of Business
     The Vistaprint group of companies (the “Company”) offers micro businesses the ability to market their businesses with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, the Company offers a broad spectrum of products, such as business cards, website hosting, apparel, signage, promotional gifts, brochures, online marketing and creative services. The Company focuses on serving the marketing, graphic design and printing needs of the micro business market, generally businesses or organizations with fewer than 10 employees and usually 2 or fewer. The Company also provides personalized products for home and family use.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which the Company has a variable interest and is the primary beneficiary. Intercompany balances and transactions have been eliminated.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other period. The condensed consolidated balance sheet at June 30, 2010 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
Treasury Shares
     Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. During the three months ended December 31, 2010, Vistaprint N.V. purchased 1,294,081 of its ordinary shares for a total cost of $55,458, inclusive of transaction costs, in connection with the Company’s publicly announced share repurchase program authorized by the Company’s Supervisory Board on November 4, 2010.

Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”) using the treasury stock method as the Company’s unvested share options and RSUs do not have non-forfeitable rights to dividends.
     The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Weighted average shares outstanding, basic	43,689,651	43,208,490	43,792,280	43,066,621
Weighted average shares issuable upon exercise / vesting of outstanding share options/RSUs	1,417,484	2,127,684	1,376,480	2,000,328

Shares used in computing diluted net income per share	45,107,135	45,336,174	45,168,760	45,066,949

Weighted average anti-dilutive shares excluded from diluted net income per share	608,938	10,515	873,771	408,597
Share-Based Compensation
     During the three and six months ended December 31, 2010, the Company recorded share-based compensation costs of $6,224 and $11,595, respectively, and $6,447 and $11,757 during the three and six months ended December 31, 2009, respectively. Share-based compensation costs capitalized as part of software and website development costs were $69 and $193 for the three and six months ended December 31, 2010, respectively, and were $120 and $263 for the three and six months ended December 31, 2009, respectively.
     At December 31, 2010, there was $35,507 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.
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
     As of December 31, 2010, the Company had a liability for unrecognized tax benefits included in the balance sheet of approximately $2,218, including accrued interest of $222. The total amount of liability will reduce the effective tax rate when recognized. During the six months ended December 31, 2010, the Company recorded increases in the liability for unrecognized tax positions of $558 offset by transfers to income tax payable for audit settlements of $667, including accrued interest. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
     One of the Company’s U.S. subsidiaries and one of its Bermuda subsidiaries are under audit by the Internal Revenue Service. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts, and the Canada Revenue Agency is auditing one of the Company’s Canadian subsidiaries.

Cash, Cash Equivalents and Marketable Securities
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. At both December 31, 2010 and June 30, 2010, the Company held one auction rate security, included in other assets, for which the recovery period is expected to be greater than twelve months as a result of failed auctions. During the three months ended December 31, 2010, the Company received a partial redemption on this auction rate security of $100 at par. The Company’s marketable securities are classified as “available-for-sale securities” and carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
     The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three and six months ended December 31, 2010 and 2009.
     Cash, cash equivalents and marketable securities as of December 31, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$173,106	$—	$173,106

Marketable securities:
Corporate debt securities	3,730	(2)	3,728
Certificates of deposit	720	—	720

Total current marketable securities	4,450	(2)	4,448

Municipal auction rate security	600	(40)	560

Total long-term marketable securities	600	(40)	560

Total cash and cash equivalents and marketable securities	$178,156	$(42)	$178,114

     Cash, cash equivalents and marketable securities as of June 30, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$162,727	$—	$162,727

Marketable securities:
Corporate debt securities	6,772	(27)	6,745
U.S government and agency securities	1,900	—	1,900
Certificates of Deposit	960	(1)	959

Total current marketable securities	9,632	(28)	9,604

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash and cash equivalents and marketable securities	$173,059	$(68)	$172,991

Recently Adopted Accounting Pronouncements
     Effective July 1, 2010, the Company adopted ASU 2009-13 Multiple-Deliverable Revenue Arrangements, which amends ASC Subtopic 650-25 Revenue Recognition—Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-

element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
3. Fair Value Measurements
     Carrying amounts of financial instruments held by the Company, which include cash equivalents, marketable securities, accounts receivable, accounts payable, debt and accrued expenses, approximate fair value due to the short period of time to maturity of those instruments.
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
     The fair value of these financial assets was determined using the following inputs at December 31, 2010:

		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$173,106	$173,106	$—	$—
Corporate debt securities	3,728	3,728	—	—
Certificates of deposits	720	720	—	—
Long-term investments (1)	560	—	—	560

Total assets recorded at fair value	$178,114	$177,554	$—	$560

(1)	Long-term investments consist of an auction rate security.
     The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended December 31, 2010:

Balance at June 30, 2010	$660
Redemptions	(100)

Balance at December 31, 2010	$560

4. Comprehensive Income
     Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives less amounts reclassified to net income, and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$34,014	$26,948	$44,795	$39,924
Unrealized gain on marketable securities	2	—	26	—
Reclassification of gain on cash flow hedge to net income	—	—	(49)	—
Unrealized gain on cash flow hedge, net of tax of $10 and $19, for the three and six months ended December 31, 2009	—	22	—	41
Change in cumulative foreign currency translation adjustments	(302)	(1,959)	12,734	1,178

Comprehensive income	$33,714	$25,011	$57,506	$41,143

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
     The costs associated with shared central functions are not allocated to the reporting segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of the Company’s IT operations and customer service, sales and design support. The Company does not allocate non-operating income to its segment results. There are no internal revenue transactions between the Company’s reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by the Company’s Venlo, the Netherlands facility for the Asia-Pacific segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, the Company does not allocate various support costs across operating segments, which may limit the comparability of income from operations by segment. For example, North America customer service, sales and design support does provide some customer service, sales and design support to other operating segments; however, these costs are reported in North America.
     Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
North America (1)	$116,697	$100,185	$218,009	$187,888
Europe	105,285	86,623	166,274	138,484
Asia-Pacific	12,082	7,804	20,268	13,331

Total revenue	$234,064	$194,612	$404,551	$339,703

(1)	Includes referral fee revenue from membership discount programs of $0 for both the three and six months ended December 31, 2010, and $1,825 and $5,151 for the three and six months ended December 31, 2009, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income from operations:
North America	$33,997	$32,826	$61,479	$54,130
Europe	35,640	26,664	50,271	39,872
Asia-Pacific	2,801	3,115	3,783	5,002
Corporate and global functions	(34,253)	(31,879)	(65,015)	(53,872)

Total income from operations	$38,185	$30,726	$50,518	$45,132

     The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
United States	$110,517	$96,281	$207,530	$181,592
Non-United States	123,547	98,331	197,021	158,111

Total revenue	$234,064	$194,612	$404,551	$339,703

	December 31,	June 30,
	2010	2010
Long-lived assets (1):
Canada	$108,120	$110,780
Netherlands	80,105	73,992
Australia	42,598	36,485
Bermuda	16,923	17,152
United States	11,304	12,879
Jamaica	7,231	6,191
Switzerland	3,215	1,771
Spain	2,029	2,180
Other	2,195	2,012

	$273,720	$263,442

(1)	Excludes goodwill of $4,168 for both periods presented, and deferred tax assets of $7,359 and $7,277 as of December 31, 2010 and June 30, 2010, respectively.
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
     The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction were recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction were expensed as incurred. The transaction and restructuring costs did not have a material impact on the Company’s consolidated results of operations or cash flows. Pro forma information has not been presented because the results of Soft Sight were not material to the Company’s results of operations for fiscal 2010. The Company launched a line of embroidered products to customers in fiscal 2011.

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
7. Long-Term Debt
     During the three months ended December 31, 2010, the final balloon payment on the Company’s amended Canadian credit agreement became due and was paid in full in the amount of $4,667. The Company had no remaining long-term debt obligations outstanding as of December 31, 2010.
8. Accrued Expenses
     Accrued expenses included the following:

	December 31,	June 30,
	2010	2010
Advertising costs	$22,311	$17,627
Compensation costs	19,762	16,263
Income and indirect taxes	15,832	12,403
Shipping costs	3,869	2,351
Professional costs	1,670	2,475
Purchases of property, plant and equipment	1,014	7,129
Other	8,748	7,361

Total accrued expenses	$73,206	$65,609

9. Commitments and Contingencies
Purchase Commitments
     At December 31, 2010, the Company had unrecorded commitments under contract for site development and construction of its Jamaican customer service, sales and design support center of approximately $1,978, and to purchase production equipment for our Canadian and Australian production facilities of approximately $655 and $558, respectively.
Legal Proceedings
     On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry of a preliminary and permanent injunction, and damages. The Company is unable to express an opinion as to its likely outcome and cannot reasonably estimate a potential range of loss.
     On June 26, 2009, the Company and sixteen other companies were named as defendants in a complaint for patent infringement by Soverain Software LLC in the United States District Court for the Eastern District of Texas. In October 2010, the Company entered into a settlement agreement with Soverain, under which Soverain agreed to dismiss its lawsuit. The settlement was accounted for as a recognized subsequent event for purposes of our financial statements as of September 30, 2010 and was paid during the three months ended December 31, 2010.
     The Company is not currently party to any other material legal proceedings. The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the Company cannot predict with certainty the results of litigation and claims, it does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal proceedings previously disclosed in the Company’s SEC filings may not be presented in its Form 10-Q, to the extent such matters are no longer believed to be material or have not had significant activity during the period. Legal costs are expensed as incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated income and revenue growth rates, future profitability and market share, new and expanded products and services, geographic expansion and planned capital expenditures. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
     For the three and six months ended December 31, 2010, we reported 20% and 19% revenue growth over the same prior year periods to revenue of $234.1 million and $404.6 million, respectively. Constant-currency revenue growth was 23% and 22%, respectively, for these periods. Diluted earnings per share (“EPS”) grew 27% and 11% for the three and six months ended December 31, 2010 over the same prior year periods to $0.75 and $0.99, respectively. Our second quarter has historically been our strongest revenue and earnings period during the course of a fiscal year, due to the sale of seasonal products such as holiday cards and calendars. This typical seasonality was a significant driver of our stronger earnings performance in the second quarter compared to the first quarter of fiscal 2011. Revenue from seasonal products, which was a material portion of our total revenue in the second quarter of 2011, does not repeat during other quarters of the fiscal year although we do benefit from the higher rate of new customers acquired during the holiday season. We manage our business against annual targets, and believe investors should analyze our performance that way as well.
     We focus on the following target markets:
“All Things Marketing” for Micro Businesses
     Our long-term goal is to become the leading online provider of micro business marketing solutions for businesses with fewer than ten employees. We believe that the strength of our solution gives us the opportunity not only to capture an increasing share of the existing printing needs in our targeted markets, but also to address other marketing services demand by making available to our customers cost-effective solutions to grow their businesses. Examples of these other solutions include customized apparel, signage, promotional products, websites, graphic design and on-line marketing.
     We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we intend to increase the amount of money our customers spend with us each year. During fiscal 2010, we added personalized notebooks, mugs, on-line search profiles, new business card options, ladies’ t-shirts, stickers, mailing labels and other offerings. We also acquired Soft Sight to support future entry into the custom embroidered product market. During the six months ended December 31, 2010, we launched engraved pens, extra-large banners and several electronic services products or enhancements, including blogs, a search engine optimization tool for website customers, and personalized email domain names. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer service, sales and design support, and our value proposition, we seek to increase the number of products purchased by each customer.
Expanded Geographic Reach
     For the six months ended December 31, 2010, revenue generated from our North American, European and Asia-Pacific segments accounted for approximately 54%, 41% and 5% of our total revenue, respectively. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We have a European marketing office in Barcelona, Spain that focuses on our European growth initiatives. We completed construction of a production facility near Melbourne, Australia and launched a marketing office in Sydney, Australia in June 2010 to better support our business and customers in Australia, New Zealand, Japan, Singapore, and South Korea. In addition, in fiscal 2010 we opened two new design, sales and services centers that support European customers (one in Tunis, Tunisia, and the other in Berlin, Germany). We intend to further extend our geographic reach by continuing to introduce localized websites in different countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets.
Home and Family
     Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards and apparel. We intend to add new products and services targeted at the home and family market. We believe that the economies of scale provided by cross selling these products to our extensive micro business customer base, our large production order volumes and integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business.
Recent Developments
     Although our revenue has continued to grow year over year, our revenue growth rate has declined recently, and we have a near and mid-term objective to stem this growth rate decline. One component of our plan to do so is the management and organization structure which we announced on October 28, 2010. This reorganization resulted in the creation of the roles of Chief Customer Officer and Chief Operating Officer, the promotion of two executive officers who will lead the North American and European business units, and a broad series of promotions, organizational changes, and the evolution of our reporting structure in our marketing, manufacturing and technology organizations. The new structure is designed in light of the current size and complexity of our business, with the objectives of improving value to our customers, increasing our competitive advantage through manufacturing excellence, and developing leadership talent throughout our business.
     On November 4, 2010, our Supervisory Board authorized the repurchase of up to $160 million of our outstanding ordinary shares in open market or privately negotiated transactions. The terms of the repurchase program are described further in Item 2 of Part 2 of this Report. During the three months ended December 31, 2010, we repurchased 1,294,081 of our ordinary shares for a total cost of $55.5 million funded by working capital.
     On November 18, 2010, we announced Michael Giannetto’s decision to resign as Chief Financial Officer and the appointment of Ernst Teunissen as Executive Vice President and Chief Financial Officer effective March 1, 2011. Mr. Giannetto will remain employed by Vistaprint as an Executive Vice President through June 30, 2011. There were no significant charges related to this transition.
Results of Operations
     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.7%	34.9%	35.0%	35.5%
Technology and development expense	9.5%	10.5%	11.2%	11.2%
Marketing and selling expense	32.7%	30.8%	33.2%	31.4%
General and administrative expense	7.8%	8.0%	8.1%	8.6%

Income from operations	16.3%	15.8%	12.5%	13.3%
Interest income	0.0%	0.0%	0.0%	0.1%
Other expense, net	0.1%	0.4%	0.1%	0.2%
Interest expense	0.0%	0.1%	0.0%	0.2%

Income before income taxes	16.2%	15.3%	12.4%	13.0%

Income tax provision	1.7%	1.5%	1.3%	1.2%

Net income	14.5%	13.8%	11.1%	11.8%

Comparison of the Three and Six Month Periods Ended December 31, 2010 and 2009

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			2010-2009			2010-2009
	2010	2009	% Change	2010	2009	% Change
Revenue	$234,064	$194,612	20%	$404,551	$339,703	19%
Cost of revenue	$78,834	$67,876	16%	$141,667	$120,741	17%
% of revenue	33.7%	34.9%		35.0%	35.5%
Revenue
     We generate revenue primarily from the sale and shipment of customized manufactured products, as well as certain electronic services, such as website design and hosting and email marketing services. We also generate a small percentage of our revenue from third-party offerings, which represented less than 1% of total revenue for the three and six months ended December 31, 2010. During the quarter ended December 31, 2009, we eliminated the third-party membership discount program previously offered on our websites and terminated our relationship with our supplier for these programs.
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
     Total revenue for the three months ended December 31, 2010 increased 20% to $234.1 million from the three months ended December 31, 2009, due to increases in sales across our product and service offerings, as well as across all geographies. Revenue in each second fiscal quarter included a favorable impact from increased seasonal product sales. The overall growth during this period was driven by increases in website sessions, which grew by 8.9% to 87.7 million, and conversion rates, which grew by 90 basis points to 7.5%. These increases were partially offset by a decrease in average order value, which declined by 1.3% to $36.17, and referral fee revenue from membership discount programs, which was $1.8 million for the three months ended December 31, 2009, but zero for the three months ended December 31, 2010 as a result of the termination in the second quarter of fiscal 2010 of the third-party membership discount programs previously offered on our websites. In addition, the stronger U.S. dollar negatively impacted our revenue growth by an estimated 300 basis points in the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.
     Bookings from repeat customers accounted for 67% of total bookings for the three months ended December 31, 2010 as compared to 66% of total bookings for the three months ended December 31, 2009.
     Total revenue for the six months ended December 31, 2010 increased 19% to $404.6 million from the six months ended December 31, 2009, due to increases in sales across our product and service offerings, as well as across all geographies. Revenue in each second fiscal quarter included a favorable impact from increased seasonal product sales. The overall growth during this period was driven by increases in website sessions, which grew by 7.6% to 156.6 million and conversion rates, which grew by 90 basis points to 7.4%. These increases were partially offset by a decrease in average order value, which declined by 0.1% to $35.53, and referral fee revenue from membership discount programs, which was $5.2 million for the six months ended December 31, 2009, but zero for the six months ended December 31, 2010 as a result of the termination in the second quarter of fiscal 2010 of the third-party membership discount programs previously offered on our websites. In addition, the stronger U.S. dollar negatively impacted our revenue growth by an estimated 300 basis points in the six months ended December 31, 2010, as compared to the six months ended December 31, 2009.
     Bookings from repeat customers accounted for 67% of total bookings for the six months ended December 31, 2010 as compared to 66% of total bookings for the six months ended December 31, 2009.
     Total revenue by geographic segment for the three and six months ended December 31, 2010 and 2009 are shown in the following tables:

					Constant
	Three Months Ended				Currency
	December 31,			Currency	Revenue
	2010	2009	% Change	Impact	Growth(1)
North America (2)	$116,697	$100,185	16%	—%	16%
Europe	105,285	86,623	22%	8%	30%
Asia-Pacific	12,082	7,804	55%	(12)%	43%

	$234,064	$194,612	20%	3%	23%

					Constant
	Six Months Ended				Currency
	December 31,			Currency	Revenue
	2010	2009	% Change	Impact	Growth(1)
North America (2)	$218,009	$187,889	16%	—%	16%
Europe	166,274	138,484	20%	9%	29%
Asia-Pacific	20,268	13,330	52%	(12)%	40%

	$404,551	$339,703	19%	3%	22%

(1)	Constant currency revenue growth, a non-GAAP financial measure, measures the change in total revenue between current and prior year periods at constant currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

(2)	Includes referral fee revenue from membership discount programs of $0 for the three and six months ended December 31, 2010, and $1.8 million and $5.2 million, respectively for the three and six months ended December 31, 2009.
Cost of revenue
     Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of electronic service offerings, shipping and postage costs, third-party production costs, and other miscellaneous related costs of products sold by us.
     The increase in cost of revenue for the three and six months ended December 31, 2010 compared to the same periods in fiscal 2010 was primarily attributable to the production costs associated with the increased volume of product shipments during the current year period. The decrease in the cost of revenue as a percentage of total revenue for the three and six months ended December 31, 2010 compared to the same periods in fiscal 2010 was primarily attributable to productivity improvements at our manufacturing locations, higher overhead absorption resulting from increased seasonal product sales, improved pricing agreements in relation to shipping costs, and shifts in product mix including an increase in sales of digital services. These improvements were partially offset by a decrease in referral revenue. The strengthening of the Canadian dollar, which negatively impacted the raw material and labor costs of our Canadian production operations, was offset by the positive impact on revenue from the change in European currencies, which benefited cost of revenue as a percentage of revenue.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			2010-2009			2010-2009
	2010	2009	% Change	2010	2009	% Change
Technology and development expense	$22,287	$20,497	9%	$45,494	$38,169	19%
% of revenue	9.5%	10.5%		11.2%	11.2%
Marketing and selling expense	$76,411	$60,013	27%	$133,944	$106,545	26%
% of revenue	32.7%	30.8%		33.2%	31.4%
General and administrative expense	$18,347	$15,500	18%	$32,928	$29,116	13%
% of revenue	7.8%	8.0%		8.1%	8.6%
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

     The increase in our technology and development expenses of $1.8 million for the three months ended December 31, 2010 as compared to the same period in fiscal 2010 was primarily due to increased payroll, benefits and facility-related costs of $1.7 million associated with increased headcount in our technology development and information technology support organizations. The increase in our technology and development expenses of $7.3 million for the six months ended December 31, 2010 as compared to the same period in fiscal 2010 was primarily due to increased payroll, benefits and facility-related costs of $3.8 million associated with increased headcount in our technology development and information technology support organizations. At December 31, 2010, we employed 387 employees in these organizations compared to 330 employees at December 31, 2009. In addition, during the six months ended December 31, 2010, we continued to invest in our website infrastructure, which resulted in increased depreciation, hosting services expense and other website related expenses of $3.5 million. Other website related expenses include the impact of a legal settlement of a patent claim offset by expense related to the abandonment of certain acquired intangible assets recorded in conjunction with the Soft Sight acquisition in the prior year.
Marketing and selling expense
     Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; and third-party payment processor and credit card fees.
     The increase in our marketing and selling expenses of $16.4 million for the three months ended December 31, 2010 as compared to the same period in fiscal 2010 was driven primarily by increases of $12.8 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll, benefits and facility-related costs of $2.9 million. The increase in our marketing and selling expenses of $27.4 million for the six months ended December 31, 2010 as compared to the same period in 2009 was driven primarily by increases of $19.8 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll, benefits and facility-related costs of $6.1 million. We continue to expand our marketing organization and our customer service, sales and design support centers and at December 31, 2010, we employed 917 employees in these organizations compared to 737 employees at December 31, 2009. In addition, payment processing fees paid to third parties increased by $1.2 million and $1.7 million during the three and six months ended December 31, 2010, respectively, as compared to the same periods in fiscal 2010 due to increased order volumes.
General and administrative expense
     General and administrative expense consists primarily of general corporate costs, including third-party professional fees and payroll and related expenses of employees involved in executive management, finance, legal, and human resources. Third-party professional fees include finance, legal, human resources, and insurance.
     The increase in our general and administrative expenses of $2.8 million for the three months ended December 31, 2010 as compared to the same period in fiscal 2010 was primarily due to increased payroll, benefit and facility-related costs of $3.7 million resulting from the continued growth and change of our executive management, finance, legal and human resource organizations to support our expansion and growth. The increase in our general and administrative expenses of $3.8 million for the six months ended December 31, 2010 as compared to the same period in fiscal 2010 was primarily due to increased payroll, benefit and facility-related costs of $6.0 million resulting from the continued growth of our executive management, finance, legal and human resource organizations to support our expansion and growth. Both the three and six months ended December 31, 2010 includes a share-based compensation charge of $1.0 million related to the reorganization of our business announced in October 2010. This charge involved the accelerated vesting of restricted share units (“RSUs”) and was not related to executive officers or the announced CFO transition. At December 31, 2010, we employed 211 employees in these organizations compared to 161 employees at December 31, 2009. These increases were offset by decreased third-party professional fees of $1.1 million and $2.3 million for the three and six months ended December 31, 2010, respectively, as compared to the same periods in fiscal 2010 due to the completion of our change of domicile to the Netherlands in fiscal 2010 and decreased costs of ongoing litigation and other general and administrative activities.
Other expense, net
     Other expense, net, which primarily consists of gains and losses from currency transactions or revaluation, decreased to $0.3 million for the three months ended December 31, 2010 as compared to $0.8 million for the same period in fiscal 2010. Other expense, net, decreased to $0.5 million for the six months ended December 31, 2010 as compared to $0.6 million for the same period in fiscal 2010. Increases and decreases in other expense, net are due to changes in currency exchange rates on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Interest expense
     Interest expense, which consists of interest and penalties, if any, paid to financial institutions on outstanding balances on our credit facilities, decreased to $0.1 million for the three months ended December 31, 2010 as compared to $0.2 million for the same period in fiscal 2010. Interest expense decreased to $0.2 million for the six months ended December 31, 2010 as compared to $0.5 million for the same period in fiscal 2010. The decrease in interest expense from the prior-year periods was due to a decrease in the outstanding principal on our bank loans. In addition, we incurred $0.1 million in prepayment penalties during the six months ended December 31, 2009 as a result of the early repayment of $5.9 million of our euro revolving credit agreement.
Income tax provision

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income tax provision	$3,923	$2,875	$5,215	$4,240
Effective tax rate	10.3%	9.6%	10.4%	9.6%
     Income tax expense increased to $3.9 million for the three months ended December 31, 2010 as compared to $2.9 million for the same period in 2009. Income tax expense increased to $5.2 million for the six months ended December 31, 2010 as compared to $4.2 million for the same period in 2009. The increase in the effective tax rate for the three and six months ended December 31, 2010 as compared to the same periods in 2009 is primarily attributable to changes in our geographic earnings mix, offset favorably by the retroactive renewal of the U.S. federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 enacted in the quarter ended December 31, 2010.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

	Six Months Ended
	December 31,
	2010	2009
Capital expenditures	$(24,978)	$(50,948)
Capitalization of software and website development costs	(3,088)	(3,147)
Business acquisition, net of cash acquired	—	(6,496)
Depreciation and amortization	24,954	21,303
Cash flows provided by operating activities	92,677	90,346
Cash flows used in investing activities	(23,042)	(60,491)
Cash flows used in financing activities	(60,955)	(4,841)
     At December 31, 2010, we had $173.1 million of cash and cash equivalents primarily consisting of money market funds. During the three and six months ended December 31, 2010, we financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.
     We currently plan to spend approximately $20.0 million to $30.0 million on capital expenditures during the remainder of fiscal 2011, which represents a decrease of 40% to 60% from fiscal 2010 primarily due to the expansion of our Windsor production facility and construction of our Australian production facility in the prior year period. We may also use our cash, cash equivalents, and cash flow generated from operations to repurchase our ordinary shares pursuant to our publicly announced share repurchase program, of which there remains $104.6 million approved for repurchase.
     Operating Activities. Cash provided by operating activities in the six months ended December 31, 2010 was $92.7 million and consisted of net income of $44.8 million, positive adjustments for non-cash items of $36.4 million and $11.5 million provided by working capital and other activities. Adjustments for non-cash items included $25.0 million of depreciation and amortization expense on property and equipment and software and website development costs, $11.6 million of share-based compensation expense, and $0.3 million of other adjustments, offset by $0.3 million of tax benefits derived from share-based compensation awards and $0.1 million of deferred taxes. The change in working capital and other activities primarily consisted of an increase of $14.3 million in accrued expenses and other liabilities, and a decrease of $0.3 million in prepaid expenses and other assets, offset by an increase in inventory of $2.0 million, an increase of $0.8 million in accounts receivable, and a decrease of $0.4 million in accounts payable. The increase in accrued expenses and other liabilities is driven primarily by increases in accrued marketing expenses of $4.7 million, increases in accrued payroll and benefit costs of $3.5 million, increases in tax liabilities including value-added taxes of $3.4 million related to indirect taxes to be remitted on sales, and increases in accrued shipping expenses of $1.5 million.
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
     Investing Activities. Cash used in investing activities in the six months ended December 31, 2010 of $23.0 million consisted primarily of capital expenditures of $25.0 million, capitalized software and website development costs of $3.1 million, and purchases of intangible assets of $0.1 million, offset by $5.1 million of investment maturities and redemptions. Capital expenditures of $12.9 million were related to the purchase of manufacturing and automation equipment for our production facilities, $7.3 million were related to the purchase of land and facilities, and $4.8 million were related to purchases of other assets including information technology infrastructure and office equipment.
     Cash used in investing activities in the six months ended December 31, 2009 of $60.5 million consisted primarily of capital expenditures of $50.9 million, the purchase of Soft Sight, Inc., net of cash acquired, for $6.5 million, capitalized software and website development costs of $3.1 million, partially offset by $0.1 million of investment maturities. Capital expenditures of $29.5 million were related to the purchase of land and facilities, $14.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $7.4 million were related to purchases of other assets including information technology infrastructure and office equipment.
     Financing Activities. Cash used in financing activities in the six months ended December 31, 2010 of $61.0 million was primarily attributable to the use of $55.5 million for the repurchase of 1,294,081 of our ordinary shares, payments in connection with our loan facilities of $5.2 million, which included the final balloon payment on our amended Canadian credit agreement, and $2.4 million to pay minimum withholding taxes related to ordinary shares withheld on vested RSUs. These uses were partially offset by proceeds from the issuance of ordinary shares pursuant to share option exercises of $1.8 million and tax benefits derived from share-based compensation awards of $0.3 million.
     Cash used in financing activities in the six months ended December 31, 2009 of $4.8 million was primarily attributable to payments in connection with our loan facilities of $13.1 million, including payment of the remaining principal balance of the euro revolving credit agreement in the Company’s Dutch subsidiary in the amount of $5.9 million and the final balloon payment on our original Canadian credit facility of $6.0 million. We also used $2.7 million to pay minimum withholding taxes related to ordinary shares withheld on vested RSUs. This has been partially offset by proceeds from the issuance of ordinary shares pursuant to share option exercises of $8.1 million and tax benefits derived from share-based compensation awards of $2.9 million.

Contractual Obligations
     Contractual obligations at December 31, 2010 were as follows:

	Payments Due by Period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$43,392	$7,690	$13,350	$13,427	$8,925

Total	$43,392	$7,690	$13,350	$13,427	$8,925

     Long-Term Debt. During the three months ended December 31, 2010, we paid the remaining balance of our amended Canadian credit agreement. There are no remaining long-term debt obligations outstanding as of December 31, 2010.
     Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.
     Purchase Commitments. At December 31, 2010, we had unrecorded commitments under contract for site development and construction of our Jamaican customer service, sales and design support center of approximately $2.0 million, and to purchase production equipment for our Canadian and Australian production facilities of approximately $0.7 million and $0.6 million, respectively.
Recently Issued and Adopted Accounting Pronouncements
     For a discussion of recently issued and adopted accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the six months ended December 31, 2010 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and marketable securities that at December 31, 2010 consisted of money market funds, certificates of deposit, corporate debt securities, U.S government and agency securities, and a long-term investment in a municipal auction rate security. These cash equivalents and marketable securities are held for working capital purposes and we do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk. A hypothetical 1% increase in interest rates would have resulted in an immaterial decrease in the fair values of our investments at December 31, 2010.
     Currency Exchange Rate Risk. As we conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar as follows:

•	Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income.

•	Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $0.2 million and $0.4 million on our income before income taxes for the three months ended December 31, 2010 and 2009, respectively.

•	Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.
     Foreign currency transaction losses included in other expense, net for the three months ended December 31, 2010 and 2009, were $0.3 million and $0.8 million, respectively. Foreign currency transaction losses included in other expense, net were $0.5 million and $0.6 million for the six months ended December 31, 2010 and 2009, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     There were no changes in our internal control over financial reporting (as defined in the SEC’s rules) during the fiscal quarter ended December 31, 2010 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information required by this item is incorporated by reference to the information set forth in Note 9 “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
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
     Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, telesales, direct mail, and advertising banners and other links on third parties’ websites directing customers to our websites. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain effective means of reaching micro businesses and home and family customers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced, and our business and results of operations would be harmed.
Purchasers of micro business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.
     The online market for micro business marketing products and services is less developed than the online market for other business and home and family products. If this market does not gain or maintain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased printed products and graphic design services through traditional printing operations and graphic design businesses or who have produced graphic design and printed products using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:
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
     A primary component of our business strategy is the continued promotion and strengthening of the Vistaprint brand in order to attract new and repeat customers to our websites. In addition to the challenges posed by establishing and promoting our brand among the many businesses that promote products and services on the Internet, we face significant competition from graphic design and printing companies marketing to micro businesses who also seek to establish strong brands. If we are unable to successfully promote the Vistaprint brand, we may fail to increase our revenues. Customer awareness of our brand and its perceived value depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. Underperformance of significant future branding efforts could materially damage our financial results.
     A component of our brand promotion strategy is establishing a relationship of trust with our customers by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development, design and technology, graphic design operations, production operations, and customer service operations. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation would be harmed, and our efforts to develop Vistaprint as a trusted brand would be adversely impacted. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.
Our quarterly financial results will often fluctuate, which may lead to volatility in our share price.
     Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. In particular, we often make additional discretionary investments in line with our stated financial strategy of targeting annual, rather than quarterly, EPS objectives, which can lead to fluctuations in our quarterly results. For example, if our earnings during the first two quarters of our fiscal year are higher than expected, we will often increase our investments in our business in the second half of the fiscal year, which may lead to earnings that are lower than our investors may expect for that period. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:
•	seasonality-driven or other variations in the demand for our products and services;

•	currency fluctuations, which affect our revenues and costs;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and encourage repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production and fulfillment operations;

•	costs to produce our products and provide our services;

•	our pricing and marketing strategies and those of our competitors;

•	improvements in the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to agreements entered into with our executives and employees;

•	costs and charges resulting from litigation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.
     We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases and personnel costs, are relatively fixed, and we may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Based on the factors cited above, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely fall.
Seasonal fluctuations in our business place a strain on our operations and resources.
     Our second fiscal quarter includes the majority of the holiday shopping season and has become our strongest quarter for sales of home and family products such as holiday cards, calendars and personalized gifts. In the fiscal year ended June 30, 2010, sales during our second fiscal quarter accounted for more of our revenue and earnings than any other quarter, and we believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.
A significant portion of our revenues and operations are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk.
     We are exposed to fluctuations in currency exchange rates that may impact the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange rates are unfavorable with respect to the U.S. dollar, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished. As we have expanded and continue to expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations has increased and we expect will continue to increase. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations.
If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our results of operations may suffer.
     We have developed products and services and implemented marketing strategies designed to attract micro business owners and consumers to our websites and encourage them to purchase our products and services. We believe we need to address additional markets and attract new customers to further grow our business. To access new markets and customers, we expect that we will need to develop, market and sell new products and services, expand our marketing and sales channels, expand our business and operations geographically by introducing localized websites in different countries, and develop new strategic relationships, such as co-branded or strategic partner-branded websites and retail in-store offerings. Any failure in these areas could harm our business, financial condition and results of operations.
If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.
     In recent years, our number of employees has grown rapidly, and within the last year we have added new production facilities and offices in diverse geographies, including Australia, Germany, Hong Kong and India. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We expect the number of countries and facilities from which we operate to continue to increase in the future.

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
     We operate production facilities or offices in Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. We have localized websites to serve many markets internationally. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:
•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	interpretation of complex tax laws, treaties and regulations that could expose us to unanticipated taxes on our income and increase our effective tax rate;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	disruptions or cessation of important components of our international supply chain;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.
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
Interruptions to our website operations, information technology systems, supply chain, production processes or customer service operations for any reason could damage our reputation and brand and substantially harm our business and results of operations.
     The satisfactory performance, reliability, security and availability of our websites, transaction processing systems, network infrastructure, supply chain, production facilities and customer service operations are critical to our reputation and to our ability to attract and retain customers and to maintain adequate customer service levels. Expanding our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our revenues will increase. Any interruptions that cause any of our websites to be unavailable, reduce our order fulfillment performance or interfere with customer service operations could result in lost revenue and negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. A number of factors or events could cause interruptions or interference in our websites or operations, including:
•	human error, software errors, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, and other similar events. In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service and design service operations, are subject to a high degree of hurricane risk and extreme weather conditions.

•	undetected errors or design faults in our technology, infrastructure and processes that may cause our websites to fail. We occasionally experience delays in website updates and customer dissatisfaction during the period required to correct errors and design faults in our websites, which sometimes causes us to lose revenue.

•	our failure to maintain adequate capacity in our computer systems to cope with the high volume of visits to our websites, particularly during promotional campaign periods and in the seasonal peak in demand that we experience in our second fiscal quarter.
     We do not presently have redundant systems operational in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Although we carry business interruption insurance, these policies do not address all potential causes of business interruptions we may experience, and any proceeds we may receive may not fully compensate us for all of the revenue we may lose.
We face intense competition.
     The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We expect competition for online small business marketing and home and family custom products and services to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:
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
     Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given sub-set of our business, existing customer and supplier relationships, or significantly greater financial, marketing and other resources. Many of our competitors work together. For example, Taylor Corporation sells printed products through office superstores such as Staples and Office Depot.
     Some of our competitors that either already have an online presence or are seeking to establish an online presence may be able to devote substantially more resources to website and systems development than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with online competitors as use of the Internet and other online services increases. Competitors may also develop new or enhanced products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and results of operations.
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
     Online commerce and communications depend on the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers’ credit card accounts directly, and we retain our customers’ credit card information for a period of time that varies depending on the services we provide to each customer. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of our network or the technology that we use to protect our network and our customer transaction data including credit card information. Any such compromise of our network or our security could damage our reputation and brand and expose us to losses, litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.
     In addition, we may be liable for fraudulent credit card transactions conducted on our websites, such as through the use of stolen credit card numbers. To date, quarterly losses from credit card fraud have not exceeded 1% of total revenues in any quarter, but we continue to face the risk of significant losses from this type of fraud. Although we seek to maintain insurance to cover us against this risk, we cannot be certain that our coverage will be adequate to cover liabilities actually incurred as a result of such fraud or that insurance will continue to be available to us on economically reasonable terms, or at all. Our failure to limit fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

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
     Search engines revise their algorithms from time to time in an attempt to optimize their search result listings and to maximize the advertising revenue generated by those listings. If the search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. This could reduce our operating and net income or our revenues, prevent us from maintaining or increasing profitability and harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline, and our business may suffer. The cost of purchased search listing advertising could increase as demand for these channels continues to grow quickly, and further increases could have negative effects on our ability to maintain or increase profitability. In addition, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. Courts do not always side with the trademark owners in cases involving search engines, and Google has refused to prevent companies from purchasing search results that use the trademark “Vistaprint.” As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “Vistaprint” on search engines.
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
     We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, and any of our executives may cease their employment with us at any time with minimal advance notice. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.
Acquisitions may be disruptive to our business.
     Our business and our customer base have been built primarily through organic growth. However, from time to time we may selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share, such as our acquisition of Soft Sight, Inc. in December 2009. We have very limited experience making acquisitions. Integrating any newly acquired businesses, technologies or services may be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.
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
The United States government may substantially increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business by impeding our shipments into the United States from our Canadian manufacturing facility.
     For the three and six months ended December 31, 2010, we derived 47% and 51%, respectively, of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

     In the future, the United States could impose further border controls and restrictions, interpret or apply regulations in a manner unfavorable to the importation of products from outside of the U.S., impose quotas, tariffs or import duties, increase the documentation requirements applicable to cross border shipments or take other actions that have the effect of restricting the flow of goods from Canada and other countries to the United States. For example, if there were a serious threat to U.S. security, such as war or an attack on the United States, the U.S. government could shut down the U.S.-Canadian border for an extended period of time, impose policies that would result in significant Canadian export delays or otherwise disrupt our North American business operations. If we experienced greater difficulty or delays shipping products into the United States or were foreclosed from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.
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
     From time to time, we have filed lawsuits to enforce or protect our intellectual property rights, and lawsuits have been filed against us for alleged infringement of other parties’ intellectual property rights.
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
The third party membership programs previously offered on our website may continue to draw customer complaints, litigation and governmental inquiries, which can be costly and could hurt our reputation.
     During each of the last three fiscal years, we generated a small portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers were for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we received a payment from a third party merchant for every customer that accepted the promotion. Some of these third party membership discount programs have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. Similarly, in May 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation, announced that the Commerce Committee was investigating membership discount programs marketed by third party merchants Vertrue, Inc., Webloyalty.com, Inc. and Affinion Group, Inc. through e-commerce retailers, and in December 2010 U.S. Congress passed legislation introduced by the Commerce Committee that regulates certain aspects of the membership programs. From time to time we have received complaints from our customers and inquiries by state attorneys general and government agencies regarding the membership discount programs previously offered on our websites. Although we removed all such membership discount program offerings from our websites as of November 2009 and terminated our relationship with the third party merchant responsible for these programs, we have continued to receive complaints and inquiries about these programs.
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

We face judicial and regulatory challenges to our practice of offering free products and services, which, if successful, could hinder our ability to attract customers and generate revenue.
     We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—our customers, competitors, governmental regulators and others in Europe, the United States and other countries have in the past complained and filed claims with governmental and standards bodies that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints and claims in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.
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
     We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and its subsidiaries. These agreements establish transfer prices for production, marketing, management, technology development and other services performed by these subsidiaries for other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm’s length. With the exception of the transfer pricing arrangements applicable to our Dutch, French and Australian operations, our transfer pricing arrangements are not binding on applicable tax authorities and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.
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
     A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. In November 2010, our Supervisory Board authorized a share repurchase program under which we may periodically repurchase our ordinary shares. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares pursuant to certain stock awards and other potential uses. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital for Dutch tax purposes and the redemption price.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 9, 2010, we announced that our Supervisory Board had authorized a repurchase of up to an aggregate of $160.0 million of our ordinary shares in open market or privately negotiated transactions. The timing and amount of any shares repurchased have been and will continue to be determined by our management based on its evaluation of market conditions and other factors and the purchase parameters set by our shareholders and Supervisory Board. The share repurchase authorization from our Supervisory Board expires on May 4, 2012, but we may suspend or discontinue our repurchase program at any time.
     The following table outlines the purchases of our ordinary shares during the three months ended December 31, 2010:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
	Total Number	Average	Part of a Publicly	Shares that May
	of Shares	Price Paid	Announced	Yet be Purchased
	Purchased	Per Share (1)	Program	Under the Program
October 1, 2010 through October 31, 2010	—	$—	—	$—
November 1, 2010 through November 30, 2010	377,861	$40.72	377,861	$144,621,860
December 1, 2010 through December 31, 2010	916,220	$43.73	916,220	$104,574,240

Total	1,294,081	$42.86	1,294,081

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.
ITEM 6. EXHIBITS
     We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 28, 2011

VISTAPRINT N.V.
By:	/s/ Michael Giannetto
Michael Giannetto
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1*	Assignment Extension Agreement dated November 15, 2010 between Vistaprint and Nicholas Ruotolo

10.2*	Transition Agreement dated December 23, 2010 among Vistaprint N.V., Vistaprint USA, Incorporated and Michael Giannetto

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101	The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.