Form 10-Q
period 2011-03-31
VISTAPRINT N.V.
filed 2011-04-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 22, 2011, there were outstanding 43,004,859 ordinary shares of the registrant, par value €.01 per share.

FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4: Controls and Procedures	23

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	24

ITEM 1A: Risk Factors	24

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 6: Exhibits	38

Signatures	39
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	March 31,	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$208,065	$162,727
Marketable securities	—	9,604
Accounts receivable, net of allowances of $90 and $53, respectively	11,754	9,389
Inventory	8,445	6,223
Prepaid expenses and other current assets	16,968	15,059

Total current assets	245,232	203,002
Property, plant and equipment, net	260,220	249,961
Software and website development costs, net	6,041	6,426
Deferred tax assets	6,998	7,277
Other assets	10,753	11,223

Total assets	$529,244	$477,889

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,114	$16,664
Accrued expenses	68,640	65,609
Deferred revenue	7,672	4,138
Current portion of long-term debt	—	5,222

Total current liabilities	93,426	91,633
Deferred tax liabilities	2,994	3,151
Other liabilities	7,854	6,991

Total liabilities	104,274	101,775

Commitments and contingencies (Note 9)
Shareholders’ equity :
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 and 49,891,244 shares issued and 42,995,043 and 43,855,164 shares outstanding, respectively	699	698
Treasury shares, at cost, 6,955,246 and 6,036,080 shares, respectively	(86,052)	(29,637)
Additional paid-in capital	267,777	249,153
Retained earnings	234,237	166,525
Accumulated other comprehensive income (loss)	8,309	(10,625)

Total shareholders’ equity	424,970	376,114

Total liabilities and shareholders’ equity	$529,244	$477,889

See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue	$203,667	$166,029	$608,218	$505,732
Cost of revenue (1)	70,738	59,659	212,405	180,400
Technology and development expense (1)	22,766	19,601	68,260	57,770
Marketing and selling expense (1)	66,602	54,530	200,546	161,076
General and administrative expense (1)	17,998	14,427	50,926	43,543

Income from operations	25,563	17,812	76,081	62,943
Interest income	129	113	320	327
Other expense, net	532	14	1,035	648
Interest expense	—	123	196	670

Income before income taxes	25,160	17,788	75,170	61,952
Income tax provision	2,243	1,621	7,458	5,861

Net income	$22,917	$16,167	$67,712	$56,091

Basic net income per share	$0.53	$0.37	$1.55	$1.30

Diluted net income per share	$0.51	$0.35	$1.50	$1.24

Weighted average shares outstanding — basic	42,851,295	43,569,607	43,563,447	43,234,283

Weighted average shares outstanding — diluted	44,521,585	45,661,139	45,037,863	45,265,012

(1)	Share-based compensation cost is allocated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of revenue	$161	$186	$561	$633
Technology and development expense	1,035	1,307	3,275	4,581
Marketing and selling expense	917	1,161	3,051	3,781
General and administrative expense	3,004	2,489	9,825	7,905
See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$67,712	$56,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,701	32,702
Abandonment of acquired intangible assets	—	920
Loss on sale, disposal, or impairment of long-lived assets	154	131
Amortization of premiums and discounts on marketable securities	163	45
Share-based compensation expense	16,712	16,900
Tax benefits derived from share-based compensation awards	(1,550)	(4,877)
Deferred taxes	1,004	(50)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(1,943)	(4,584)
Inventory	(1,665)	(1,656)
Prepaid expenses and other assets	3,216	1,527
Accounts payable	(396)	5,991
Accrued expenses and other liabilities	5,219	20,030

Net cash provided by operating activities	126,327	123,170

Investing activities
Purchases of property, plant and equipment	(29,224)	(73,828)
Proceeds from sale of equipment	—	177
Business acquisition, net of cash acquired	—	(6,496)
Purchases of marketable securities	—	(9,804)
Maturities and redemptions of marketable securities	9,570	100
Purchases of intangible assets	(148)	—
Capitalization of software and website development costs	(4,656)	(4,804)

Net cash used in investing activities	(24,458)	(94,655)

Financing activities
Repayments of long-term debt	(5,222)	(13,514)
Payments of withholding taxes in connection with vesting of restricted share units	(4,102)	(4,366)
Repurchases of ordinary shares	(56,935)	—
Tax benefits derived from share-based compensation awards	1,550	4,877
Proceeds from issuance of shares	5,202	13,407

Net cash (used in) provided by financing activities	(59,507)	404

Effect of exchange rate changes on cash	2,976	(322)

Net increase in cash and cash equivalents	45,338	28,597
Cash and cash equivalents at beginning of period	162,727	133,988

Cash and cash equivalents at end of period	$208,065	$162,585

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other period. The condensed consolidated balance sheet at June 30, 2010 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
Treasury Shares
     Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. During the nine months ended March 31, 2011, the Company repurchased 1,326,933 of its ordinary shares for a total cost of $56,935, inclusive of transaction costs, in connection with the Company’s publicly announced share repurchase program authorized by the Company’s Supervisory Board on November 4, 2010.

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
     The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average shares outstanding, basic	42,851,295	43,569,607	43,563,447	43,234,283
Weighted average shares issuable upon exercise / vesting of outstanding share options/RSUs	1,670,290	2,091,532	1,474,416	2,030,729

Shares used in computing diluted net income per share	44,521,585	45,661,139	45,037,863	45,265,012

Weighted average anti-dilutive shares excluded from diluted net income per share	297,575	37,692	681,705	284,962
Share-Based Compensation
     During the three and nine months ended March 31, 2011, the Company recorded share-based compensation costs of $5,117 and $16,712, respectively, and $5,143 and $16,900 during the three and nine months ended March 31, 2010, respectively. Share-based compensation costs capitalized as part of software and website development costs were $69 and $263 for the three and nine months ended March 31, 2011, respectively, and were $108 and $372 for the three and nine months ended March 31, 2010, respectively.
     At March 31, 2011, there was $32,301 of total unrecognized compensation cost related to unvested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.4 years.
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
     As of March 31, 2011, the Company had a liability for unrecognized tax benefits included in the balance sheet of approximately $2,315, including accrued interest of $249. During the nine months ended March 31, 2011, the Company recorded increases in the liability for unrecognized tax positions of $655 offset by transfers to income tax payable for audit settlements of $667, including accrued interest. The total amount of unrecognized tax benefits will reduce the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.
     One of the Company’s U.S. subsidiaries and one of its Bermuda subsidiaries are under audit by the Internal Revenue Service. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts, and the Canada Revenue Agency is auditing one of the Company’s Canadian subsidiaries.

Goodwill
     The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses.
     The Company conducts its annual impairment test in the third fiscal quarter of each year and has determined there to be no impairment for any of the periods presented. There were no events or circumstances from the date of the Company’s assessment through March 31, 2011 that would impact this conclusion.
Cash, Cash Equivalents and Marketable Securities
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. At both March 31, 2011 and June 30, 2010, the Company held one auction rate security, included in other assets, for which the recovery period is expected to be greater than twelve months as a result of failed auctions. During the nine months ended March 31, 2011, the Company received a partial redemption on this auction rate security of $100 at par. The Company’s marketable securities are classified as “available-for-sale securities” and carried at fair value, with the unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss). For information on fair value measurements refer to Note 3. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
     The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three and nine months ended March 31, 2011 and 2010.
     Cash, cash equivalents and marketable securities as of March 31, 2011 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$208,065	$—	$208,065

Marketable securities:
Municipal auction rate security	600	(40)	560

Total long-term marketable securities	600	(40)	560

Total cash, cash equivalents and marketable securities	$208,665	$(40)	$208,625

     Cash, cash equivalents and marketable securities as of June 30, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value
Cash and cash equivalents	$162,727	$—	$162,727

Marketable securities:
Corporate debt securities	6,772	(27)	6,745
U.S. government and agency securities	1,900	—	1,900
Certificates of Deposit	960	(1)	959

Total current marketable securities	9,632	(28)	9,604

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash, cash equivalents and marketable securities	$173,059	$(68)	$172,991

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
     Effective July 1, 2010, the Company adopted ASU 2009-14 Certain Revenue Arrangements that Include Software Elements, which amends ASC Subtopic 985-605 Software-Revenue Recognition, and addresses the accounting for revenue transactions involving software, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.
3. Fair Value Measurements
     Carrying amounts of financial instruments held by the Company, which may include cash equivalents, marketable securities, accounts receivable, accounts payable, debt and accrued expenses, approximate fair value due to the short period of time to maturity of those instruments.
     The Company uses a three-level valuation hierarchy for measuring fair value and expanding financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

     The fair value of these financial assets was determined using the following inputs at March 31, 2011:

		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$208,065	$208,065	$—	$—
Long-term investments (1)	560	—	—	560

Total assets recorded at fair value	$208,625	$208,065	$—	$560

(1)	Long-term investments consist of an auction rate security.
     The Company has the intent and the ability to hold the Level 3 asset until the anticipated recovery period which it believes will be more than twelve months. The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) for the nine months ended March 31, 2011:

Balance at June 30, 2010	$660
Redemptions	(100)

Balance at March 31, 2011	$560

4. Comprehensive Income
     Comprehensive income is composed of net income, unrealized gains and losses on marketable securities and derivatives less amounts reclassified to net income, and cumulative foreign currency translation adjustments. The following table displays the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$22,917	$16,167	$67,712	$56,091
Unrealized gain (loss) on marketable securities	2	(19)	28	(19)
Reclassification of gain on cash flow hedge to net income	—	—	(49)	—
Unrealized gain on cash flow hedge, net of tax of $7 and $26, for the three and nine months ended March 31, 2010	—	16	—	57
Change in cumulative foreign currency translation adjustments	6,221	(6,361)	18,955	(5,183)

Comprehensive income	$29,140	$9,803	$86,646	$50,946

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
     The costs associated with shared central functions are not allocated to the operating segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of the Company’s information technology, marketing and customer service, sales and design support operations. The Company does not allocate non-operating income to its segment results. There are no internal revenue transactions between the Company’s operating segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by the Company’s manufacturing facility in Europe for the Asia-Pacific segment; therefore, there is no intercompany profit or loss recognized on these transactions for management reporting. At this time, the Company does not allocate various support costs across operating segments, which may limit the comparability of income from operations by segment. For example,

North America customer service, sales and design support provides some support to customers of other operating segments; however, these costs are reported in North America.
     Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
North America (1)	$115,516	$95,411	$333,525	$283,299
Europe	77,675	63,630	243,949	202,114
Asia-Pacific	10,476	6,988	30,744	20,319

Total revenue	$203,667	$166,029	$608,218	$505,732

(1)	Includes referral fee revenue from membership discount programs of $5,247 for the nine months ended March 31, 2010 and $0 for all other periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income from operations:
North America	$35,416	$24,691	$96,895	$78,821
Europe	22,647	17,540	72,918	57,412
Asia-Pacific	1,851	2,458	5,634	7,460
Corporate and global functions	(34,351)	(26,877)	(99,366)	(80,750)

Total income from operations	$25,563	$17,812	$76,081	$62,943

     The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
United States	$109,533	$92,015	$317,063	$273,607
Non-United States	94,134	74,014	291,155	232,125

Total revenue	$203,667	$166,029	$608,218	$505,732

	March 31,	June 30,
	2011	2010
Long-lived assets (1):
Canada	$105,088	$110,780
Netherlands	82,779	73,992
Australia	42,730	36,485
Bermuda	16,160	17,152
United States	11,116	12,879
Jamaica	7,344	6,191
Switzerland	3,438	1,771
Spain	1,974	2,180
Other	2,217	2,012

	$272,846	$263,442

(1)	Excludes goodwill of $4,168 for both periods presented, and deferred tax assets of $6,998 and $7,277 as of March 31, 2011 and June 30, 2010, respectively.
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
     The deferred tax assets primarily relate to net operating loss carryforwards that have been utilized to reduce tax liabilities. The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.
     The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the integration of the Soft Sight embroidery software capabilities into the Company’s existing product offering. The goodwill will not be deductible for income tax purposes.
7. Long-Term Debt
     During the three months ended December 31, 2010, the final balloon payment on the Company’s amended Canadian credit agreement became due and was paid in full in the amount of $4,667. The Company had no remaining long-term debt obligations outstanding as of March 31, 2011.
8. Accrued Expenses
     Accrued expenses included the following:

	March 31,	June 30,
	2011	2010
Compensation costs	$22,503	$16,263
Advertising costs	20,655	17,627
Income and indirect taxes	12,437	12,403
Shipping costs	2,609	2,351
Professional costs	1,510	2,475
Purchases of property, plant and equipment	1,049	7,129
Other	7,877	7,361

Total accrued expenses	$68,640	$65,609

9. Commitments and Contingencies
Purchase Commitments
     At March 31, 2011, the Company had unrecorded commitments under contract for site development and construction of a Jamaican customer service, sales and design support center of approximately $1,820, and to purchase production equipment for our Canadian, Australian, and Netherlands production facilities of approximately $1,062, $595, and $446, respectively.
Legal Proceedings
     On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that Vistaprint Limited and OfficeMax Incorporated are infringing U.S. patent 6,839,149, relating generally to systems and methods for processing electronic files stored in a page description language format, such as PDF. The plaintiff is seeking a declaration that the patent at issue is valid and enforceable, a declaration that Vistaprint Limited infringes, the entry of a preliminary and permanent injunction, and damages. In March 2011, the U.S. District Court dismissed all of ColorQuick’s claims against OfficeMax pursuant to an agreement among ColorQuick and the defendants, but the Company remains a defendant. Based on the Company’s evaluation of available information, including the results of discovery, pretrial motions filed by both parties, communications between the Company and the plaintiff and the judgment of internal and external counsel, the Company is unable to express an opinion as to the likely outcome of this matter and cannot reasonably estimate a potential range of loss; however, the Company does not expect the outcome to have a material adverse effect on its results of operations, financial condition or cash flows.
     In October 2010, the Company entered into a settlement agreement with Soverain Software LLC related to a complaint for patent infringement, under which Soverain agreed to dismiss its lawsuit. Refer to the Company’s Form 10-Q filed for the period ended December 31, 2010 for further details.
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
Executive Overview
     For the three and nine months ended March 31, 2011, we reported 23% and 20% revenue growth over the same prior year periods to revenue of $203.7 million and $608.2 million, respectively. Constant-currency revenue growth was 22% for both periods. Diluted earnings per share (“EPS”) grew 46% and 21% for the three and nine months ended March 31, 2011 over the same prior year periods to $0.51 and $1.50, respectively. The strong EPS growth for the three months ended March 31, 2011 compared to the prior year period was primarily due to strong revenue performance, gross margin improvements from manufacturing and procurement efficiencies, and favorability in operating expenses as a percent of revenue from the timing of investments and technology and development costs, which grew more slowly than revenue in the period. We manage our business against annual targets, and believe investors should analyze our performance that way as well.
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
     We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By expanding the scope of our services and by improving the quality and selection of our products and services along with the customer experience, we seek to increase the amount of money our customers spend with us each year. During fiscal 2010, we added personalized notebooks, mugs, on-line search profiles, new business card options, ladies’ t-shirts, stickers, mailing labels and other offerings. We also acquired Soft Sight to support our entry into the custom embroidered product market. During the nine months ended March 31, 2011, we launched engraved pens, extra-large banners, embroidered polo shirts, hats and hooded sweatshirts, and several electronic services products or enhancements, including blogs, a search engine optimization tool for website customers, and personalized email domain names. We plan to continue to expand and enhance our product and service offerings in order to provide a greater selection to our existing customers and to attract customers seeking a variety of products and services. Additionally, by continuing to improve our customer acquisition and retention marketing programs, our customer service, sales and design support, and our value proposition, we seek to increase the number of products purchased by each customer.
Expanded Geographic Reach
     For the nine months ended March 31, 2011, revenue generated from our North American, European and Asia-Pacific segments accounted for approximately 55%, 40% and 5% of our total revenue, respectively. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in additional countries worldwide. We have a European marketing office in Barcelona, Spain that focuses on our European growth initiatives. We completed construction of a production facility near Melbourne, Australia and launched a marketing office in Sydney,

Australia in June 2010 to better support our business and customers in our existing Asia-Pacific markets, and prepare for further expansion into new markets. In addition, in fiscal 2010 we opened two new design, sales and services centers that support European customers (one in Tunis, Tunisia, and the other in Berlin, Germany). We intend to further extend our geographic reach by continuing to introduce localized websites in different countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methods and languages specific to local markets. Over the last twelve months we have introduced localized websites in the Czech Republic, Finland, Portugal, Singapore and South Korea.
Home and Family
     Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards and apparel, particularly in our second fiscal quarter. We intend to add new products, design content and services targeted at the home and family market. We believe that the economies of scale provided by cross selling these products to our extensive micro business customer base, our large production order volumes and integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business.
Recent Developments
     Although our revenue has continued to grow year over year, our revenue growth rate has declined recently, and we have a near and mid-term objective to stem this growth rate decline. One component of our plan to do so is the changes to our management and organization structure which we announced on October 28, 2010. This reorganization resulted in the creation of the roles of Chief Customer Officer and Chief Operating Officer, the promotion of two executive officers who will lead the North American and European business units, and a broad series of promotions, organizational changes, and the evolution of our reporting structure in our marketing, manufacturing and technology organizations. The new structure is designed in light of the current size and complexity of our business, with the objectives of improving value to our customers, increasing our competitive advantage through manufacturing excellence, and developing leadership talent throughout our business.
     On November 4, 2010, our Supervisory Board authorized the repurchase of up to $160 million of our outstanding ordinary shares in open market or privately negotiated transactions. The terms of the repurchase program are described further in Item 2 of Part II of this Report. During the three and nine months ended March 31, 2011, we repurchased our ordinary shares for a total cost of $1.5 million and $56.9 million, respectively, which we funded using our cash balances.
     On November 18, 2010, we announced Michael Giannetto’s decision to resign as Chief Financial Officer and the appointment of Ernst Teunissen as Executive Vice President and Chief Financial Officer effective March 1, 2011. Mr. Giannetto will remain employed by Vistaprint as an Executive Vice President through June 30, 2011. There are no significant charges related to this transition.

Results of Operations
     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.7%	35.9%	34.9%	35.7%
Technology and development expense	11.2%	11.8%	11.2%	11.4%
Marketing and selling expense	32.7%	32.9%	33.0%	31.9%
General and administrative expense	8.8%	8.7%	8.4%	8.6%

Income from operations	12.6%	10.7%	12.5%	12.4%
Interest income	0.1%	0.1%	0.1%	0.1%
Other expense, net	0.3%	0.0%	0.2%	0.1%
Interest expense	0.0%	0.1%	0.0%	0.1%

Income before income taxes	12.4%	10.7%	12.4%	12.3%
Income tax provision	1.1%	1.0%	1.3%	1.2%

Net income	11.3%	9.7%	11.1%	11.1%

Comparison of the Three and Nine Month Periods Ended March 31, 2011 and 2010

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			2011-2010			2011-2010
	2011	2010	% Change	2011	2010	% Change
Revenue	$203,667	$166,029	23%	$608,218	$505,732	20%
Cost of revenue	$70,738	$59,659	19%	$212,405	$180,400	18%
% of revenue	34.7%	35.9%		34.9%	35.7%
Revenue
     We generate revenue primarily from the sale and shipment of customized manufactured products, as well as the sale of certain electronic services, such as website design and hosting and email marketing services. We also generate a small percentage of our revenue from third-party offerings, which represented less than 1% of total revenue for the three and nine months ended March 31, 2011. Revenue in each second fiscal quarter includes a favorable impact from increased seasonal product sales.
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
     Total revenue for the three months ended March 31, 2011 increased 23% to $203.7 million compared to the three months ended March 31, 2010, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was driven by increases in conversion rates, which grew by 140 basis points to 7.3%, and average order value, which grew by 3.6% to $36.03. These increases were partially offset by a decrease in website sessions, which declined by 3.1% to 79.4 million. In addition, the weaker U.S. dollar positively impacted our revenue growth by an estimated 110 basis points in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
     Bookings from repeat customers accounted for 68% of total bookings for the three months ended March 31, 2011 as compared to 67% of total bookings for the three months ended March 31, 2010.
     Total revenue for the nine months ended March 31, 2011 increased 20% to $608.2 million compared to the nine months ended March 31, 2010, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was driven by increases in website sessions, which grew by 3.8% to 236.0 million, conversion rates, which grew by 100 basis points to 7.3%, and average order value, which grew by 1.1% to $35.70. These increases were partially offset by a decrease in referral fee revenue from membership discount programs, which was $5.2 million for the nine months ended March 31, 2010, but zero for the nine months ended March 31, 2011 as a result of the termination in the second quarter of fiscal 2010 of the third-party membership discount programs previously offered on our websites. In addition, the stronger U.S. dollar negatively impacted our revenue growth by an estimated 140 basis points in the nine months ended March 31, 2011, as compared to the nine months ended March 31, 2010.
     Bookings from repeat customers accounted for 67% of total bookings for the nine months ended March 31, 2011 as compared to 66% of total bookings for the nine months ended March 31, 2010.
     Total revenue by geographic segment for the three and nine months ended March 31, 2011 and 2010 are shown in the following tables:

				Currency	Constant-
	Three Months Ended			Impact:	Currency
	March 31,			(Favorable)	Revenue
	2011	2010	% Change	/ Unfavorable	Growth(1)
North America	$115,516	$95,411	21%	—%	21%
Europe	77,675	63,630	22%	(1)%	21%
Asia Pacific	10,476	6,988	50%	(15)%	35%

	$203,667	$166,029	23%	(1)%	22%

				Currency	Constant-
	Nine Months Ended			Impact:	Currency
	March 31,			(Favorable)	Revenue
	2011	2010	% Change	/ Unfavorable	Growth(1)
North America (2)	$333,525	$283,299	18%	(1)%	17%
Europe	243,949	202,114	21%	5%	26%
Asia Pacific	30,744	20,319	51%	(13)%	38%

	$608,218	$505,732	20%	2%	22%

(1)	Constant-currency revenue growth, a non-GAAP financial measure, measures the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

(2)	Includes referral fee revenue from membership discount programs of $0.0 million and $5.2 million for the nine months ended March 31, 2011 and 2010, respectively.
Cost of revenue
     Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of electronic service offerings, shipping and postage costs, third-party production costs, and other miscellaneous related costs of products sold by us.
     The increase in cost of revenue for the three and nine months ended March 31, 2011 compared to the same periods in fiscal 2010 was primarily attributable to the increased volume of product shipments during the current year period. The decrease in the cost of revenue as a percentage of total revenue for the three and nine months ended March 31, 2011 compared to the same periods in fiscal 2010 was primarily attributable to favorable shifts in product mix including an increase in sales of digital services, improved pricing in relation to shipping costs, and productivity improvements at our manufacturing locations. These improvements were partially offset by lower overhead absorption resulting from the opening of our new production facility in Deer Park, Australia in June 2010.
     The strengthening of the Canadian dollar, which negatively impacted the raw material and labor costs of our Canadian production operations, was offset by the positive impact on revenue from the change in European currencies, which benefited cost of revenue as a percentage of revenue.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			2011-2010			2011-2010
	2011	2010	% Change	2011	2010	% Change
Technology and development expense	$22,766	$19,601	16%	$68,260	$57,770	18%
% of revenue	11.2%	11.8%		11.2%	11.4%
Marketing and selling expense	$66,602	$54,530	22%	$200,546	$161,076	25%
% of revenue	32.7%	32.9%		33.0%	31.9%
General and administrative expense	$17,998	$14,427	25%	$50,926	$45,543	12%
% of revenue	8.8%	8.7%		8.4%	8.6%
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

     The increase in our technology and development expenses of $3.2 million and $10.5 million for the three and nine months ended March 31, 2011, respectively, as compared to the same periods in fiscal 2010 was primarily due to increased payroll and facility-related costs of $2.4 million and $6.2 million, respectively, associated with increased headcount in our technology development and information technology support organizations. At March 31, 2011, we employed 413 employees in these organizations compared to 356 employees at March 31, 2010. In addition, during the three and nine months ended March 31, 2011, we continued to invest in our website infrastructure, which resulted in increased depreciation, hosting services expense and other website related expenses of $0.5 million and $4.0 million, respectively, as compared to the same periods in fiscal 2010. The increase in other website related expenses during the nine months ended March 31, 2011 includes the impact of a legal settlement of a patent claim, offset by expenses in the prior year related to the abandonment of certain acquired intangible assets recorded in conjunction with the Soft Sight acquisition.
Marketing and selling expense
     Marketing and selling expense consists primarily of advertising and promotional costs, payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; and third-party payment processor and credit card fees.
     The increase in our marketing and selling expenses of $12.1 million for the three months ended March 31, 2011 as compared to the same period in fiscal 2010 was driven primarily by increases of $10.2 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and facility-related costs of $2.6 million. The increase in our marketing and selling expenses of $39.5 million for the nine months ended March 31, 2011 as compared to the same period in fiscal 2010 was driven primarily by increases of $30.0 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and facility-related costs of $8.8 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at March 31, 2011, we employed 967 employees in these organizations compared to 835 employees at March 31, 2010. In addition, payment processing fees paid to third parties increased by $0.7 million and $2.4 million during the three and nine months ended March 31, 2011, respectively, as compared to the same periods in fiscal 2010 due primarily to increased order volumes. These increases were partially offset by a non-recurring charge of $1.5 million related to indirect taxes that is included in the three and nine month periods ended March 31, 2010.
General and administrative expense
     General and administrative expense consists primarily of general corporate costs, including third-party professional fees and payroll and related expenses of employees involved in executive management, finance, legal, and human resources. Third-party professional fees include finance, legal, human resources, and insurance.
     The increase in our general and administrative expenses of $3.6 million and $7.4 million for the three and nine months ended March 31, 2011, respectively, as compared to the same periods in fiscal 2010 was primarily due to increased payroll and facility-related costs of $3.3 million and $9.3 million, respectively, resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth. At March 31, 2011, we employed 232 employees in these organizations compared to 185 employees at March 31, 2010. The increase for the nine months ended March 31, 2011 was offset by decreased third-party professional fees of $2.5 million as compared to the same period in fiscal 2010 due primarily to the completion of our change of domicile to the Netherlands in fiscal 2010 and decreased costs of ongoing litigation and other general and administrative activities.
Other expense, net
     Other expense, net, which primarily consists of gains and losses from currency transactions or revaluation, increased to $0.5 million for the three months ended March 31, 2011 as compared to $0.0 million for the same period in fiscal 2010. Other expense, net, increased to $1.0 million for the nine months ended March 31, 2011 as compared to $0.6 million for the same period in fiscal 2010. Increases in other expense, net are due to currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.
Interest expense
     Interest expense, which consists of interest and penalties, if any, paid to financial institutions on outstanding balances on our credit facilities, decreased to $0.0 million for the three months ended March 31, 2011 as compared to $0.1 million for the same period in fiscal 2010. Interest expense decreased to $0.2 million for the nine months ended March 31, 2011 as compared to $0.7 million for the same period in fiscal 2010. The decrease in interest expense from the prior-year periods was due to a decrease in the outstanding principal on our bank loans including payment of the remaining balance of our amended Canadian credit agreement.
Income tax provision

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income tax provision	$2,243	$1,621	$7,458	$5,861
Effective tax rate	8.9%	9.1%	9.9%	9.5%
     Income tax expense increased to $2.2 million for the three months ended March 31, 2011 as compared to $1.6 million for the same period in fiscal 2010. Income tax expense increased to $7.5 million for the nine months ended March 31, 2011 as compared to $5.9 million for the same period in fiscal 2010. The changes in the effective tax rate for the three and nine months ended March 31, 2011 as compared to the same periods in fiscal 2010 is primarily attributable to changes in our geographic earnings mix, offset favorably by the retroactive renewal of the U.S. federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 enacted in the quarter ended December 31, 2010.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

	Nine Months Ended
	March 31,
	2011	2010
Capital expenditures	$(29,224)	$(73,828)
Capitalization of software and website development costs	(4,656)	(4,804)
Business acquisition, net of cash acquired	—	(6,496)
Depreciation and amortization	37,701	32,702
Cash flows provided by operating activities	126,327	123,170
Cash flows used in investing activities	(24,458)	(94,655)
Cash flows (used in) provided by financing activities	(59,507)	404
     At March 31, 2011, we had $208.1 million of cash and cash equivalents primarily consisting of money market funds. During the three and nine months ended March 31, 2011, we financed our operations through internally generated cash flows from operations. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements for the foreseeable future.
     We currently plan to spend approximately $40 million to $45 million on capital expenditures in fiscal 2011, which represents a decrease of 56% to 61% from fiscal 2010 primarily due to the expansion of our Windsor production facility and construction of our Australian production facility in the prior year. We may also use our cash, cash equivalents, and cash flow generated from operations to repurchase our ordinary shares pursuant to our publicly announced share repurchase program, of which there remains $103.1 million approved for repurchase.
     Operating Activities. Cash provided by operating activities in the nine months ended March 31, 2011 was $126.3 million and consisted of net income of $67.7 million, positive adjustments for non-cash items of $54.2 million and $4.4 million provided by working capital and other activities. Adjustments for non-cash items included $37.7 million of depreciation and amortization expense on property, plant, and equipment and software and website development costs, $16.7 million of share-based compensation expense, $1.0 million of deferred taxes, and $0.3 million of other adjustments, offset by $1.6 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities primarily consisted of an increase of $5.2 million in accrued expenses and other liabilities, and a decrease of $3.2 million in prepaid expenses and other assets, offset by an increase of $1.9 million in accounts receivable, an increase in inventory of $1.7 million, and a decrease of $0.4 million in accounts payable. The increase in accrued expenses and other liabilities was driven primarily by increases in accrued payroll and benefit costs, accrued marketing expenses and deferred revenue, offset by a decrease in accrued professional costs.
     Cash provided by operating activities in the nine months ended March 31, 2010 was $123.2 million and consisted of net income of $56.1 million, positive adjustments for non-cash items of $45.8 million and $21.3 million provided by working capital and other activities. Adjustments for non-cash items included $32.7 million of depreciation and amortization expense on property and equipment, and software and website development costs, $16.9 million of share-based compensation expense, and $0.9 million for the write-off of acquired intangible assets, offset in part by $4.9 million of tax benefits derived from share-based compensation awards. The change in working capital and other activities, excluding the impact of an acquisition, primarily consisted of an increase of $20.0 million in accrued expenses and other liabilities, an increase of $6.0 million in accounts payable, and a decrease in prepaid expenses and other assets of $1.5 million, offset by an increase in accounts receivable of $4.6 million and an increase in inventory of $1.7 million. The increase in accrued expenses and other liabilities is driven primarily by increases in accrued payroll and benefit costs, increases in tax liabilities including value-added and other indirect taxes related to tax to be remitted on sales, increases in accrued marketing expenses, and increases in accrued shipping costs.
     Investing Activities. Cash used in investing activities in the nine months ended March 31, 2011 of $24.5 million consisted primarily of capital expenditures of $29.2 million, capitalized software and website development costs of $4.7 million, and purchases of intangible assets of $0.1 million, offset by $9.6 million of investment maturities and redemptions. Capital expenditures of $14.2 million were related to the purchase of manufacturing and automation equipment for our production facilities, $8.4 million were related to the purchase or expansion of land and facilities, and $6.6 million were related to purchases of other assets including information technology infrastructure and office equipment.
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
     Financing Activities. Cash used in financing activities in the nine months ended March 31, 2011 of $59.5 million was primarily attributable to the use of $56.9 million for the repurchase of our ordinary shares, payments in connection with our loan facilities of $5.2 million, which included the final balloon payment on our amended Canadian credit agreement, and $4.1 million to pay minimum withholding taxes related to ordinary shares withheld on vested RSUs. These uses were partially offset by proceeds from the issuance of ordinary shares pursuant to share option exercises of $5.2 million and tax benefits derived from share-based compensation awards of $1.6 million.
     Cash provided by financing activities in the nine months ended March 31, 2010 of $0.4 million was primarily attributable to the issuance of ordinary shares pursuant to share option exercises of $13.4 million and tax benefits derived from share-based compensation awards of $4.9 million. These cash inflows were offset by payments in connection with our loan facilities of $13.5 million, including payment of the remaining principal balance of the euro revolving credit agreement in the Company’s Dutch subsidiary in the amount of $5.9 million and the final balloon payment on our original Canadian credit facility of $6.0 million. We also used $4.4 million to pay minimum withholding taxes related to ordinary shares withheld on vested RSUs.
Contractual Obligations
     Contractual obligations at March 31, 2011 were as follows:

	Payments Due by Period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$43,696	$8,298	$14,603	$13,464	$7,331

Total	$43,696	$8,298	$14,603	$13,464	$7,331

     Long-Term Debt. There are no remaining long-term debt obligations outstanding as of March 31, 2011.
     Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.
     Purchase Commitments. At March 31, 2011, we had unrecorded commitments under contract for site development and construction of a Jamaican customer service, sales and design support center of approximately $1.8 million, and to purchase production and automation equipment for our Canadian, Australian, and Netherlands production facilities of approximately $1.1 million, $0.6 million, and $0.4 million, respectively.
Recently Issued and Adopted Accounting Pronouncements
     For a discussion of recently issued and adopted accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the nine months ended March 31, 2011 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and marketable securities that at March 31, 2011 consisted of money market funds and a long-term investment in a municipal auction rate security. These cash equivalents and marketable securities are held for working capital purposes and we do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk.
     Currency Exchange Rate Risk. As we conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar as follows:
•	Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income.

•	Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. We considered the historical trends in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $1.0 million and a decrease of $1.2 million on our income before income taxes for the three months ended March 31, 2011 and 2010, respectively.

•	Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.

     Foreign currency transaction losses included in other expense, net for the three months ended March 31, 2011 and 2010, were $0.5 million and $0.0 million, respectively. Foreign currency transaction losses included in other expense, net were $1.0 million and $0.6 million for the nine months ended March 31, 2011 and 2010, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     There were no changes in our internal control over financial reporting (as defined in the SEC’s rules) during the fiscal quarter ended March 31, 2011 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The online market for micro business marketing products and services is less developed than the online market for other business and home and family products. If this market does not gain or maintain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased products and services we offer through traditional printing operations and graphic design businesses or who have produced using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us include:
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
     Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. In particular, we often make additional discretionary investments in line with our stated financial strategy of targeting annual, rather than quarterly, EPS objectives, which can lead to fluctuations in our quarterly results. For example, if our earnings during the first two quarters of our fiscal year are higher than expected, we will often increase our investments in our business in the second half of the fiscal year, which may lead to earnings that are lower than our investors may expect for that period. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:
•	seasonality-driven or other variations in the demand for our products and services;

•	currency fluctuations, which affect our revenues and costs;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production and fulfillment operations;

•	costs to produce our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	investments in our business to generate or support revenues and operations in future periods, such as marketing, engineering or consulting spend in a current period for revenue growth or support in future periods;

•	improvements in the quality, cost and convenience of desktop printing;

•	costs of expanding or enhancing our technology or websites;

•	compensation expense and charges related to agreements entered into with our executives and employees;

•	costs and charges resulting from litigation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.
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
     We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished. As we have expanded and continue to expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations has increased and we expect will continue to increase. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations.
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
     We operate production facilities or offices in Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Jamaica, the Netherlands, Spain, Switzerland, Tunisia and the United States. We also have 24 localized websites to serve various geographic markets. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:
•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	interpretation of complex tax laws, treaties and regulations that could expose us to unanticipated taxes;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	disruptions or cessation of important components of our international supply chain;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.
     Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results.
We face risks related to interruption of our operations and lack of redundancy.
     Our production facilities, websites, transaction processing systems, network infrastructure, supply chain and customer service operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:
•	fire, flood, earthquake, hurricane or other natural disaster or extreme weather;

•	labor strike, work stoppage or other issue with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	undetected errors or design faults in our technology, infrastructure and processes that may cause our websites to fail; and

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand, particularly during promotional campaign periods and in the seasonal peak we experience in our second fiscal quarter.

     In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, the location of most of our customer service, sales and design support operations, are subject to a high degree of hurricane risk and extreme weather conditions. In addition, we produce the vast majority of our products internally and do not have an alternative supplier to supplement our production capacity.
     We have not identified alternatives to all of our facilities, systems, supply chains and infrastructure to serve us in the event of an interruption, and if we were to find alternatives, they may not be able to meet our requirements on commercially acceptable terms or at all. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.
     Any interruptions that cause any of our websites to be unavailable, reduce our order fulfillment performance or interfere with our manufacturing, technology or customer service operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brand, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems and supply chain to mitigate these risks may require us to commit substantial financial, operational and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.
We face intense competition.
     The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We expect competition for online small business marketing and home and family custom products and services to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:
•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets, such as Staples, UPS Stores, Office Depot, Costco, CVS, Schleker, Walgreens, Carrefour and Wal-Mart;

•	wholesale printers such as Taylor Corporation and Business Cards Tomorrow;

•	other online printing and graphic design companies, many of which provide printed products and services similar to ours, such as Overnight Prints, 123Print, Moo.com and UPrinting for small business marketing products and services; TinyPrints, Invitation Consultants and Fine Stationery for invitations and announcements;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	other email marketing services companies such as Constant Contact and iContact;

•	other website design and hosting companies such as United Internet, Web.com and Network Solutions;

•	other suppliers of custom apparel, promotional products and customized gifts, such as Zazzle, Café Press and Customization Mall;

•	online photo product companies, such as Kodak Gallery, Snapfish by HP, Shutterfly and Photobox; and

•	other Internet firms, such as Google, Yahoo, Amazon, Facebook, MySpace, the Knot and many smaller firms.
     Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given sub-set of our business, existing customer and supplier relationships, or significantly greater financial, marketing and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through business agreements or acquisitions. For example, Taylor Corporation sells printed products through office superstores such as Staples and Office Depot.
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
     Demand for our products and services is sensitive to price. Changes in our pricing strategies have had, and are likely to continue to have, a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing strategies, including the costs of running our business, such as production, customer acquisition, marketing and personnel costs, our competitors’ pricing and marketing strategies, and the effects of inflation. We offer certain free products and services as a means of attracting customers, and we offer substantial pricing discounts as a means of encouraging repeat purchases. These free offers and discounts may not result in an increase in our revenues or the optimization of our profits. If we fail to meet our customers’ price expectations, our business and results of operations will suffer.
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

     Search engines revise their algorithms from time to time in an attempt to optimize their search result listings and to maximize the advertising revenue generated by those listings. If the search engines on which we rely for algorithmic listings modify their algorithms, this could result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic. This could prevent us from maintaining or increasing, or potentially reduce, our revenues and operating and net income and could harm our business. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, our revenues could decline, and our business may suffer. The cost of purchased search listing advertising could increase as demand for these channels continues to grow quickly, and further increases could have negative effects on our ability to maintain or increase profitability. In addition, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. Courts do not always side with the trademark owners in cases involving search engines, and Google has refused to prevent companies from purchasing search results that use the trademark “Vistaprint.” As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search on the term “Vistaprint” on search engines.
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
     Our business and our customer base have been built primarily through organic growth. However, from time to time we may selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share, such as our acquisition of Soft Sight, Inc. in December 2009. We have limited experience making acquisitions. Integrating any newly acquired businesses, technologies or services may be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.
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
     For the three and nine months ended March 31, 2011, we derived 54% and 52%, respectively, of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.
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
     As of June 30, 2010, we had 47 issued patents and more than 50 patent applications pending in the United States and other countries. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, we have in the past and may in the future face infringement, invalidity, intellectual property ownership or similar claims brought by third parties with respect to any of our current or future patents. Any such claims, whether or not successful, could be extremely costly, damage our reputation and brand and substantially harm our business and results of operations.
     Our primary brand is “Vistaprint.” As of June 30, 2010, we held trademark registrations for the Vistaprint trademark in 21 jurisdictions, including registrations in our major markets in North America, Europe, and Asia Pacific.
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
Intellectual property disputes and litigation are costly and could cause us to lose our exclusive rights, subject us to liability or require us to stop some of our business activities.
     From time to time, we are or may be involved in lawsuits or disputes in which third parties claim that we infringe their intellectual property rights or that we improperly obtained or used their confidential or proprietary information. In addition, from time to time we receive letters from third parties who claim to have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we must license in order to continue to use such technology.
     The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and litigation diverts our management’s efforts from managing and growing our business. Potential adversaries may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from any litigation could limit our ability to continue our operations. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay significant damages and attorney’s fees, and a court could enjoin us from performing the infringing activity, which could restrict our ability to use certain technologies important to the operation of our business.
     Alternatively, we may be required to, or decide to, enter into a license with a third party that claims infringement by us. Any such patent license may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party’s patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues or maintain profitability.
     In addition, from time to time, we initiate lawsuits, proceedings or claims to enforce our patents, copyrights, trademarks and other intellectual property rights or to determine the scope and validity of third-party proprietary rights. Our ability to enforce our intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid or unenforceable or are licensed to the party against whom we are asserting a claim. There is also a risk that our assertion of intellectual property rights could result in the other party’s seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. Our inability to enforce our intellectual property rights may negatively impact our competitive position and business.
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
     In many jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Vistaprint is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce, and in many cases, it is not clear how existing statutes apply to the Internet or e-commerce. Bills have been introduced in the U.S. Congress that could affect the ability of state governments to require out of state Internet retailers to collect and remit indirect taxes on goods and certain services, and some state governments have imposed or are seeking to impose indirect taxes on Internet sales. The imposition by national, state or local governments, whether within or outside the United States, of various taxes upon Internet commerce could create administrative burdens for us and could decrease our revenue. Additionally, a successful assertion by one or more governments in jurisdictions where we are not currently collecting sales or value added taxes that we should be, or should have been, collecting indirect taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise negatively impact our results of operations.
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
     We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—our customers, competitors, governmental regulators and others in Europe, the United States and other countries have in the past complained and filed claims with and initiated inquiries by governmental and standards bodies that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints, claims and inquiries in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.
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
     During each of the last three fiscal years, we generated a small portion of our revenue from order referral fees, revenue share and other fees paid to us by third party merchants for customer click-throughs, distribution of third party promotional materials, and referrals arising from products and services of the third party merchants we offer to our customers on our website, which we collectively refer to as referral fees. Some of these third party referral-based offers were for memberships in discount programs or similar promotions made to customers who have purchased products from us, in which we received a payment from a third party merchant for every customer that accepted the promotion. Some of these third party membership discount programs have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. For example, various state attorneys general have brought consumer fraud lawsuits against certain of the third party merchants asserting that they have not adequately disclosed the terms of their offers and have not obtained proper approval from consumers before debiting the consumers’ bank account or billing the consumers’ credit card. Similarly, in May 2009, Senator John D. Rockefeller IV, Chairman of the United States Senate Committee on Commerce, Science and Transportation, announced that the Commerce Committee was investigating membership discount programs marketed by third party merchants Vertrue, Inc., Webloyalty.com, Inc. and Affinion Group, Inc. through e-commerce retailers, and in December 2010 the U.S. Congress passed legislation introduced by the Commerce Committee that regulates certain aspects of the membership programs. From time to time we have received complaints from our customers and inquiries by state attorneys general and government agencies regarding the membership discount programs previously offered on our websites. Although we removed all such membership discount program offerings from our websites as of November 2009 and terminated our relationship with the third party merchant responsible for these programs, we have continued to receive complaints and inquiries about these programs.
     Any private or governmental claims or actions that may be brought against us relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims and have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or damage to our reputation as a result of these claims could have a negative impact on our brand, revenues and profitability.

We are subject to customer payment-related risks.
     We accept payments for our products and services on our websites by a variety of methods, including credit card, debit card and bank check. In many geographic regions, we rely on one or two third party companies to provide payment processing services, including the processing of credit cards, debit cards and electronic checks. If these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming. Either of these scenarios could disrupt our business.
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
Our Articles of Association, Dutch law and the independent foundation, Stichting Continuïteit Vistaprint, may make it difficult to replace or remove management, may inhibit or delay a change of control or may dilute your voting power.
     Our Articles of Association, or Articles, as governed by Dutch law limit our shareholders’ ability to suspend or dismiss the members of our management board and supervisory board or to overrule our supervisory board’s nominees to our management board and supervisory board by requiring a vote of two thirds of the votes cast representing more than 50% of the outstanding ordinary shares to do so under most circumstances. As a result, there may be circumstances in which shareholders may not be able to remove members of our management board or supervisory board even if holders of a majority of our ordinary shares favor doing so.
     In addition, we have established an independent foundation, Stichting Continuïteit Vistaprint, or the “Foundation,” to safeguard the interests of Vistaprint N.V. and its stakeholders, which include but are not limited to our shareholders, and to assist in maintaining Vistaprint’s continuity and independence. To this end, we have granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding, which is designed to provide a protective measure against unsolicited take-over bids for Vistaprint and other hostile threats. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one half.
We have limited flexibility with respect to certain aspects of capital management.
     Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. In August 2009, our shareholders granted our supervisory board and management board the authority to issue ordinary shares and preferred shares as the boards determine appropriate, without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders’ preemptive rights. However, this authorization expires in August 2014. Although we intend to seek re-approval from our shareholders before the 2014 expiration date, we may not succeed in obtaining this re-approval. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends and authorization to repurchase outstanding shares. Situations may arise where the flexibility to issue shares, pay dividends, repurchase shares or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.
Because of our corporate structure, you may find it difficult to pursue legal remedies against the members of our supervisory board or management board.
     Our Articles and our internal corporate affairs are governed by Dutch law, and the rights of our shareholders and the responsibilities of our supervisory board and management board are different from those established under United States laws. For example, class action lawsuits and derivative lawsuits are generally not available under Dutch law, and our supervisory board and management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally (including employees, customers and creditors), not just shareholders. Furthermore, we are obligated to indemnify the members of our supervisory board and management board against liabilities for their good faith actions in connection with their service on either board, subject to various exceptions. As a result, you may find it more difficult to protect your interests against actions by members of our supervisory board or management board than you would if we were a U.S. corporation.
Because of our corporate structure, you may find it difficult to enforce claims based on United States federal or state laws, including securities liabilities, against us or our management team.
     We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside of the United States. In addition, some of our officers and management board members reside outside of the United States. In most cases, a final judgment for the payment of money rendered by a U.S. federal or state court would not be directly enforceable in the Netherlands. The party in whose favor such final judgment is rendered would need to bring a new suit in the Netherlands and petition the Dutch court to enforce the final judgment rendered in the United States, and there can be no assurance that a Dutch court would impose civil liability on us or our management team in such a suit or in any other lawsuit predicated solely upon U.S. securities laws. In addition, because most of our assets are located outside of the United States, it could be difficult for investors to place a lien on our assets in connection with a claim of liability under U.S. laws. As a result, it may be difficult for investors to effect service of process within the United States upon us or our management team, enforce U.S. court judgments obtained against us or our management team outside of the U.S., or enforce rights predicated upon the U.S. securities laws.
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
     The following table outlines the purchases of our ordinary shares during the three months ended March 31, 2011:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of
	Total Number	Average	Part of a Publicly	Shares that May
	of Shares	Price Paid	Announced	Yet be Purchased
	Purchased	Per Share (1)	Program	Under the Program
January 1, 2011 through January 31, 2011	32,852	$44.94	32,852	$103,098,536
February 1, 2011 through February 28, 2011	—	$—	—	$103,098,536
March 1, 2011 through March 31, 2011	—	$—	—	$103,098,536

Total	32,852	$44.94	32,852

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.

ITEM 6.	EXHIBITS
     We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011
VISTAPRINT N.V.
	By:	/s/ Ernst Teunissen
Ernst Teunissen
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1 *	Contrat de travail (Employment Agreement) dated December 7, 2009 between Vistaprint and Ernst Teunissen

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

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