Form 10-K
period 2011-06-30
VISTAPRINT N.V.
filed 2011-08-17
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.87 billion on December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.

As of August 12, 2011, there were outstanding 40,140,338 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2011. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

VISTAPRINT N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2011

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

Overview

We are a leading online provider of coordinated portfolios of customized marketing products and services to micro businesses worldwide. We offer a broad spectrum of complementary products and services ranging from business cards, brochures and post cards to customized apparel, invitations and announcements, holiday cards, calendars, direct mail services, promotional gifts, signage, website design and hosting services and email marketing services. While we focus primarily on micro business marketing products and services, consumers also purchase many of our products, such as invitations and announcements, greeting cards, and calendars.

We offer compelling value to our customers through innovative technology, a broad selection of customized products and services, low pricing and personalized customer service. While we offer a broad selection of designs and formats, we seek to reduce manufacturing complexity and costs by using limited characteristics that can be reconfigured and combined. This reduces our costs versus comparable marketing products and services produced using traditional methods. This approach has allowed us to successfully penetrate the large, fragmented and geographically dispersed micro business and home and family markets.

We have standardized, automated and integrated the design and production process, from design conceptualization to product shipment and service delivery. Customers can use our proprietary design software to easily create and order full-color, personalized, professional-looking marketing products and services, without any prior design training or experience. Customers have access to extensive graphic designs, design templates, photographs and illustrations as well as logo design services and content suggestions. We are also able to automatically match and adapt graphic content from one product format to another, which allows us to generate and display complementary products and services as part of the ordering process.

Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as two days from design to delivery. During the fiscal year ended June 30, 2011, our customers placed approximately 22.9 million orders.

Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $817.0 million for the fiscal year ended June 30, 2011. All of our revenue growth has been organic.

Market and Industry Background

The Marketplace for Micro Business Marketing Products and Services

We focus on providing marketing products and services for the micro business market, generally businesses or organizations with fewer than 10 employees and usually 2 or fewer. We believe that there are approximately 60 million businesses with fewer than 10 employees in the United States, Canada, and the European Union and that these micro businesses undergo frequent changes with many forming and dissolving each year, creating a large market for business identity products and services in addition to marketing products and services. We also believe that, in response to the growth of the Internet and the emergence of digital production technologies, micro businesses are shifting from traditional suppliers of customized marketing products and media toward online alternatives.

In the past, a business seeking customized marketing products and services could either hire a designer to develop and coordinate the production of marketing materials or produce printed materials themselves using desktop software and an inkjet or laser printer. A designer can produce a professionally coordinated portfolio of marketing products and services, but this is a significantly more costly and time-consuming alternative, whereas traditional self-service typically produces less sophisticated and lower quality output. We believe that neither alternative satisfies the needs of micro businesses, which typically lack the resources or skills to generate satisfactory results using either approach.

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

Broad Range of Products and Services

We offer a broad spectrum of products and services for the business and home and family markets, including:

Paper based		Non-paper based		Digital and Marketing Services

•	brochures	•	banners	•	caricature content
•	business cards	•	car door magnets	•	email marketing services
•	data sheets	•	decals	•	logo design
•	desk and wall calendars	•	hats	•	mailing services
•	envelopes	•	key chains	•	website design and hosting
•	folded cards	•	lawn signs	•	online search profiles
•	flyers	•	printed and engraved pens	•	search engine optimization
•	holiday cards	•	refrigerator magnets	•	blogs
•	invitations and announcements	•	rubber stamps	•	personalized email domains
•	letterhead	•	t-shirts
•	note cards and note pads	•	tote bags
•	presentation folders	•	mouse pads
•	return address labels	•	mugs
•	standard and oversized postcards	•	luggage tags
•	sticky notes	•	embroidered apparel
•	personalized notebooks
•	photo flip books
•	folded business cards
•	personalized stickers
•	mailing labels

Our home and family line includes holiday cards, calendars, posters, invitations and announcements, stickers and photo flip books as well as other categories within the products and services listed above.

High Quality Production

For our print jobs of quantities ranging from 250 to 500, we typically use commercial offset presses that normally are used for conventional long run, high quality print jobs, such as high end consumer goods packaging, in which typical quantities run into the thousands or more. For our lower quantity print jobs, we typically employ commercial digital printing equipment. For a number of our non-paper-based products, we have acquired advanced digital production equipment and configured these machines in dedicated production cells that are customized for the particular application. In addition, we have developed proprietary production methods to improve our efficiency and the quality of our products. Our quality assurance systems employ principles of world-class manufacturing designed to ensure that we consistently deliver high-quality products.

Fast Design to Delivery Turnaround

We design, produce, process and deliver multiple high-quality, customized orders in as little as two days.

Do It Yourself Service and Assisted Service

Our easy to use online tools and design software allow customers to create their own marketing products. Customers who need help during the design or checkout process can access customer service agents via phone, email or chat in multiple languages.

The Customer Design and Purchase Experience

We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Those customers in Dutch, English, French, German, Italian, and Spanish speaking markets who have started the design process but find that they require some guidance or design help can, with the assistance of our customer service, sales and design support personnel, obtain real-time design or ordering assistance. We also offer email support to customers of our other localized websites.

Designing Online

Customers visiting our websites can select the type of product they wish to design from our broad range of available products. When a product type has been selected, the customer can initiate the design process by using our predefined industry styles and theme categories, by entering one or more keywords in our image search tool, or by uploading the customer’s own design. If the customer chooses to do a keyword search, our automated design logic will, in real time, create and display to the customer a variety of product templates containing images related to the customer’s keyword. When the customer chooses a particular template for personalization, our user-friendly, browser-based product design and editing tools are downloaded from our servers to the customer’s browser. We enable the customer to quickly and easily perform a wide range of design and editing functions on the selected design, such as:

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

Our English-language customer service, sales and design support center is located in Montego Bay, Jamaica. Our Dutch and German-language support is in Berlin, Germany. Our French, Italian and Spanish-language support is in our facility in Tunis, Tunisia. These three facilities were staffed by over 610 customer service, sales and design support employees as of June 30, 2011. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, we believe our agents and designers provide a high quality customer service experience.

Post-Design Check-Out Process

Customers purchasing products check out either via a standard e-commerce self-service shopping basket or by providing their order and payment information via telephone to one of our service agents. We offer a variety of secure payment methods, with the payment options varying to meet the customs and practices of each of our localized sites. These payment alternatives include credit or debit card, PayPal, check, wire transfer or other methods. During the check-out process, customers are also typically presented with offers for additional products and services from us and our marketing partners. Using our automated VistaMatch product design capabilities, customers who designed products using our content can be shown automatically generated images of matching products. Each of these automatically generated product offers can be quickly and simply added to the customer’s order.

Our Competitive Advantage

We have invested significantly in three core areas to build a strong advantage versus traditional competitors:

•	Proprietary technology and intellectual property

•	Mass customization manufacturing

•	Direct marketing expertise

We have developed a direct-to-customer solution using proprietary Internet-based software technologies to market and merchandise our products and services to our customers as well as standardize, automate and integrate the design and production process, from concept through finished product shipment and service delivery. Our software can match and adapt graphic elements from one product format to another, which allows us to offer a coordinated portfolio of products and services. Automation and integration allow us to provide high quality, custom design products and services at affordable prices for the micro business or home and family.

We have built our service to scale worldwide, and as of June 30, 2011, we serve customers in more than 120 countries and we have 17 localized websites serving European countries and 5 localized websites serving Asia-Pacific countries. In the year ended June 30, 2011, we generated 47% of our revenues from websites that are targeted at countries other than the United States. We have a North American marketing and administrative office in Lexington, Massachusetts, a North American production facility in Windsor, Ontario, a European marketing and administrative office in Barcelona, Spain, a European production facility in Venlo, the Netherlands, a production facility in Deer Park, Australia and a marketing office in Sydney, Australia. Our localization and language map content management system software facilitates our entry into new markets and allows us to make changes to all of our localized websites with the same software and relatively simple, standardized and low-cost procedures. We also have customer service, sales and design support for the English, Dutch, French, German, Italian, and Spanish speaking markets through our offices in Montego Bay, Jamaica, Tunis, Tunisia and Berlin, Germany.

Proprietary Technology

We rely on our advanced proprietary technology to market to, attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and aggregate and produce multiple orders from all over the world. This technology includes:

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

Our Internet-based website design and layout tool enables customers with no experience in creating websites to quickly design and publish a website. The interface provides customers with the ability to update their content in a simple editing environment that closely mimics what the website will look like when published. Some of the features that customers can add to their website using this tool include images, maps, electronic payment processing, downloadable files and contact forms. Customers seeking to improve their ranking among search engines can modify their content and search keywords through a simple interface. Customers can change their website design in real time and can choose from hundreds of different templates categorized by industry and style. In addition, we offer a platform for customers to self-manage e-mail marketing solutions for their business.

Pre-Press and Print Production Technologies

Our pre-production and production technologies efficiently process and aggregate customer orders, prepare orders for high-quality production and manage production, addressing and shipment of these orders.

DrawDocs is our automated pre-printing press technology that prepares customer documents received over the Internet for high-resolution printing. DrawDocs ensures that the high-resolution press-ready version of the customer’s design will produce a product that matches the graphic design that was displayed in the customer’s Internet browser.

Our VistaBridge technology allows us to efficiently store, process and aggregate tens of thousands of Internet orders every day. The system automates the workflow into our high-volume production facilities by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single production run or set of homogenous production runs. The technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. In our fiscal year ended June 30, 2011 we fulfilled approximately 22.9 million orders, and orders often contain multiple customized items, which can result in more than 100,000 individual stored items awaiting production. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type and format of raw material, color versus black and white, single or double-sided print, delivery date, shipping location, type of production system being used and type of product. For printed products, the VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.

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

Technology Development

We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. As of June 30, 2011, more than 360 of our employees were engaged in technology development. Our technology and development expenses were approximately 12% of total revenues in the years ended June 30, 2011, 2010, and 2009, respectively.

We have designed our website technologies and infrastructure to scale to accommodate future geographic expansion and growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness when editing document designs. Our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the production equipment and increasing overall system throughput.

Our customer-facing systems infrastructure, web and database servers are hosted in Bermuda and we maintain data centers for backend server operations in our production facilities. Our site systems are operated 24 hours a day, seven days a week. We believe our IT solution is highly scalable, requiring only the addition of relatively inexpensive servers and processors.

Security is provided at multiple levels in both our hardware and software. We use 128-bit encryption technology for secure transmission of confidential personal information between customers and our web servers. All customer data is held behind firewalls. In addition, customer payment information is encrypted. We use fraud prevention technology to identify potentially fraudulent transactions.

In addition, we seek to strengthen our manufacturing and supply chain capabilities through engineering disciplines such as automation, manufacturing, facilities and new product design, and process and color control.

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

We currently hold 56 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and March 2030. Our primary brand is “Vistaprint,” and we hold trademark registrations for the Vistaprint trademark in 22 jurisdictions, including registrations in our major markets in North America, Europe, and Asia Pacific.

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

From time to time, we are involved in lawsuits or disputes in which third parties claim that we have violated their intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. You can find more information about the risks relating to our intellectual property rights in Item 1A of Part I, “Risk Factors” in this Annual Report.

Mass Customization Manufacturing

Our high-volume, standardized, scalable production processes are driven by sophisticated proprietary software described above. Our technologies are designed to readily scale as the number of orders received per day increases. As more individual print jobs are received, similar jobs can be aggregated and moved to the printing system more efficiently, thereby optimizing the use of the printing equipment and increasing overall system throughput. Our proprietary workflow and production management software allows us to deliver final products to customers in as few as two days. We believe that our strategy of seeking to automate and systematize our service and production systems enables us to reach and serve small-scale customers more effectively than our competitors.

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

As orders are received, we automatically route production jobs, often aggregated by our VistaBridge technology, to the type and location of production system that is most appropriate and cost efficient for the type of product ordered. Printed paper products ordered in larger quantities, such as business cards, postcards, letterhead and the like, are typically produced using a single pass on state of the art automated, high-volume, offset, professional quality printing presses. Products produced in smaller quantities or using special materials, such as holiday cards, apparel, signage, invitations, return address labels, and magnets, are typically produced on digital equipment. In most cases, individual orders from multiple customers are aggregated to create larger jobs, allowing multiple orders to be simultaneously produced.

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

Once printed, individual paper product orders are separated using computerized cutting systems, assembled, packaged, addressed, and shipped to the customer. Viper processes and then communicates electronically with shipping carriers, assuring smooth tracking and information flow to the customer until final confirmation of delivery.

Requiring as little as 13 seconds of pre-press, printing, cutting and boxing labor for a typical order of 250 business cards, versus an hour or more for traditional printers, this process enables us to print many high quality customized orders using a fraction of the labor of typical traditional printers. Our quality control systems are designed around the principles of world-class manufacturing to ensure that we consistently deliver high quality products.

Sales and Marketing

We have developed expertise in direct marketing to target new customers across various channels and to drive more traffic to our websites, as well as to retain existing customers.

To acquire new customers, we employ sophisticated direct marketing technologies and management practices using the Internet, e-mail, and traditional direct marketing mailings. Through channels such as our own permission-based outbound emails and direct URL type-in, we are able to secure orders at relatively low cost. In addition, many of the products that we offer our customers contain the Vistaprint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. As such, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising. We have also run television broadcast campaigns in the United States and have tested this channel in other markets.

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

We place advertisements on the websites of companies such as eBay and Amazon, contract for targeted e-mail marketing services from vendors such as MyPoints, and contract for placement on leading search engines such as Google, Bing and Yahoo!. We maintain affiliate programs with companies under which we permit program members to include hyperlinks to our websites on their sites and in promotional materials and we pay program members for sales generated through those links.

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

Competition

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We compete on the basis of breadth of product offerings, price, convenience, quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high quality design, production and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies; and

•	Internet firms and retailers.

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

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given sub-set of our business, existing customer and supplier relationships, or significantly greater financial, marketing and other resources. Some of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions.

Some of our competitors that either already have an online presence or are seeking to establish an online presence may be able to devote substantially more resources to website and systems development than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with online competitors as use of the Internet and other online services increases. Competitors may also develop new or enhanced products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive.

Business Segment and Geographic Information

We manage our business primarily on a geographic basis. Effective at the beginning of fiscal 2011, our reportable operating segments consist of North America, Europe and Asia Pacific. For more segment and geographic information about our revenues, operating income and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 11 — Segment Reporting” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this business section apply to all of our operating segments.

Seasonality

Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars and personalized gifts. Net income during the second fiscal quarter represented 41%, 40%, and 33% of annual net income in the years ended June 30, 2011, 2010, and 2009, respectively.

Government Regulation

We are not currently subject to direct national, federal, state, provincial or local regulation other than regulations applicable to businesses generally or directly applicable to online commerce. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model. We do not currently provide individual personal information regarding our users to third parties without the user’s permission. You can find more information about the risks relating to government regulation in Item 1A of Part I, “Risk Factors” in this Annual Report.

Employees

As of June 30, 2011, we had approximately 2,600 full-time and approximately 200 temporary employees worldwide. As of June 30, 2011, our largest facilities in terms of employee count were in the United States, Canada, Jamaica, and the Netherlands, each of which employed approximately 400 to 700 people. None of our employees are represented by a labor union. We are required to provide certain employees in our Venlo facility with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and compensation and benefits for employees in our Barcelona office are equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are good.

Corporate Information

Vistaprint N.V. was incorporated under the laws of the Netherlands on June 5, 2009 and on August 30, 2009 became the publicly traded parent company of the Vistaprint group of entities. We maintain our registered office in the Netherlands at Hudsonweg 8, 5928 LW Venlo, the Netherlands. Our telephone number in the Netherlands is +31-77-850-7700. As a result of our change of domicile from Bermuda to the Netherlands on August 30, 2009, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint N.V. became the publicly traded parent company of the Vistaprint group of entities. Vistaprint Limited, the immediate predecessor corporation to Vistaprint N.V., was incorporated under the laws of Bermuda in April 2002.

Available Information

We are registered as a reporting company under the U.S. Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the U.S. Securities and Exchange Commission, or the SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements as required by the Exchange Act and the rules and regulations of the SEC. The public may read and copy our reports, proxy statements and other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Vistaprint N.V, that file electronically with the SEC. The address of this website is www.sec.gov. We make available, free of charge through our United States website, the reports, proxy statements, amendments and other materials we file with or furnish to the SEC as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. The address of our United States website is www.vistaprint.com. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors

We caution you that our actual future results may vary materially from those contained in forward-looking statements that we make in this Report and other filings with the SEC, press releases, communications with investors and oral statements due to the following important factors, among others. Our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, direct mail, advertising banners and other links on third parties’ websites directing customers to our websites, and television broadcast. In addition, we rely heavily upon word of mouth customer referrals. If we are unable to develop or maintain effective means of reaching micro businesses and home and family customers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, then our ability to attract new and repeat customers would be harmed, traffic to our websites would be reduced, and our business and results of operations would be harmed.

Purchasers of micro business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.

The online market for micro business marketing products and services is less developed than the online market for other business and home and family products. If this market does not gain or maintain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased products and services we offer through traditional printing operations and graphic design businesses or who have produced using self-service alternatives. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

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

If our long-term growth strategy is not successful or if our financial projections relating to the effects of our strategy turn out to be incorrect, our business and financial results could be harmed.

We have announced a new long-term investment and financial strategy and associated financial projections relating to the growth of our business over the next five years, but we may not achieve our announced objectives, and our investments in our business may fail to affect our revenue or diluted earnings per share growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers and sell more products to current and new customers;

•	our failure to promote and strengthen our brand;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	unanticipated changes in our business, current and anticipated markets, industry or competitive landscape; and

•	general economic conditions.

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future, many of which are beyond our reasonable control. Our actual results may differ materially from our projections due to various factors, including but not limited to the factors listed immediately above; currency exchange fluctuations, which may affect our revenues and costs; change in the laws and regulations or in the interpretations of laws and regulations to which we are subject, including tax laws, or the institution of new laws or regulations that affect our business; costs and judgments resulting from litigation; and costs and disruptions caused by acquisitions.

If our strategy is not successful, then our revenue and earnings may not grow as anticipated or may decline, our reputation and brand may be damaged, and the price of our shares may decline. In addition, we may change our financial strategy or other components of our overall business strategy if we believe it is not effective, if our business or markets change, or for other reasons which may cause fluctuations in our financial results and volatility in our share price.

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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, EPS objectives, which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:

•	seasonality-driven or other variations in the demand for our products and services;

•	currency fluctuations, which affect our revenues and costs;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	business and consumer preferences for our products and services;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production and fulfillment operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	investments in our business to generate or support revenues and operations in future periods, such as marketing, engineering or consulting spend in a current period for revenue growth or support in future periods;

•	market and industry perception of our success, or lack thereof, in pursuing our long-term growth strategy;

•	improvements in the quality, cost and convenience of desktop printing;

•	compensation expense and charges related to agreements entered into with our executives and employees;

•	costs and charges resulting from litigation; and

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products.

We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases, depreciation and personnel costs, are relatively fixed, and we may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Based on the factors cited above, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely fall.

Seasonal fluctuations in our business place a strain on our operations and resources.

Our second fiscal quarter includes the majority of the holiday shopping season and in each of the last three fiscal years has accounted for more of our revenue and earnings than any other quarter, primarily due to higher sales of home and family products such as holiday cards, calendars and personalized gifts. We believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

We have developed products and services and implemented marketing strategies designed to attract micro business owners and consumers to our websites and encourage them to purchase our products and services. We believe we need to address additional markets and attract new customers to further grow our business. To access new markets and customers, we expect that we will need to develop, market and sell new products and services, expand our marketing and sales channels, expand our business and operations geographically by introducing localized websites in different countries, and develop new strategic relationships. Any failure in these areas could harm our business, financial condition and results of operations.

If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.

In recent years, our number of employees and geographic footprint has grown rapidly, and we expect the number of countries and facilities from which we operate to continue to increase in the future. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate.

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

If we are unable to manage the challenges associated with our global operations, the growth of our business could be negatively impacted.

We operate production facilities or offices in 13 countries and have 24 localized websites to serve various geographic markets. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	failure to comply with laws, treaties and regulations that could expose us to unanticipated taxes, duties and other costs;

•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	disruptions or cessation of important components of our international supply chain;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

Our production facilities, websites, transaction processing systems, network infrastructure, supply chain and customer service operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

•	human error, including but not limited to poor managerial judgment or oversight;

•	fire, flood, earthquake, hurricane or other natural disaster or extreme weather;

•	labor strike, work stoppage or other issue with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	undetected errors or design faults in our technology, infrastructure and processes that may cause our websites to fail; and

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand, particularly during promotional campaign periods and in the seasonal peak we experience in our second fiscal quarter.

In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, our largest customer service, sales and design support operation, are subject to a high degree of hurricane risk and extreme weather conditions.

We have not identified alternatives to all of our facilities, systems, supply chains and infrastructure, including production, to serve us in the event of an interruption, and if we were to find alternatives, they may not be able to meet our requirements on commercially acceptable terms or at all. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

We face intense competition.

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. We expect competition to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies; and

•	Internet firms and retailers.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given sub-set of our business, existing customer and supplier relationships, or significantly greater financial, marketing and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition.

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

Online commerce and communications depend on the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers’ credit card accounts directly, and we retain our customers’ credit card information for a period of time that varies depending on the services we provide to each customer. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of our network or the technology that we use to protect our network and our customer transaction data, such as credit card information. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, anyone who is able to circumvent our security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise of our network or our security could damage our reputation and brand and expose us to losses, litigation and possible liability, which would substantially harm our business and results of operations.

In addition, we may be liable for fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers. To date, quarterly losses from payment fraud have not exceeded 1% of total revenues in any quarter, but we continue to face the risk of significant losses from this type of fraud. Our failure to limit fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google, Bing and Yahoo!. If the search engines on which we rely modify their algorithms, terminate their relationships with us or increase the prices at which we may purchase listings, this could increase our costs and result in fewer customers clicking through to our websites, requiring us to resort to other more costly resources to replace this traffic, which could adversely affect our revenues and operating and net income and could harm our business. In addition, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising. Courts do not always side with the trademark owners in cases involving search engines, and Google has refused to prevent companies from purchasing search results that use the trademark “Vistaprint.” As a result, we may not be able to prevent our competitors from advertising to, and directly competing for, customers who search for the term “Vistaprint” on search engines.

Various private ‘spam’ blacklisting and similar entities have in the past, and may in the future, interfere with our e-mail solicitation, the operation of our websites and our ability to conduct business.

We depend significantly on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain e-mail solicitations that comply with current legal requirements as unsolicited bulk e-mails, or “spam.” Some of these entities maintain “blacklists” of companies and individuals, as well as the websites, Internet service providers and Internet protocol addresses associated with those companies and individuals, that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations. If a company’s Internet protocol addresses are listed by a blacklisting entity, e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

Some of our Internet protocol addresses are currently listed with one or more blacklisting entities despite our belief that our commercial e-mail solicitations comply with all applicable laws. In the future, our other Internet protocol addresses may also be listed with one or more blacklisting entities. We may not be successful in convincing the blacklisting entities to remove us from their lists. Although the blacklisting we have experienced in the past has not had a significant impact on our ability to operate our websites, send commercial e-mail solicitations, or manage or operate our corporate email accounts, it has, from time to time, interfered with our ability to send operational e-mails — such as password reminders, invoices and electronically delivered products — to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. We are currently on certain blacklists and there can be no guarantee that we will not be put on additional blacklists in the future or that we will succeed in removing ourselves from blacklists. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.

Our customers create products that incorporate images, illustrations and fonts that we license from third parties, and any loss of the right to use these licensed materials may substantially harm our business and results of operations.

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties that we use under license agreements. If one or more of these licenses were terminated, the amount and variety of content available on our websites would be significantly reduced. In such an event, we could experience delays in obtaining and introducing substitute content, which might be available only under less favorable terms, or may not be available at all. The termination of one or more of these licenses covering a significant amount of content could have an adverse effect on our business and results of operations.

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

Our business and our customer base have been built primarily through organic growth, and while our Supervisory Board and management team have experience making acquisitions, we have limited experience making acquisitions as a company. However, a component of our strategy is to selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired businesses, technologies or services may be complex, expensive and time consuming and we may not be able to retain key employees of acquired businesses. In addition, acquisitions may lead to reduced earnings if the transaction is dilutive for one or multiple years. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If we were to raise funds through an equity financing, such a financing would result in dilution to our shareholders. If we were to raise funds through a debt financing, such a financing may subject us to covenants restricting the activities we may undertake in the future. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

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

The United States government may further increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business by impeding our shipments into the United States from our Canadian manufacturing facility.

For the fiscal year ended June 30, 2011, we derived 53% of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

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

As of June 30, 2011, we had 56 issued patents worldwide. We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient. There can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, we have in the past and may in the future face infringement, invalidity, intellectual property ownership or similar claims brought by third parties with respect to any of our current or future patents. Any such claims, whether or not successful, could be extremely costly, damage our reputation and brand and substantially harm our business and results of operations.

Our primary brand is “Vistaprint.” As of June 30, 2011, we held trademark registrations for the Vistaprint trademark in 22 jurisdictions, including registrations in our major markets in North America, Europe, and Asia Pacific.

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

From time to time, we may be involved in lawsuits or disputes in which third parties claim that we infringe their intellectual property rights or that we improperly obtained or used their confidential or proprietary information. In addition, from time to time we receive letters from third parties who claim to have patent rights that cover aspects of the technology that we use in our business and that the third parties believe we must license in order to continue to use such technology.

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

Alternatively, we may be required to, or decide to, enter into a license with a third party that claims infringement by us. Any such patent license may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party’s patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues, grow our business or maintain profitability.

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

Our results of operations may be negatively affected if we are required to charge sales, value added or other taxes on Internet sales.

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

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers — for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer — our customers, competitors, governmental regulators and others in Europe, the United States and other countries have in the past complained and filed claims with, and initiated inquiries by, governmental and standards bodies that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints, claims and inquiries in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

If we were required to review the content that our customers incorporate into our products and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, our operations do not involve any human-based review of content for the vast majority of our sales. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content for a product order that we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, racist, scandalous, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction, which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines or monetary damages.

The third party membership programs previously offered on our website may continue to draw customer complaints, litigation and governmental inquiries, which can be costly and could hurt our reputation.

We previously offered on our website third party membership discount programs, some of which have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Although we removed all such membership discount program offerings from our websites as of November 2009 and terminated our relationship with the third party merchant responsible for these programs, we continue to receive complaints from our customers and inquiries by state attorneys general and government agencies regarding these programs. Any private or governmental claims or actions that may be brought against us relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims and have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or damage to our reputation as a result of these claims could have a negative impact on our brand, revenues and profitability.

We are subject to customer payment-related risks.

We accept payments for our products and services on our websites by a variety of methods, including credit or debit card, PayPal, check, wire transfer or other methods. In many geographic regions, we rely on one or two third party companies to provide payment processing services. If these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming. Either of these scenarios could disrupt our business.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate. Our income taxes are based upon the applicable tax laws and tax rates in the countries in which we operate and earn income as well as upon our operating structures in these countries. Many countries’ tax laws and international treaties impose taxation upon entities that conduct a trade or business or operate through a permanent establishment in those countries. However, these applicable laws or treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions. For more information about audits to which we are currently subject refer to Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Income Taxes,” to our consolidated financial statements included in Item 8 of this Annual Report. This could result in an increase to our effective tax rate and adversely affect our results of operations.

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

Because of our corporate structure, our shareholders may find it difficult to pursue legal remedies against the members of our supervisory board or management board.

Our Articles and our internal corporate affairs are governed by Dutch law, and the rights of our shareholders and the responsibilities of our supervisory board and management board are different from those established under United States laws. For example, class action lawsuits and derivative lawsuits are generally not available under Dutch law, and our supervisory board and management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally (including employees, customers and creditors), not just shareholders. Furthermore, we are obligated to indemnify the members of our supervisory board and management board against liabilities for their good faith actions in connection with their service on either board, subject to various exceptions. As a result, our shareholders may find it more difficult to protect their interests against actions by members of our supervisory board or management board than they would if we were a U.S. corporation.

Because of our corporate structure, our shareholders may find it difficult to enforce claims based on United States federal or state laws, including securities liabilities, against us or our management team.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have repurchased our shares and may seek to repurchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares pursuant to certain employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital for Dutch tax purposes and the redemption price.

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

We believe that we were not a PFIC for the tax year ended June 30, 2011 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

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

Our tax rate may increase if our profitability declines. Additionally, we will pay taxes even if we are not profitable on a consolidated basis, which would harm our results of operations.

The intercompany service and related agreements among Vistaprint N.V. and our direct and indirect subsidiaries ensure that the subsidiaries realize profits based on their operating expenses. As a result, if the Vistaprint group is less profitable, or even not profitable on a consolidated basis, the majority of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions. In periods of declining operating profitability or losses on a consolidated basis this structure will increase our tax rate or our consolidated losses and further harm our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own real property associated with the three computer integrated manufacturing facilities we have constructed for the production of our products. Our 512,000 square foot facility located near Windsor, Ontario, Canada services the North American market, our 195,800 square foot facility located in Venlo, the Netherlands primarily services our European market, and our 124,000 square foot facility located in Deer Park, Australia primarily services the Asia-Pacific markets. Our web servers are located in data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda. We own a 12 acre site in Montego Bay, Jamaica on which we expect to construct a new 92,000 square foot building for a customer service, sales and design support center which will replace the leased spaces in Jamaica noted below.

In addition, we lease properties in the locations listed below as of June 30, 2011:

Location	Square Feet	Type	Lease Expires

Lexington, MA, USA	202,000	Technology development, marketing and administrative	April 26, 2017
Barcelona, Spain	49,010	Marketing and administrative	December 31, 2012
Montego Bay, Jamaica	30,010	Customer service, sales and design support center	May 30, 2012
Tunis, Tunisia	25,030	Customer service, sales and design support center	December 31, 2015
Winterthur, Switzerland	20,600	Technology development and prototyping laboratory	June 30, 2014
Berlin, Germany	15,070	Customer service, sales and design support center	October 31, 2014
Paris, France	11,620	Headquarters office, including CEO, CFO and strategy	May 31, 2018
Vadodara, India	7,660	Technology development	March 20, 2014
Sydney, Australia	5,380	Marketing and administrative	September 30, 2012

We believe that the total space available to us in the facilities we own and under our current leases and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 12 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Annual Report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The ordinary shares of Vistaprint N.V. are traded on the NASDAQ Global Select Market under the symbol “VPRT.” The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on The NASDAQ Global Select Market:

	High	Low

Fiscal 2010:
First Quarter	$52.47	$38.88
Second Quarter	$59.92	$46.76
Third Quarter	$62.77	$50.58
Fourth Quarter	$61.85	$42.65

Fiscal 2011:
First Quarter	$52.49	$27.75
Second Quarter	$46.80	$36.00
Third Quarter	$54.56	$44.53
Fourth Quarter	$56.25	$45.18

Holders

As of July 31, 2011, there were approximately 15 holders of record of our ordinary shares.

Dividends

We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings for use in the operation of our business or the repurchase of our shares.

Issuer Purchases of Equity Securities

On November 9, 2010, we announced that our Supervisory Board had authorized a repurchase of up to an aggregate of $160.0 million of our ordinary shares in open market or privately negotiated transactions subject to the purchase parameters set by our shareholders and Supervisory Board including a limit that the repurchases cannot exceed 10% of our issued and outstanding ordinary shares as of November 4, 2010, the date of our Annual General Meeting of Shareholders. We established a share repurchase plan pursuant to SEC Rule 10b5-1 upon authorization of the program to set the manner, timing, price and volume conditions.

During fiscal 2011 we purchased 1,326,933 of our ordinary shares for a cost of $56.9 million; however, there were no purchases during the three months ended June 30, 2011. Additionally, we have purchased 3,074,832 of our ordinary shares subsequent to June 30, 2011 and through August 12, 2011 for a cost of $91.1 million bringing the total ordinary shares repurchased under the plan to 4,401,765 for a total cost of $148.0 million. There is no amount remaining available for future purchases under this program as we have reached the limit of 10% of our issued and outstanding ordinary shares.

Performance Graph

The following graph compares the cumulative total return to shareholders on Vistaprint N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2006 and its relative performance is tracked through June 30, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Vistaprint N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11

Vistaprint N.V.	$100.00	$143.04	$100.07	$159.50	$177.60	$178.95
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
RDG Internet Composite	100.00	132.50	128.38	108.21	126.04	162.61

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue	$817,009	$670,035	$515,826	$400,657	$255,933
Net income	$82,109	$67,741	$55,686	$39,831	$27,143
Net income per ordinary share:
Basic	$1.89	$1.56	$1.29	$0.91	$0.64
Diluted	$1.83	$1.49	$1.25	$0.87	$0.60
Shares used in computing earnings per share:
Basic	43,431,326	43,365,872	43,330,166	43,913,119	42,445,991
Diluted	44,951,199	45,336,561	44,634,191	46,016,364	45,364,257

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$162,634	$153,701	$120,051	$87,731	$54,240
Purchases of property, plant and equipment	(37,405)	(101,326)	(76,286)	(62,740)	(62,845)
Repurchase of ordinary shares	(56,935)	—	(45,518)	—	—

	As of June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$236,552	$162,727	$133,988	$103,145	$69,464
Marketable securities	529	9,604	—	26,598	38,578
Property, plant and equipment, net	262,104	249,961	193,622	154,520	106,192
Total assets	555,900	477,889	369,549	315,952	234,853
Total accrued expenses	68,989	65,609	43,724	35,655	22,403
Total long-term debt, net of current portion	—	—	10,465	19,507	21,772
Total shareholders’ equity	450,093	376,114	285,534	242,505	176,060

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

For the fiscal year ended June 30, 2011, we reported revenue of $817.0 million, representing 22% revenue growth over the prior year. Constant-currency revenue growth was 22% for this period. Diluted earnings per share (“EPS”) grew 23% for the fiscal year ended June 30, 2011 over the prior year to $1.83. The year included solid financial and operational results, with our highest ever new customer additions, increased revenue from existing customers, continued geographic expansion, and healthy growth across our businesses.

Over the last 15 years, we have grown to become a leader in the large and fragmented market for small business marketing solutions. We have built significant competitive advantages via our marketing approach, proprietary technology, and manufacturing expertise. We have driven strong growth and developed substantial scale advantage by executing on our core strengths in mass customization technologies and by introducing an unmatched breadth of small business marketing products. We believe we are now well positioned to capitalize on our past success in order to capture more of the large market opportunity we see ahead of us. To do so, we have adopted a new investment approach designed to support our ability to scale faster and drive significant long-term shareholder returns.

On July 28, 2011, we introduced new five-year organic revenue and earnings per share targets, along with an evolved financial and investment strategy to achieve our goals. We believe that by making disciplined but significant investments in fiscal 2012 and 2013, we will be able to sustain high revenue growth rates over the five-year period, and position ourselves to deliver longer-term earnings per share growth at higher rates than we would have been able to achieve at a smaller investment scale.

Our long-term goal is to be the leading online provider of micro business marketing solutions for businesses or organizations with fewer than 10 employees. Additionally, we plan to continue to focus on key market adjacencies where we believe we can drive additional long-term growth by employing our unique business model and customer value proposition. These adjacencies include digital marketing services, new geographic markets, personalized products for home and family usage, and up-market customers.

The strategy for growth in our core micro business marketing opportunity is to make investments and drive success in the following areas:

•	Customer Value Proposition. We believe our customers currently spend only a small portion of their annual budget for marketing products and services with us. By shifting our success metrics from transactionally focused profit measures to longer-term customer satisfaction and economic measures, we believe we can deliver improvements to our customer experience and value proposition that will significantly increase customer loyalty and lifetime value. Examples of these programs include improving the customer experience on our site, such as ease of use, less cross selling before customers reach the checkout, and expanded customer service.

•	Lifetime Value Based Marketing. We have traditionally acquired customers by targeting micro businesses who are already shopping online through marketing channels such as search marketing, email marketing, and other online advertising. We believe a significant portion of micro businesses in our core markets do not currently use online providers of marketing services. By investing more deeply into existing marketing channels, as well as opening up new channels such as television broadcast and direct mail, we believe we can accelerate our new customer growth and reach offline audiences that are not currently looking to online partners for marketing needs.

•	World Class Manufacturing. We believe our manufacturing processes are best-in-class when it comes to the printing industry. But when compared to the best manufacturing companies in the world, we believe there is significant opportunity to drive further efficiencies and competitive advantages. By focusing additional top engineering talent on key process approaches, we believe we can make a step-function improvement in product quality and reliability, and significantly lower unit manufacturing costs.

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•	Digital Marketing Services. We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are the fastest-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current offering includes websites, email marketing, and local search visibility. Additionally, in fiscal 2011, we added several digital marketing services products or enhancements, including blogs, a search engine optimization tool for website customers, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying digital subscribers has grown to approximately 335,000.

•	Geographies outside North America and Europe. For the fiscal year ended June 30, 2011, revenue generated outside of North America and Europe accounted for approximately 5% of our total revenue. We believe that we have significant opportunity to expand our revenue both in the countries we currently service and in new markets. We completed construction of a production facility near Melbourne, Australia and launched a marketing office in Sydney, Australia in June 2010 to better support our business and customers in Asia Pacific. We intend to further extend our geographic reach by continuing to introduce localized websites in different countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets.

•	Home and Family. Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards and apparel. We intend to add new products and services targeted at the home and family market. We believe that the economies of scale provided by cross selling these products to our extensive micro business customer base, our large production order volumes and integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business.

•	Up-market Customers. We serve customers across the spectrum of micro businesses with fewer than 10 employees, but our strength has traditionally been in the smallest and most price sensitive of these customers. The “up-market” portion of this spectrum tend to have more sophisticated marketing needs, typically spend more per year on their marketing activities and often have 3 to 10 employees in comparison to our current customer base which is concentrated in businesses with 2 or fewer employees. We believe that as we continue to research customer needs and make customer value proposition improvements for our traditional core customer base, we will develop a stronger ability to focus on “up-market” small business customers. We expect this adjacency can serve as a driver of longer-term growth 3 to 5 years from now.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates, which we discuss further below.

Revenue Recognition.  We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services and order referral fees. We recognize revenue arising from sales of products and services, net of discounts, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. Shipping, handling and processing charges billed to customers are included in revenue. For subscription services, we recognize as revenue the fees we charge customers ratably over the term of the service arrangement. A reserve for estimated sales returns and allowances is recorded as a reduction of revenue, based on historical experience or specific identification of an event necessitating a reserve.

Share-Based Compensation.  We measure share-based compensation costs at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of share options. This model requires significant estimates related to the award’s expected life and future stock price volatility of the underlying equity security. In determining the amount of expense to be recorded, we also estimate forfeiture rates for awards based on historical experience to reflect the probability that employees will complete the required service period.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense and assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The unrecognized tax benefits will reduce our effective tax rate if recognized. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes.

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

Recently Issued Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements.”

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2011	2010	2009

As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	35.2%	35.8%	37.2%
Technology and development expense	11.5%	11.7%	11.8%
Marketing and selling expense	33.3%	32.3%	30.9%
General and administrative expense	8.6%	8.7%	8.2%

Income from operations	11.4%	11.5%	11.9%
Interest income	0.1%	0.1%	0.4%
Other expense, net	0.3%	0.2%	0.1%
Interest expense	0.0%	0.2%	0.3%

Income before income taxes	11.2%	11.2%	11.9%
Income tax provision	1.2%	1.1%	1.1%

Net income	10.0%	10.1%	10.8%

In thousands

	Year Ended June 30,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Revenue	$817,009	$670,035	$515,826	22%	30%
Cost of revenue	$287,806	$240,195	$191,944	20%	25%
% of revenue	35.2%	35.8%	37.2%

Revenue

We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services and order referral fees. We also generate a small percentage of our revenue from third-party offerings, which represented less than 1% of total revenue during the fiscal year ended June 30, 2011. Revenue in our second fiscal quarter includes a favorable impact from increased seasonal product sales.

Formerly, we described fluctuations in revenue using three different metrics: sessions, conversion rate and average order value. We have commenced using the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as we believe this approach is more aligned with the way we manage our business and our efforts to drive increased revenue. We believe that by providing unique active customers and average bookings per unique active customer, we offer shareholders a more useful means of assessing our execution against our strategy. Because changes in one of these new metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends and we assess them together to understand their overall impact on revenue and profitability.

We seek to grow revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). A number of factors influence our ability to drive increases in these metrics:

•	Unique active customers. The unique active customer count is the number of individual customers who purchased from us in a given period, with no regard to the frequency of purchase. For example, if a single customer makes 2 distinct purchases within a twelve-month period, that customer is tallied only once in the unique active customer count. We determine the uniqueness of a customer by looking at certain customer data. Unique active customers are driven by both the number of new customers we acquire, as well as our ability to retain customers after their first purchase. During our early growth phase, we focused more resources on the acquisition of new customers through the value of our offering and our broad-based marketing efforts targeted at the mass market for micro business customers. As we have grown larger, our acquisition focus has been supplemented with expanded retention efforts, such as email offers, customer service, and expanding our product offering. Our unique active customer count has grown significantly over the years, and we expect it will continue to grow as we see additional opportunity to drive both new customers as well as increased retention rates. A retained customer is any unique customer in a specific period who has also purchased in any prior period.

•	Average bookings per unique active customer. Average bookings per unique active customer is total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of unique active customers who purchased during that same period of time. We seek to increase average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases from us, the number of products and feature upgrades a customer purchases in a given period, as well as the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, though they do sometimes fluctuate from one quarter to the next depending upon the type of products promoted during a period and promotional discounts offered. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in bookings per customer in our second fiscal quarter ended December 31.

Total revenue for the fiscal year ended June 30, 2011 increased 22% to $817.0 million compared to the fiscal year ended June 30, 2010, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was driven by increases in the number of unique active customers, which grew by 19% to approximately 11.4 million. This was influenced by growth in new customer additions, which grew 16% to approximately 7.4 million, as well as growth in the number of retained customers, which grew 25% to approximately 4.0 million. Additionally, average bookings per unique active customer for the year grew by 3% to approximately $72. The weaker U.S. dollar positively impacted our revenue growth by an estimated 40 basis points in the fiscal year ended June 30, 2011, as compared to the fiscal year ended June 30, 2010.

Revenue increased 30% to $670.0 million, from fiscal 2009 to fiscal 2010, primarily due to increases in sales across our product and service offerings, as well as across geographies. The overall growth during this period was driven by increases in unique active customers, which grew by 20% to approximately 9.6 million. This was influenced by growth in new customer additions, which grew 14% to approximately 6.4 million, as well as growth in the number of retained customers, which grew 33% to approximately 3.2 million. Additionally, average bookings per unique active customer grew by 11% to approximately $70, which was in part due to the expansion of our product offering. The weaker U.S. dollar positively impacted our revenue growth rate by an estimated 230 basis points over the same period.

Total revenue by geographic segment for the fiscal year ended June 30, 2011, 2010 and 2009 are shown in the following tables:

In thousands

				Currency	Constant-
				Impact:	Currency
	Year Ended June 30,		%	(Favorable)/	Revenue
	2011	2010	Change	Unfavorable	Growth (1)

North America (2)	$452,770	$384,034	18%	—%	18%
Europe	321,716	258,534	24%	2%	26%
Asia Pacific	42,523	27,467	55%	(16)%	39%

Total revenue	$817,009	$670,035	22%	—%	22%

				Currency	Constant-
				Impact:	Currency
	Year Ended June 30,		%	(Favorable)/	Revenue
	2010	2009	Change	Unfavorable	Growth (1)

North America (2)	$384,034	$319,954	20%	—%	20%
Europe	258,534	180,714	43%	(3)%	40%
Asia Pacific	27,467	15,158	81%	(29)%	52%

Total revenue	$670,035	$515,826	30%	(2)%	28%

(1)	Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the

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
(2)	Includes referral fee revenue from membership discount programs of $0, $5.2 million and $20.1 million for the fiscal years ended June 30, 2011, 2010 and 2009.

Cost of revenue

Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, and other related costs of products sold by us. Production costs related to free products are included in cost of revenues as incurred.

The increase in cost of revenue from fiscal 2010 to fiscal 2011 was primarily attributable to the increased volume of product shipments during the current year period. The decrease in the cost of revenue as a percentage of total revenue from fiscal 2010 to 2011 was primarily attributable to favorable shifts in product mix including an increase in sales of digital services, improved pricing in relation to shipping costs, and productivity improvements at our manufacturing locations. These improvements were partially offset by lower overhead absorption resulting from the opening of our new production facility in Deer Park, Australia in June 2010.

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

In thousands

	Year Ended June 30,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Technology and development expense	$93,626	$78,387	$60,921	19%	29%
% of revenue	11.5%	11.7%	11.8%
Marketing and selling expense	$271,838	$216,574	$159,143	26%	36%
% of revenue	33.3%	32.3%	30.9%
General and administrative expense	$70,659	$58,031	$42,236	22%	37%
% of revenue	8.6%	8.7%	8.2%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations, content development, amortization of capitalized software and website development costs, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.

The increase in our technology and development expenses of $15.2 million for fiscal 2011 as compared to fiscal 2010 was primarily due to increased payroll and facility-related costs of $9.3 million associated with increased headcount in our technology development and information technology support organizations. At June 30, 2011, we employed 454 employees in these organizations compared to 375 employees at June 30, 2010. In addition, during the fiscal year ended June 30, 2011, we continued to invest in our website infrastructure, which resulted in increased depreciation, hosting services expense and other website related expenses of $5.8 million as compared to the same periods in fiscal 2010. The increase in other website related expenses during fiscal 2011 includes the impact of a legal settlement of a patent claim, offset by expenses in the prior year related to the abandonment of certain acquired intangible assets recorded in conjunction with the Soft Sight, Inc. acquisition.

The increase in our technology and development expenses of $17.5 million for fiscal 2010 as compared to fiscal 2009 was primarily due to increased payroll and benefit costs of $10.4 million associated with increased headcount in our technology development and information technology support organizations. At June 30, 2010, we employed 375 employees in these organizations compared to 302 employees at June 30, 2009. In addition, to support our continued revenue growth during this period, we continued to invest in our website infrastructure, which resulted in increased depreciation and hosting services expense of $2.4 million, increased third-party consulting services of $0.8 million, and increased other expenses of $3.0 million for fiscal 2010 as compared to fiscal 2009. Fiscal 2010 included $0.9 million of expense related to certain acquired intangibles recorded in conjunction with the Soft Sight acquisition that were determined not to have an economic use for Vistaprint and were abandoned.

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; and third-party payment processing fees.

The increase in our marketing and selling expenses of $55.3 million for fiscal 2011 as compared to fiscal 2010 was driven primarily by increases of $41.9 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and facility-related costs of $11.4 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at June 30, 2011, we employed 1,017 employees in these organizations compared to 806 employees at June 30, 2010. In addition, payment processing fees paid to third parties increased by $3.2 million during fiscal 2011, as compared to fiscal 2010 due primarily to increased order volumes. These increases were partially offset by a charge of $1.5 million related to indirect taxes that is included in the fiscal year ended June 30, 2010.

The increase in our marketing and selling expenses of $57.4 million for fiscal 2010 as compared to fiscal 2009 was driven primarily by increases of $39.5 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and benefits related costs of $12.9 million. During this period, we continued to expand our marketing organization and our customer service, sales and design support centers including the addition of our facilities in Berlin, Germany and Tunis, Tunisia. At June 30, 2010, we employed 806 employees in these organizations compared to 609 employees at June 30, 2009. In addition, payment processing fees paid to third-parties increased by $2.8 million during fiscal 2010, as compared to fiscal 2009 due to increased order volumes.

General and administrative expense

General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.

The increase in our general and administrative expenses of $12.6 million for fiscal 2011 as compared to fiscal 2010 was primarily due to increased payroll and facility-related costs of $12.8 million resulting from the continued investment in our general and administrative organizations to support our expansion and growth. At June 30, 2011, we employed 267 employees in these organizations compared to 199 employees at June 30, 2010. These increases were offset by decreased third-party professional fees of $0.8 million during fiscal 2011 as compared to fiscal 2010 due primarily to the completion of our change of domicile to the Netherlands and decreased costs of ongoing litigation and other general and administrative activities.

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

Interest income

Interest income, which consists of interest earned on cash, cash equivalents and marketable securities, was $0.4 million, $0.4 million and $1.7 million during fiscal 2011, 2010 and 2009, respectively. The decrease in interest income is attributable to the decline in interest rates on a year-over-year basis, partially offset by higher levels of interest bearing assets.

Other expense, net

Other expense, net, which primarily consists of gains and losses from currency transactions or revaluation and realized gains and losses related to our marketable securities, was $2.2 million, $1.5 million, and $0.8 million for fiscal 2011, 2010 and 2009, respectively. Increases in other expense, net are primarily due to currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.

Interest expense

Interest expense, which consists of interest and penalties, if any, paid to financial institutions on outstanding balances on our credit facilities, was $0.2 million, $0.8 million, and $1.4 million in fiscal 2011, 2010, and 2009, respectively. The decrease in interest expense from the prior-year periods was due to a decrease in the outstanding principal on our bank loans including payment of the remaining balances of our amended Canadian credit agreement during fiscal 2011 and our Euro revolving credit agreement and original Canadian credit agreement in fiscal 2010.

Income tax provision

	Year Ended June 30,
	2011	2010	2009

Income tax provision	$9,013	$7,273	$5,417
Effective tax rate	9.9%	9.7%	8.9%

Income tax expense increased to $9.0 million for fiscal 2011, as compared to $7.3 million, and $5.4 million for fiscal 2010 and 2009, respectively as a result of increased operating expenses and the transfer pricing agreements between our subsidiaries. The change in the effective tax rate for fiscal 2011 as compared to fiscal 2010 is primarily attributable to unfavorable changes in the amount and geographic mix of taxable earnings partially offset by the retroactive renewal of the U.S. federal research and development tax credit as a result of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 enacted in the quarter ended December 31, 2010.

The increase in the effective tax rate for fiscal 2010 as compared to fiscal 2009 is primarily attributable to the expiration of the U.S. federal research and development tax credit offset by the benefit associated with the geographic mix of taxable earnings.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2011	2010	2009

Capital expenditures	$(37,405)	$(101,326)	$(76,286)
Capitalization of software and website development costs	(6,290)	(6,516)	(7,168)
Depreciation and amortization	50,627	44,367	35,713
Cash flows provided by operating activities	162,633	153,701	120,051
Cash flows used in investing activities	(34,330)	(123,865)	(57,595)
Cash flows (used in) provided by financing activities	(58,282)	1,259	(31,243)

At June 30, 2011, we had $236.6 million of cash and cash equivalents and no long-term debt. Cash and cash equivalents increased $73.8 million in fiscal 2011. The activity of these cash flows during fiscal 2011 related primarily to the following items:

Cash inflows:

•	Net income of $82.1 million;

•	Positive adjustments for non-cash items of $72.1 million including depreciation and amortization of $50.6 million and share-based compensation costs of $21.7 million and $8.4 million provided by working capital and other activities;

•	Net investment activity of $9.6 million; and

•	Proceeds from share issuances pursuant to option exercises of $7.0 million.

Cash outflows:

•	Repurchases of our ordinary shares of $56.9 million;

•	Capital expenditures of $37.4 million of which $16.2 million were related to the purchase of manufacturing and automation equipment for our production facilities, $11.2 million were related to the purchase of land and facilities, and $10.0 million were related to purchases of other assets including information technology infrastructure and office equipment;

•	Internal costs for software and website development that we have capitalized of $6.3 million;

•	Payments of the minimum withholding taxes related to shares withheld on vested restricted stock units of $5.7 million; and

•	Payments in connection with our loan facility of $5.2 million, which included the final balloon payment on our amended Canadian credit agreement in December 2010.

Additional Liquidity and Capital Resources Information.  During fiscal 2011, we financed our operations primarily through internally generated cash flows from operations. We believe that our available cash, cash flows generated from operations and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our new growth strategy including capital expenditure requirements for the foreseeable future. We currently plan to invest approximately $75 million to $95 million on capital expenditures in fiscal 2012, primarily due to plans to expand our manufacturing capacity in Europe, construction of our Jamaican customer service, sales and design support center, and other IT and manufacturing equipment requirements to support our growth.

We may also use a combination of available cash, cash flow generated from operations, and debt financing to repurchase our ordinary shares. Pursuant to our repurchase program announced in November 2010, we have purchased 3,074,832 of our ordinary shares subsequent to June 30, 2011 and through August 12, 2011 for a cost of $91.1 million bringing the total ordinary shares repurchased under the plan to 4,401,765 for a cost of $148.0 million. We have reached the program limit of 10% of our issued and outstanding ordinary shares as of the date the program was authorized and plan to seek shareholder approval for additional share repurchases.

As part of our growth strategy we expect to be more proactive in assessing potential merger and acquisition targets, though we will continue to be prudent and selective. We believe that if we were to make investments incremental to our plan in areas such as mergers and acquisitions, we may require external debt financing that we believe would be available to us on commercially acceptable terms.

Contractual Obligations

Contractual obligations at June 30, 2011 are as follows:

In thousands

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
	Total	year	years	years	years

Operating lease obligations	$46,349	$9,043	$15,849	$14,774	$6,683
Purchase obligations	23,020	23,020	—	—	—

Total (1)	$69,369	$32,063	$15,849	$14,774	$6,683

(1)	We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $2.5 million as of June 30, 2011 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 10 — Income Taxes.”

Long-Term Debt.  During fiscal 2011, we paid the remaining balance of our amended Canadian credit agreement. There are no remaining long-term debt obligations outstanding as of June 30, 2011.

Operating Leases.  We rent office space under operating leases expiring on various dates through 2018. Future rental payments required under our leases are an aggregate of approximately $46.3 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $2.0 million and $0.4 million, respectively. We have entered into an operating lease for a new location for our headquarters office in Paris, France and plan to exit our existing office space prior to the end of the calendar year. Both leases are included in the calculation of future rental payments as of June 30, 2011. We may incur costs in the future to exit the lease for the current location, although we do not have an ability to estimate the timing or amount of such costs.

Purchase Obligations.  At June 30, 2011, we had unrecorded commitments under contract of $23.0 million, which were principally composed of site development and construction of our Jamaican customer service, sales and design support centers of approximately $14.8 million, production and computer equipment purchases of approximately $6.6 million, and other unrecorded purchase commitments of $1.6 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our cash, cash equivalents and marketable securities that at June 30, 2011 consisted of money market funds and an investment in a municipal auction rate security. These cash equivalents and marketable securities are held for working capital purposes and we do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk.

Currency Exchange Rate Risk.  We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. Therefore, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar as follows:

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

change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $0.8 million and a decrease of $0.7 million on our income before income taxes for the fiscal years 2011 and 2010, respectively.

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

Foreign currency transaction losses included in other expense, net for the years ended June 30, 2011, 2010, and 2009 were $2.1 million, $1.5 million, and $0.8 million, respectively.

Item 8.	Financial Statements and Supplementary Data

VISTAPRINT N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Supervisory Board and Shareholders of
Vistaprint N.V.

We have audited the accompanying consolidated balance sheets of Vistaprint N.V. (“the Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vistaprint N.V. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vistaprint N.V.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
August 17, 2011

VISTAPRINT N.V.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	June 30,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$236,552	$162,727
Marketable securities	529	9,604
Accounts receivable, net of allowances of $243 and $53, respectively	13,389	9,389
Inventory	8,377	6,223
Prepaid expenses and other current assets	13,444	15,059

Total current assets	272,291	203,002
Property, plant and equipment, net	262,104	249,961
Software and web site development costs, net	6,046	6,426
Deferred tax assets	6,522	7,277
Other assets	8,937	11,223

Total assets	$555,900	$477,889

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,998	$16,664
Accrued expenses	68,989	65,609
Deferred revenue	8,819	4,138
Current portion of long-term debt	—	5,222

Total current liabilities	93,806	91,633
Deferred tax liabilities	3,794	3,151
Other liabilities	8,207	6,991

Total liabilities	105,807	101,775

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 120,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 and 49,891,244 shares issued and 43,144,718 and 43,855,164 shares outstanding, respectively	699	698
Treasury shares, at cost, 6,805,571 and 6,036,080 shares, respectively	(85,377)	(29,637)
Additional paid-in capital	273,260	249,153
Retained earnings	248,634	166,525
Accumulated other comprehensive income (loss)	12,877	(10,625)

Total shareholders’ equity	450,093	376,114

Total liabilities and shareholders’ equity	$555,900	$477,889

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended June 30,
	2011	2010	2009

Revenue	$817,009	$670,035	$515,826
Cost of revenue (1)	287,806	240,195	191,944
Technology and development expense (1)	93,626	78,387	60,921
Marketing and selling expense (1)	271,838	216,574	159,143
General and administrative expense (1)	70,659	58,031	42,236

Income from operations	93,080	76,848	61,582
Interest income	435	441	1,725
Other expense, net	2,197	1,491	803
Interest expense	196	784	1,401

Income before income taxes	91,122	75,014	61,103
Income tax provision	9,013	7,273	5,417

Net income	$82,109	$67,741	$55,686

Basic net income per share	$1.89	$1.56	$1.29

Diluted net income per share	$1.83	$1.49	$1.25

Weighted average shares outstanding — basic	43,431,326	43,365,872	43,330,166

Weighted average shares outstanding — diluted	44,951,199	45,336,561	44,634,191

(1)	Share-based compensation is allocated as follows:

	Year Ended June 30,
	2011	2010	2009

Cost of revenue	$686	$840	$745
Technology and development expense	4,178	5,790	5,053
Marketing and selling expense	3,841	4,965	4,021
General and administrative expense	12,972	10,785	9,654

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Ordinary Shares		Treasury Shares				Accumulated
	Number of		Number		Additional		Other	Total
	Shares		of		Paid-in	Retained	Comprehensive	Shareholders’
	Issued	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at June 30, 2008	48,779	$683	(4,500)	$—	$190,632	$43,098	$8,092	$242,505
Issuance of ordinary shares due to share option exercises	807	11			12,056			12,067
Restricted share units vested, net of shares withheld for taxes	359	5	(85)	(2,818)	(1,363)			(4,176)
Excess tax benefits from share-based compensation					9,603			9,603
Share-based compensation expense					19,737			19,737
Repurchase of ordinary shares	(770)	(11)	(1,784)	(27,063)	(18,444)			(45,518)
Comprehensive income:
Net income						55,686		55,686
Foreign currency translation							(4,382)	(4,382)
Unrealized gain on marketable securities							12	12

Total comprehensive income								51,316

Balance at June 30, 2009	49,175	$688	(6,369)	$(29,881)	$212,221	$98,784	$3,722	$285,534

Issuance of ordinary shares due to share option exercises	633	9	151	721	14,247			14,977
Restricted share units vested, net of shares withheld for taxes	83	1	182	(477)	(5,666)			(6,142)
Excess tax benefits from share-based compensation					6,272			6,272
Share-based compensation expense					22,079			22,079
Comprehensive income:
Net income						67,741		67,741
Foreign currency translation							(14,368)	(14,368)
Unrealized gain on cash flow hedge, net of tax							49	49
Unrealized loss on marketable securities							(28)	(28)

Total comprehensive income								53,394

Balance at June 30, 2010	49,891	$698	(6,036)	$(29,637)	$249,153	$166,525	$(10,625)	$376,114

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(CONTINUED)
(in thousands)

	Ordinary Shares						Accumulated
	Number of		Treasury Shares		Additional		Other	Total
	Shares		Number		Paid-in	Retained	Comprehensive	Shareholders’
	Issued	Amount	of Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at June 30, 2010	49,891	$698	(6,036)	$(29,637)	$249,153	$166,525	$(10,625)	$376,114
Issuance of ordinary shares due to share option exercises	59	1	256	3,035	3,977			7,013
Restricted share units vested, net of shares withheld for taxes			301	(1,840)	(3,813)			(5,653)
Excess tax benefits from share-based compensation					2,515			2,515
Share-based compensation expense					21,428			21,428
Repurchase of ordinary shares			(1,327)	(56,935)				(56,935)
Comprehensive income:
Net income						82,109		82,109
Foreign currency translation							23,483	23,483
Reclassification of unrealized gains to net income							19	19

Total comprehensive income								105,611

Balance at June 30, 2011	49,950	$699	(6,806)	$(85,377)	$273,260	$248,634	$12,877	$450,093

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2011	2010	2009

Operating activities
Net income	$82,109	$67,741	$55,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,627	44,367	35,713
Abandonment of intangible assets acquired in a business acquisition	—	920	—
Realized loss on marketable securities	71	—	—
Realized loss on sale, disposal, or impairment of long-lived assets	486	535	1,892
Amortization of premiums and discounts on short-term investments	163	127	—
Share-based compensation expense	21,677	22,380	19,473
Excess tax benefits derived from share-based compensation awards	(2,515)	(6,272)	(9,603)
Deferred taxes	1,614	179	(4,538)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(3,454)	(3,727)	276
Inventory	(1,466)	(2,224)	(1,921)
Prepaid expenses and other assets	9,936	3,792	(4,879)
Accounts payable	(2,610)	6,176	3,148
Accrued expenses and other liabilities	5,995	19,707	24,804

Net cash provided by operating activities	162,633	153,701	120,051

Investing activities
Purchases of property, plant and equipment	(37,405)	(101,326)	(76,286)
Proceeds from sale of equipment	—	177	—
Business acquisition, net of cash acquired	—	(6,496)	—
Purchases of marketable securities	—	(9,804)	(6,078)
Sales, maturities and redemptions of marketable securities	9,570	100	31,937
Purchases of intangible assets	(205)	—	—
Capitalization of software and website development costs	(6,290)	(6,516)	(7,168)

Net cash used in investing activities	(34,330)	(123,865)	(57,595)

Financing activities
Repayments of long-term debt	(5,222)	(13,848)	(3,219)
Payment of withholding taxes in connection with vesting of restricted share units	(5,653)	(6,142)	(4,176)
Repurchase of ordinary shares	(56,935)	—	(45,518)
Excess tax benefits derived from share-based compensation awards	2,515	6,272	9,603
Proceeds from issuance of shares	7,013	14,977	12,067

Net cash (used in) provided by financing activities	(58,282)	1,259	(31,243)

Effect of exchange rate changes on cash	3,804	(2,356)	(370)

Net increase in cash and cash equivalents	73,825	28,739	30,843
Cash and cash equivalents at beginning of period	162,727	133,988	103,145

Cash and cash equivalents at end of period	$236,552	$162,727	$133,988

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2011	2010	2009

Cash paid during the period for:
Interest	$219	$883	$1,391
Income taxes	4,259	1,573	3,021

See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2011, 2010 and 2009
(in thousands, except share and per share data)

1.	Description of the Business

The Vistaprint group of companies offers micro businesses the ability to market their businesses with a broad range of brand identity and promotional products, marketing services and digital solutions. Through the use of proprietary Internet-based graphic design software, localized websites, proprietary order receiving and processing technologies and advanced computer integrated production facilities, we offer a broad spectrum of products, such as business cards, website hosting, apparel, signage, promotional gifts, brochures, online marketing and creative services. We focus on serving the marketing, graphic design and printing needs of the micro business market, generally businesses or organizations with fewer than 10 employees and usually 2 or fewer. We also provide personalized products for home and family use.

Change of Domicile

On August 30, 2009, we moved our place of incorporation of the publicly traded parent entity of the Vistaprint group of companies from Bermuda to the Netherlands. Vistaprint N.V. was formed as a limited liability company (naamloze vennootschap) under the laws of the Netherlands. Pursuant to a scheme of arrangement under Bermuda law approved by the common shareholders of Vistaprint Limited, among other things, each common share of Vistaprint Limited was exchanged for one ordinary share of Vistaprint N.V. This change of domicile was accounted for as a merger between entities under common control and as a result all historical share information has been restated to reflect its impact. The historical financial statements of Vistaprint Limited for periods prior to this transaction are considered to be the historical financial statements of Vistaprint N.V. The change of domicile has not had and is not expected to have a material impact on how we conduct our day-to-day operations, our financial position, consolidated effective tax rate, results of operations or cash flows.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the useful lives and valuation of our long-lived assets, share-based compensation, income taxes and litigation and contingencies, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of money market funds. Cash and cash equivalents restricted for use were $1,205 and $2,005 as of June 30, 2011 and 2010, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. Our marketable securities are classified as “available-for-sale securities” and carried at fair value, with the unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. At June 30, 2011 and 2010, we held one municipal auction rate security (“ARS”) as a result of failed auctions. The issuer of the ARS initiated a tender offer in June 2011 and, on July 14, 2011, the securities were redeemed. As of June 30, 2011, the ARS has been included in marketable securities at its redemption value and a realized loss of $71 has been included in other expense, net, of which $40 was reclassified from other comprehensive income. There were no other-than-temporary impairments during the years ended June 30, 2010 and 2009.

Cash, cash equivalents and marketable securities as of June 30, 2011 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Gains (Losses)	Fair Value
Cash and cash equivalents	$236,552	$—	$236,552
Marketable securities:
Municipal auction rate security	529	—	529

Total cash and cash equivalents, and marketable securities	$237,081	$—	$237,081

Cash, cash equivalents and marketable securities as of June 30, 2010 consisted of the following:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value

Cash and cash equivalents	$162,727	$—	$162,727

Marketable securities:
Corporate debt securities	6,772	(27)	6,745
U.S government and agency securities	1,900	—	1,900
Certificates of Deposit	960	(1)	959

Total current marketable securities	9,632	(28)	9,604

Municipal auction rate security	700	(40)	660

Total long-term marketable securities	700	(40)	660

Total cash and cash equivalents, and marketable securities	$173,059	$(68)	$172,991

Accounts Receivable

Accounts receivable includes amounts due from customers, affiliates and partners. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is considered remote.

Inventories

Inventories consist primarily of raw materials and are recorded at the lower of cost or market value using a first-in, first-out method.

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

Amortization of previously capitalized amounts in the years ended June 30, 2011, 2010 and 2009 was $6,653, $6,780 and $5,762, respectively, resulting in accumulated amortization of $12,370 and $12,205 at June 30, 2011 and 2010, respectively.

Leases

We categorize leases at their inception as either operating or capital leases. Costs for operating leases that include incentives such as payment escalations or rent abatements are recognized on a straight-line basis over the term of the lease. Additionally, inducements received are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their expected useful life or the life of the lease, excluding renewal periods.

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

Intangible Assets

All costs related to patent applications are expensed as incurred. The costs of purchasing patents from unrelated third parties are capitalized and amortized over the estimated useful life of the patent. The costs of pursuing others who are believed to infringe on our patents, as well as costs of defending against patent-infringement claims, are expensed as incurred.

We record acquired intangible assets at fair value on the date of acquisition and amortize such assets using the straight-line method over the expected useful life of the asset, unless another amortization method was deemed to be more appropriate. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Estimated future intangible asset amortization expense for the next five fiscal years based on balances at June 30, 2011 is $910, $694, $340, $92, and $46, respectively.

Long-Lived Assets

We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets, excluding goodwill, may warrant revision or that the carrying value of these assets may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

For the fiscal years ended June 30, 2011, 2010 and 2009 we recorded impairment charges on long-lived assets of $252, $514 and $1,363, respectively.

Goodwill

Goodwill is evaluated for impairment on an annual basis during the fiscal third quarter, or earlier if impairment indicators are present. Our annual impairment test concluded that there was no impairment of goodwill, and there have been no indications of impairment that would require an updated analysis as of June 30, 2011. Goodwill is included in other assets on the accompanying balance sheet.

Revenue Recognition

We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services and order referral fees. We recognize revenue arising from sales of products and services when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on our part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services we recognize revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.

Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Sales and purchases in jurisdictions which are subject to indirect taxes, such as value added tax (“VAT”), are recorded net of tax collected and paid as we act as an agent for the government.

Advertising Expense

Advertising costs are expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2011, 2010 and 2009 was $177,101, $135,675 and $95,378, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2011, 2010 and 2009 was $11,128, $8,501 and $7,069, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense and assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The unrecognized tax benefits will reduce our effective tax rate if recognized. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes.

Foreign Currency Translation

Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of other comprehensive income (loss). Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other expense, net and were $2,126, $1,491 and $803 for the years ended June 30, 2011, 2010 and 2009, respectively.

Shareholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of shareholders’ equity and comprehensive income.

The components of accumulated other comprehensive income (loss) were as follows:

	June 30,
	2011	2010

Cumulative translation adjustments	$12,877	$(10,606)
Unrealized gain on cash flow hedge, net of tax of $0 and $22, respectively	—	49
Unrealized loss on marketable securities	—	(68)

Accumulated other comprehensive income (loss)	$12,877	$(10,625)

Treasury Shares

Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options and restricted share units (“RSUs”), using the treasury stock method as our unvested share options and RSUs do not have rights to dividends.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2011	2010	2009

Weighted average shares outstanding, basic	43,431,326	43,365,872	43,330,166
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs	1,519,873	1,970,689	1,304,025

Shares used in computing diluted net income per share	44,951,199	45,336,561	44,634,191

Weighted average anti-dilutive shares excluded from diluted net income per share	640,214	259,398	2,096,825

Compensation Expense

Share-Based Compensation

Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our ordinary shares. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of share awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We had one customer that represented 26% of our total accounts receivable at June 30, 2011. All balances related to this one customer have been collected as of the date of this filing.

We maintain an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded our expectations.

Recently Adopted Accounting Pronouncements

Effective July 1, 2010, we adopted Accounting Standards Update (“ASU”) 2009-13 Multiple-Deliverable Revenue Arrangements, which amends ASC Subtopic 650-25 Revenue Recognition — Multiple-Element Arrangements to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for our third quarter of the fiscal year ending June 30, 2012, and we do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05 Presentation of Comprehensive Income, which makes the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of shareholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. The new guidance is effective for our fiscal year ending June 30, 2013, and we do not expect its adoption to have a material effect on our financial position or results of operations.

3.	Fair Value Measurements

We use a three-level valuation hierarchy for measuring fair value and include detailed financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following tables summarize, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2011
		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$236,552	$236,552	$—	$—
Auction rate security	529	—	—	529

Total assets recorded at fair value	$237,081	$236,552	$—	$529

	June 30, 2010
		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$162,727	$162,727	$—	$—
Corporate debt securities	6,745	6,745	—	—
U.S. government and agency securities	1,900	1,900	—	—
Certificates of deposit	959	959	—	—
Auction rate security	660	—	—	660

Total assets recorded at fair value	$172,991	$172,331	$—	$660

The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) at June 30, 2011 and 2010:

Balance at June 30, 2009	$760
Maturities or redemptions	(100)

Balance at June 30, 2010	$660
Maturities or redemptions	(100)
Reclassification of unrealized loss to net income	40
Realized loss	(71)

Balance at June 30, 2011	$529

4.	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2011	2010

Land improvements	10 years	$1,416	$1,172
Building and building improvements	10 - 30 years	119,233	82,619
Machinery and production equipment	4 - 10 years	165,261	143,338
Computer software and equipment	3 - 5 years	60,822	48,689
Furniture, fixtures and office equipment	5 - 7 years	11,075	9,353
	Shorter of lease term or
Leasehold improvements	expected life of the asset	7,645	4,663
Construction in progress		13,422	37,910

		378,874	327,744
Less accumulated depreciation		(145,724)	(96,945)

		233,150	230,799
Land		28,954	19,162

Property, plant, and equipment, net		$262,104	$249,961

Depreciation expense totaled $43,410, $37,199 and $29,236 for the years ended June 30, 2011, 2010 and 2009, respectively.

5.	Goodwill and Acquired Intangible Assets

On December 30, 2009, we acquired 100% of the outstanding equity of Soft Sight, Inc., a privately held developer of embroidery digitization software based in the United States, for $6,500 in cash. Soft Sight’s proprietary software enables a customer’s uploaded graphic artwork to be automatically converted into embroidery stitch patterns for subsequent manufacturing. We launched a line of embroidered products to customers in fiscal 2011.

We allocated the purchase price for Soft Sight to net tangible assets of $52, intangible assets of $2,647, goodwill of $4,168 and net deferred tax liabilities of $368. Of the $2,647 of acquired intangible assets, $920 was immediately expensed as it will not be used and does not have economic value for us. The carrying value of the remaining intangible assets related to developed embroidery technology and customer lists are being amortized over a weighted average life of approximately 3.8 years.

6.	Accrued Expenses

Accrued expenses included the following:

	June 30,
	2011	2010

Compensation costs (1)	$23,142	$16,263
Advertising costs (2)	21,407	17,627
Income and indirect taxes	8,427	12,403
Shipping costs	2,694	2,351
Professional costs	1,716	2,475
Purchases of property, plant and equipment (3)	1,236	7,129
Other	10,367	7,361

Total accrued expenses	$68,989	$65,609

(1)	The increase in accrued compensation costs is principally a result of our expansion in headcount and the associated increase in payroll and benefit related costs to support our growth.

(2)	The increase in accrued advertising costs is principally a result of our increased customer acquisition and retention promotion costs.

(3)	The decrease in accrued purchases of property, plant and equipment is principally a result of the outstanding payments due as of June 30, 2010 related to our Australia production facility that was completed and commenced production in June 2010.

7.	Long-Term Debt

Long-term debt is summarized as follows:

	June 30,
	2011	2010

Amended Canadian credit agreement	$—	$5,222

Total long-term debt	$—	$5,222

In December 2005, we amended our original Canadian credit agreement to include an additional $10,000 equipment term loan. The borrowings were used to finance printing equipment purchases for the Windsor production facility. During the second quarter of fiscal 2011, the final balloon payment on our amended Canadian credit agreement became due and was paid in full in the amount of $4,667. We had no remaining long-term debt obligations outstanding as of June 30, 2011.

8.	Shareholders’ Equity

Share repurchases

On November 9, 2010, we announced that our Supervisory Board authorized a repurchase of up to an aggregate of $160,000 of our ordinary shares in open market or privately negotiated transactions subject to the parameters set by our shareholders and Supervisory Board including a limit that the repurchases cannot exceed 10% of our issued and outstanding ordinary shares as of November 4, 2010, the date of our Annual General Meeting of Shareholders. We established a share repurchase plan pursuant to Securities and Exchange Commission Rule 10b5-1 upon authorization of the program to set the manner, timing, price and volume conditions. During fiscal 2011, we purchased 1,326,933 of our ordinary shares for a total cost of $56,935. Additionally, we have purchased 3,074,832 of our ordinary shares subsequent to June 30, 2011 and through August 12, 2011 for a total cost of $91,088 bringing the total ordinary shares repurchased under the plan to 4,401,765 for a total cost of $148,023 including transaction costs. There is no amount remaining available for future purchases under this program as we have reached the limit of 10% of our issued and outstanding ordinary shares.

For RSUs that vest, we also withhold shares with value equivalent to certain employees’ minimum statutory withholding obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were $5,653, $6,142, and $4,176 in fiscal 2011, 2010, and 2009, respectively, and are reflected as a financing activity within the Consolidated Statement of Cash Flows. These withholdings have the effect of share repurchases by us as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

Share-based awards

The 2011 Equity Incentive Plan (the “2011 Plan”) became effective upon shareholder approval on June 30, 2011, and provides for employees, officers, non-employee directors, consultants and advisors to receive restricted share awards or other share-based awards or options to purchase ordinary shares. Among other terms, the 2011 Plan requires that the exercise price of any share option or share appreciation right granted under the 2011 Plan be at least 100% of the fair market value of the ordinary shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of ten years; provides that shares underlying outstanding awards under the Amended and Restated 2005 Equity Incentive Plan that are cancelled, forfeited, expired or otherwise terminated without having been exercised in full will become available for the grant of new awards under the 2011 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2011 Plan provides that the number of ordinary shares available for issuance under the Plan will be reduced by (i) 1.56 ordinary shares for each share subject to a restricted share or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the ordinary shares on the date of grant and (ii) one ordinary share for each share subject to any other award under the 2011 Plan.

Our 2005 Non-Employee Directors’ Share Option Plan provides for non-employee directors to receive option grants upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they are continuing to serve as a director at such time.

We also have two additional plans with options and RSUs outstanding and from which we will not grant any additional awards. An aggregate of 6,491,968 ordinary shares are available for future awards under all of our share-based award plans as of June 30, 2011. A combination of new shares and treasury shares has historically been used in fulfillment of option exercises and RSU award vests.

Share options

Options are granted to purchase ordinary shares at prices that are equal to the fair market value of the shares on the date the option is granted and have a contractual term of ten years. Options generally vest quarterly over 3 years for directors and 25% after one year and quarterly thereafter for employees.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. Use of a valuation model requires management to make certain assumptions with respect to inputs. The expected volatility assumption is based upon historical volatility of our share price. The expected life assumption is based on the contractual and vesting term of the option and historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity equal to the expected life assumed at the grant date. Weighted-average values used for option grants in 2011, 2010 and 2009 were as follows:

	Year Ended June 30,
	2011	2010	2009

Risk-free interest rate	1.79%	2.03%	1.48%
Expected dividend yield	0%	0%	0%
Expected life (years)	5.00	4.92	3.94
Expected volatility	57%	57%	58%
Weighted average fair value of options granted	$24.47	$24.34	$14.06

A summary of our share option activity and related information for the year ended June 30, 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value

Outstanding at the beginning of the period	2,858,500	$22.03
Granted	285,205	$48.76
Exercised	(315,175)	$22.25
Forfeited/cancelled	(10,597)	$41.23

Outstanding at the end of the period	2,817,933	$24.63	5.58	$66,523

Vested or expected to vest at the end of the period	2,772,556	$24.27	5.52	$66,357

Exercisable at the end of the period	2,266,351	$19.94	4.80	$63,300

The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on June 30, 2011. The total intrinsic value of options exercised during the fiscal years ended June 30, 2011, 2010 and 2009 was $8,319, $26,667, and $15,203, respectively.

Restricted share units

The fair value of RSU grants is equal to the fair market value of our shares on the date of grant and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. RSUs generally vest quarterly for 3 years for directors and 25% after one year and quarterly thereafter for employees.

A summary of our unvested RSU activity and related information for the fiscal year ended June 30, 2011 is as follows:

		Weighted-
		Average	Aggregate
		Grant Date Fair	Intrinsic
	RSUs	Value	Value

Unvested at the beginning of the period	848,800	$38.96
Granted	422,047	41.77
Vested and distributed	(427,599)	36.87
Forfeited	(61,064)	36.21

Unvested at the end of the period	782,184	$41.83	$37,428

The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2011, 2010 and 2009 was $41.77, $51.06, and $28.37, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2011, 2010 and 2009 was $19,277, $19,456, and $12,589, respectively.

Share-based compensation

Total share-based compensation costs were $21,677, $22,380 and $19,473 for the years ended June 30, 2011, 2010 and 2009, respectively. Share-based compensation costs capitalized as part of software and website development costs were $347, $530 and $994 for the years ended June 30, 2011, 2010 and 2009, respectively.

At June 30, 2011, there was $36,948 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.6 years.

9.	Employees’ Savings Plan

We maintain certain government mandated and defined contribution plans throughout the world. The most significant is our defined contribution retirement plan in the U.S. (the “Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the Plan. Under the provisions of the Plan, employees may voluntarily contribute up to 80% of eligible compensation, subject to IRS limitations. We match 50% of each participant’s voluntary contributions, subject to a maximum company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over four years.

We expensed $4,515, $3,560 and $2,524 for our government mandated and defined contribution plans in the years ended June 30, 2011, 2010 and 2009, respectively.

10.	Income Taxes

The following is a summary of our income before taxes by geography:

	Year Ended June 30,
	2011	2010	2009

U.S.	$13,247	$10,250	$9,402
Non-U.S.	77,875	64,764	51,701

Total	$91,122	$75,014	$61,103

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2011	2010	2009

Current:
U.S. Federal	$3,025	$5,607	$4,766
U.S. State	1,521	1,366	2,234
Non-U.S.	2,894	2,530	3,062

Total current	7,440	9,503	10,062

Deferred:
U.S. Federal	628	(1,797)	(2,344)
U.S. State	18	(289)	(1,289)
Non-U.S.	927	(144)	(1,012)

	1,573	(2,230)	(4,645)

Total	$9,013	$7,273	$5,417

The following is a reconciliation of the standard U.S. statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2011	2010	2009

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal effect	1.1%	1.0%	1.0%
Foreign rate differential	(25.1)%	(26.0)%	(25.8)%
Increase in valuation allowance	0.8%	1.3%	0.0%
Other	(0.9)%	(0.6)%	(0.3)%

Effective income tax rate	9.9%	9.7%	8.9%

Significant components of our deferred income tax assets and liabilities consist of the following at June 30, 2011 and 2010:

	Year Ended
	June 30,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$1,795	$3,312
Depreciation and amortization	1,160	761
Accrued expenses	1,551	1,245
Shared-based compensation	6,886	5,923
Corporate minimum tax	488	167
R&D credit carryforwards	629	330

Subtotal	12,509	11,738
Valuation allowance	(1,646)	(944)

Total deferred tax assets	10,863	10,794

Deferred tax liabilities:
Depreciation and amortization	(6,484)	(5,401)
Other	—	(22)

Total deferred tax liabilities	(6,484)	(5,423)

Net deferred tax assets	$4,379	$5,371

The current portion of the net deferred taxes at June 30, 2011 and 2010 was an asset of $1,651 and $1,245, respectively, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance has been recorded against the $6,886 deferred tax asset associated with share-based compensation charges at June 30, 2011. However, in the future, if the underlying awards expire, are released or exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. The increase in the valuation allowance from the prior year relates to current year losses incurred in certain jurisdictions for which management has determined that it is more likely than not that these losses will not be utilized in the foreseeable future. Based on the weight of available evidence at June 30, 2011, management believes that it is more likely than not that all other net deferred tax assets will be realized. We will continue to assess the realization of the deferred tax assets based on operating results.

As of June 30, 2011, we had U.S. federal and state net operating loss carryforwards of approximately $1,024 that expire on various dates up to and through the year 2030. The utilization of federal net operating losses is partially subject to annual limitation under the change in share ownership rules of Internal Revenue Code Section 382. We had foreign net operating loss carryforwards of approximately $5,164 that expire on various dates up to and through 2020 and $335 that will never expire. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose. In addition, we had approximately $2,614 of state net operating loss and $696 of federal R&D tax credit carryforwards as a result of excess tax deductions related to share-based compensation. We will realize the benefit of these excess tax deductions through increases to shareholders’ equity in the periods in which these carryforwards are utilized to reduce tax payments.

We had corporate minimum tax credit carryforwards and research and development tax credits in Canada of approximately $488 and $629, respectively, that expire at various dates through 2031.

As of June 30, 2011, our Bermuda-based subsidiary, Vistaprint Limited, had undistributed earnings of $136,816 which may be distributed to our parent company, Vistaprint N.V. We have determined these earnings are not subject to income or withholding taxes upon repatriation. Undistributed earnings of our remaining subsidiaries are considered to be indefinitely reinvested. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable. Determination of the amount of unrecognized tax liability associated with withholding taxes is not practicable due to the complexities associated with this hypothetical calculation.

For the years ended June 30, 2011 and 2010, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,153 and $2,085, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties for the years ended June 30, 2011 and 2010 were $278 and $242, respectively.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2009	$1,477
Additions based on tax positions related to the current tax year	290
Additions based on tax positions related to prior tax years	585
Statute of limitation expirations	(21)

Balance at June 30, 2010	$2,331
Additions based on tax positions related to the current tax year	410
Additions based on tax positions related to prior tax years	411
Reductions due to audit settlements	(656)

Balance at June 30, 2011	$2,496

It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. However, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time. We believe we have appropriately provided for all tax uncertainties.

We have entered into and operate pursuant to transfer pricing agreements that establish the transfer prices for transactions among group subsidiaries in Canada, France, the Netherlands, Jamaica, Spain, Switzerland, Tunisia, Germany, Bermuda, Australia, Japan and the United States. The determination of appropriate transfer prices requires us to apply judgment. We believe that our transfer pricing is in accordance with our advanced tax rulings and applicable statutory regulations.

One of our U.S. subsidiaries and one of our Bermuda subsidiaries are under audit by the United States Internal Revenue Service (IRS). In April 2011, the U.S. subsidiary received a Revenue Agent’s Report (RAR) from the IRS assessing tax for the years under examination. We disagree with the position taken by the IRS and have filed a written protest with the IRS Office of Appeals. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts. In addition, the Canada Revenue Agency is auditing one of our Canadian subsidiaries. We do not believe that the resolution of these tax examinations will have a material impact on our financial position or results of operations.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. Generally, the years 2005 through 2010 remain open for examination by the tax authorities in the tax jurisdictions in which we operate.

11.	Segment Information

During the first quarter of fiscal 2011, we changed our reportable segments to align with how operating results are reported internally to the Chief Executive Officer, who constitutes our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. Beginning July 1, 2010, the CODM reviews revenue and income or loss from operations based on three geographic operating segments: North America, Europe and Asia Pacific.

The costs associated with shared central functions are not allocated to the reporting segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer service, sales and design support. We do not allocate non-operating income to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by our Venlo, the Netherlands facility for the Asia-Pacific segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, we do not allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment.

Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment. Operating income by segment has not been disclosed for fiscal 2009 as we cannot practicably restate this item based on the lack of availability of information and a change in financial reporting systems in fiscal 2010. Revenue has been disclosed for all periods.

	Year Ended June 30,
	2011	2010	2009

Revenue:
North America (1)	$452,770	$384,034	$319,954
Europe	321,716	258,534	180,714
Asia Pacific	42,523	27,467	15,158

Total revenue	$817,009	$670,035	$515,826

(1)	Includes referral fee revenue from membership discount programs of $0, $5,247, and $20,142, respectively.

	Year Ended June 30,
	2011	2010

Income from Operations:
North America	$132,299	$103,639
Europe	91,959	72,464
Asia Pacific	7,641	8,898
Corporate and global functions	(138,819)	(108,153)

Total income from operations	$93,080	$76,848

The following tables set forth revenues and long-lived assets by geographic area:

	Year Ended June 30,
	2011	2010	2009

Revenue:
United States	$430,354	$370,137	$313,621
Non-United States (1)	386,655	299,898	202,205

Total revenue	$817,009	$670,035	$515,826

	June 30,
	2011	2010

Long-lived assets (2):
Canada	$103,005	$110,780
Netherlands	82,594	73,992
Australia	43,971	36,485
Bermuda	15,022	17,152
United States	10,167	12,879
Jamaica	8,858	6,191
Switzerland	4,288	1,771
Spain	2,317	2,180
Other	2,697	2,012

	$272,919	$263,442

(1)	Our non-United States revenue includes the Netherlands, the country of domicile. Revenue earned in any individual country was not greater than 10% of consolidated revenue for the years presented.

(2)	Excludes goodwill of $4,168 for both periods presented and deferred tax assets of $6,522 and $7,277 as of June 30, 2011 and 2010, respectively.

12.	Commitments and Contingencies

Operating Lease Commitments

We are committed under operating leases for facilities expiring on various dates through 2018. Total lease expense for the years ended June 30, 2011, 2010 and 2009 was $8,221, $7,395 and $6,331, respectively.

Future minimum payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2011:

2012	$9,043
2013	8,298
2014	7,551
2015	7,415
2016	7,359
Thereafter	6,683

Total	$46,349

Vistaprint USA, Incorporated’s office space lease requires a security deposit in the form of a letter of credit in the amount of $364, which is classified as restricted cash and is included in other assets in the consolidated balance sheet. In addition, we provided a customary indemnification to the lessor for certain claims that may arise under the lease for which we have not recorded a liability as we have determined that the associated fair value is not material. We carry insurance policies that we believe would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

Other Obligations

We have also entered into arrangements with financial institutions and vendors to provide guarantees for the obligations of our subsidiaries under banking arrangements and purchase contracts. The guarantees vary in length of time but, in general, guarantee the financial obligations of the subsidiaries under such arrangements. The financial obligations of our subsidiaries under such arrangements are reflected in our consolidated financial statements and these notes.

We enter into agreements in the ordinary course of business with, among others, vendors, lessors, financial institutions, service providers, distributors and certain marketing customers, pursuant to which it has agreed to indemnify the other party for certain matters, such as property damage, personal injury, acts or omissions by us, our employees, agents or representatives, or third party claims alleging that our intellectual property infringes a patent, trademark or copyright.

In accordance with their respective charter and by-laws and with various indemnification agreements with specific employees, we and our subsidiaries have agreed to indemnify our directors, executive officers and employees, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which the individual may be involved by reason of such individual being or having been a director, officer or employee.

Based upon our historical experience and information known to us as of June 30, 2011, we believe our liability with respect to the above guarantees and indemnities at June 30, 2011 is immaterial.

Purchase Obligations

At June 30, 2011, we had unrecorded commitments under contract of $23,020, which were principally composed of site development and construction of our Jamaican customer service, sales and design support centers of approximately $14,803, production and computer equipment purchases of approximately $6,559, and other unrecorded purchase commitments of $1,658.

Legal Proceedings

On July 21, 2009, Vistaprint Limited and OfficeMax Incorporated were named as defendants in a complaint for patent infringement filed by ColorQuick LLC in the United States District Court for the Eastern District of Texas. In March 2011, the U.S. District Court dismissed all of ColorQuick’s claims against OfficeMax pursuant to an agreement among ColorQuick and the defendants, but we remained a defendant. In June 2011, the case went to trial, and the jury determined that we did not infringe ColorQuick’s patent. The U.S. District Court entered the jury’s verdict and closed the case in its entirety in July 2011. ColorQuick has agreed not to appeal the District Court’s decision.

We are not currently party to any other material legal proceedings. We are involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although we cannot predict with certainty the results of litigation and claims, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal proceedings previously disclosed in our SEC filings may not be presented in this report or future reports filed with the SEC to the extent that we believe that such matters are no longer material or there has not been significant activity during the period. Legal costs relating to legal proceedings are expensed as incurred.

13.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
Year Ended June 30, 2011	Quarter	Quarter	Quarter	Quarter

Revenue	$170,487	$234,064	$203,667	$208,791
Cost of revenue	62,833	78,834	70,738	75,401
Net income	10,781	34,014	22,917	14,397
Net income per share:
Basic	$0.25	$0.78	$0.53	$0.33

Diluted	$0.24	$0.75	$0.51	$0.32

	First	Second	Third	Fourth
Year Ended June 30, 2010	Quarter	Quarter	Quarter	Quarter

Revenue	$145,091	$194,612	$166,029	$164,303
Cost of revenue	52,865	67,876	59,659	59,795
Net income	12,976	26,948	16,167	11,650
Net income per share:
Basic	$0.30	$0.62	$0.37	$0.27

Diluted	$0.29	$0.59	$0.35	$0.26

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Supervisory Board and Shareholders of
Vistaprint N.V.

We have audited Vistaprint N.V.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vistaprint N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vistaprint N.V. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vistaprint N.V. as of June 30, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated August 17, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
August 17, 2011

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2011 Annual General Meeting of Shareholders, which we refer to as our 2011 Proxy Statement.

We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.vistaprint.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2011. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information contained in the sections of our 2011 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2011 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in the sections of our 2011 Proxy Statement captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information contained in the section of our 2011 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 52 of this Annual Report on Form 10-K.

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

August 17, 2011                                                            Vistaprint N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane Robert S. Keane	President and Chief Executive Officer (Principal executive officer)	August 17, 2011

/s/ Ernst J. Teunissen Ernst J. Teunissen	Executive Vice President and Chief Financial Officer (Principal financial officer)	August 17, 2011

/s/ Michael C. Greiner Michael C. Greiner	Chief Accounting Officer (Principal accounting officer)	August 17, 2011

/s/ John J. Gavin, Jr. John J. Gavin, Jr.	Member, Supervisory Board	August 17, 2011

/s/ Peter Gyenes Peter Gyenes	Member, Supervisory Board	August 17, 2011

/s/ George M. Overholser George M. Overholser	Member, Supervisory Board	August 17, 2011

/s/ Louis R. Page Louis R. Page	Member, Supervisory Board	August 17, 2011

/s/ Richard T. Riley Richard T. Riley	Chairman, Supervisory Board	August 17, 2011

/s/ Mark T. Thomas Mark T. Thomas	Member, Supervisory Board	August 17, 2011

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Articles of Association of Vistaprint N.V., as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009
10.1*	Amended and Restated 2000-2002 Share Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.2*	Form of Nonqualified Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.3*	Form of Incentive Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.4*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.5*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.6*	Amended and Restated 2005 Equity Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.7*
Form of Nonqualified Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.8*
Form of Incentive Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.9*
Form of Restricted Share Unit Agreement for employees and executives under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

10.10*
Form of Restricted Share Unit Agreement for Supervisory Board members under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

10.11*	2011 Equity Incentive Plan is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 8, 2011
10.12*	Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 23, 2009
10.13*	Form of Annual Award Agreement under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010
10.14*	Form of Four-Year Award Agreement under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010
10.15*
Form of Indemnification Agreement between Vistaprint N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.16*
Amended and Restated Executive Retention Agreement between Vistaprint N.V. and Robert S. Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.17*	Executive Retention Agreement between Vistaprint N.V. and Ernst Teunissen dated as of March 1, 2011
10.18*
Form of Amended and Restated Executive Retention Agreement between Vistaprint N.V. and each of Katryn Blake, Wendy Cebula, Donald Nelson and Nicholas Ruotolo is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

Exhibit
No.	Description

10.19*
Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

10.20*
Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.21*
Memorandum clarifying relative precedence of agreements between Vistaprint N.V. and Robert S. Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.22*
Assignment Extension Agreement between Vistaprint N.V. and Nicholas Ruotolo dated November 15, 2010 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010

10.23*
Contrat de travail (Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated December 7, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

10.24*
Form of Invention and Non-Disclosure Agreement between Vistaprint and each of Robert S. Keane, Katryn Blake, Wendy Cebula, Donald Nelson and Nicholas Ruotolo is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.25*
Form of Confidential Information and Non-Competition Agreement between Vistaprint and each of Robert S. Keane, Katryn Blake, Wendy Cebula, Michael Giannetto, Donald Nelson and Nicholas Ruotolo is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.26*
Transition Agreement among Vistaprint N.V., Vistaprint USA, Incorporated and Michael Giannetto dated December 23, 2010 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010

10.27
Lease dated October 4, 2006 between Vistaprint USA, Incorporated and Ledgemont Research Park Associates II L.P. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006

10.28	Unconditional Guaranty dated October 4, 2006 by Vistaprint Limited is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006
10.29
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
101
The following materials from this Annual Report on Form 10-K, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.