Form 10-Q
period 2011-09-30
VISTAPRINT N.V.
filed 2011-10-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 21, 2011, there were outstanding 38,411,630 ordinary shares of the registrant, par value €.01 per share.

FORM 10-Q
INDEX

Page
PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011	3
Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4: Controls and Procedures	20
PART II OTHER INFORMATION
ITEM 1: Legal Proceedings	21
ITEM 1A: Risk Factors	21
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 6: Exhibits	35
Signatures	36
EX-2.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	September 30,	June 30,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$161,092	$236,552
Marketable securities	—	529
Accounts receivable, net of allowances of $183 and $243, respectively	12,714	13,389
Inventory	8,462	8,377
Prepaid expenses and other current assets	11,704	13,444

Total current assets	193,972	272,291
Property, plant and equipment, net	253,611	262,104
Software and website development costs, net	6,135	6,046
Deferred tax assets	6,438	6,522
Other assets	8,822	8,937

Total assets	$468,978	$555,900

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,465	$15,998
Accrued expenses	73,246	68,989
Deferred revenue	9,346	8,819

Total current liabilities	97,057	93,806
Deferred tax liabilities	3,530	3,794
Other liabilities	8,214	8,207

Total liabilities	108,801	105,807

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 120,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 and 49,950,289 shares issued and 40,151,267 and 43,144,718 shares outstanding, respectively	699	699
Treasury shares, at cost, 9,799,022 and 6,805,571 shares, respectively	(176,019)	(85,377)
Additional paid-in capital	276,617	273,260
Retained earnings	256,806	248,634
Accumulated other comprehensive income	2,074	12,877

Total shareholders’ equity	360,177	450,093

Total liabilities and shareholders’ equity	$468,978	$555,900

See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited in thousands, except share and per share data)

	Three Months Ended
	September 30,
	2011	2010
Revenue	$212,360	$170,487
Cost of revenue (1)	78,064	62,833
Technology and development expense (1)	26,674	23,207
Marketing and selling expense (1)	76,344	57,533
General and administrative expense (1)	21,532	14,581

Income from operations	9,746	12,333
Interest income	83	99
Other income (expense), net	450	(252)
Interest expense	—	107

Income before income taxes	10,279	12,073
Income tax provision	2,107	1,292

Net income	$8,172	$10,781

Basic net income per share	$0.20	$0.25

Diluted net income per share	$0.19	$0.24

Weighted average shares outstanding—basic	41,256,341	43,895,913

Weighted average shares outstanding—diluted	42,309,506	45,231,388

(1) Share-based compensation expense is allocated as follows:

	Three Months Ended
	September 30,
	2011	2010
Cost of revenue	$94	$203
Technology and development expense	859	1,132
Marketing and selling expense	555	1,049
General and administrative expense	3,215	2,987
See accompanying notes.

VISTAPRINT N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$8,172	$10,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,107	12,128
Loss on sale, disposal, or impairment of long-lived assets	26	11
Amortization of premiums and discounts on marketable securities	—	83
Share-based compensation expense	4,723	5,371
Excess tax benefits derived from share-based compensation awards	(134)	(149)
Deferred income taxes	(253)	(70)
Changes in operating assets and liabilities:
Accounts receivable	309	(1,376)
Inventory	(442)	(498)
Prepaid expenses and other assets	(1,221)	(894)
Accounts payable	(1,951)	(5,106)
Accrued expenses and other liabilities	8,205	(1,479)

Net cash provided by operating activities	30,541	18,802

Investing activities
Purchases of property, plant and equipment	(10,998)	(14,147)
Maturities and redemptions of marketable securities	529	1,900
Purchases of intangible assets	(89)	—
Capitalization of software and website development costs	(1,682)	(1,791)

Net cash used in investing activities	(12,240)	(14,038)

Financing activities
Repayments of long-term debt	—	(333)
Payments of withholding taxes in connection with vesting of restricted share units	(1,075)	(1,287)
Repurchases of ordinary shares	(91,088)	—
Excess tax benefits derived from share-based compensation awards	134	149
Proceeds from issuance of shares	69	661

Net cash used in financing activities	(91,960)	(810)

Effect of exchange rate changes on cash	(1,801)	2,301

Net (decrease) increase in cash and cash equivalents	(75,460)	6,255
Cash and cash equivalents at beginning of period	236,552	162,727

Cash and cash equivalents at end of period	$161,092	$168,982

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
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other period. The condensed consolidated balance sheet at June 30, 2011 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2011 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
     Cash, Cash Equivalents and Marketable Securities
          We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. At June 30, 2011, we held one municipal auction rate security (“ARS”), which was redeemed in the three months ended September 30, 2011 under a tender offer initiated by the issuer. We did not hold any marketable securities as of September 30, 2011.
          We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three months ended September 30, 2011 and 2010.
          The carrying value of our cash, cash equivalents and marketable securities at September 30, 2011 and June 30, 2011 is equal to fair value.
     Inventories
          Inventories consist primarily of raw materials and are recorded at the lower of cost or market value using a first-in, first-out method.
     Treasury Shares
          Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. During the three months ended September 30, 2011, we repurchased 3,074,832 of our ordinary shares for a total cost of $91,088, inclusive of transaction costs, in connection with our publicly announced share repurchase program authorized by our Supervisory Board on November 4, 2010. There is no amount remaining available for future purchases under this program; however, on October 3, 2011, we announced that our Supervisory Board authorized the repurchase of up to 10% of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers.
     Share-Based Compensation
          During the three months ended September 30, 2011 and 2010, we recorded share-based compensation expense of $4,723 and $5,371, respectively. Share-based compensation costs capitalized as part of software and website development costs were $57 and $124 for the three months ended September 30, 2011 and 2010, respectively.
          At September 30, 2011, there was $35,953 of total unrecognized compensation cost related to unvested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.7 years.
     Income Taxes
          Income tax expense increased to $2,107 for the three months ended September 30, 2011, as compared to $1,292  for the prior year period. The change in the income tax expense for the three months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to growth in our operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our legal entities. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated per-tax income or loss. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated per-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. The change in the effective tax rate from the same prior year period is largely due to the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy. Additionally, the scheduled expiration of the U.S. federal research and development tax credit on December 31, 2011 resulted in a higher projected annual effective tax rate, which is applied to our quarterly results.
          As of September 30, 2011, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $2,522, including accrued interest of $323. There have been no significant changes to these amounts during the three months ended September 30, 2011. The total amount of unrecognized tax benefits will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
          One of our U.S. subsidiaries and one of our Bermuda subsidiaries are under audit by the United States Internal Revenue Service (IRS). In April 2011, the U.S. subsidiary received a Revenue Agent’s Report (RAR) from the IRS assessing tax for the years under examination. We disagree with the position taken by the IRS and have filed a written protest for submission to the IRS Office of Appeals. However, the matter currently remains at the Examination stage pending further review and discussion with the IRS. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts. In addition, the Canada Revenue Agency is auditing one of our Canadian subsidiaries. We do not believe that the resolution of these tax examinations will have a material impact on our financial position or results of operations.
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
          The following table sets forth the reconciliation of the weighted average number of ordinary shares for purposes of computing net income per share:

	Three Months Ended
	September 30,
	2011	2010
Weighted average shares outstanding, basic	41,256,341	43,895,913
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs	1,053,165	1,335,475

Shares used in computing diluted net income per share	42,309,506	45,231,388

Weighted average anti-dilutive shares excluded from diluted net income per share	1,646,549	1,138,603
     Recently Issued Accounting Pronouncements
          In May 2011, the Financial Accounting Standards Board issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”), which is intended to result in convergence between GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The new standard clarifies or changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The new guidance is effective for our third quarter of the current fiscal year, and we do not expect its adoption to have a material effect on our financial position or results of operations.
          In June 2011, the Financial Accounting Standards Board issued ASU 2011-05 Presentation of Comprehensive Income, which makes the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of shareholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. The new guidance is effective for our fiscal year ending June 30, 2013, and its adoption will not have a material effect on our financial position or results of operations.
          In September 2011, the Financial Accounting Standards Board issued ASU 2011-08 Testing Goodwill for Impairment, which provides updated guidance on the periodic testing of goodwill for impairment. This new standard will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The new guidance is effective for our fiscal year ending June 30, 2013, with early adoption permitted, and we do not expect its adoption to have a material effect on our financial position or results of operations.
3. Fair Value Measurements
          The fair value of our financial assets was determined using the following inputs at September 30, 2011:

		Quoted Prices in
		Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$161,092	$161,092	$—	$—

Total assets recorded at fair value	$161,092	$161,092	$—	$—

          The following table presents a roll forward of assets measured at fair value using significant unobservable inputs (Level 3) at September 30, 2011:

Balance at June 30, 2011	$529
Redemptions	(529)

Balance at September 30, 2011	$—

4. Comprehensive (Loss) Income
          Comprehensive (loss) income consisted of the following:

	Three Months Ended
	September 30,
	2011	2010
Net income	$8,172	$10,781
Unrealized gain on marketable securities	—	24
Reclassification of gain on cash flow hedge to net income	—	(49)
Change in cumulative foreign currency translation adjustments	(10,803)	13,036

Comprehensive (loss) income	$(2,631)	$23,792

5. Segment Information
          Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who constitutes our Chief Operating Decision Maker (“CODM”) for purposes of making decision about how to allocate resources and assess performance. We have three geographically based operating segments: North America, Europe and Asia Pacific. The CODM measures and evaluates the performance of our operating segments based on revenue and income or loss from operations.
          The costs associated with shared central functions are not allocated to the operating segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer service, sales and design support. We do not allocate non-operating income or expenses to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by our Venlo, the Netherlands facility for the Asia-Pacific segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, we do not allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment.
          Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment.

	Three Months Ended
	September 30,
	2011	2010
Revenue:
North America	$118,691	$101,312
Europe	79,979	60,989
Asia-Pacific	13,690	8,186

Total revenue	$212,360	$170,487

	Three Months Ended
	September 30,
	2011	2010
Income from operations:
North America	$30,061	$27,482
Europe	19,059	14,631
Asia-Pacific	2,367	982
Corporate and global functions	(41,741)	(30,762)

Total income from operations	$9,746	$12,333

          The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended
	September 30,
	2011	2010
Revenue:
United States	$112,939	$97,013
Non-United States (1)	99,421	73,474

Total revenue	$212,360	$170,487

	September 30,	June 30,
	2011	2011
Long-lived assets (1):
Canada	$101,869	$103,005
Netherlands	76,114	82,594
Australia	41,362	43,971
Bermuda	14,327	15,022
Jamaica	11,550	8,858
United States	10,363	10,167
Switzerland	4,127	4,288
Spain	2,120	2,317
Other	2,568	2,697

	$264,400	$272,919

(1)	Excludes goodwill of $4,168 for both periods presented, and deferred tax assets of $6,438 and $6,522 as of September 30, 2011 and June 30, 2011, respectively.
6. Accrued Expenses
          Accrued expenses included the following:

	September 30,	June 30,
	2011	2011
Advertising costs (1)	$24,703	$21,407
Compensation costs (2)	16,465	23,142
Income and indirect taxes (3)	11,624	8,427
Shipping costs	4,945	2,694
Purchases of property, plant and equipment	2,376	1,236
Professional costs	1,941	1,716
Other	11,192	10,367

Total accrued expenses	$73,246	$68,989

(1)	The increase in accrued advertising costs is principally a result of our increased customer acquisition and retention promotion costs.

(2)	The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2011 annual incentive compensation plans in July, and the timing of payment of our employee payroll and benefits.

(3)	The increase in accrued income and indirect taxes is principally a result of the timing of payment of indirect taxes, and the increase in our effective tax rate.
7. Commitments and Contingencies
     Purchase Commitments
          At September 30, 2011, we had unrecorded commitments under contract of $25,043, which were principally composed of site development and construction costs for our Jamaican customer service, sales and design support center of approximately $13,619, production and computer equipment purchases of approximately $8,001, and other unrecorded purchase commitments of $3,423.

     Legal Proceedings
          We are not currently party to any material legal proceedings, but from time to time we are involved in various legal proceedings arising from the normal course of business activities. Although we cannot predict with certainty the results of litigation and claims, we do not expect resolution of any of our current matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs relating to legal proceedings are expensed as incurred.
8. Subsequent Events
          Pursuant to the share repurchase program approved on October 3, 2011 and discussed in Note 2, we have purchased 1,757,660 of our ordinary shares subsequent to September 30, 2011 and through October 21, 2011 for a total cost of $50,415, inclusive of transaction costs.
          On October 21, 2011, we entered into a $250,000 senior unsecured revolving credit facility with a maturity date of October 21, 2016. Any borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization. We must also pay a commitment fee of 0.175% to 0.225% depending on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, covenants and events of default.
          On October 24, 2011, we announced our agreement to acquire Albumprinter Holding, B.V., a leading provider of photo books and other photo products to consumers in Europe, for total cash consideration of up to €65,000, consisting of €60,000 payable upon closing subject to net working capital and net debt adjustments, and up to €5,000 payable based on a performance based earn-out covering the period from January 1, 2012 to December 31, 2012. The transaction is subject to customary closing conditions and is expected to close during the quarter ending December 31, 2011.

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
Executive Overview
     For the three months ended September 30, 2011, we reported revenue of $212.4 million, representing 25% revenue growth from the same period in the prior year. Constant-currency revenue growth was 20% for this period. Diluted earnings per share (“EPS”) decreased 21% for the three months ended September 30, 2011 over the same period in the prior year to $0.19 due to planned investments made in support of our long-term growth strategy. Results for the three months ended September 30, 2011 also included increased revenue from existing customers, continued geographic expansion, and revenue growth across our businesses.
     Over the last 15 years, we have grown to become a leader in the large and fragmented market for small business marketing solutions. We have built significant competitive advantages via our marketing approach, proprietary technology, and manufacturing expertise. We have driven growth and developed scale advantages by executing on our core strengths in mass customization technologies and by introducing a broad range of small business marketing products. We believe we are now well positioned to capitalize on our past success in order to capture more of the market opportunity we see ahead. To do so, we have adopted an investment approach designed to support our ability to scale faster and drive significant long-term shareholder returns.
     On July 28, 2011, we introduced five-year organic revenue and EPS targets, along with an evolved financial and investment strategy to achieve our goals. We believe that by making disciplined but significant investments in fiscal years 2012 and 2013, we will be able to sustain high organic revenue growth rates over the five-year period, and position ourselves to deliver longer-term EPS growth at higher rates than we would have been able to achieve at a smaller investment scale.
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

•	World Class Manufacturing. We believe our manufacturing processes are best-in-class with respect to the printing industry, but when we compare ourselves to the best manufacturing companies in the world, we believe we have significant opportunities to drive further efficiencies and competitive advantages. By focusing additional top engineering talent on key process approaches, we believe we can make a step-function improvement in product quality and reliability, and significantly lower unit manufacturing costs.

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•	Digital Marketing Services. We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are the fastest-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, and local search visibility. Additionally, in fiscal 2011, we added several digital marketing services products or enhancements, including blogs, a search engine optimization tool for website customers, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying digital subscribers has grown to approximately 340,000.

•	Geographies outside North America and Europe. For the three months ended September 30, 2011, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently service and in new markets. We completed construction of a production facility near Melbourne, Australia and launched a marketing office in Sydney, Australia in June 2010 to better support our business and customers in Asia Pacific. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets.

•	Home and Family. Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards and apparel. We intend to add new products and services targeted at the home and family market, such as embroidered stockings. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. In addition, on October 24, 2011, we announced our agreement to acquire Albumprinter Holding, B.V., a leading provider of photo books and other photo products to the home and family market in Europe.

•	Up-market Customers. We serve customers across the spectrum of micro businesses with fewer than 10 employees, but our strength has traditionally been in the smallest and most price sensitive of these customers. In comparison to our customer base, which is concentrated in businesses with 2 or fewer employees, the micro businesses in the “up-market” portion of this spectrum tend to have more sophisticated marketing needs, typically spend more per year on their marketing activities and often have 3 to 10 employees. We believe that as we continue to research customer needs and make customer value proposition improvements for our traditional core customer base, we will develop a stronger ability to focus on “up-market” small business customers. We expect this adjacency can serve as a driver of longer-term growth 3 to 5 years from now.
Recent Developments
     During the three months ended September 30, 2011, we repurchased 3,074,832 of our ordinary shares for a total cost of $91.1 million, inclusive of transaction costs, in connection with our publicly announced share repurchase program authorized by our Supervisory Board on November 4, 2010. There is no amount remaining available for future purchases under this program; however, on October 3, 2011, we announced that our Supervisory Board authorized a new program for the repurchase of up to 10% of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers.

Pursuant to our new share repurchase program discussed above, we have purchased 1,757,660 of our ordinary shares subsequent to September 30, 2011 and through October 21, 2011 for a total cost of $50.4 million, inclusive of transaction costs.
     On October 21, 2011, we entered into a $250.0 million senior unsecured revolving credit facility with a maturity date of October 21, 2016. Any borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). We must also pay a commitment fee of 0.175% to 0.225% depending on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, covenants and events of default.
     On October 24, 2011, we announced our agreement to acquire Albumprinter Holding, B.V., a leading provider of photo books and other photo products to consumers in Europe, for total cash consideration of up to €65.0 million, consisting of €60.0 million payable upon closing subject to net working capital and net debt adjustments, and up to €5.0 million payable based on a performance-based earn-out covering the period from January 1, 2012 to December 31, 2012. The transaction is subject to customary closing conditions and is expected to close during the quarter ending December 31, 2011.
Results of Operations
     The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	September 30,
	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	36.8%	36.9%
Technology and development expense	12.6%	13.6%
Marketing and selling expense	35.9%	33.7%
General and administrative expense	10.1%	8.6%

Income from operations	4.6%	7.2%
Interest income	0.0%	0.1%
Other income (expense), net	0.2%	(0.1)%
Interest expense	0.0%	0.1%

Income before income taxes	4.8%	7.1%
Income tax provision	1.0%	0.8%

Net income	3.8%	6.3%

In thousands

	Three Months Ended September 30,
	2011	2010	FY12 vs. FY11
Revenue	$212,360	$170,487	25%
Cost of revenue	$78,064	$62,833	24%
% of revenue	36.8%	36.9%
Revenue
     We generate revenue primarily from the sale and shipment of customized manufactured products, and the provision of digital services, website design and hosting, email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenue in our second fiscal quarter includes a favorable impact from increased seasonal product sales.
     We seek to increase our revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). We use the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as we believe this approach is aligned with the way we manage our business and our efforts to increase our revenue. We believe that metrics relating to our unique active customers and average bookings per unique active customer offer shareholders a useful means of assessing our execution against our strategy. Because changes in one of these metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends, and we assess them together to understand their overall impact on revenue and profitability. A number of factors influence our ability to drive increases in these metrics:
•	Unique active customers. The unique active customer count is the number of individual customers who purchased from us in a given period, with no regard to the frequency of purchase. For example, if a single customer makes 2 distinct purchases within a twelve-month period, that customer is tallied only once in the unique active customer count. We determine the uniqueness of a customer by looking at certain customer data. Unique active customers are driven by both the number of new customers we acquire, as well as our ability to retain customers after their first purchase. During our early growth phase, we focused more resources on the acquisition of new customers through the value of our offering and our broad-based marketing efforts targeted at the mass market for micro-business customers. As we have grown larger, we have supplemented our acquisition focus with expanded retention efforts, such as email offers, customer service, and expansions in our product offerings. Our unique active customer count has grown significantly over the years, and we expect it will continue to grow as we see additional opportunities to drive both the acquisition of new customers and increased retention rates. A retained customer is any unique active customer in a specific period who has also purchased in any prior period.

•	Average bookings per unique active customer. Average bookings per unique active customer is total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of unique active customers who purchased during that same period of time. We seek to increase our average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases from us, the number of products and feature upgrades a customer purchases in a given period and the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, although they sometimes fluctuate from one quarter to the next depending upon the type of products we promote during a period and the promotional discounts we offer. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in bookings per customer in our second fiscal quarter ending December 31.
     Total revenue for the three months ended September 30, 2011 increased 25% to $212.4 million compared to the three months ended September 30, 2010, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was due to increases in the number of unique active customers, driven by growth in both new customer additions and repeat customers, as well as an increase in average bookings per unique active customer. New customer additions during the three months ended September 30, 2011 grew 19% to approximately 1.9 million. The weaker U.S. dollar positively impacted our revenue growth by an estimated 480 basis points in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.
     In addition to the drivers of our quarterly revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month (“TTM”) basis. The following table summarizes our operational revenue metrics for the TTM ended September 30, 2011 and 2010:

	TTM Ended September 30,
	2011	2010	Increase%
Unique active customers	11.9 million	10.0 million	19%
New customer additions	7.7 million	6.6 million	17%
Retained customers	4.2 million	3.4 million	24%
Average bookings per unique active customer	$73	$70	4%
     Total revenue by geographic segment for the three months ended September 30, 2011 and 2010 is shown in the following table (in thousands):

				Currency
	Three Months Ended			Impact:	Constant—Currency
	September 30,			(Favorable)	Revenue
	2011	2010	% Change	/ Unfavorable	Growth(1)
North America	$118,691	$101,312	17%	—%	17%
Europe	79,979	60,989	31%	(10)%	21%
Asia Pacific	13,690	8,186	67%	(22)%	45%
Total revenue	$212,360	$170,487	25%	(5)%	20%

(1)	Constant-currency revenue growth, a non-U.S. generally accepted accounting principles (“GAAP”) financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.
Cost of revenue
     Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, production costs of free products, and other related costs of products sold by us.
     The increase in cost of revenue for the three months ended September 30, 2011 compared to the same periods in fiscal 2011 was primarily attributable to the increased volume of product shipments during the current year period. The decrease in the cost of revenue as a percentage of total revenue for the three months ended September 30, 2011 compared to the same prior year period was primarily attributable to favorable shifts in product mix including an increase in sales of digital services and productivity improvements at our manufacturing locations. The decrease in the cost of revenue as a percentage of total revenue was partially offset by the weaker U.S. dollar, which was primarily driven by the net impact of changes in European currencies.
In thousands

	Three Months Ended September 30,
	2011	2010	FY12 vs. FY11
Technology and development expense	$26,674	$23,207	15%
% of revenue	12.6%	13.6%
Marketing and selling expense	$76,344	$57,533	33%
% of revenue	35.9%	33.7%
General and administrative expense	$21,532	$14,581	48%
% of revenue	10.1%	8.6%
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
     The increase in our technology and development expenses of $3.5 million for the three months ended September 30, 2011 as compared to the same prior year period was primarily due to increased payroll and facility-related costs of $4.4 million associated with an increase in headcount in our technology development and information technology support organizations related to the implementation of our long-term growth strategy. At September 30, 2011, we employed 475 employees in these organizations compared to 383 employees at September 30, 2010. In addition, other technology and development expenses decreased $1.2 million as compared to the same prior year period due to a legal settlement of a patent claim included in the prior year period, offset by increased employee travel and training costs and increased depreciation, hosting services and other costs related to the continued investment in our website infrastructure.

Marketing and selling expense
     Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; and third-party payment processing fees.
     The increase in our marketing and selling expenses of $18.8 million for the three months ended September 30, 2011 as compared to the same prior year period was driven primarily by increases of $15.7 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base related to the implementation of our long-term growth strategy, and increases in payroll and facility-related costs of $2.0 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at September 30, 2011, we employed 1,223 employees in these organizations compared to 838 employees at September 30, 2010. In addition, payment processing fees paid to third parties increased by $0.9 million during the three months ended September 30, 2011 as compared to the same prior year period due primarily to increased order volumes.
General and administrative expense
     General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
     The increase in our general and administrative expenses of $7.0 million for the three months ended September 30, 2011 as compared to the same prior year period was primarily due to increased payroll and facility-related costs of $3.9 million resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth. At September 30, 2011, we employed 283 employees in these organizations compared to 207 employees at September 30, 2010. In addition, third-party professional fees increased $1.7 million during the three months ended September 30, 2011 as compared to the same period in fiscal 2011 due primarily to increased costs of ongoing litigation including a patent infringement trial that concluded in July 2011. Furthermore, other general and administrative activities increased $1.1 million as compared to the same prior year period, which includes $0.5 million related to employee travel and training.
Other income (expense), net
     Other income (expense), net, which primarily consists of gains and losses from currency transactions or revaluation, was $0.5 million of income for the three months ended September 30, 2011 as compared to $0.3 million of expense for the same prior year period. Increases in other income (expense), net are due to currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries.
Income tax provision

	Three Months Ended
In thousands	September 30,
	2011	2010
Income tax provision	$2,107	$1,292
Effective tax rate	20.5%	10.7%

     Income tax expense increased to $2.1 million for the three months ended September 30, 2011, as compared to $1.3 million for the prior year period. The change in the income tax expense for the three months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to growth in our operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our legal entities. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. The change in the effective tax rate from the same prior year period is largely due to the reduction in our consolidated pre-tax net income as a result of planned investments in support of our long-term growth strategy. Additionally, the scheduled expiration of the U.S. federal research and development tax credit on December 31, 2011 resulted in a higher projected annual effective tax rate, which is applied to our quarterly results.
Liquidity and Capital Resources
     In thousands

	Three Months Ended
	September 30,
	2011	2010
Capital expenditures	$(10,998)	$(14,147)
Capitalization of software and website development costs	(1,682)	(1,791)
Depreciation and amortization	13,107	12,128
Cash flows provided by operating activities	30,541	18,802
Cash flows used in investing activities	(12,240)	(14,038)
Cash flows used in financing activities	(91,960)	(810)
     At September 30, 2011, we had $161.1 million of cash and cash equivalents and no long-term debt. Cash and cash equivalents decreased $75.5 million in the three months ended September 30, 2011. The cash flows during the three months ended September 30, 2011 related primarily to the following items:
Cash inflows:
•	Net income of $8.2 million;

•	Positive adjustments for non-cash items of $17.5 million including depreciation and amortization of $13.1 million and share-based compensation costs of $4.7 million and $4.9 million provided by working capital and other activities; and

•	Redemption of our municipal auction rate security, resulting in proceeds of $0.5 million.
Cash outflows:
•	Repurchases of our ordinary shares of $91.1 million;

•	Capital expenditures of $11.0 million of which $4.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, $2.8 million were related to the purchase of land and facilities, and $4.2 million were related to purchases of other assets including information technology infrastructure and office equipment;

•	Internal costs for software and website development that we capitalized of $1.7 million; and

•	Payments of the minimum withholding taxes related to shares withheld on vested restricted stock units of $1.1 million.
     Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2011, we financed our operations primarily through internally generated cash flows from operations. We believe that our available cash, cash flows generated from operations and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our new growth strategy including capital expenditure requirements for the foreseeable future. We currently plan to invest approximately $60.0 million to $75.0 million on capital expenditures in fiscal 2012, which represents an increase of 60% to 101% from fiscal 2011, primarily due to plans to expand our manufacturing capacity in Europe, construction of our Jamaican customer service, sales and design support center, and other IT and manufacturing equipment requirements to support our long-term growth strategy.
     We may also use a combination of available cash, cash flow generated from operations, and debt financing to repurchase our ordinary shares. As discussed in Recent Developments, on October 3, 2011, we announced that our Supervisory

Board authorized a new program for the repurchase of up to 10% of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers. As of October 21, 2011, we have purchased 1,757,660 of our ordinary shares under this new program for a cost of $50.4 million, inclusive of transaction costs, leaving 2,256,382 ordinary shares available for future purchases.
     On October 21, 2011, we entered into a $250.0 million senior unsecured revolving credit facility with a maturity date of October 21, 2016. Any borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA. We mast also pay a commitment fee of 0.175% to 0.225% depending on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, covenants and events of default. We have begun borrowing under this facility as of the date of filing.
     As part of our growth strategy we also expect to be more proactive in assessing potential merger and acquisition targets, though we will continue to be prudent and selective. For example, on October 24, 2011, we announced our agreement to acquire Albumprinter Holding, B.V., for total cash consideration of approximately €65.0 million, consisting of €60.0 million payable upon closing subject to net working capital and net debt adjustments, and up to €5.0 million payable based on a performance based earn-out covering the period from January 1, 2012 to December 31, 2012. This will be funded through existing cash and our revolving credit facility. If we were to make additional investments incremental to our plan in areas such as mergers and acquisitions, we may need to raise capital through future debt or equity financing to fund such investments.
Contractual Obligations
     Contractual obligations at September 30, 2011 are as follows:
     In thousands

	Payments Due by Period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
Operating lease obligations	$44,280	$9,206	$15,769	$14,505	$4,800
Purchase obligations	$25,043	$25,043	$—	$—	$—
Total	$69,323	$34,249	$15,769	$14,505	$4,800
     Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.
     Purchase Commitments. At September 30, 2011, we had unrecorded commitments under contract of $25.0 million, which were principally composed of site development and construction of our Jamaican customer service, sales and design support center of approximately $13.6 million, production and computer equipment purchases of approximately $8.0 million, and other unrecorded purchase commitments of $3.4 million.
  Recently Issued and Adopted Accounting Pronouncements
     For a discussion of recently issued and adopted accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
  Critical Accounting Policies and Estimates
     Our financial statements are prepared in accordance with GAAP. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. Management believes there have been no material changes during the three months ended September 30, 2011 to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2011.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and marketable securities that at September 30, 2011 consisted of money market funds, which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate risk.
     Currency Exchange Rate Risk. As we conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars, we are affected by fluctuations in exchange rates of such currencies versus the U.S. dollar as follows:
•	Translation of our non-U.S. dollar revenues and expenses: Revenue related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income.

•	Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $1.6 million and $0.6 million on our income before income taxes for the three months ended September 30, 2011 and 2010, respectively.

•	Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.
     Foreign currency transaction gains (losses) included in other income (expense), net for the three months ended September 30, 2011 and 2010, were $0.5 million of gains and $0.3 million of losses, respectively.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The information required by this item is incorporated by reference to the information set forth in Note 7 “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.
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
Purchasers of micro-business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.
     The online market for micro-business marketing products and services is less developed than the online market for other business and home and family products. If this market does not gain or maintain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our services and products more competitively than we currently anticipate in order to attract consumers to our websites and convert them into purchasing customers. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:
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
     In July 2011, we announced a new long-term investment and financial strategy and associated financial projections relating to the growth of our business over the next five years, but we may not achieve our announced objectives, and our investments in our business may fail to affect our revenue or diluted EPS growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:
•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers and sell more products to current and new customers;

•	our failure to promote, strengthen, and protect our brand;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	unanticipated changes in our business, current and anticipated markets, industry or competitive landscape; and

•	general economic conditions.
     In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future, many of which are beyond our control. Our actual results may differ materially from our projections due to various factors, including but not limited to the factors listed immediately above; currency exchange fluctuations, which may affect our revenues and costs; change in the laws and regulations or in the interpretations of laws and regulations to which we are subject, including tax laws, or the institution of new laws or regulations that affect our business; costs and judgments resulting from litigation; and costs and disruptions caused by acquisitions.
     If our strategy is not successful, or if there is a market or industry perception that our strategy is not successful, then our revenue and earnings may not grow as anticipated or may decline, our reputation and brand may be damaged, and the price of our shares may decline. In addition, we may change our financial strategy or other components of our overall business strategy if we believe it is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results and volatility in our share price.
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
     Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, EPS objectives, which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:
•	seasonality-driven or other variations in the demand for our products and services;
•	currency fluctuations, which affect our revenues and costs;
•	our ability to attract visitors to our websites and convert those visitors into customers;
•	our ability to retain customers and generate repeat purchases;
•	business and home and family preferences for our products and services;
•	shifts in product mix toward less profitable products;
•	our ability to manage our production, fulfillment and support operations;
•	costs to produce and deliver our products and provide our services, including the effects of inflation;
•	our pricing and marketing strategies and those of our competitors;
•	investments in our business to generate or support revenues and operations in future periods, such as incurring marketing, engineering or consulting expenses in a current period for revenue growth or support in future periods;
•	compensation expense and charges related to agreements entered into with our executives and employees;
•	costs and charges resulting from litigation;
•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products;
•	costs to acquire businesses or integrate acquired businesses; and
•	charges to earnings if our long-lived assets including goodwill or amortizable intangible assets become impaired.
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
If we are unable to market and sell products and services beyond our existing target markets and develop new products and services to attract new customers, our revenues may not increase or may decline.
     We believe we need to address additional markets and attract new customers to grow our business. To access new markets and customers, we expect that we will need to develop, market and sell new products and services, expand our marketing and sales channels, expand our business and operations geographically by introducing localized websites in different countries, and develop new strategic relationships. Any failure in these areas could harm our business, financial condition and results of operations.
If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged and our business and results of operations would be harmed.
     In recent years, our number of employees and geographic footprint has grown rapidly, and we expect the number of countries and facilities from which we operate to continue to increase in the future. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner or if we discover deficiencies in our existing systems and controls, then our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.
If we are unable to manage the challenges associated with our global operations, the growth of our business could be negatively impacted.
     We operate production facilities or offices in 13 countries and have 25 localized websites to serve various geographic markets. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:
•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties and regulations and limiting our exposure to onerous or unanticipated taxes, duties and other costs;
•	local regulations that may restrict or impair our ability to conduct our business as planned;
•	protectionist laws and business practices that favor local producers and service providers;
•	failure to properly understand and develop graphic design content and product formats appropriate for local tastes;
•	disruptions caused by political and social instability that may occur in some countries;
•	disruptions or cessation of important components of our international supply chain;
•	restrictions imposed by local labor practices and laws on our business and operations; and
•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.
     Our global operations may not be successful if we are unable to overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results.
We face risks related to interruption of our operations and lack of redundancy.
     Our production facilities, websites, transaction processing systems, network infrastructure, supply chain and customer sales, service and design operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:
•	fire, flood, earthquake, hurricane or other natural disaster or extreme weather;
•	labor strike, work stoppage or other issue with our workforce;
•	political instability or acts of terrorism or war;
•	power loss or telecommunication failure;
•	undetected errors or design faults in our technology, infrastructure and processes that may cause our websites to fail;
•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand, particularly during promotional campaign periods and in the seasonal peak we experience in our second fiscal quarter; and
•	human error, including but not limited to poor managerial judgment or oversight.
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
     The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. We expect competition to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:
•	traditional storefront printing and graphic design companies;
•	office superstores, drug store chains, food retailers and other major retailers targeting small business and home and family markets;
•	wholesale printers;
•	online printing and graphic design companies, many of which provide printed products and services similar to ours;
•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;
•	email marketing services companies;
•	website design and hosting companies;
•	suppliers of custom apparel, promotional products and customized gifts;
•	online photo product companies; and
•	Internet firms and retailers.
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
     Demand for our products and services is sensitive to price. Changes in our pricing strategies have had, and are likely to continue to have, a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing strategies, including the production, marketing, personnel and other costs of running our business, our competitors’ pricing and marketing strategies, and the effects of inflation. We offer some free or discounted products and services as a means of attracting customers and encouraging repeat purchases, but these free offers and discounts reduce our profit margins and may not result in an increase in our revenues. If we fail to meet our customers’ price expectations, our business and results of operations will suffer.
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
     We depend significantly on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation, and some of these entities maintain “blacklists” of companies that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations, which are often more stringent than currently legal requirements. Although we believe that our commercial e-mail solicitations comply with all applicable laws, some of our Internet protocol addresses appear on various private entities’ blacklists from time to time, which means that e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. We may not be successful in convincing blacklisting entities to remove us from their lists, and we may be put on additional blacklists in the future. The blacklisting sometimes interferes with our ability to send operational e-mails—such as password reminders, invoices and electronically delivered products—to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.
Our customers create products that incorporate images, illustrations and fonts that we license from third parties, and any loss of the right to use these licensed materials may substantially harm our business and results of operations.
     Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties that we use under license agreements. If one or more of our licenses covering a significant amount of content were terminated, the amount and variety of content available on our websites would be significantly reduced, and we may not be able to find, license and introduce substitute content in a timely manner, on acceptable terms or at all.
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
     Our business and our customer base have been built primarily through organic growth, and while individuals on our Supervisory Board and management team have experience making acquisitions in their professional experience outside of Vistaprint, we have limited experience making acquisitions as a company. However, a component of our strategy is to selectively pursue acquisitions of businesses, technologies or services in order to expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired businesses, technologies or services may be complex, expensive and time consuming and we may not be able to retain customers and key employees of acquired businesses. In addition, acquisitions may lead to reduced earnings if the transaction is dilutive for a period of time. To finance any acquisitions, it may be necessary for us to raise additional funds, which may not be available on terms that are favorable to us, or at all, and could cause dilution to our shareholders or subject us to covenants restricting the activities we may undertake. We may be unable to operate any acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate newly acquired businesses, technologies or services effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention. Acquisitions could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.
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
     For the fiscal year ended June 30, 2011 and for the first quarter of fiscal 2012, we derived 53% of our revenue from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.
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
If we are unable to protect our intellectual property rights, our reputation and brand could be damaged, and others may be able to practice our technology, which could substantially harm our business and results of operations.
     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property, but these protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our trademarks, websites features and functionalities or obtain and use information that we consider proprietary, such as the technology used to operate our websites and our production operations.
     We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient, but there can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, we have in the past and may in the future face infringement, invalidity, intellectual property ownership or similar claims brought by third parties with respect to our current or future patents. Any such claims, whether or not successful, could be extremely costly, damage our reputation and brand and substantially harm our business and results of operations.
     Although we hold trademark registrations for the Vistaprint trademark in jurisdictions throughout the world, our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There could be potential trade name or trademark infringement claims brought by owners of other trademarks that incorporate variations of the term “Vistaprint” or our other trademarks, and we may institute such claims against other parties. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
     We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers—for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer—from time to time we face claims, complaints and inquiries from our customers, competitors, governmental regulators, standards bodies and others that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints, claims and inquiries in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.
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
     We are dependent on a limited number of third party providers of website security authentication certificates that are necessary for conducting secure transactions over the Internet. Despite any contractual protections we may have, these third party providers can disable or revoke, and in the past have disabled or revoked, our security certificates without our consent, which would render our websites inaccessible to some of our customers and could discourage other customers from accessing our sites, unless we are able to procure a replacement certificate from one of a limited number of alternative third party providers. Any interruption in our customers’ ability or willingness to access our websites if we do not have adequate security certificates could result in a material loss of revenue and profits and damage to our brand.
Risks Related to Our Corporate Structure
Challenges by various tax authorities to our complex international structure could, if successful, increase our effective tax rate and adversely affect our earnings.
     We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate. Our income taxes are based upon the applicable tax laws and tax rates in the countries in which we operate and earn income as well as upon our operating structures in these countries. Many countries’ tax laws and international treaties impose taxation upon entities that conduct a trade or business or operate through a permanent establishment in those countries. However, these applicable laws or treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions. For more information about audits to which we are currently subject refer to Note 2 “Summary of Significant Accounting Policies—Income Taxes” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report. This could result in an increase to our effective tax rate and adversely affect our results of operations.
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
     Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. In August 2009, our shareholders granted our supervisory board and management board the authority to issue ordinary shares and preferred shares as the boards determine appropriate, without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders’ preemptive rights. However, this authorization expires in August 2014. Although we are currently seeking re-approval from our shareholders , which would extend the expiration date to November 3, 2016, we may not succeed in obtaining this or future re-approvals. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends and authorization to repurchase outstanding shares. Situations may arise where the flexibility to issue shares, pay dividends, repurchase shares or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On November 9, 2010, we announced that our Supervisory Board authorized a repurchase of up to an aggregate of $160.0 million of our ordinary shares in open market or privately negotiated transactions subject to the purchase parameters set by our shareholders and Supervisory Board including a limit that the repurchases cannot exceed 10% of our issued and outstanding ordinary shares as of November 4, 2010, the date of our Annual General Meeting of Shareholders. During the three months ended September 30, 2011 we purchased 3,074,832 of our ordinary shares for a cost of $91.1 million, inclusive of transaction costs, bringing the total ordinary shares repurchased under the program to 4,401,765 for a total cost of $148.0 million.
     On October 3, 2011, we announced that our Supervisory Board authorized the repurchase of up to 10% of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers. We have purchased 1,757,660 of our ordinary shares subsequent to September 30, 2011 and through October 21, 2011 for a total cost of $50.4 million, inclusive of transaction costs, under this share purchase program.
     The following table outlines the purchases of our ordinary shares during the three months ended September 30, 2011:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of
	Total Number	Average	Part of a Publicly	Shares that May
	of Shares	Price Paid	Announced	Yet be Purchased
	Purchased	Per Share (1)	Program	Under the Program (2)
July 1, 2011 through July 31, 2011	378,606	$40.42	378,606	$87,805,832
August 1, 2011 through August 31, 2011	2,696,226	$28.11	2,696,226	$—
September 1, 2011 through September 30, 2011	—	$—	—	$—
Total	3,074,832	$29.62	3,074,832

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.

(2)	As of August 31, 2011, there was no amount remaining available for future purchases under the November 9, 2010 program as we reached the limit of 10% of our issued and outstanding ordinary shares.
ITEM 6. EXHIBITS
     We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2011

VISTAPRINT N.V.
By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement between Vistaprint and Albumprinter Beheer B.V. regarding Albumprinter Holding B.V. dated October 24, 2011

10.1*	Form of Restricted Share Unit Agreement for employees and executives under our 2011 Equity Incentive Plan

10.2*	Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan

10.3*	Form of Nonqualified Share Option Agreement under our 2011 Equity Incentive Plan

10.4*	Form of FY2012 Annual Award Agreement under our Performance Incentive Plan for Covered Employees

10.5*	Form of FY2012-2015 Four-Year Award Agreement under our Performance Incentive Plan for Covered Employees

10.6*	Amendment No. 2 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 28, 2011

10.7*	Employment Agreement between Vistaprint USA, Incorporated and Ernst J. Teunissen effective July 1, 2011

10.8*	Avenant au Contrat de travail (Amendment to Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated October 14, 2011

10.9	Credit Agreement dated as of October 21, 2011 among Vistaprint Limited, Vistaprint Schweiz GmbH and Vistaprint B.V., as borrowers; Vistaprint N.V., as guarantor; the lenders named therein as lenders; JPMorgan Chase Bank N.A., as administrative agent; HSBC Bank USA, National Association, as syndication agent; RBS Citizens, N.A. as documentation agent; and J.P. Morgan Securities LLC as sole bookrunner and sole lead arranger, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 26, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement.

**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.