Form 10-Q
period 2011-12-31
VISTAPRINT N.V.
filed 2012-02-01
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2011

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

As of January 27, 2012, there were outstanding 36,904,384 ordinary shares of the registrant, par value €.01 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$67,470	$236,552
Marketable securities	—	529
Accounts receivable, net of allowances of $156 and $243, respectively	21,457	13,389
Inventory	8,873	8,377
Prepaid expenses and other current assets	25,862	13,444

Total current assets	123,662	272,291
Property, plant and equipment, net	257,573	262,104
Software and website development costs, net	5,735	6,046
Deferred tax assets	2,117	6,522
Goodwill	148,255	4,168
Intangible assets, net	48,326	1,042
Other assets	4,683	3,727

Total assets	$590,351	$555,900

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,458	$15,998
Accrued expenses	121,695	68,989
Deferred revenue	13,199	8,819
Current portion of long-term debt	6,000	—
Current portion of deferred tax liabilities	1,852	—

Total current liabilities	166,204	93,806
Deferred tax liabilities	6,812	3,794
Other liabilities	9,012	8,207
Long-term debt	140,500	—

Total liabilities	322,528	105,807

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 120,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 and 49,950,289 shares issued and 36,889,073 and 43,144,718 shares outstanding, respectively	699	699
Treasury shares, at cost, 13,061,216 and 6,805,571 shares, respectively	(282,844)	(85,377)
Additional paid-in capital	268,740	273,260
Retained earnings	288,503	248,634
Accumulated other comprehensive (loss) income	(7,275)	12,877

Total shareholders’ equity	267,823	450,093

Total liabilities and shareholders’ equity	$590,351	$555,900

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue	$299,862	$234,064	$512,222	$404,551
Cost of revenue (1)	99,661	78,834	177,725	141,667
Technology and development expense (1)	29,792	22,287	56,466	45,494
Marketing and selling expense (1)	110,644	76,411	186,988	133,944
General and administrative expense (1)	27,223	18,347	48,755	32,928

Income from operations	32,542	38,185	42,288	50,518
Interest income	4	92	87	191
Other income (expense), net	2,448	(251)	2,898	(503)
Interest expense	426	89	426	196

Income before income taxes	34,568	37,937	44,847	50,010
Income tax provision	2,871	3,923	4,978	5,215

Net income	$31,697	$34,014	$39,869	$44,795

Basic net income per share	$0.84	$0.78	$1.01	$1.02

Diluted net income per share	$0.82	$0.75	$0.99	$0.99

Weighted average shares outstanding – basic	37,638,224	43,689,651	39,439,181	43,792,280

Weighted average shares outstanding – diluted	38,654,740	45,107,135	40,474,021	45,168,760

(1)	Share-based compensation expense is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of revenue	$77	$197	$171	$400
Technology and development expense	834	1,108	1,693	2,240
Marketing and selling expense	498	1,085	1,053	2,134
General and administrative expense	3,454	3,834	6,669	6,821

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Six Months Ended December 31,
	2011	2010
Operating activities
Net income	$39,869	$44,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,276	24,954
Amortization of debt issuance costs	47	—
Loss on sale, disposal, or impairment of long-lived assets	60	120
Amortization of premiums and discounts on marketable securities	—	143
Share-based compensation expense	9,586	11,595
Excess tax benefits derived from share-based compensation awards	(11)	(318)
Deferred income taxes	(3,001)	(96)
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	(2,576)	(815)
Inventory	(487)	(1,988)
Prepaid expenses and other assets	(7,494)	336
Accounts payable	3,123	(379)
Accrued expenses and other liabilities	45,288	14,330

Net cash provided by operating activities	111,680	92,677

Investing activities
Purchases of property, plant and equipment	(24,445)	(24,978)
Business acquisitions, net of cash acquired	(184,822)	—
Maturities and redemptions of marketable securities	529	5,140
Purchases of intangible assets	(131)	(116)
Capitalization of software and website development costs	(2,891)	(3,088)

Net cash used in investing activities	(211,760)	(23,042)

Financing activities
Proceeds from borrowings of long-term debt	161,500	—
Payments of long-term debt	(15,000)	(5,222)
Payments of debt issuance costs	(1,145)	—
Payments of withholding taxes in connection with vesting of restricted share units	(1,955)	(2,408)
Repurchases of ordinary shares	(209,645)	(55,458)
Excess tax benefits derived from share-based compensation awards	11	318
Proceeds from issuance of shares	139	1,815

Net cash used in financing activities	(66,095)	(60,955)

Effect of exchange rate changes on cash	(2,907)	1,699

Net (decrease) increase in cash and cash equivalents	(169,082)	10,379
Cash and cash equivalents at beginning of period	236,552	162,727

Cash and cash equivalents at end of period	$67,470	$173,106

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. The consolidated financial statements also include the accounts of Albumprinter Holding B.V. and its subsidiaries (collectively, “Albumprinter”) and Webs, Inc. (“Webs”) from the date of each acquisition, both of which occurred in the second quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other period. The condensed consolidated balance sheet at June 30, 2011 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2011 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. We did not hold any marketable securities as of December 31, 2011.

We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three and six months ended December 31, 2011 and 2010.

The carrying value of our cash, cash equivalents and marketable securities at December 31, 2011 and June 30, 2011 is equal to fair value.

Treasury Shares

Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. During the three and six months ended December 31, 2011, we repurchased 3,835,772 and 6,910,604 of our ordinary shares for a total cost of $118,557 and $209,645, respectively, inclusive of transaction costs, in connection with our publicly announced share repurchase programs.

Share-Based Compensation

During the three and six months ended December 31, 2011, we recorded share-based compensation expense of $4,863 and $9,586, respectively, and $6,224 and $11,595 during the three and six months ended December 31, 2010, respectively. Share-based compensation costs capitalized as part of software and website development costs were $19 and $76 for the three and six months ended December 31, 2011, respectively, and were $69 and $193 for the three and six months ended December 31, 2010, respectively.

At December 31, 2011, there was $48,286 of total unrecognized compensation cost related to unvested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.4 years. Total unrecognized compensation includes the restricted share awards (“RSAs”) granted as part of the Webs acquisition that is expected to be recognized over a period of 2 years. See Note 3 for further details.

Income Taxes

Income tax expense decreased to $2,871 and $4,978 for the three and six months ended December 31, 2011, as compared to $3,923 and $5,215 for the three and six months ended December 31, 2010. During the three months ended December 31, 2011, we recorded tax benefits from a currency exchange loss recognized by one of our Dutch entities for tax purposes in the quarter and the acquisitions, net of non-deductible transaction costs. Excluding these benefits, our tax expense would have increased due to growth in our organic business’ operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our legal entities. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss.

Generally, our projected annual effective tax rate is applied to our quarterly results to determine our income tax for the quarter. The decrease in the overall effective tax rate from the same prior period is primarily due to the impact of the aforementioned currency exchange tax benefit recognized in the quarter and tax benefit related to the two acquisitions, net of non-deductible transaction costs. Excluding the impact of these items, the overall effective tax rate would have been higher compared to the same prior year period largely due to the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy and the expiration of the U.S. federal research and development tax credit on December 31, 2011. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. We expect this variation will continue in future periods.

As of December 31, 2011, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $2,655, including accrued interest of $360. There have been no significant changes to these amounts during the three and six months ended December 31, 2011. The total amount of unrecognized tax benefits will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.

One of our U.S. subsidiaries and one of our Bermuda subsidiaries are under audit by the United States Internal Revenue Service (“IRS”). In April 2011, the U.S. subsidiary received a Revenue Agent’s Report from the IRS assessing tax for the years under examination. We disagree with the position taken by the IRS and have filed a written protest for submission to the IRS Office of Appeals. However, the matter currently remains at the examination stage pending further review and discussion with the IRS. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts. In addition, the Canada Revenue Agency is auditing one of our Canadian subsidiaries. We do not believe that the resolution of these tax examinations will have a material impact on our financial position or results of operations.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), and RSAs, using the treasury stock method.

The following table sets forth the reconciliation of the weighted average number of ordinary shares for purposes of computing net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted average shares outstanding, basic	37,638,224	43,689,651	39,439,181	43,792,280
Weighted average shares issuable upon exercise / vesting of share options/RSUs/RSAs	1,016,516	1,417,484	1,034,840	1,376,480

Shares used in computing diluted net income per share	38,654,740	45,107,135	40,474,021	45,168,760

Weighted average anti-dilutive shares excluded from diluted net income per share	1,558,542	608,938	1,602,546	873,771

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”), which is intended to result in convergence between GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The new standard clarifies or changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The new guidance is effective for our third quarter of the current fiscal year and will not have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income, which makes the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of shareholders’ equity. The new guidance is effective for our fiscal year ending June 30, 2013, and interim periods in that year, and its adoption will not have a material effect on our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment, which provides updated guidance on the periodic testing of goodwill for impairment. This new standard will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The new guidance is effective for our fiscal year ending June 30, 2013, with early adoption permitted. We expect to early adopt this guidance in our fiscal third quarter and we are evaluating the impact on our future goodwill impairment tests.

3. Business Combinations

Acquisition of Albumprinter Holding B.V.

On October 31, 2011, we acquired 100% of the outstanding shares of Albumprinter Holding B.V., a leading provider of photo books and other photo products to consumers in Europe. At the closing, we paid €60,000 ($85,019 based on the exchange rate as of the date of acquisition) in cash for Albumprinter Holding B.V.’s shares, which we funded using cash on hand and borrowings under our credit facility, and we may pay up to an additional €5,000 ($7,085 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2012 based upon the acquired business achieving revenue and earnings targets for calendar year 2012. The estimated fair value of the earn-out payment of $583 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. Any changes in fair value will be recorded in our consolidated statements of income. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,700 in the six months ended December 31, 2011, which have been recorded in general and administrative expenses.

The amount paid at closing was subject to a post-closing adjustment based on Albumprinter’s working capital and net debt as of the closing date. These adjustments resulted in a reduction of purchase price of €3,165 ($4,485 based on the exchange rate as of the date of acquisition). The proceeds due from this adjustment are included in other current assets as of December 31, 2011 and have been received as of the date of this filing.

Our condensed consolidated financial statements include the accounts of Albumprinter from October 31, 2011, the date of acquisition. Albumprinter revenues and net income included for the three and six months ended December 31, 2011 are $15,708 and $2,891, respectively.

Purchase Price Allocation

The excess of the purchase price paid over the fair value of Albumprinter’s net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the workforce of Albumprinter. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Europe operating segment.

The accounting for the Albumprinter acquisition is considered provisional as the valuation and tax accounting are preliminary. The purchase price is allocated as follows:

	Amount	Weighted Average Useful Life (in years)
Total assets acquired (1)	$33,521	n/a
Total liabilities assumed (2)	(44,622)	n/a
Identifiable intangible assets:
Trade name	9,919	7
Developed technology	9,210	3
Customer relationships	22,672	7
Goodwill	50,417	n/a

Total purchase price (3)	$81,117

(1)	Includes cash and cash equivalents acquired of $43.
(2)	Includes deferred tax liabilities of $10,450 primarily composed of the difference between the book value and tax basis of assets acquired.
(3)	Includes an estimate of the fair value of contingent consideration of $583 and is reduced by post-closing adjustments of $4,485.

Acquisition of Webs, Inc.

On December 28, 2011, we acquired 100% of the outstanding shares of Webs, a leading provider of do-it-yourself websites, Facebook Pages and mobile presence solutions for small businesses. At closing we paid $101,300 in cash and $16,200 in RSAs contingent upon continued employment of the founding shareholders. The purchase price was funded using cash on hand and borrowings under our credit facility. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,600 in the three months ended December 31, 2011, which have been recorded in general and administrative expenses.

Our condensed consolidated financial statements include the accounts of Webs from December 28, 2011, the date of acquisition. Webs revenue and net income were not significant for the three days between the acquisition and December 31, 2011.

Restricted Share Awards

The RSAs were granted to the founding shareholders of Webs and vest 50% on December 28, 2012 and 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and is expected to be recognized as share-based compensation expense over the two year vesting period. This has not been included as part of the consideration transferred for purposes of the purchase price allocation.

Purchase Price Allocation

The excess of the purchase price paid over the fair value of Webs’ net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the workforce of Webs. Goodwill is not expected to be deductible for tax purposes and we are still evaluating the allocation of goodwill to our operating segments.

The accounting for the Webs acquisition is considered provisional as the valuation and tax accounting are preliminary. The purchase price is allocated as follows:

	Amount	Estimated Useful Life (in years)
Total assets acquired (1)	$2,439	n/a
Total liabilities assumed (2)	(9,514)	n/a
Identifiable intangible assets:
Trade name	300	2
Developed technology	3,000	4
Customer network	4,600	7
Patents (3)	2,500	—
Goodwill	97,933	n/a

Total purchase price	$101,258

(1)	Includes cash and cash equivalents acquired of $1,412.
(2)	Includes deferred tax liabilities of $4,102 primarily composed of the difference between the book value and tax basis of assets acquired.
(3)	These patents are classified as held-for-sale.

Pro Forma Financial Information

The acquired companies have been included in our condensed consolidated financial statements starting on their respective acquisition dates. The following pro forma financial information presents our results as if these acquisitions had occurred on July 1, 2010:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Pro forma revenue	$311,577	$249,128	$541,883	$431,147
Pro forma income from operations	37,126	41,497	47,747	54,099

These amounts have been calculated after applying our accounting policies and adjusting the results of Albumprinter and Webs to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on July 1, 2010.

Identifiable Intangible Assets

We used the income approach to value the trade names, customer relationships and customer network and a replacement cost approach to value developed technology. The income approach calculates fair value by discounting the after-tax cash flows back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate.

In estimating the useful life of the acquired assets, we reviewed the expected use of the assets acquired, factors that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We amortize acquired intangible assets over their economic useful lives using either a method that is based on estimated future cash flows or a straight-line basis over the periods benefited. Definite-lived assets are assessed for impairment whenever significant events or changes occur that might impact recovery of recorded costs.

4. Goodwill and Intangibles

The changes in the carrying amount of goodwill and intangible assets for the six months ended December 31, 2011 are as follows:

	Goodwill	Intangible Assets
Balance as of June 30, 2011	$4,168	$1,042
Acquisitions	148,350	52,201
Amortization	—	(1,357)
Effect of currency translation adjustments (1)	(4,263)	(3,560)

Balance as of December 31, 2011	$148,255	$48,326

(1)	Relates to goodwill and intangible assets attributable to the Albumprinter acquisition as amounts are denominated in Euro.

5. Accrued Expenses

Accrued expenses include the following:

	December 31, 2011	June 30, 2011
Advertising costs (1)	$34,830	$21,407
Compensation costs (2)	26,531	23,142
Income and indirect taxes (3)	25,295	8,427
Shipping costs (4)	7,402	2,694
Purchases of property, plant and equipment	1,249	1,236
Professional costs	1,402	1,716
Other (5)	24,986	10,367

Total accrued expenses	$121,695	$68,989

(1)	The increase in accrued advertising costs is principally a result of our increased customer acquisition and retention promotion costs.
(2)	The increase in accrued compensation costs is principally a result of our expansion in headcount and the associated increase in payroll and benefit related costs to support our growth.
(3)	The increase in accrued income taxes and indirect taxes is principally a result of the timing of payment of indirect taxes and the seasonality of related revenue.
(4)	The increase in accrued shipping costs is principally a result of the increase in order volume related to the sale of seasonal products.
(5)	The increase in other accrued expenses is principally as a result of our acquisitions.

6. Long-Term Debt

On October 21, 2011, we entered into a senior credit agreement, which we refer to as the credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provides for an unsecured revolving credit facility of up to $250,000 in loan commitments with letter of credit and swing line loan sublimits of $25,000 each. We may from time to time, so long as no default or event of default has occurred and is continuing, increase the loan commitments under the credit agreement by up to $150,000 by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016.

Any borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of December 31, 2011, the weighted-average interest rate on outstanding borrowings was 1.64%. We must also pay a commitment fee of 0.175% to 0.225% depending on our leverage ratio.

The credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental changes, investments and restricted payments, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2012 through 2016 and (2) financial covenants calculated on a trailing twelve month basis that:

•	our consolidated leverage ratio will not exceed 3.5 times our trailing twelve-month, or TTM, consolidated EBITDA;

•

our consolidated senior leverage ratio, which is the ratio of our consolidated indebtedness that is not subordinated to our indebtedness under the credit agreement to our TTM consolidated EBITDA, will not exceed 2.75 times our TTM consolidated EBITDA; and

•	our interest coverage ratio, which is the ratio of our TTM consolidated EBITDA to our TTM consolidated interest expense, will be at least 3.0.

As of December 31, 2011, we were in compliance with all financial covenants under the credit agreement. Availability under our credit facility consisted of the following:

December 31, 2011
Maximum aggregate available borrowing amount	$250,000
Outstanding borrowings (1)	(146,500)
Stand-by letters of credit	(294)

Maximum additional available borrowing amount	$103,206

(1)	Amounts outstanding under the credit facility are not due until maturity (October 21, 2016). Amounts outstanding from overnight borrowings under the credit facility of $6,000 have been classified as current liabilities.

7. Fair Value Measurements

The fair value of our financial assets and liabilities was determined using the following inputs at December 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$67,470	$67,470	$—	$—

Total assets recorded at fair value	$67,470	$67,470	$—	$—

Liabilities
Albumprinter contingent earn-out	$583	$—	$—	$583

Total liabilities recorded at fair value	$583	$—	$—	$583

The following table presents a roll forward of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at December 31, 2011:

	Cash and cash equivalents	Albumprinter contingent earn-out
Balance at June 30, 2011	$529	$—
Additions	—	583
Payments or redemptions	(529)	—

Balance at December 31, 2011	$—	$583

At June 30, 2011, we held one municipal auction rate security, which was redeemed under a tender offer initiated by the issuer. The Albumprinter earn-out payment is payable based on achieving certain operational results during calendar year 2012 as specified in the share purchase agreement.

8. Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$31,697	$34,014	$39,869	$44,795
Unrealized gain on marketable securities	—	2	—	26
Reclassification of gain on cash flow hedge to net income	—	—	—	(49)
Change in cumulative foreign currency translation adjustments	(9,349)	(302)	(20,152)	12,734

Comprehensive income	$22,348	$33,714	$19,717	$57,506

9. Segment Information

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

The costs associated with shared central functions are not allocated to the operating segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, acquisition-related transaction costs, and the global component of our IT operations and customer service, sales and design support. We do not allocate non-operating income or expenses to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM. For example, products manufactured by our Venlo, the Netherlands facility for the Asia-Pacific segment are charged at cost and there is no intercompany profit or loss recognized on these transactions. At this time, we do not allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment.

Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue:
North America	$139,807	$116,697	$258,498	$218,009
Europe	143,048	105,285	223,027	166,274
Asia-Pacific	17,007	12,082	30,697	20,268

Total revenue	$299,862	$234,064	$512,222	$404,551

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Income from operations:
North America	$40,734	$33,997	$70,795	$61,479
Europe	38,951	35,640	58,010	50,271
Asia-Pacific	2,549	2,801	4,916	3,783
Corporate and global functions	(49,692)	(34,253)	(91,433)	(65,015)

Total income from operations	$32,542	$38,185	$42,288	$50,518

The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue:
United States	$131,872	$110,517	$244,811	$207,530
Non-United States	167,990	123,547	267,411	197,021

Total revenue	$299,862	$234,064	$512,222	$404,551

	December 31, 2011	June 30, 2011
Long-lived assets (1):
Netherlands	$114,000	$82,594
Canada	101,042	103,005
Australia	43,478	43,971
United States	21,147	10,167
Bermuda	13,957	15,022
Jamaica	13,054	8,858
Switzerland	4,651	4,288
Spain	1,753	2,317
Other	3,235	2,697

	$316,317	$272,919

(1)	Excludes goodwill of $148,255 and $4,168, and deferred tax assets of $2,117 and $6,522 as of December 31, 2011 and June 30, 2011, respectively.

10. Commitments and Contingencies

Purchase Commitments

At December 31, 2011, we had unrecorded commitments under contract of $22,380, which were principally composed of site development and construction costs for our Jamaican customer service, sales and design support center of approximately $12,278, production and computer equipment purchases of approximately $6,727, and other unrecorded purchase commitments of $3,375.

Legal Proceedings

We are not currently party to any material legal proceedings. Although we cannot predict with certainty the results of litigation and claims to which we may be subject from time to time, we do not expect the resolution of any of our current matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs relating to legal proceedings are expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated income and revenue growth rates, future profitability and market share, new and expanded products and services, geographic expansion and planned capital expenditures. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.

Executive Overview

For the three and six months ended December 31, 2011, we reported revenue of $299.9 million and $512.2 million, respectively, representing 28% and 27% revenue growth from the same period in the prior year. Constant-currency revenue growth was 28% and 25% for the three and six months ended December 31, 2011. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 21% for both the three and six months ended December 31, 2011. Diluted earnings per share (“EPS”) for the three months ended December 31, 2011 increased 9% over the same period in the prior year to $0.82 and was the same as the prior year period at $0.99 for the six months ended December 31, 2011.

Our second quarter has historically been our strongest revenue and earnings period during the course of a fiscal year, due to the sale of seasonal products such as holiday cards and calendars. This typical seasonality was a significant driver of our stronger revenue performance in the second quarter compared to the first quarter of fiscal 2012. Revenue from seasonal products, which was a material portion of our total revenue in the second quarter of fiscal 2012, does not repeat during other quarters of the fiscal year although we have historically benefited from the higher rate of new customers acquired during the holiday season. Additionally, revenue during the three and six months ended December 31, 2011 includes $15.7 million from Albumprinter operations, which also benefits from seasonal sales of photo books.

Despite our revenue growth and significant share repurchase activity, EPS for the six months ended December 31, 2011 did not grow over the same prior year period. This was due to investments made in support of our long-term growth strategy. These investments include increased cost levels in our organic business as well as the acquisitions of Albumprinter Holding B.V. (“Albumprinter”), a leading provider of photo books and other photo products to consumers in Europe, and Webs, Inc. (“Webs”), a leading provider of do-it-yourself websites, Facebook Pages and mobile presence solutions for small businesses.

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

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•

Digital Marketing Services. We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying digital subscribers has grown to approximately 340,000. On December 28, 2011, we acquired Webs, a leading provider of do-it-yourself websites, Facebook Pages and mobile presence solutions for small businesses, to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions.

•

Geographies outside North America and Europe. For the three and six months ended December 31, 2011, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. During the six months ended December 31, 2011 we opened an office in Mumbai, India to support our expansion into India.

•

Home and Family. Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. This year we added new products and services targeted at the home and family market, such as embroidered Christmas stockings. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. On October 31, 2011, we acquired Albumprinter, a leading provider of photo books and other photo products to the home and family market in Europe.

•

Up-market Customers. We serve customers across the spectrum of micro businesses with fewer than 10 employees, but our strength has traditionally been in the smallest and most price sensitive of these customers. In comparison to our customer base, which is concentrated in businesses with 2 or fewer employees, the micro businesses in the “up-

market” portion of this spectrum tend to have more sophisticated marketing needs and typically spend more per year on their marketing activities. We believe that as we continue to research customer needs and make customer value proposition improvements for our traditional core customer base, we will develop a stronger ability to focus on “up-market” small business customers. We expect this adjacency can serve as a driver of growth 3 to 5 years from now.

Recent Developments

During the three and six months ended December 31, 2011, we repurchased 3,835,772 and 6,910,604 of our ordinary shares for a total cost of $118.5 million and $209.6 million, respectively, inclusive of transaction costs, in connection with our publicly announced share repurchase programs.

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

On October 31, 2011, we acquired Albumprinter for total cash consideration of up to €65.0 million, consisting of €60.0 million ($85.0 million based on the exchange rate as of the date of acquisition) payable upon closing subject to net working capital and net debt adjustments, and up to €5.0 million ($7.1 million based on exchange rates as of the date of acquisition) payable based on a performance-based earn-out covering the period from January 1, 2012 to December 31, 2012.

On December 28, 2011, we acquired Webs for total cash consideration of $101.3 million and $16.2 million in restricted share awards contingent upon continued employment of the founding shareholders.

Results of Operations

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.2%	33.7%	34.7%	35.0%
Technology and development expense	9.9%	9.5%	11.0%	11.2%
Marketing and selling expense	36.9%	32.7%	36.5%	33.2%
General and administrative expense	9.1%	7.8%	9.5%	8.1%

Income from operations	10.9%	16.3%	8.3%	12.5%
Interest income	—%	—%	—%	—%
Other income (expense), net	0.7%	(0.1)%	0.6%	(0.1)%
Interest expense	0.1%	—%	0.1%	—%

Income before income taxes	11.5%	16.2%	8.8%	12.4%

Income tax provision	0.9%	1.7%	1.0%	1.3%

Net income	10.6%	14.5%	7.8%	11.1%

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	FY12 vs. FY11	2011	2010	FY12 vs. FY11
Revenue	$299,862	$234,064	28%	$512,222	$404,551	27%
Cost of revenue	99,661	78,834	26%	177,725	141,667	25%
% of revenue	33.2%	33.7%		34.7%	35.0%

Revenue

We generate revenue primarily from the sale and shipment of customized manufactured products, and the provision of digital services, website design and hosting, email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenue in our second fiscal quarter includes a favorable impact from increased seasonal product sales.

We seek to increase our revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). We use the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as this approach is aligned with the way we manage our business and our efforts to increase our revenue. We believe that metrics relating to our unique active customers and average bookings per unique active customer offer shareholders a useful means of assessing our execution against our strategy. Because changes in one of these metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends, and we assess them together to understand their overall impact on revenue and profitability. A number of factors influence our ability to drive increases in these metrics:

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

•

Average bookings per unique active customer. Average bookings per unique active customer is total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of unique active customers who purchased during that same period of time. We seek to increase our average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases from us, the number of products and feature upgrades a customer purchases in a given period and the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, although they sometimes fluctuate from one quarter to the next depending upon the type of products we promote during a period and the promotional discounts we offer. For example, seasonal product offerings, such as holiday cards, can cause changes in bookings per customer in our second fiscal quarter ending December 31.

Total revenue for the three months ended December 31, 2011 increased 28% to $299.9 million compared to the three months ended December 31, 2010, due to increases in sales across our product and service offerings, as well as across all geographies, and our acquisition of Albumprinter. The overall growth during this period was due to increases in the number of unique active customers, driven by growth in both new customer additions and repeat customers. Excluding the effect of acquisitions, new customer additions during the three months ended December 31, 2011 grew 32% to approximately 2.9 million. The changes in currency exchange rates did not materially impact revenue growth rates for the period.

Total revenue for the six months ended December 31, 2011 increased 27% to $512.2 million compared to the six months ended December 31, 2010, due to increases in sales across our product and service offerings, as well as across all geographies. The overall growth during this period was due to increases in the number of unique active customers, driven by growth in both new customer additions and repeat customers. Excluding the effect of acquisitions, new customer additions during the six months ended December 31, 2011 grew 23% to approximately 4.8 million. The weaker U.S. dollar positively impacted our revenue growth by an estimated 157 basis points in the six months ended December 31, 2011, as compared to the six months ended December 31, 2010.

Both the three and six months ended December 31, 2011 include $15.7 million of revenue from Albumprinter. There is no revenue included for Albumprinter in either of the prior year periods. Excluding the impact of Albumprinter, our constant-currency revenue growth was 21% for both the three and six months ended December 31, 2011, respectively.

In addition to the drivers of our quarterly revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month (“TTM”) basis. The following table summarizes our operational revenue metrics, excluding acquisitions, for the TTM ended December 31, 2011 and 2010:

	TTM Ended December 31,
	2011	2010	% Increase
Unique active customers	12.9 million	10.6 million	22%
New customer additions	8.4 million	7.0 million	20%
Retained customers	4.5 million	3.6 million	25%
Average bookings per unique active customer	$71	$70	1%
New customers	$53	$54	(2)%
Retained customers	$100	$98	2%

Total revenue by geographic segment for the three and six months ended December 31, 2011 and 2010 are shown in the following tables (in thousands):

	Three Months Ended December 31,		% Change	Currency Impact: (Favorable) / Unfavorable	Constant- Currency Revenue Growth(1)	Favorable Impact of Acquisitions	Constant- Currency Organic Revenue Growth(1)
	2011	2010
North America	$139,807	$116,697	20%	— %	20%	— %	20%
Europe	143,048	105,285	36%	1%	37%	(15)%	22%
Asia Pacific	17,007	12,082	41%	(4)%	37%	— %	37%

Total revenue	$299,862	$234,064	28%	— %	28%	(7)%	21%

	Six Months Ended December 31,		% Change	Currency Impact: (Favorable) / Unfavorable	Constant- Currency Revenue Growth(1)	Favorable Impact of Acquisitions	Constant- Currency Organic Revenue Growth(1)
	2011	2010
North America	$258,498	$218,009	19%	— %	19%	— %	19%
Europe	223,027	166,274	34%	(3)%	31%	(10)%	21%
Asia Pacific	30,697	20,268	51%	(11)%	40%	— %	40%

Total revenue	$512,222	$404,551	27%	(2)%	25%	(4)%	21%

(1)	Constant-currency revenue growth, a non-U.S. generally accepted accounting principles (“GAAP”) financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period's average exchange rate for each currency to the U.S. dollar. Constant-currency organic revenue growth also excludes the impact of revenue from acquisitions. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

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

The increase in cost of revenue for the three and six months ended December 31, 2011 compared to the same periods in fiscal 2011 was primarily attributable to the increased volume of product shipments during the current year period including those from Albumprinter. The decrease in the cost of revenue as a percentage of total revenue for the three and six months ended December 31, 2011 compared to the same prior year periods was primarily attributable to higher overhead absorption resulting from increased seasonal product sales. The decrease in the cost of revenue as a percentage of total revenue was partially offset by increased costs from shipping upgrades and the weaker U.S. dollar, which was primarily driven by the net impact of changes in European currencies.

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	FY12 vs. FY11	2011	2010	FY12 vs. FY11
Technology and development expense	$29,792	$22,287	34%	$56,466	$45,494	24%
% of revenue	9.9%	9.5%		11.0%	11.2%
Marketing and selling expense	$110,644	$76,411	45%	$186,988	$133,944	40%
% of revenue	36.9%	32.7%		36.5%	33.2%
General and administrative expense	$27,223	$18,347	48%	$48,755	$32,928	48%
% of revenue	9.1%	7.8%		9.5%	8.1%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations, content development, amortization of capitalized software, website development costs and certain acquired intangible assets, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.

The increase in our technology and development expenses of $7.5 million and $11.0 million for the three and six months ended December 31, 2011 as compared to the same prior year periods was primarily due to increased payroll and facility-related costs of $6.0 million and $10.4 million, respectively, associated with an increase in headcount, excluding Albumprinter, in our technology development and information technology support organizations related to the implementation of our long-term growth strategy. At December 31, 2011, we employed 535 employees in these organizations compared to 387 employees at December 31, 2010. In addition, other technology and development expenses increased $1.4 million and $0.2 million during the three and six months ended December 31, 2011 as compared to the same prior year periods due to increased employee travel and training costs and increased depreciation, hosting services and other costs related to the continued investment in our website infrastructure. The increase in other website related expenses during the six months ended December 31, 2011 is offset by expenses in the prior year related to a legal settlement of a patent claim.

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets; and third-party payment processing fees.

The increase in our marketing and selling expenses of $34.2 million for the three months ended December 31, 2011 as compared to the same prior year period was driven primarily by increases of $29.6 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base related to the implementation of our long-term growth strategy, and increases in payroll and facility-related costs of $3.3 million. The increase in our marketing and selling expenses of $53.0 million for the six months ended December 31, 2011 as compared to the same period in 2010 was driven primarily by increases of $45.3 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll, benefits and facility-related costs of $5.3 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at December 31, 2011, we employed 1,355 employees in these organizations compared to 917 employees at December 31, 2010. In addition, payment processing fees paid to third parties increased by $1.2 million and $2.1 million during the three and six months ended December 31, 2011 as compared to the same prior year periods due primarily to increased order volumes.

General and administrative expense

General and administrative expense consists primarily of general corporate costs, including third-party professional fees and acquisition-related transaction costs, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.

The increase in our general and administrative expenses of $8.9 million and $15.8 million for the three and six months ended December 31, 2011 as compared to the same prior year periods was primarily due to increased payroll and facility-related costs of $5.2 million and $9.1 million, respectively, resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth. At December 31, 2011, we employed 324 employees in these organizations compared to 211 employees at December 31, 2010. In addition, third-party professional fees increased $2.6 million and $4.3 million during the three and six months ended December 31, 2011, respectively, as compared to the same period in fiscal 2011 due primarily to the transaction costs associated with the Albumprinter and Webs acquisitions, and increased costs of ongoing litigation including a patent infringement trial that concluded in July 2011. The increase in third-party professional fees during the three and six months ended December 31, 2011 is offset by a share-based compensation charge of $1.0 million that is included in the same prior year periods. Furthermore, other general and administrative activities increased $0.8 million and $1.9 million as compared to the same prior year periods, which includes $0.6 million and $1.1 million, respectively, related to employee travel and training.

As a result of the RSAs granted as part of the Webs transaction and certain other equity awards, we expect share-based compensations costs to increase for the remainder of the fiscal year across technology and development, marketing and selling, and general and administrative expenses.

Other income (expense), net

Other income (expense), net, which primarily consists of gains and losses from currency transactions or revaluation, was $2.4 million and $2.9 million of income for the three and six months ended December 31, 2011 as compared to $0.3 million and $0.5 million of expense for the same prior year period. This increase is primarily related to a gain from Euro currency transactions relating to the funding of our acquisition of Albumprinter.

Interest expense

Interest expense, which consists of interest paid to financial institutions on outstanding balances on our credit facilities, amortization of debt issuance costs, and commitments fees, increased to $0.4 million for the three and six months ended December 31, 2011 as compared to $0.1 million and $0.2 million for the same periods in fiscal 2011. This increase is primarily related to our new revolving credit facility.

Income tax provision

In thousands

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Income tax provision	$2,871	$3,923	$4,978	$5,215
Effective tax rate	8.3%	10.3%	11.1%	10.4%

Income tax expense decreased to $2.9 million and $5.0 million for the three and six months ended December 31, 2011, as compared to $3.9 million and $5.2 million for the three and six months ended December 31, 2010. During the three months ended December 31, 2011, we recorded tax benefits from a currency exchange loss recognized by one of our Dutch entities for tax purposes in the quarter and the acquisitions of Albumprinter and Webs, net of non-deductible transaction costs. Excluding these benefits our tax expense would have increased due to growth in our organic business’

operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our legal entities. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss.

The decrease in the overall effective tax rate from the same prior period is primarily due to the impact of the aforementioned currency exchange tax benefit recognized in the quarter and tax benefit related to the two acquisitions, net of non-deductible transaction costs. Excluding the impact of these items, the overall effective tax rate would have been higher compared to the same prior year period largely due to the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy and the expiration of the U.S. federal research and development tax credit on December 31, 2011. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. We expect this variation will continue in future periods. As a result of the acquisitions during the period, we are currently evaluating the alignment of certain Webs’ intellectual property with our global operations, which could increase our effective tax rate and result in a material tax-related cash outflow in future periods.

Liquidity and Capital Resources

In thousands

	Six Months Ended December 31,
	2011	2010
Cash flows provided by operating activities	111,680	92,677
Cash flows used in investing activities	(211,760)	(23,042)
Cash flows used in financing activities	(66,095)	(60,955)

At December 31, 2011, we had $67.5 million of cash and cash equivalents and $146.5 million of long-term debt. Cash and cash equivalents decreased $169.1 million in the six months ended December 31, 2011. The cash flows during the six months ended December 31, 2011 related primarily to the following items:

Cash inflows:

•	Net income of $39.9 million;

•	Proceeds from borrowings of long-term debt of $161.5 million; and

•

Positive adjustments for non-cash items of $71.8 million, including $37.9 million provided by working capital and other activities, depreciation and amortization of $27.3 million, and share-based compensation costs of $9.6 million.

Cash outflows:

•	Repurchases of our ordinary shares of $209.6 million;

•	Payments for business acquisitions, net of cash acquired, of $184.8 million;

•

Capital expenditures of $24.4 million of which $10.2 million were related to the purchase of manufacturing and automation equipment for our production facilities, $6.9 million were related to the purchase of land and facilities, and $7.3 million were related to purchases of other assets including information technology infrastructure and office equipment;

•	Payments of long-term debt of $15.0 million and debt issuance costs of $1.1 million;

•	Internal costs for software and website development that we capitalized of $2.9 million; and

•	Payments of the minimum withholding taxes related to shares withheld on vested restricted stock units of $2.0 million.

Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2011, we financed our operations primarily through internally generated cash flows from operations and proceeds from borrowings of long-term debt. Due to our recent investments and share repurchases, our current liabilities now exceed our current assets; however, we believe that our available cash, cash flows generated from operations and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements, for the foreseeable future. We currently plan to invest approximately $60 million to $70 million on capital expenditures in fiscal 2012, which represents an increase of 60% to 87% from fiscal 2011, primarily due to plans to expand our manufacturing capacity in Europe, construction of our Jamaican customer service, sales and design support center, and other IT and manufacturing equipment requirements to support our long-term growth strategy.

We may continue repurchase our ordinary shares using a combination of available cash, cash flow generated from operations, and debt financing. During the six months ended December 31, 2011, we used $209.6 million to repurchase our ordinary shares.

As part of our growth strategy, we may continue to be proactive in assessing potential merger and acquisition targets, though we will continue to be prudent and selective. We acquired Albumprinter on October 31, 2011 and Webs on December 28, 2011. We paid total cash consideration of €60.0 million for Albumprinter subject to net working capital and net debt adjustments, and may pay up to an additional €5.0 million in cash based on a performance targets covering the period from January 1, 2012 to December 31, 2012. For Webs, we paid $101.3 million of total cash consideration and $16.2 million in restricted share awards contingent upon the continued employment of the founding shareholders. Additionally, we are currently evaluating the alignment of Webs’ intellectual property with our global operations, which could result in a material tax-related cash outflow in future periods. These acquisitions were funded through a combination of existing cash and our revolving credit facility. If we were to make additional investments incremental to our plan in areas such as mergers and acquisitions, we may need to raise capital through future debt or equity financing to fund such investments.

Long-term Debt. On October 21, 2011, we entered into a senior credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provides for an unsecured revolving credit facility of up to $250.0 million in loan commitments, with letter of credit and swing line loan sublimits of $25.0 million each. We may from time to time, so long as no default or event of default has occurred and is continuing, increase the loan commitments under the credit agreement by up to $150.0 million by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016.

At December 31, 2011, we had outstanding borrowings drawn on the revolving credit facility of $146.5 million and availability of $103.2 million (after consideration of outstanding letters of credit of $0.3 million). In the next twelve months we may use, as needed, our new revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchases of our ordinary shares, and support our long-term growth.

Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental changes, investments and restricted payments, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2012 through 2016 and (2) financial covenants that:

•	our consolidated leverage ratio will not exceed 3.5 times our TTM consolidated EBITDA;

•

our consolidated senior leverage ratio, which is the ratio of our consolidated indebtedness that is not subordinated to our indebtedness under the credit agreement to our TTM consolidated EBITDA, will not exceed 2.75 times our TTM consolidated EBITDA; and

•	our interest coverage ratio, which is the ratio of our TTM consolidated EBITDA to our TTM consolidated interest expense, will be at least 3.0.

At December 31, 2011, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.

Contractual Obligations

Contractual obligations at December 31, 2011 are as follows:

In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$157,128	$8,212	$4,391	$144,525	$—
Operating lease obligations	45,173	10,123	16,369	15,528	3,153
Purchase obligations	22,380	22,380	—	—	—

Total	$224,681	$40,715	$20,760	$160,053	$3,153

(1)	Includes the current portion of long-term debt.

Long-term Debt. Amounts outstanding are due at maturity, October 21, 2016. We expect to pay the balance of our overnight borrowings of $6.0 million within one year. Interest payable included in this table is based on the interest rate as of December 31, 2011 and assumes all amounts outstanding other than overnight borrowings will not be paid until maturity.

Operating Leases. We rent office space under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At December 31, 2011, we had unrecorded commitments under contract of $22.4 million, which were principally composed of site development and construction of our Jamaican customer service, sales and design support center of approximately $12.3 million, production and computer equipment purchases of approximately $6.7 million, and other unrecorded purchase commitments of $3.4 million.

Recently Issued and Adopted Accounting Pronouncements

For a discussion of recently issued and adopted accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. In addition to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2011, we have added business combinations and goodwill and intangible assets as a result of our acquisition of Albumprinter and Webs during the six months ended December 31, 2011.

Business Combinations. Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Transaction costs associated with a transaction to acquire a business are expensed as incurred.

Goodwill and Intangible Assets. We periodically evaluate goodwill and indefinite-lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite-lived intangible assets annually in our third fiscal quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology, and trade names, which are amortized over their economic useful lives using either a method that is based on estimated future cash flows or a straight-line basis over the periods benefited. Definite-lived assets are assessed for impairment whenever significant events or changes occur that might impact recovery of recorded costs. There were no impairment indicators during the three and six months ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. At December 31, 2011, our cash and cash equivalents consisted of money market funds, which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate fluctuations.

As of December 31, 2011, we have $146.5 million of total U.S. dollar denominated floating rate long-term debt outstanding. As a result, we have exposure to market risk for changes in interest rates related to these borrowings. A hypothetical 100 basis point increase in interest rates would result in an annual increase of interest expense of approximately $1.5 million.

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

•

Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $4.0 million and $0.2 million on our income before income taxes for the three months ended December 31, 2011 and 2010, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency. In such cases, we are exposed to transaction gains or losses for tax purposes that are different from those recorded in other income (expense), net and could result in a significant tax benefit or loss.

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

Foreign currency transaction gains (losses) included in other income (expense), net for the three months ended December 31, 2011 and 2010, were $2.4 million and $(0.3) million, respectively. Foreign currency transaction gains (losses) included in other income (expense), net for the six months ended December 31, 2011 and 2010, were $2.9 million and $(0.5) million of losses, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the fiscal quarter ended December 31, 2011, we completed the acquisition of Albumprinter and Webs, which has expanded our internal control environment. The process of integrating policies, processes, people, technology and operations for the combined companies may result in additions or changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to the information set forth in Note 10 “Commitments and Contingencies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

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

In July 2011, we announced a new long-term investment and financial strategy and associated financial projections relating to the growth of our business over the next five years, but we may not achieve our announced objectives, and our investments in our business may fail to affect our revenue or EPS growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers and sell more products to current and new customers;

•	our failure to promote, strengthen, and protect our brand;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry or competitive landscape; and

•	general economic conditions.

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future in ways that may be beyond our control. Our actual results may differ materially from our projections due to various factors, including but not limited to the factors listed immediately above; currency exchange fluctuations, which may affect our revenues and costs; change in the laws and regulations or in the interpretations of laws and regulations to which we are subject, including tax laws, or the institution of new laws or regulations that affect our business; costs and judgments resulting from litigation; and costs and disruptions caused by acquisitions.

If our strategy is not successful, or if there is a market or industry perception that our strategy is not successful, then our revenue and earnings may not grow as anticipated or may decline, our reputation and brand may be damaged, and the price of our shares may decline. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results and volatility in our share price.

We may not succeed in promoting, strengthening and integrating the Vistaprint brand and the brands of our acquired companies, which would prevent us from acquiring new customers and increasing revenues.

A primary component of our business strategy is the promotion, strengthening, and integration of the Vistaprint brand and the brands of our acquired companies in order to attract new and repeat customers to our websites. In addition to the challenges posed by establishing and promoting our brands among the many businesses that promote products and services on the Internet, we face significant competition from other companies in the various markets we serve who also seek to establish strong brands. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts, but we cannot be sure that these investments will be profitable. If we are unable to successfully promote our brands, we may fail to increase our revenues.

A component of our brand promotion strategy is establishing a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of resources in our website development, design and technology, graphic design operations, production operations, and customer service operations. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation and brands would be harmed. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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

•	compensation expense and charges related to agreements entered into with our executives and employees;

•	costs and charges resulting from litigation;

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate acquired businesses; and

•	charges to earnings if our long-lived assets including goodwill or amortizable intangible assets become impaired.

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

Our second fiscal quarter includes the majority of the holiday shopping season and in each of the last three fiscal years has accounted for more of our revenue and earnings than any other quarter, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books and personalized gifts. We believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

A significant portion of our revenues and operations are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk.

We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished. As we have expanded and continue to expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations has increased and we expect will continue to increase. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the function currency. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations.

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

If we are unable to manage our expected growth and expand our operations successfully, our reputation would be damaged, and our business and results of operations would be harmed.

In recent years, our number of employees and geographic footprint has grown rapidly, and we expect the number of countries and facilities from which we operate to continue to increase in the future. Our growth, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner or if we discover deficiencies in our existing systems and controls, then our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brands and substantially harm our business and results of operations.

If we are unable to manage the challenges associated with our global operations, the growth of our business could be negatively impacted.

We operate production facilities or offices in 14 countries and have approximately 30 localized websites to serve various geographic markets. We are subject to a number of risks and challenges that specifically relate to our international operations. These risks and challenges include, among others:

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

Our business and customer base have been built primarily through organic growth, and while individuals on our Supervisory Board and management team have experience making acquisitions in their professional experience outside of Vistaprint, we have limited experience making acquisitions as a company. A component of our strategy is to selectively pursue acquisitions of businesses, technologies or services, and accordingly we completed the acquisitions of Albumprinter in October 2011 and Webs in December 2011. Integrating newly acquired businesses, technologies and services is complex, expensive, time consuming and subject to many risks, including the following:

•	We may not be able to retain customers and key employees of the acquired businesses, and we and the acquired businesses may not be able to cross sell products and services to each other’s customers.

•	In some cases, our acquisitions are dilutive for a period of time, leading to reduced earnings.

•

An acquisition may fail to achieve our goals and expectations for the acquired business because we fail to integrate the acquired business, technologies or services effectively, the integration is more expensive or takes more time than we anticipated, or the acquired business does not perform as well as we expected.

•	Acquisitions can result in large write-offs including impairments of goodwill and intangible assets, assumptions of debt and contingent or unanticipated liabilities, or increased tax costs.

In addition, to finance our recent acquisitions, we raised additional funds, and we may need to do the same for any future acquisitions. Financing may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders or subject us to covenants restricting the activities we may undertake. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention.

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

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. We expect competition to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and home and family markets;

•	companies offering small business or consumer websites and other digital products, including website design and hosting companies;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies; and

•	Internet firms and retailers.

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

Failure to protect our networks and the confidential information of our customers against security breaches and to address risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

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

Our new credit facility contains financial and operating restrictions and covenants that may limit our access to credit and could negatively impact our liquidity.

Our credit facility imposes restrictions on our ability to, among other things:

•	incur additional indebtedness and liens outside of the credit facility;

•	make certain investments, payments, or changes in our corporate structure; and

•	make capital expenditures in excess of certain limits.

In addition, we are required to meet certain financial covenants that are customary with this type of credit facility, which are described in Note 6 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report. If we are unable to comply with these covenants, then we could default under the credit facility, which could cause us to be unable to borrow under the credit facility and may result in the acceleration of the maturity of our outstanding indebtedness under the facility. If our indebtedness were accelerated, we may not have sufficient funds available for repayment, and if we were unable to borrow further under the facility, we may not be able to make investments in our business to support our strategy. In either case, our liquidity would be significantly and negatively impacted.

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

For the fiscal year ended June 30, 2011 and for the six months ended December 31, 2011, we derived 53% and 48% of our revenue, respectively, from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

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

If we are unable to protect our intellectual property rights, our reputation and brands could be damaged, and others may be able to practice our technology, which could substantially harm our business and results of operations.

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

We intend to continue to pursue patent coverage in the United States and other countries to the extent we believe such coverage is justified, appropriate, and cost efficient, but there can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, we have in the past and may in the future face infringement, invalidity, intellectual property ownership or similar claims brought by third parties with respect to our current or future patents. Any such claims, whether or not successful, could be extremely costly, damage our reputation and brands and substantially harm our business and results of operations.

Although we hold trademark registrations for the Vistaprint trademark in jurisdictions throughout the world, our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. There could be potential trade name or trademark infringement claims brought by owners of other trademarks that incorporate variations of the term “Vistaprint” or our other trademarks, and we may institute such claims against other parties. Any claims or customer confusion related to our trademarks could damage our reputation and brands and substantially harm our business and results of operations.

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

Due to our dependence on the Internet for our sales, laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws – for example, laws covering pricing, customs, privacy, consumer protection or commercial email – may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. It is not always clear how existing laws governing these and other issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

Because of our focus on automation and high volumes, our operations do not involve any human-based review of content for the vast majority of our sales. Although our websites’ terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content for a product order that we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction, which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines or monetary damages.

The third party membership programs previously offered on our website may continue to draw customer complaints, litigation and governmental inquiries, which can be costly and could hurt our reputation.

We previously offered on our website third party membership discount programs, some of which have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Although we removed all such membership discount program offerings from our websites as of November 2009 and terminated our relationship with the third party merchant responsible for these programs, we continue to receive complaints from our customers and inquiries by state attorneys general and government agencies regarding these programs. Any private or governmental claims or actions that may be brought against us relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims and have an adverse affect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or damage to our reputation as a result of these claims could have a negative impact on our brands, revenues and profitability.

We are subject to customer payment-related risks.

We accept payments for our products and services on our websites by a variety of methods, including credit or debit card, PayPal, check, wire transfer or other methods. In some geographic regions, we rely on one or two third party companies to provide payment processing services. If these companies became unwilling or unable to provide these services to us, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves, which could be costly and time consuming. Either of these scenarios could disrupt our business.

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

If we are unable to acquire or maintain domain names for our websites, then we could lose customers, which would harm our business and results of operations.

We sell our products and services primarily through our websites. In each country where we sell our products and services, we seek to obtain and maintain domain names using Vistaprint and our other trademarks together with the suffix for that country and industry, such as .com, .net, .de and .co.uk. From time to time, we have difficulty obtaining a domain name in a particular country or region. Domain names are generally regulated by regional Internet regulatory bodies, and the requirements for obtaining domain names vary from region to region and are subject to change. If we are unable to use a domain name in a particular country, then we would be forced to purchase the domain name from an entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; incur significant additional expenses to market our products within that country, including the development of new brands and the creation of new promotional materials and packaging; or elect not to sell products in that country. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. We might not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. As a result, we may not be able to acquire or maintain domain names in all of the countries in which we currently or intend to conduct business, which could significantly and negatively impact our ability to sell our products and services in that country.

Our results of operations may be negatively affected if we are required to charge sales, value added or other taxes on Internet sales.

In many jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Vistaprint is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce, and in many cases, it is not clear how existing statutes apply to the Internet or e-commerce. For example, some state governments in the United States have imposed or are seeking to impose indirect taxes on Internet sales. The imposition by national, state or local governments, whether within or outside the United States, of various taxes upon Internet commerce could create administrative burdens for us, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise negatively impact our results of operations. Additionally, a successful assertion by one or more governments in jurisdictions where we are not currently collecting sales or value added taxes that we should be, or should have been, collecting indirect taxes on the sale of our products could result in substantial tax liabilities for past sales.

If we are unable to retain security authentication certificates, which are supplied by third party providers over which we exercise little or no control, our business could be harmed.

We are dependent on a limited number of third party providers of website security authentication certificates that are necessary for conducting secure transactions over the Internet. Despite any contractual protections we may have, these third party providers can disable or revoke, and in the past have disabled or revoked, our security certificates without our consent, which would render our websites inaccessible to some of our customers and could discourage other customers from accessing our sites, unless we are able to procure a replacement certificate from one of a limited number of alternative third party providers. Any interruption in our customers’ ability or willingness to access our websites if we do not have adequate security certificates could result in a material loss of revenue and profits and damage to our brands.

Risks Related to Our Corporate Structure

Challenges by various tax authorities to our complex international structure could, if successful, increase our effective tax rate and adversely affect our earnings.

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 2 “Summary of Significant Accounting Policies—Income Taxes” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

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

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and its subsidiaries. These agreements establish transfer prices for production, marketing, management, technology development and other services performed by these subsidiaries for other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm’s length. With the exception of the transfer pricing arrangements applicable to our Dutch, French and Australian operations, our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

Our Articles of Association, Dutch law and the independent foundation, Stichting Continuïteit Vistaprint, may make it difficult to replace or remove management, may inhibit or delay a change of control or may dilute your voting power.

Our Articles of Association, or Articles, as governed by Dutch law, limit our shareholders’ ability to suspend or dismiss the members of our management board and supervisory board or to overrule our supervisory board’s nominees to our management board and supervisory board by requiring a vote of two thirds of the votes cast representing more than 50% of the outstanding ordinary shares to do so under most circumstances. As a result, there may be circumstances in which shareholders may not be able to remove members of our management board or supervisory board even if holders of a majority of our ordinary shares favor doing so.

In addition, we have established an independent foundation, Stichting Continuïteit Vistaprint, or the Foundation, to safeguard the interests of Vistaprint N.V. and its stakeholders, which include but are not limited to our shareholders, and to assist in maintaining Vistaprint’s continuity and independence. To this end, we have granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding, which is designed to provide a protective measure against unsolicited take-over bids for Vistaprint and other hostile threats. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one half.

We have limited flexibility with respect to certain aspects of capital management.

Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. In November 2011, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate, without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders’ preemptive rights. However, this authorization expires in November 2016. Although we plan to seek re-approval from our shareholders from time to time in the future, we may not succeed in obtaining future re-approvals. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends and authorization to repurchase outstanding shares. Situations may arise where the flexibility to issue shares, pay dividends, repurchase shares or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

Because of our corporate structure, our shareholders may find it difficult to pursue legal remedies against the members of our supervisory board or management board.

Our Articles and our internal corporate affairs are governed by Dutch law, and the rights of our shareholders and the responsibilities of our supervisory board and management board are different from those established under United States laws. For example, under Dutch law class action lawsuits and derivative lawsuits are generally not available, and our supervisory board and management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally (including employees, customers and creditors), not just shareholders. Furthermore, we are obligated to indemnify the members of our supervisory board and management board against liabilities for their good faith actions in connection with their service on either board, subject to various exceptions. As a result, our shareholders may find it more difficult to protect their interests against actions by members of our supervisory board or management board than they would if we were a U.S. corporation.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have repurchased our shares and may seek to repurchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares pursuant to certain employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital per share for Dutch tax purposes and the redemption price per share.

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

Our tax rate may increase during periods when our profitability declines. Additionally, we will pay taxes even if we are not profitable on a consolidated basis, which would harm our results of operations.

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

On October 3, 2011, we announced that our Supervisory Board authorized the repurchase of up to 10% of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers. This share repurchase authorization expires on March 30, 2013, and we may suspend or discontinue the repurchase program at any time.

The following table outlines the purchases of our ordinary shares during the three months ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
October 1, 2011 through October 31, 2011	2,293,007	$29.42	2,293,007	1,721,035
November 1, 2011 through November 30, 2011	1,088,147	$33.11	1,088,147	632,888
December 1, 2011 through December 31, 2011	454,618	$33.13	454,618	178,270

Total	3,835,772	$30.91	3,835,772

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.

ITEM 6.	EXHIBITS

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2012

VISTAPRINT N.V.

By:	/S/ ERNST J. TEUNISSEN
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ MICHAEL C. GREINER
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 16, 2011 among Vistaprint N.V., Vistaprint USA, Incorporated, Woodbridge Acquisition Corporation, Webs, Inc. and Shareholder Representative Services LLC, solely in its capacity as securityholder representative, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2011

10.1	Amendment No. 1 dated as of December 27, 2011 to Credit Agreement dated as of October 21, 2011 among Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., Vistaprint N.V., the lenders named therein, and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.2	Joinder Agreement dated as of December 27, 2011 among Vistaprint Limited, Vistaprint N.V., and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.3	Borrowing Subsidiary Agreement dated as of December 27, 2011 among Vistaprint Limited, Vistaprint USA, Incorporated, and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.4	Vistaprint N.V. 2011 Inducement Share Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.5	Form of Restricted Share Award Agreement under 2011 Inducement Share Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Submitted electronically herewith.

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