Form 10-Q
period 2012-03-31
VISTAPRINT N.V.
filed 2012-04-27
CIK 1262976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 20, 2012, there were outstanding 36,994,487 ordinary shares of the registrant, par value €.01 per share.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISTAPRINT N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited in thousands, except share and per share data)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$52,137	$236,552
Marketable securities	—	529
Accounts receivable, net of allowances of $179 and $243, respectively	21,607	13,389
Inventory	7,806	8,377
Prepaid expenses and other current assets	21,938	13,444

Total current assets	103,488	272,291
Property, plant and equipment, net	258,808	262,104
Software and website development costs, net	5,619	6,046
Deferred tax assets	271	6,522
Goodwill	145,605	4,168
Intangible assets, net	46,405	1,042
Other assets	27,771	3,727

Total assets	$587,967	$555,900

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,069	$15,998
Accrued expenses	104,715	68,989
Deferred revenue	16,655	8,819
Deferred tax liabilities	4,696	—

Total current liabilities	148,135	93,806
Deferred tax liabilities	18,537	3,794
Other liabilities	12,855	8,207
Long-term debt	126,500	—

Total liabilities	306,027	105,807

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 120,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 and 49,950,289 shares issued and 36,981,162 and 43,144,718 shares outstanding, respectively	699	699
Treasury shares, at cost, 12,969,127 and 6,805,571 shares, respectively	(281,164)	(85,377)
Additional paid-in capital	274,731	273,260
Retained earnings	288,777	248,634
Accumulated other comprehensive (loss) income	(1,103)	12,877

Total shareholders’ equity	281,940	450,093

Total liabilities and shareholders’ equity	$587,967	$555,900

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	$257,634	$203,667	$769,856	$608,218
Cost of revenue (1)	88,808	70,738	266,533	212,405
Technology and development expense (1)	35,696	22,766	92,162	68,260
Marketing and selling expense (1)	97,622	66,602	284,610	200,546
General and administrative expense (1)	27,724	17,998	76,479	50,926

Income from operations	7,784	25,563	50,072	76,081
Interest income	95	129	182	320
Other (expense) income, net	(1,457)	(532)	1,441	(1,035)
Interest expense	677	—	1,103	196

Income before income taxes	5,745	25,160	50,592	75,170
Income tax provision	5,471	2,243	10,449	7,458

Net income	$274	$22,917	$40,143	$67,712

Basic net income per share	$0.01	$0.53	$1.04	$1.55

Diluted net income per share	$0.01	$0.51	$1.01	$1.50

Weighted average shares outstanding – basic	36,422,690	42,851,295	38,448,111	43,563,447

Weighted average shares outstanding – diluted	37,677,447	44,521,585	39,556,257	45,037,863

(1) Share-based compensation expense is allocated as follows:
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of revenue	$74	$161	$245	$561
Technology and development expense	1,394	1,035	3,087	3,275
Marketing and selling expense	474	917	1,527	3,051
General and administrative expense	5,474	3,004	12,143	9,825

See accompanying notes.

VISTAPRINT N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Nine Months Ended March 31,
	2012	2011

Operating activities
Net income	$40,143	$67,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,365	37,701
Amortization of debt issuance costs	112	—
Loss on sale, disposal, or impairment of long-lived assets	77	154
Amortization of premiums and discounts on marketable securities	—	163
Share-based compensation expense	17,002	16,712
Excess tax benefits derived from share-based compensation awards	(71)	(1,550)
Deferred income taxes	(2,181)	1,004
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	(2,428)	(1,943)
Inventory	688	(1,665)
Prepaid expenses and other assets	(6,031)	3,216
Accounts payable	1,966	(396)
Accrued expenses and other liabilities	28,658	5,219

Net cash provided by operating activities	121,300	126,327

Investing activities
Purchases of property, plant and equipment	(32,938)	(29,224)
Business acquisitions, net of cash acquired	(180,675)	—
Maturities and redemptions of marketable securities	529	9,570
Purchases of intangible assets	(172)	(148)
Capitalization of software and website development costs	(4,302)	(4,656)

Net cash used in investing activities	(217,558)	(24,458)

Financing activities
Proceeds from borrowings of long-term debt	219,500	—
Payments of long-term debt	(93,000)	(5,222)
Payments of debt issuance costs	(1,222)	—
Payments of withholding taxes in connection with vesting of restricted share units	(2,728)	(4,102)
Repurchases of ordinary shares	(209,645)	(56,935)
Excess tax benefits derived from share-based compensation awards	71	1,550
Proceeds from issuance of shares	958	5,202

Net cash used in financing activities	(86,066)	(59,507)

Effect of exchange rate changes on cash	(2,091)	2,976

Net (decrease) increase in cash and cash equivalents	(184,415)	45,338
Cash and cash equivalents at beginning of period	236,552	162,727

Cash and cash equivalents at end of period	$52,137	$208,065

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which we have a variable interest and we are the primary beneficiary. Intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other period. The condensed consolidated balance sheet at June 30, 2011 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2011 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Marketable securities, when held, consist primarily of investment-grade corporate bonds, U.S. government agency issues, and certificates of deposit. We did not hold any marketable securities as of March 31, 2012.

We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. There were no other-than-temporary impairments during the three and nine months ended March 31, 2012 and 2011.

The carrying value of our cash, cash equivalents and marketable securities at March 31, 2012 and June 30, 2011 is equal to fair value.

Treasury Shares

Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. During the nine months ended March 31, 2012, we repurchased 6,910,604 of our ordinary shares for a total cost of $209,645, inclusive of transaction costs, in connection with our publicly announced share repurchase programs. We did not repurchase any shares during the three months ended March 31, 2012.

Share-Based Compensation

During the three and nine months ended March 31, 2012, we recorded share-based compensation expense of $7,416 and $17,002, respectively, and $5,117 and $16,712 during the three and nine months ended March 31, 2011, respectively. Both of the current year periods include $1,976 of expense to the restricted share awards (“RSAs”) granted as part of the acquisition of Webs, Inc (“Webs”). Share-based compensation costs capitalized as part of software and website development costs were $17 and $93 for the three and nine months ended March 31, 2012, respectively, and were $69 and $263 for the three and nine months ended March 31, 2011, respectively.

At March 31, 2012, there was $50,355 of total unrecognized compensation cost related to unvested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.3 years. Total unrecognized compensation includes $13,806 for the RSAs granted in the Webs acquisition that is expected to be recognized over a remaining period of 1.8 years. See Note 3 for further details.

Goodwill

We evaluate goodwill for impairment annually in the third fiscal quarter or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. During the third quarter of 2012, we early adopted the new accounting guidance that allows entities to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. In doing so, we evaluated goodwill for our reporting units in a qualitative manner and have determined there to be no impairment. There were no events or circumstances from the date our assessment through the date of filing that would impact this conclusion.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), and RSAs, using the treasury stock method. Awards with performance conditions are included using the treasury stock method only if the condition would have been met as of the end of the reporting period.

The following table sets forth the reconciliation of the weighted average number of ordinary shares for purposes of computing net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Weighted average shares outstanding, basic	36,422,690	42,851,295	38,448,111	43,563,447
Weighted average shares issuable upon exercise / vesting of share options/RSUs/RSAs	1,254,757	1,670,290	1,108,146	1,474,416

Shares used in computing diluted net income per share	37,677,447	44,521,585	39,556,257	45,037,863

Weighted average anti-dilutive shares excluded from diluted net income per share	1,137,103	297,575	1,447,398	681,705

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, we adopted ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”), which is intended to result in convergence between GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The new standard clarifies or changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of this ASU did not have a material effect on our financial position or results of operations.

Effective January 1, 2012, we elected to early adopt ASU 2011-08 Testing Goodwill for Impairment, which provides updated guidance on the periodic testing of goodwill for impairment. This new standard allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The adoption of this ASU did not have a material effect on our financial position or results of operations. See discussion under the Goodwill heading above for further details.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05 Presentation of Comprehensive Income, which makes the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of shareholders’ equity. The new guidance is effective for our fiscal year ending June 30, 2013,with early adoption permitted, and interim periods in that year, and its adoption will not have a material effect on our financial position or results of operations.

3. Business Combinations

Acquisition of Albumprinter Holding B.V.

On October 31, 2011, we acquired 100% of the outstanding shares of Albumprinter Holding B.V. (“Albumprinter”), a leading provider of photo books and other photo products to consumers in Europe. At the closing, we paid €60,000 ($85,019 based on the exchange rate as of the date of acquisition) in cash for Albumprinter’s shares, which we funded using cash on hand and borrowings under our credit facility, and we may pay up to an additional €5,000 ($7,085 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2012 based upon the acquired business achieving revenue and earnings targets for calendar year 2012. The estimated fair value of the earn-out payment of $583 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes and has not changed as of March 31, 2012. Any future changes in the fair value of the earn-out payment will be recorded in our consolidated statements of income. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,700 in the six months ended December 31, 2011, which have been recorded in general and administrative expenses.

The amount paid at closing was subject to a post-closing adjustment based on Albumprinter’s working capital and net debt as of the closing date. These adjustments resulted in a reduction of purchase price of €3,165 ($4,485 based on the exchange rate as of the date of acquisition) and the proceeds were received during the three months ended March 31, 2012.

Our condensed consolidated financial statements include the accounts of Albumprinter from October 31, 2011, the date of acquisition. Albumprinter’s revenues included in our consolidated revenues for the three and nine months ended March 31, 2012 are $11,779 and $27,487, respectively. Albumprinter net (loss) income included in our consolidated net income for the three and nine months ended March 31, 2012 are $(1,627) and $1,219, respectively.

Purchase Price Allocation

The excess of the purchase price paid over the fair value of Albumprinter’s net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Albumprinter. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Europe operating segment.

The accounting for the Albumprinter acquisition is considered provisional as the valuation and tax accounting is preliminary. The purchase price was allocated as follows:

	Amount	Weighted Average Useful Life (in years)
Total assets acquired (1)	$33,521	n/a
Total liabilities assumed (2)	(44,622)	n/a
Identifiable intangible assets:
Trade name	9,919	7
Developed technology	9,210	3
Customer relationships	22,672	7
Goodwill	50,417	n/a

Total purchase price (3)	$81,117

(1)	Includes cash and cash equivalents acquired of $43.
(2)	Includes deferred tax liabilities of $10,450, primarily composed of the difference between the book value and tax basis of assets acquired.
(3)	Includes an estimate of the fair value of contingent consideration of $583 and is reduced by post-closing adjustments of $4,485.

Acquisition of Webs, Inc.

On December 28, 2011, we acquired 100% of the outstanding shares of Webs a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses. At closing we paid $101,300 in cash and issued 506,343 of our ordinary shares pursuant to RSAs that are contingent upon continued employment of the founding shareholders. The purchase price was funded using cash on hand and borrowings under our credit facility. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,600 in the three months ended December 31, 2011, which have been recorded in general and administrative expenses.

Our condensed consolidated financial statements include the accounts of Webs from December 28, 2011, the date of acquisition. Webs’ revenues included for both the three and nine months ended March 31, 2012 are $2,272. Webs’ net loss included for the three and nine months ended March 31, 2012 was $(5,304) and $(7,099), respectively.

Restricted Share Awards

The RSAs were granted to the founding shareholders of Webs and vest 50% on December 28, 2012 and 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and is being recognized as share-based compensation expense over the two year vesting period. This has not been included as part of the consideration transferred for purposes of the purchase price allocation.

Purchase Price Allocation

The excess of the purchase price paid over the fair value of Webs’ net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Webs. Goodwill is not expected to be deductible for tax purposes.

The accounting for the Webs acquisition is considered provisional as the tax accounting is preliminary. The purchase price was allocated as follows:

	Amount	Estimated Useful Life (in years)
Total assets acquired (1)	$6,240	n/a
Total liabilities assumed (2)	(9,149)	n/a
Identifiable intangible assets:
Trade name	300	2
Developed technology	3,000	4
Customer network	4,600	7
Patents (3)	1,575	—
Goodwill	94,692	n/a

Total purchase price	$101,258

(1)	Includes cash and cash equivalents acquired of $1,412. During the three months ended March 31, 2012, deferred tax assets of $3,800 were recorded for net operating loss carryforwards as of the acquisition date, which was offset against goodwill.
(2)	Includes deferred tax liabilities of $3,737 primarily composed of the difference between the book value and tax basis of assets acquired.
(3)	These patents are classified as held-for-sale. Based on further evaluation, the preliminary value attributed in purchase accounting was reduced by $925 during three months ended March 31, 2012. The related deferred tax liability has also been reduced by $365.

Pro Forma Financial Information

The acquired companies have been included in our condensed consolidated financial statements starting on their respective acquisition dates. The following pro forma financial information presents our results as if these acquisitions had occurred on July 1, 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Pro forma revenue	$258,256	$215,210	$801,330	$644,564
Pro forma income from operations	8,203	20,501	48,386	62,572

These amounts have been calculated after applying our accounting policies and adjusting the results of Albumprinter and Webs assuming the fair value adjustments to intangible assets and deferred revenue had been applied on July 1, 2010. These amounts also assume the Webs RSAs were granted on July 1, 2010.

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

4. Goodwill and Intangibles

The changes in the carrying amount of goodwill and intangible assets for the nine months ended March 31, 2012 are as follows:

	Goodwill	Intangible Assets
Balance as of June 30, 2011	$4,168	$1,042
Acquisitions	145,109	51,276
Amortization	—	(3,843)
Effect of currency translation adjustments (1)	(3,672)	(2,070)

Balance as of March 31, 2012	$145,605	$46,405

(1)	Relates to goodwill and intangible assets attributable to the Albumprinter acquisition as amounts are denominated in Euro.

5. Accrued Expenses

Accrued expenses include the following:

	March 31, 2012	June 30, 2011
Compensation costs (1)	$28,661	$23,142
Advertising costs	22,867	21,407
Income and indirect taxes (2)	18,179	8,427
Shipping costs	4,567	2,694
Purchases of property, plant and equipment	3,527	1,236
Professional costs	1,522	1,716
Other (3)	25,392	10,367

Total accrued expenses	$104,715	$68,989

(1)	The increase in accrued compensation costs is principally a result of our expansion in headcount and the associated increase in payroll and benefit related costs to support our growth.

(2)	The increase in accrued income taxes and indirect taxes is principally a result of the timing of payments of income and indirect taxes as well as revenue growth for indirect taxes.
(3)	The increase in other accrued expenses is principally as a result of increased activity of acquired entities, and also includes contingent consideration and other acquisition-related liabilities.

6. Long-Term Debt

On October 21, 2011, we entered into a senior credit agreement, which we refer to as the credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provides for an unsecured revolving credit facility of up to $250,000 in aggregate loan commitments with letter of credit and swing line loan sublimits of $25,000 each. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137,500, to a total of $387,500, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150,000 by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016.

Any borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of March 31, 2012, the weighted-average interest rate on outstanding borrowings was 1.50%. We must also pay a commitment fee of 0.175% to 0.225% depending on our leverage ratio.

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

As of March 31, 2012, we were in compliance with all financial covenants under the credit agreement. Availability under our credit facility consisted of the following:

March 31, 2012
Maximum aggregate available borrowing amount (1)	$250,000
Outstanding borrowings (2)	(126,500)
Stand-by letters of credit	(294)

Maximum additional available borrowing amount	$123,206

(1)	Increased to $387,500 on April 13, 2012.
(2)	Amounts outstanding under the credit facility are not due until maturity (October 21, 2016). All amounts outstanding under the credit facility have been classified as long-term liabilities.

7. Fair Value Measurements

The fair value of our financial assets and liabilities was determined using the following inputs at March 31, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$52,137	$52,137	$—	$—

Total assets recorded at fair value	$52,137	$52,137	$—	$—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Albumprinter contingent earn-out	$600	$—	$—	$600

Total liabilities recorded at fair value	$600	$—	$—	$600

The following table presents a roll forward of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at March 31, 2012:

	Cash and cash equivalents	Albumprinter contingent earn-out
Balance at June 30, 2011	$529	$—
Additions	—	583
Payments or redemptions	(529)	—
Effect of currency translation adjustments	—	17

Balance at March 31, 2012	$—	$600

At June 30, 2011, we held one municipal auction rate security, which was redeemed under a tender offer initiated by the issuer. The Albumprinter earn-out payment is payable based on achieving certain operational results for calendar year 2012 as specified in the share purchase agreement.

8. Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$274	$22,917	$40,143	$67,712
Unrealized gain on marketable securities	—	2	—	28
Reclassification of gain on cash flow hedge to net income	—	—	—	(49)
Change in cumulative foreign currency translation adjustments	6,172	6,221	(13,980)	18,955

Comprehensive income	$6,446	$29,140	$26,163	$86,646

9. Income Taxes

Income tax expense increased to $5,471 and $10,449 for the three and nine months ended March 31, 2012, as compared to $2,243 and $7,458 for the three and nine months ended March 31, 2011. Our tax expense for the three and nine months ended March 31, 2012 increased primarily due to growth and timing in our organic business’ operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss. During the three months ended March 31, 2012, we also recorded tax expense from a currency exchange gain recognized by one of our Dutch entities for tax purposes. The same entity has recognized a cumulative currency exchange loss for tax purposes which has resulted in a net cumulative tax benefit as of March 31, 2012. Also, during the three months ended March 31, 2012, we recorded tax expense associated with the operational alignment of the recently acquired Webs business and related intellectual property. See below for further details.

On January 2, 2012, one of our subsidiaries purchased Webs’ global sales and distribution rights, customer lists, marketing intangibles, web-based technologies, software tools, and related technical data and know-how (collectively “Webs Intellectual Property”) in order to align the Webs business with our global operations. As this was an intra-entity transfer, the tax cost to be incurred by Webs associated with the gain recognized on the transfer has been deferred in other assets in the consolidated balance sheet and will be amortized into tax expense over a weighted average period of approximately 13 years. The subsidiary elected to purchase the Webs’ Intellectual Property using an installment obligation that results in the tax being paid over a 7.5 year term and, therefore, the related tax liability has been included in deferred tax liabilities in the consolidated balance sheet.

Generally, our projected annual effective tax rate is applied to our quarterly results to determine our income tax for the quarter. The increase in the overall effective tax rate during the three and nine months ended March 31, 2012 as compared to the same periods in the prior year is primarily due to variances in the distribution of our pre-tax income across interim periods within the fiscal years, the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy, tax expense associated with the transfer of the Webs Intellectual Property, and the expiration of the U.S. federal research and development tax credit on December 31, 2011. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. We expect this variation will continue in future periods.

As of March 31, 2012, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $6,146, including accrued interest of $384. The increase in the liability during the three months ended March 31, 2012 is primarily related to the intra-entity transfer of the Webs Intellectual Property during the period. The related tax expense has been deferred and will be recognized consistent with the tax expense for the underlying transaction. Of the total amount of unrecognized tax benefits will approximately $2,781 reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.

One of our U.S. subsidiaries and one of our Bermuda subsidiaries are under audit by the United States Internal Revenue Service (“IRS”). In April 2011, the U.S. subsidiary received a Revenue Agent’s Report from the IRS assessing tax for the years under examination. We disagree with the position taken by the IRS and have filed a written protest for submission to the IRS Office of Appeals. However, the matter currently remains at the examination stage pending further review and discussion with the IRS. Also, the same U.S. subsidiary is under audit by the Commonwealth of Massachusetts. In addition, the Canada Revenue Agency is auditing both of our Canadian subsidiaries. We do not believe that the resolution of these tax examinations will have a material impact on our financial position or results of operations.

10. Segment Information

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who constitutes our Chief Operating Decision Maker (“CODM”) for purposes of making decision about how to allocate resources and assess performance. We have three geographically based operating segments: North America, Europe, and Asia-Pacific. The CODM measures and evaluates the performance of our operating segments based on revenue and income or loss from operations.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue:
North America	$141,968	$115,516	$400,466	$333,525
Europe	100,228	77,675	323,255	243,949
Asia-Pacific	15,438	10,476	46,135	30,744

Total revenue	$257,634	$203,667	$769,856	$608,218

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income from operations:
North America	$37,608	$35,416	$108,403	$96,895
Europe	21,653	22,647	79,663	72,918
Asia-Pacific	910	1,851	5,826	5,634
Corporate and global functions	(52,387)	(34,351)	(143,820)	(99,366)

Total income from operations	$7,784	$25,563	$50,072	$76,081

The following table sets forth long-lived assets by geographic area:

	March 31, 2012	June 30, 2011
Long-lived assets (1):
Netherlands (2)	$112,737	$82,594
Canada	100,546	103,005
Australia	43,237	43,971
United States (2)	35,035	10,167
Bermuda	21,818	15,022
Jamaica	15,257	8,858
Switzerland	4,733	4,288
Spain	1,630	2,317
Other	3,763	2,697

	$338,756	$272,919

(1)	Excludes goodwill of $145,605 and $4,168, and deferred tax assets of $271 and $6,522 as of March 31, 2012 and June 30, 2011, respectively.
(2)	The increase in long-lived assets in the Netherlands and United States is principally a result of our acquisitions of Albumprinter and Webs, respectively.

11. Commitments and Contingencies

Purchase Commitments

At March 31, 2012, we had unrecorded commitments under contract of $28,016, which were principally composed of site development and construction costs for our Jamaican customer service, sales and design support center of approximately $12,304, production and computer equipment purchases of approximately $6,598, inventory purchases of approximately $5,819, and other unrecorded purchase commitments of $3,295.

Legal Proceedings

We are not currently party to any material legal proceedings. Although we cannot predict with certainty the results of litigation and claims to which we may be subject from time to time, we do not expect the resolution of any of our current matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs relating to our legal proceedings as those costs are incurred.

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

Executive Overview

For the three and nine months ended March 31, 2012, we reported revenue of $257.6 million and $769.9 million, respectively, representing 26% and 27% revenue growth from the same periods in the prior year. Constant-currency revenue growth was 28% and 26% for the three and nine months ended March 31, 2012. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 21% for the three and nine months ended March 31, 2012. Diluted earnings per share (“EPS”) for the three and nine months ended March 31, 2012 decreased 98% and 33% over the same periods in the prior year to $0.01 and $1.01, respectively.

Despite our revenue growth and significant share repurchase activity, EPS for the three and nine months ended March 31, 2012 did not grow over the same prior year period. This was due to investments we made in support of our long-term growth strategy. These investments include increased cost levels in our organic business as well as the acquisitions of Albumprinter Holding B.V. (“Albumprinter”), a leading provider of photo books and other photo products to consumers in Europe, and Webs, Inc. (“Webs”), a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses.

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

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•

Digital Marketing Services. We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying digital subscribers has grown to approximately 342,000. On December 28, 2011, we acquired Webs, a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses, to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. Webs has a base of approximately 100,000 paying customers, as well as millions of non-paying users of its products.

•

Geographies outside North America and Europe. For the three and nine months ended March 31, 2012, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. During the nine months ended March 31, 2012, we opened offices in Singapore and Mumbai, India to support our expansion into global emerging markets.

•

Home and Family. Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. This year we added new products and services targeted at the home and family market, such as embroidered Christmas stockings. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. On October 31, 2011, we acquired Albumprinter, a leading provider of photo books and other photo products to the home and family market in Europe. Additionally, during the quarter ended March 31, 2012, we launched a strategic partnership with Nickelodeon to offer licensed character content to Vistaprint customers.

•

Up-market Customers. We serve customers across the spectrum of micro businesses with fewer than 10 employees, but our strength has traditionally been in the smallest and most price sensitive of these customers. In comparison to our customer base, which is concentrated in businesses with 2 or fewer employees, the micro businesses in the “up-market” portion of this spectrum tend to have more sophisticated marketing needs and typically spend more per year on their marketing activities. We believe that as we continue to research customer needs and make customer value proposition improvements for our traditional core customer base, we will develop a stronger ability to focus on “up-market” small business customers. We expect this adjacency can serve as a driver of growth 3 to 5 years from now.

Recent Developments

During the nine months ended March 31, 2012, we repurchased 6,910,604 of our ordinary shares for a total cost of $209.6 million, inclusive of transaction costs, in connection with our publicly announced share repurchase programs. We did not repurchase any shares during the three months ended March 31, 2012.

On October 21, 2011, we entered into a $250.0 million senior unsecured revolving credit facility with a maturity date of October 21, 2016. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137.5 million, to a total of $387.5 million, by adding new lenders and increasing the commitments of several existing lenders. Any borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). We must also pay a commitment fee of 0.175% to 0.225% depending on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, covenants and events of default.

On October 31, 2011, we acquired Albumprinter for total cash consideration of up to €65.0 million, consisting of €60.0 million ($85.0 million based on the exchange rate as of the date of acquisition) payable upon closing subject to customary net working capital and net debt adjustments, and up to €5.0 million ($7.1 million based on exchange rates as of the date of acquisition) payable based on a performance-based earn-out covering the period from January 1, 2012 to December 31, 2012. The net working capital and net debt adjustments were finalized during the three months ended March 31, 2012, resulting in a reduction to the purchase price of €3,165 ($4,485 based on the exchange rate as of the date of acquisition).

On December 28, 2011, we acquired Webs for total cash consideration of $101.3 million and 506,343 ordinary shares pursuant to restricted share awards contingent upon continued employment of the founding shareholders.

On April 26, 2012, we announced that Wendy Cebula, chief operating officer, has decided to step down from the COO role effective July 1, 2012 to assume an ongoing role in Vistaprint’s executive development group. Concurrently, Nick Ruotolo, president of Vistaprint Europe, has decided to leave the company to pursue other opportunities, also effective July 1, 2012.

Results of Operations

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.5%	34.7%	34.6%	34.9%
Technology and development expense	13.8%	11.2%	12.0%	11.2%
Marketing and selling expense	37.9%	32.7%	37.0%	33.0%
General and administrative expense	10.8%	8.8%	9.9%	8.4%

Income from operations	3.0%	12.6%	6.5%	12.5%
Interest income	—%	0.1%	—%	0.1%
Other (expense) income, net	(0.6)%	(0.3)%	0.2%	(0.2)%
Interest expense	0.2%	—%	0.1%	—%

Income before income taxes	2.2%	12.4%	6.6%	12.4%

Income tax provision	2.1%	1.1%	1.4%	1.3%

Net income	0.1%	11.3%	5.2%	11.1%

In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	FY12 vs. FY11	2012	2011	FY12 vs. FY11
Revenue	$257,634	$203,667	26%	$769,856	$608,218	27%
Cost of revenue	88,808	70,738	26%	266,533	212,405	25%
% of revenue	34.5%	34.7%		34.6%	34.9%

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

We seek to increase our revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). We use the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as this approach is aligned with the way we manage our business and our efforts to increase our revenue. We believe that metrics relating to our unique active customers and average bookings per unique active customer offer shareholders a useful means of assessing our execution against our strategy. Because changes in one of these metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends, and we assess them together to understand their overall impact on revenue and profitability. A number of factors influence our ability to drive increases in these metrics:

•

Unique active customers. The unique active customer count is the number of individual customers who purchased our products in a given period, with no regard to the frequency of purchase. For example, if a single customer makes 2 distinct purchases within a twelve-month period, that customer is tallied only once in the unique active customer count. We determine the uniqueness of a customer by looking at certain customer data. Unique active customers are driven by both the number of new customers we acquire, as well as our ability to retain customers after their first purchase. During our early growth phase, we focused more resources on the acquisition of new customers through the value of our offering and our broad-based marketing efforts targeted at the mass market for micro-business customers. As we have grown larger, we have supplemented our acquisition focus with expanded retention efforts, such as email offers, customer service, and expansions in our product offerings. Our unique active customer count has grown significantly over the years, and we expect it will continue to grow as we see additional opportunities to drive both the acquisition of new customers and increased retention rates. A retained customer is any unique active customer in a specific period who has also purchased in any prior period.

•

Average bookings per unique active customer. Average bookings per unique active customer is total bookings, which represents the value of total customer orders we received, for a given period of time divided by the total number of unique active customers who purchased during that same period of time. We seek to increase our average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases our product, the number of products and feature upgrades a customer purchases in a given period and the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, although they sometimes fluctuate from one quarter to the next depending upon promotional activity during a period.

Total revenue for the three months ended March 31, 2012 increased 26% to $257.6 million compared to the three months ended March 31, 2011, due to increases in sales across our product and service offerings, as well as across all geographic segments, and our acquisitions of Albumprinter and Webs. The overall growth during this period was due to increases in the number of unique active customers, driven by growth in both new customer additions and repeat customers. Excluding the effect of acquisitions, new customer additions during the three months ended March 31, 2012 grew 33% to approximately 2.4 million. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 144 basis points in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Total revenue for the nine months ended March 31, 2012 increased 27% to $769.9 million compared to the nine months ended March 31, 2011, due to increases in sales across our product and service offerings, as well as across all geographic segments, and our acquisitions of Albumprinter and Webs. The overall growth during this period was due to increases in the number of unique active customers, driven by growth in both new customer additions and repeat customers. Excluding the effect of acquisitions, new customer additions during the nine months ended March 31, 2012 grew 28% to approximately 7.3 million. The weaker U.S. dollar positively impacted our revenue growth by an estimated 82 basis points in the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011.

The three and nine months ended March 31, 2012 includes $11.8 million and $27.5 million, respectively, of revenue from Albumprinter in both periods and $2.3 million of revenue from Webs. There is no revenue included for either Albumprinter or Webs in either of the prior year periods. Excluding the impact of Albumprinter and Webs, our constant-currency revenue growth was 21% for the three and nine months ended March 31, 2012, respectively.

In addition to the drivers of our quarterly revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month (“TTM”) basis. The following table summarizes our operational revenue metrics, excluding acquisitions, for the TTM ended March 31, 2012 and 2011:

	TTM Ended March 31,
	2012	2011	% Increase / (Decrease)
Unique active customers	13.8 million	11.1 million	24%
New customer additions	9.0 million	7.2 million	25%
Retained customers	4.8 million	3.9 million	23%
Average bookings per unique active customer	$69	$70	(1)%
New customer additions	$52	$54	(4)%
Retained customers	$100	$99	1%

Total revenue by geographic segment for the three and nine months ended March 31, 2012 and 2011 are shown in the following tables (in thousands):

	Three Months Ended March 31,		% Change	Currency Impact: (Favorable) / Unfavorable	Constant- Currency Revenue Growth(1)		Constant- Currency Organic Revenue Growth(1)
	2012	2011				Favorable Impact of Acquisitions

North America	$141,968	$115,516	23%	—%	23%	(2)%	21%
Europe	100,228	77,675	29%	5%	34%	(16)%	18%
Asia-Pacific	15,438	10,476	47%	(7)%	40%	—%	40%

Total revenue	$257,634	$203,667	26%	2%	28%	(7)%	21%

	Nine Months Ended March 31,		% Change	Currency Impact: (Favorable) / Unfavorable	Constant- Currency Revenue Growth(1)	Favorable Impact of Acquisitions	Constant- Currency Organic Revenue Growth(1)
	2012	2011

North America	$400,466	$333,525	20%	—%	20%	(1)%	19%
Europe	323,255	243,949	33%	(1)%	32%	(12)%	20%
Asia-Pacific	46,135	30,744	50%	(10)%	40%	—%	40%

Total revenue	$769,856	$608,218	27%	(1)%	26%	(5)%	21%

(1)	Constant-currency revenue growth, a non-U.S. generally accepted accounting principles (“GAAP”) financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. Constant-currency organic revenue growth also excludes the impact of revenue from acquisitions. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

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

The increase in cost of revenue for the three and nine months ended March 31, 2012 compared to the same periods in fiscal 2011 was primarily attributable to the increased volume of product shipments during the current year period, including those from Albumprinter. The decrease in the cost of revenue as a percentage of total revenue for the three and nine months ended March 31, 2012 compared to the same prior year periods was primarily attributable to higher overhead absorption resulting from increased product sales, partially offset by increased shipping costs.

In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	FY12 vs. FY11	2012	2011	FY12 vs. FY11
Technology and development expense	$35,696	$22,766	57%	$92,162	$68,260	35%
% of revenue	13.8%	11.2%		12.0%	11.2%
Marketing and selling expense	$97,622	$66,602	47%	$284,610	$200,546	42%
% of revenue	37.9%	32.7%		37.0%	33.0%
General and administrative expense	$27,724	$17,998	54%	$76,479	$50,926	50%
% of revenue	10.8%	8.8%		9.9%	8.4%

Technology and development expense

Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations, content development, amortization of capitalized software, website development costs and certain acquired intangible assets, including developed technology, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.

The increase in our technology and development expenses of $12.9 million and $23.9 million for the three and nine months ended March 31, 2012 as compared to the same prior year periods was primarily due to increased payroll and facility-related costs of $8.7 million and $19.1 million, respectively, associated with an increase in headcount in our technology development and information technology support organizations, an integral component of our long-term growth strategy. At March 31, 2012, we employed 586 employees in these organizations compared to 413 employees at March 31, 2011. In addition, other technology and development expenses increased $2.5 million and $2.9 million during the three and nine months ended March 31, 2012 as compared to the same prior year periods due to increased employee travel and training costs, recruitment costs, and increased depreciation, hosting services and other costs related to the continued investment in our website infrastructure. Furthermore, the three and nine months ended March 31, 2012 includes amortization of certain acquired intangible assets related to the Albumprinter and Webs acquisitions of $1.4 million. The increase in other website related expenses during the nine months ended March 31, 2012 is offset by expenses in the prior year related to a legal settlement of a patent claim.

Marketing and selling expense

Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.

The increase in our marketing and selling expenses of $31.0 million for the three months ended March 31, 2012 as compared to the same prior year period was driven primarily by increases of $21.1 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, an integral component of our long-term growth strategy, as well as increases in payroll and facility-related costs of $5.9 million. The increase in our marketing and selling expenses of $84.1 million for the nine months ended March 31, 2012 as compared to the same period in 2011 was driven primarily by increases of $63.5 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, and increases in payroll and facility-related costs of $11.2 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at March 31, 2012, we employed 1,440 employees in these organizations compared to 967 employees at March 31, 2011. In addition, payment processing fees paid to third parties increased by $0.7 million and $2.6 million during the three and nine months ended March 31, 2012 as compared to the same prior year periods due primarily to increased order volumes. Our other marketing and selling expenses also increased $2.3 million and $4.7 million during the three and nine months ended March 31, 2012 as compared to the same prior year periods due to increased employee travel and training costs, recruitment costs, and professional fees. Furthermore, the three and nine months ended March 31, 2012 includes $1.0 million and $2.1 million, respectively, of amortization of acquired customer and brand name intangible assets related to the Albumprinter and Webs acquisitions.

General and administrative expense

General and administrative expense consists primarily of general corporate costs, including third-party professional fees and acquisition-related transaction costs, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.

The increase in our general and administrative expenses of $9.7 million and $25.6 million for the three and nine months ended March 31, 2012 as compared to the same prior year periods was primarily due to increased payroll and facility-related costs of $7.1 million and $16.3 million, respectively, resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth. At March 31, 2012, we employed 356 employees in these organizations compared to 232 employees at March 31, 2011. In addition, third-party professional fees increased $1.8 million and $5.4 million during the three and nine months ended March 31, 2012, respectively, as compared to the same period in fiscal 2011. The increase during the nine months ended March 31, 2012 is due primarily to transaction costs associated with the Albumprinter and Webs acquisitions, and increased costs of litigation relating to a patent infringement trial that concluded in July 2011. Furthermore, other general and administrative activities increased $0.7 million and $3.2 million as compared to the same prior year periods, which includes $0.6 million and $1.7 million, respectively, related to employee travel and training.

As a result of the RSAs granted as part of the Webs transaction and certain other equity awards, we expect share-based compensation costs to increase relative to historical trends for the remainder of the fiscal year and fiscal 2013 across technology and development, marketing and selling, and general and administrative expenses.

Other (expense) income, net

Other (expense) income, net, which primarily consists of gains and losses from currency transactions or revaluation, was $1.5 million of expense and $1.4 million of income for the three and nine months ended March 31, 2012 as compared to $0.5 million and $1.0 million of expense for the same prior year periods. Increases or decreases in other (expense) income, net are due to currency exchange fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. The income for the nine months ended March 31, 2012 is primarily related to a gain from Euro currency transactions relating to the funding of our acquisition of Albumprinter.

Interest expense

Interest expense, which consists of interest paid to financial institutions on outstanding balances on our credit facilities, amortization of debt issuance costs, and commitments fees, increased $0.7 million and $0.9 million during the three and nine months ended March 31, 2012 as compared to the same prior year periods. This increase is the result of our new revolving credit facility.

Income tax provision

In thousands

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income tax provision	$5,471	$2,243	$10,449	$7,458
Effective tax rate	95.2%	8.9%	20.7%	9.9%

Income tax expense increased to $5,471 and $10,449 for the three and nine months ended March 31, 2012, as compared to $2,243 and $7,458 for the three and nine months ended March 31, 2011. Our tax expense for the three and nine months ended March 31, 2012 increased due primarily to growth and timing in our organic business’ operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss. During the three months ended March 31, 2012, we also recorded tax expense from a currency exchange gain recognized by one of our Dutch entities for tax purposes. The same entity has recognized a cumulative currency exchange loss for tax purposes which has resulted in a net cumulative tax benefit as of March 31, 2012. Also, during the three months ended March 31, 2012, we recorded tax expense associated with the operational alignment of the recently acquired Webs business and related intellectual property. See below for further details.

On January 2, 2012, one of our subsidiaries purchased Webs’ global sales and distribution rights, customer lists, marketing intangibles, web-based technologies, software tools, and related technical data and know-how (collectively “Webs Intellectual Property”) in order to align the Webs business with our global operations. As this was an intra-entity transfer, the tax cost to be incurred by Webs associated with the gain recognized on the transfer has been deferred in other assets in the consolidated balance sheet and will be amortized into tax expense over a weighted average period of approximately 13 years. The subsidiary elected to purchase the Webs’ Intellectual Property using an installment obligation that results in the tax being paid over a 7.5 year term and, therefore, the related tax liability has been included in deferred tax liabilities in the consolidated balance sheet.

Generally, our projected annual effective tax rate is applied to our quarterly results to determine our income tax for the quarter. The increase in the overall effective tax rate during the three and nine months ended March 31, 2012 as compared to the same prior periods is primarily due to variances in the distribution of our pre-tax income across interim periods within the fiscal years, the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy, tax expense associated with the transfer of the Webs Intellectual Property, and the expiration of the U.S. federal research and development tax credit on December 31, 2011. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. We expect this variation will continue in future periods.

Liquidity and Capital Resources

In thousands

	Nine Months Ended March 31,
	2012	2011

Cash flows provided by operating activities	121,300	126,327
Cash flows used in investing activities	(217,558)	(24,458)
Cash flows used in financing activities	(86,066)	(59,507)

At March 31, 2012, we had $52.1 million of cash and cash equivalents and $126.5 million of long-term debt. Cash and cash equivalents decreased $184.4 million in the nine months ended March 31, 2012. The cash flows during the nine months ended March 31, 2012 related primarily to the following items:

Cash inflows:

•	Net income of $40.1 million;

•	Proceeds from borrowings of long-term debt of $219.5 million; and

•

Positive adjustments for non-cash items of $81.2 million, including $20.7 million provided by working capital, deferred taxes and other activities, depreciation and amortization of $43.4 million, and share-based compensation costs of $17.0 million.

Cash outflows:

•	Repurchases of our ordinary shares of $209.6 million;

•	Payments for business acquisitions, net of cash acquired, of $180.7 million;

•

Capital expenditures of $32.9 million of which $12.6 million were related to the purchase of manufacturing and automation equipment for our production facilities, $10.0 million were related to the purchase of land and facilities, and $10.3 million were related to purchases of other assets including information technology infrastructure and office equipment;

•	Payments of long-term debt of $93.0 million and debt issuance costs of $1.2 million;

•	Internal costs for software and website development that we capitalized of $4.3 million; and

•	Payments of the minimum withholding taxes related to shares withheld on vested restricted share units of $2.7 million.

Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2012, we financed our operations primarily through internally generated cash flows from operations and utilized borrowings of long-term debt to fund strategic investments in business acquisitions. Due to our recent investments and share repurchases, our current liabilities now exceed our current assets; however, we believe that our available cash, cash flows generated from operations and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements, for the foreseeable future. We currently plan to invest approximately $50.0 million to $60.0 million on capital expenditures in fiscal 2012, which represents an increase of 34% to 60% from fiscal 2011, primarily due to plans to expand our manufacturing capacity in Europe, construction of our Jamaican customer service, sales and design support center, and other IT and manufacturing equipment requirements to support our long-term growth strategy.

We may continue to repurchase our shares using a combination of available cash, cash flow generated from operations, and debt financing. During the nine months ended March 31, 2012, we used $209.6 million to repurchase our shares.

As part of our growth strategy, we may also continue to be proactive in assessing potential merger and acquisition targets, though we will continue to be prudent and selective. We acquired Albumprinter on October 31, 2011 and Webs on December 28, 2011. We paid total cash consideration of €60.0 million for Albumprinter less net working capital and net debt adjustments of €3.2 million, and we may pay up to an additional €5.0 million in cash based on performance targets covering the period from January 1, 2012 to December 31, 2012. For Webs, we paid $101.3 million of total cash consideration and 506,343 ordinary shares pursuant to restricted share awards contingent upon the continued employment of the founding shareholders. The Albumprinter and Webs acquisitions were funded through a combination of existing cash and our revolving credit facility. If we were to make additional investments incremental to our plan in areas such as mergers and acquisitions, we may need to raise capital through future debt or equity financing to fund such investments.

Long-term Debt. On October 21, 2011, we entered into a senior credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provides for an unsecured revolving credit facility of up to $250.0 million in aggregate loan commitments, with letter of credit and swing line loan sublimits of $25.0 million each. On April 13, 2012 we increased the aggregate loan commitments under the credit agreement by $137.5 million, to a total of $387.5 million, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150.0 million by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016.

At April 20, 2012, we had outstanding borrowings drawn on the revolving credit facility of $126.5 million and availability of $259.9 million (after consideration of outstanding letters of credit of $1.1 million). In the next twelve months we may use, as needed, our new revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchase our shares, and support our long-term growth.

Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental changes, investments and restricted payments, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2012 through 2016 and (2) financial covenants that our:

•	consolidated leverage ratio will not exceed 3.5 times our TTM consolidated EBITDA;

•

consolidated senior leverage ratio, which is the ratio of our consolidated indebtedness that is not subordinated to our indebtedness under the credit agreement to our TTM consolidated EBITDA, will not exceed 2.75 times our TTM consolidated EBITDA; and

•	interest coverage ratio, which is the ratio of our TTM consolidated EBITDA to our TTM consolidated interest expense, will be at least 3.0.

At March 31, 2012, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.

Contractual Obligations

Contractual obligations at March 31, 2012 are as follows:

In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$135,197	$1,898	$3,795	$129,504	$—
Operating lease obligations	47,381	11,398	18,451	16,282	1,250
Purchase obligations	28,016	28,016	—	—	—

Total	$210,594	$41,312	$22,246	$145,786	$1,250

Long-term Debt. Amounts outstanding are due at maturity, October 21, 2016. Interest payable included in this table is based on the interest rate as of March 31, 2012 and assumes all amounts outstanding will not be paid until maturity.

Operating Leases. We rent office space and production equipment under operating leases expiring on various dates through 2018. We recognize rent expense on our operating leases that include free rent periods and scheduled rent payments on a straight-line basis from the commencement of the lease.

Purchase Commitments. At March 31, 2012, we had unrecorded commitments under contract of $28.0 million, which were principally composed of site development and construction of our Jamaican customer service, sales and design support center of approximately $12.3 million, production and computer equipment purchases of approximately $6.6 million, inventory purchases of approximately $5.8 million and other unrecorded purchase commitments of $3.3 million.

Recently Issued and Adopted Accounting Pronouncements

For a discussion of recently issued and adopted accounting pronouncements refer to Note 2 “Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. In addition to the critical accounting policies reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 17, 2011, we have added business combinations and goodwill and intangible assets as a result of our acquisition of Albumprinter and Webs during the nine months ended March 31, 2012.

Business Combinations. Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Transaction costs associated with a transaction to acquire a business are expensed as incurred.

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

In the third quarter of 2012, we early adopted the new accounting guidance that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We assess qualitative factors in each of our reporting units that carry goodwill. Among other relevant events and circumstances that affect the fair value of reporting units, we assess individual factors such as:

•	A significant adverse change in legal factors or the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of

We assess these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the new guidance, this quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. After performing the annual goodwill impairment qualitative analysis during the third quarter of 2012, we determined it was not necessary to perform the two-step goodwill impairment test.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. At March 31, 2012, our cash and cash equivalents consisted of money market funds, which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate fluctuations.

As of March 31, 2012, we have $149.8 million of total U.S. dollar denominated floating rate obligations including our long-term debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. A hypothetical 100 basis point increase in interest rates would result in an annual increase of interest expense of approximately $1.5 million.

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

•

Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $4.1 million and $1.0 million on our income before income taxes for the three months ended March 31, 2012 and 2011, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency. In such cases, we are exposed to transaction gains or losses for tax purposes that are different from those recorded in other (expense) income, net and could result in a significant tax benefit or loss.

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

Foreign currency transaction (losses) gains included in other (expense) income, net for the three months ended March 31, 2012 and 2011, were $1.5 million and $0.5 million of expense, respectively. Foreign currency transaction gains (losses) included in other (expense) income, net for the nine months ended March 31, 2012 and 2011, were $1.4 million of income and $1.0 million of expense, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the fiscal quarter ended December 31, 2012, we completed the acquisition of Albumprinter and Webs, which has expanded our internal control environment. The process of integrating policies, processes, people, technology and operations for the combined companies may result in additions or changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, direct mail, advertising banners and other online links, television broadcast, and word of mouth customer referrals. If we are unable to develop or maintain effective means of reaching micro businesses and home and family customers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, then traffic to our websites would be reduced, and our business and results of operations would be harmed.

Purchasers of micro-business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.

The online market for micro-business marketing products and services is less developed than the online market for other business and home and family products, and our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

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

If our strategy is not successful, or if there is a market perception that our strategy is not successful, then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, our reputation and brand may be damaged, and the price of our shares may decline. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results and volatility in our share price.

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

•	compensation expense and charges related to agreements entered into with our executives and employees;

•	costs and charges resulting from litigation;

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate acquired businesses, such as the costs incurred in the acquisitions of Albumprinter and Webs; and

•	charges to earnings if our long-lived assets including goodwill or amortizable intangible assets become impaired.

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

We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished. As we have expanded and continue to expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations has increased and we expect will continue to increase. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations.

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

In recent years, our number of employees and geographic footprint has grown rapidly, and we expect the number of countries and facilities from which we operate to continue to increase in the future. Our growth, combined with the geographical separation of our operations, places a strain on our management, administrative and operational infrastructure. To manage our operations and anticipated growth, we must continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner or if we discover deficiencies in our existing systems and controls, then our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brands and substantially harm our business and results of operations.

Our global operations and expansion place a significant strain on our management, operational and other resources and subject us to additional risks.

We operate production facilities or offices in 14 countries and have approximately 30 localized websites to serve various geographic markets. A component of our strategy is to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties and regulations and limiting our exposure to onerous or unanticipated taxes, duties and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within an unfamiliar culture;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery, that may be common in some countries;

•	difficulty expatriating our earnings from some countries;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

In addition, to finance our recent acquisitions, we borrowed additional amounts under our credit facility, and we may need to raise additional funds for any future acquisitions. Financing may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders or subject us to covenants restricting the activities we may undertake. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management’s attention.

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

Demand for our products and services is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing strategies, including the costs of running our business, our competitors’ pricing and marketing strategies, and the effects of inflation. We offer some free or discounted products and services as a means of attracting customers and encouraging repeat purchases, but these free offers and discounts reduce our profit margins and may not result in an increase in our revenues. If we fail to meet our customers’ price expectations, our business and results of operations will suffer.

Failure to protect our networks and the confidential information of our customers against security breaches and to address risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

Online commerce and communications depend on the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers’ credit card accounts directly, and we retain our customers’ credit card information for a period of time that varies depending on the services we provide to each customer. Any compromise or breach of our network or the technology that we use to protect our network and our customer transaction data, such as credit card information, could damage our reputation and brand and expose us to losses, litigation and possible liability. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, anyone who is able to circumvent our security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

We depend significantly on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation, and some of these entities maintain “blacklists” of companies that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations, which are often more stringent than currently legal requirements. Although we believe that our commercial e-mail solicitations comply with all applicable laws, some of our Internet protocol addresses appear on various private entities’ blacklists from time to time, which means that e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. The blacklisting sometimes interferes with our ability to send operational e-mails – such as password reminders, invoices and electronically delivered products – to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.

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

For the fiscal year ended June 30, 2011 and for the nine months ended March 31, 2012, we derived 53% and 49% of our revenue, respectively, from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

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

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers – for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer – from time to time we face claims, complaints and inquiries from our customers, competitors, governmental regulators, standards bodies and others that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints, claims and inquiries in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 9 “Income Taxes” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

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

Each “10% U.S. Shareholder” of a non-U.S. corporation that is a “controlled foreign corporation,” or CFC, for an uninterrupted period of 30 days or more during a taxable year, and that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the total combined voting power of all classes of voting shares of the non-U.S. corporation or more than 50% of the total value of all shares of the corporation on any day during the taxable year of the corporation. The rules defining ownership for these purposes are complicated and depend on the particular facts relating to each investor. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed to enable such taxpayer to satisfy this tax liability. We do not believe that we have previously been, nor currently are, a CFC based upon our current share ownership. However, there can be no assurance that we will not be a CFC for the remainder of the current or any subsequent tax year.

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

We did not repurchase any shares during the three months ended March 31, 2012, and the maximum number of shares that may yet be purchased under the program is 178,270.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 6.	EXHIBITS

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2012

VISTAPRINT N.V.

By:	/s/ ERNST J. TEUNISSEN
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ MICHAEL C. GREINER
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 dated as of April 13, 2012 to Credit Agreement dated as of October 21, 2011 among Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., Vistaprint N.V., Vistaprint USA, Incorporated, the lenders named therein, and JPMorgan Chase Bank N.A., as administrative agent is incorporated by reference to our Form 8-K filed with the SEC on April 18, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Submitted electronically herewith.

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