Form 10-K
period 2012-06-30
VISTAPRINT N.V.
filed 2012-08-15
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
___________________
Vistaprint N.V.
(Exact Name of Registrant as Specified in Its Charter)
____________________

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
____________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.06 billion on December 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.
As of August 10, 2012, there were outstanding 34,170,216 ordinary shares, par value €0.01 per share, of Vistaprint N.V.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2012. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

VISTAPRINT N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2012

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
Overview
We are a leading online provider of coordinated portfolios of customized marketing products and services to micro businesses worldwide. We offer a broad spectrum of brand identity and promotional products, marketing services and digital solutions. Our product offerings range from business cards, brochures and post cards to customized apparel, invitations and announcements, holiday cards, calendars, direct mail services, promotional gifts, signage, website design and hosting services, and online marketing and creative services. While we focus primarily on micro business marketing products and services, consumers also purchase many of our products, such as invitations and announcements, greeting cards, photo books and calendars.
We offer value to our customers through innovative technology, a broad selection of customized products and services, low pricing and personalized customer service. While we offer a broad selection of designs and formats, we seek to reduce manufacturing complexity and costs by using limited characteristics that can be reconfigured and combined. This reduces our costs versus comparable marketing of products and services produced using traditional methods. This approach has allowed us to successfully penetrate the large, fragmented and geographically dispersed micro business and home and family markets.
We have standardized, automated and integrated the design and production process, from design conceptualization to product shipment and service delivery. Customers can use our proprietary design software to easily create and order full-color, personalized, professional-looking marketing physical and digital products and services, without any prior design training or experience. Customers have access to extensive graphic designs, design templates, photographs and illustrations as well as logo design services and content suggestions. We are also able to automatically match and adapt graphic content from one product format to another, which allows us to generate and display complementary products and services as part of the ordering process.
Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as two days from design to delivery. During the fiscal year ended June 30, 2012, our customers placed approximately 27.7 million orders.
Our total revenues have grown from $6.1 million for the fiscal year ended June 30, 2001 to $1.0 billion for the fiscal year ended June 30, 2012. The substantial majority of our revenue growth has been organic.
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
In fiscal 2012, we acquired Webs, Inc. ("Webs"), a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses. This acquisition is part of our strategy to serve the core micro business market with a broad array of marketing products and services, including digital marketing services. Through its viral “freemium” business model which provides customers base level products free of charge with advanced options available at a premium, Webs' offering enables us to improve our ability to attract new customers with a digital products and cross- and up- sell other digital and physical offerings.
The Marketplace for Customized Products and Services for the Home and Family
While we focus primarily on micro business marketing products and services, many of our product formats are also purchased by consumers seeking customized announcements, greeting cards, calendars, stationery, personalized gifts, photo books and related photo products. In the past, many such products were supplied by an industry comprising print manufacturing wholesalers and local retailers, such as stationery stores. Compared with today’s Internet-based alternatives, traditional offerings were relatively limited, prices were significantly higher, and delivery often required longer lead times. Graphic designs were limited and it was rarely possible to incorporate full color photography into the design.

Online commerce combined with digital production technologies provides significant advantages and opportunities to consumers seeking high quality personalized products at affordable prices. The overall market opportunity for these types of products is very large, and we believe it could be a longer-term source of growth even though it is not our primary focus today. Our home and family efforts have gained significant traction in Europe, where the consumer market is highly fragmented. We have invested more in our home and family efforts in Europe as a result. In North America and Asia Pacific, we primarily market our consumer-oriented products to our existing base of micro business customers, many of whom also have a desire to purchase personalized products for home and family use.

In fiscal 2012, we acquired Albumprinter Holding B.V. (“Albumprinter”), a leading provider of photo books and other photo products to consumers in Europe as part of our strategy to build a foundation for future growth in the home and family market. Photo books are a large and growing part of the market for personalized home and family products in Europe. Prior to this acquisition we outsourced the production of photo books for Europe to a third party.
Value for Customers
We provide our customers with the following benefits:
Low Prices and Small Quantities
We sell custom designed and manufactured products and services in quantities that are appropriate for micro businesses, which can often be a single unit. At the same time, our high volume, highly automated production facilities produce small quantity orders at low cost, allowing us to sell at low prices. Our manufacturing facilities operate in a controlled environment as our quality assurance systems employ principles of world-class manufacturing designed to ensure that we consistently deliver quality products.
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

Broad Range of Products and Services
We offer a broad spectrum of products and services for the business and home and family markets, including:

Paper based		Non-paper based		Digital and Marketing Services
•	brochures	•	banners	•	blogs
•	business cards	•	bottle openers	•	custom Facebook pages
•	data sheets	•	calculators	•	design tools and content
•	desk and wall calendars	•	car door magnets	•	email marketing services
•	envelopes	•	decals	•	logos
•	flyers	•	drink koozies	•	mailing services
•	folded business cards	•	embroidered apparel	•	online CRM tool
•	folded cards	•	hats	•	online search profiles
•	holiday cards	•	key chains	•	personalized email domains
•	invitations and announcements	•	lawn signs	•	search engine optimization
•	letterhead	•	letter openers	•	website design and hosting
•	mailing labels	•	luggage tags
•	note cards and note pads	•	magnetic clips
•	personalized notebooks	•	mouse pads
•	personalized stickers	•	mugs
•	photo books	•	printed and engraved pens
•	presentation folders	•	refrigerator magnets
•	return address labels	•	rubber stamps
•	standard and oversized postcards	•	rulers
•	sticky notes	•	stress cubes
		•	t-shirts
		•	tape measures
		•	tote bags
		•	USB flash drives

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
Designing Online
Customers visiting our websites can select the type of product they wish to design from our broad range of available products. When a product type has been selected, the customer can initiate the design process by using our predefined industry styles and theme categories, by entering one or more keywords in our image search tool, or by uploading the customer’s own design. If the customer chooses to do a keyword search, our automated design logic will, in real time, create and display to the customer a variety of product templates containing images related to the customer’s keyword. When the customer chooses a particular template for personalization, our user-friendly, browser-based application enables the customer to quickly and easily perform a wide range of design and editing functions on the selected design, such as:

•	entering and editing text;

•	cropping images or entirely replacing images with other images;

•	repositioning product elements using conventional drag-and-drop functionality;

•	changing fonts or font characteristics;

•	uploading customer images or logos;

•	changing color schemes; and

•	zooming in and out.
Customer Support Experience
We are committed to providing high levels of customer service and support. We offer phone and e-mail support for customers on all of our localized websites through knowledgeable, trained service, sales and design support staff augmented by a robust set of online tools and self-help. Chat is also offered for many of our localized websites.
We have four customer service facilities: Montego Bay, Jamaica; Berlin, Germany; Tunis, Tunisia; and Sydney, Australia. These centers provide phone, email and chat support for customers who speak English, Dutch, German, French, Italian, Spanish, Portuguese, Polish, Czech, Swedish, Norwegian, Finnish, Danish, Turkish and Japanese. In addition we have dedicated customer service support personnel for Webs and Albumprinter products. These facilities were staffed by over 930 customer service, sales and design support employees as of June 30, 2012. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, our agents and designers provide a high quality customer service experience.

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
As of June 30, 2012, we serve customers in more than 120 countries and we have approximately 30 localized websites serving countries in North America, Europe and Asia Pacific. In the year ended June 30, 2012, we generated 53% of our revenues in North America, 41% in Europe and 6% from Asia Pacific. We have production facilities in Canada, the Netherlands, and Australia and marketing offices in the United States, Spain, Australia and India. In fiscal 2013, we are expanding our operations to include a leased production facility in India. Our localization and language map content management system software facilitates our entry into new markets and allows us to make changes to all of our localized websites with the same software and relatively simple, standardized and low-cost procedures.
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
Albumprinter Downloadable and Online Editors enable the creation of a wide range of photo products such as calendars, canvas prints, and greeting cards through an intuitive user interface. These editors allow our customers the choice of creating their personalized products on their own computer or utilizing their preferred browser and enable functionality such as auto generated layouts, creation of content, and font selection. Various upgrade options are available for each product.
Our website creation tools enable customers with limited or no technical skills to quickly design and layout websites. Some features available to our customers include adding personal images, maps, electronic payment processing, downloadable files and contact forms. Our products include the following:

•
The organic Internet-based website tool by which customers have the ability to personalize their website through the use of the hundreds of different templates categorized by industry and style. Customers seeking to improve their ranking among search engines can modify their content and search keywords through a simple interface. This platform also provides customers with the option to self-manage e-mail marketing solutions for their business.

•
The Webs SiteBuilder tool is a "what-you-see-is-what-you-get' platform by which customers can customize their websites through the use of a drag-and-drop interface to add rich content. This tool includes an application platform enabling one-click additions of integrated apps like blogs, calendars, web stores, and discussion forums. Customers can also use a simple theme designer to modify any theme to match their brand.

Pagemodo offers small businesses an easy way to create a professional looking custom Facebook page. Pagemodo allows customers to select from a variety of templates to create custom tabs for their Fanpage including welcome tabs, lead capture tabs, video tabs, and more. Pagemodo also offers a template driven cover image designer that lets customers create cover images for their Facebook pages through a simple click and edit interface.
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
Our VistaBridge technology allows us to efficiently store, process and aggregate tens of thousands of Internet orders every day. The system automates the workflow into our high-volume production facilities by using complex algorithms to aggregate pending individual print jobs having similar printing parameters and combine the compatible orders into a single production run or set of homogenous production runs. The technology calculates the optimal allocation of print orders that will result in the lowest production cost but still ensure on-time delivery. In our fiscal year ended June 30, 2012 we fulfilled approximately 27.7 million orders, and orders often contain multiple customized items, which can result in more than 100,000 individual stored items awaiting production. Our aggregation software regularly scans these pending jobs and analyzes a variety of production characteristics, including quantity, type and format of raw material, color versus black and white, single or double-sided print, delivery date, shipping location, type of production system being used and type of product. For printed products, the VistaBridge software then automatically aggregates orders with similar production characteristics from multiple customers into a single document image that is transferred to either a digital press or to an automated plating system that produces offset printing plates. For example, in the case of business cards being printed on large offset presses, up to 143 separate customer orders can be simultaneously printed as a single aggregated print file.
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
Split Run Testing technology assigns our website visitors to test and control groups. Depending on the test group to which a visitor is assigned, he or she can be shown slightly different versions of our website. This technology permits us to evaluate changes to our websites on a relatively small but still statistically significant test group prior to general release. We then use analytics software to correlate the changes on the site with the visitor’s browsing and purchasing behavior and to compare our long-term profitability for a given pair of test and control groups. Our testing engine allows us to run hundreds of these tests simultaneously on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and roll-out the most promising and profitable ideas and promotions to maximize our long-term customer value proposition.
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
Technology Development
We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. As of June 30, 2012, more than 520 of our employees were engaged in technology development. Our technology and development expenses were approximately 13%, 12% and 12% of total revenues in the years ended June 30, 2012, 2011, and 2010, respectively.
We have designed our website technologies and infrastructure to scale to accommodate future geographic expansion and growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness when editing document designs. Our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. The more individual jobs received in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the production capacity and increasing overall system throughput.

The majority of customer-facing systems infrastructure, web and database servers and all payment operations are hosted in Bermuda and we maintain data centers for backend server operations, uploads and limited pre-sales customer-facing activities in our production facilities. Additionally, we host fulfillment of our electronic offerings from a datacenter facility in Canada and our production facility in the Netherlands and a limited amount on cloud-hosting providers. Our site systems are operated 24 hours a day, seven days a week. We believe our IT solution is highly scalable, requiring only the addition of relatively inexpensive servers and processors.
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
We currently hold 83 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and May 2030. Our primary brand is “Vistaprint,” and we hold trademark registrations for the Vistaprint trademark in 38 jurisdictions, including registrations in our major markets in North America, Europe, and Asia Pacific. We also hold trademarks for other brands through which we do business in jurisdictions worldwide.
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
Mass Customization Manufacturing
Our high-volume, standardized, scalable production processes are driven by sophisticated proprietary software described above. Our technologies are designed to readily scale as the number of orders received per day increases. As more individual print jobs are received, similar jobs can be aggregated and moved to the printing system more efficiently, thereby optimizing the use of the printing capacity and increasing overall system throughput. Our proprietary workflow and production management software allows us to deliver final products to customers in as few as two days. We believe that our strategy of seeking to automate and systematize our service and production systems enables us to reach and serve small-scale customers more effectively than our competitors.
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
As orders are received, we automatically route production jobs, often aggregated by our VistaBridge technology, to the type and location of production system that is most appropriate and cost efficient for the type of product ordered. Printed paper products ordered in larger quantities, such as business cards, postcards, letterhead and the like, are typically produced using a single pass on state of the art automated, high-volume, offset, professional quality printing presses. Products produced in smaller quantities or using special materials, such as holiday cards, apparel, signage, invitations, return address labels, photo books and magnets, are typically produced on digital equipment. In most cases, individual orders from multiple customers are aggregated to create larger jobs, allowing multiple orders to be simultaneously produced.
Our proprietary Viper software and sophisticated automation solutions combined with software from our suppliers allow us to integrate and automate the manufacturing process. This process includes:

•	the pre-press process, during which digital files are transferred directly from our computer servers to the manufacturing system at the appropriate production facility;

•	automatic plate loading systems that eliminate all manual steps of offset printing other than a quick insertion and removal of plates;

•	automatic ink key setting whereby ink fountain keys, which control color application, are set automatically from an analysis of the pixelized data used to image plates; and

•	automated color management, which adjusts digital images prior to printing, assuring that colors match when processed across different printing presses and substrates.
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
Supply Chain Management

We are focused on achieving the lowest total cost of ownership in our strategic sourcing efforts by concentrating on quality, logistics, technology and cost.  Our efforts include the procurement of high quality materials and equipment that meet our strict specifications at a low total cost across a growing number of geographic manufacturing locations.  Additionally, we work to develop and implement logistics and warehousing strategies to provide a balance of low-cost material availability while limiting our inventory exposure.  We believe investing in a strategic supply chain management capability that is tightly integrated with our other manufacturing teams will help us improve efficiency and reduce costs
Sales and Marketing
We have developed expertise in direct marketing to target new customers across various channels and to drive more traffic to our websites, as well as to retain existing customers.
To acquire new customers, we employ sophisticated direct marketing approaches leveraging digital media and technologies as well as traditional media such as direct mail and broadcast. We also acquire customers through channels such as our own permission-based outbound emails, organic search and direct URL type-in. In addition, many of the products that we offer our customers contain the Vistaprint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. As such, the appearance of our brand on the products yields broad and ongoing distribution and visibility of our brand and presents the opportunity for beneficial viral and word-of-mouth advertising. We have also run television broadcast campaigns in the United States and have tested this channel in other markets.
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
We place advertisements on the websites of companies such as eBay and Amazon, contract for targeted e-mail marketing services from vendors such as MyPoints, and contract for placement on leading search engines such as Google and Bing. We maintain affiliate programs with companies under which we permit program members to include hyperlinks to our websites on their sites and in promotional materials and we pay program members for sales generated through those links. We have also entered into a variety of strategic partnerships that facilitate access to customers that would be difficult to reach through traditional direct marketing channels. We focus on cultivating opportunities with strategic importance in the micro business marketplace and seek to partner with companies that have large numbers of well established micro business or home and family customer relationships.
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
Competition
The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We compete on the basis of breadth of product offerings, price, convenience, quality, design content, design options and tools, customer and design services, ease of use, and production and delivery speed. It is our intention to offer high quality design, production and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, search directories, Google Places and other providers.
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

Business Segment and Geographic Information
As of June 30, 2012, our reportable operating segments consist of North America, Europe and Asia Pacific. For more segment and geographic information about our revenues, operating income and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 12 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this business section apply to all of our operating segments.
Seasonality
Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts. This second fiscal quarter seasonality has increased with the acquisition of Albumprinter, which also has a highly seasonal business. Net income during the second fiscal quarter represented 72%, 41%, and 40% of annual net income in the years ended June 30, 2012, 2011, and 2010, respectively.
Government Regulation
We are not currently subject to direct national, federal, state, provincial or local regulation other than regulations applicable to businesses generally or directly applicable to online commerce. The adoption or modification of laws or regulations relating to the Internet, consumer protection, or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.
Employees
As of June 30, 2012, we had approximately 3,500 full-time and approximately 200 temporary employees worldwide. Our largest facilities in terms of employee count were in the United States, Canada, Jamaica, and the Netherlands, each of which employed between 400 to 850 people. None of our employees are represented by a labor union. We are required to provide certain employees in the Netherlands with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and compensation and benefits for employees in our Barcelona office are equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are favorable.
Corporate Information
Vistaprint N.V. was incorporated under the laws of the Netherlands on June 5, 2009 and on August 30, 2009 became the publicly traded parent company of the Vistaprint group of entities. We maintain our registered office at Hudsonweg 8, 5928 LW Venlo, the Netherlands. Our telephone number in the Netherlands is +31-77-850-7700. As a result of our change of domicile from Bermuda to the Netherlands on August 30, 2009, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint N.V. became the publicly traded parent company of the Vistaprint group of entities. Vistaprint Limited, the immediate predecessor corporation to Vistaprint N.V., was incorporated under the laws of Bermuda in April 2002.
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

Item 1A. Risk Factors
We caution that our future results may vary materially from those contained in forward-looking statements that we make in this Report and other filings with the SEC, press releases, communications with investors and oral statements due to the following important factors, among others. Our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Risks Related to Our Business
If we are unable to attract customers in a cost-effective manner, our business and results of operations could be harmed.
Our success depends on our ability to attract customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, direct mail, advertising banners and other online links, broadcast media, and word-of-mouth customer referrals. If we are unable to develop or maintain effective means of reaching micro businesses and home and family customers, if the costs of attracting customers using these methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, then traffic to our websites would be reduced, and our business and results of operations would be harmed.
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

Our long-term investment strategy, originally announced in July 2011, presented our long-term investment and financial strategy and associated financial projections relating to the growth of our business over the next five years. We may not achieve our announced objectives, and our investments in our business may fail to affect our revenue or EPS growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income margin goals due to higher than expected costs or taxes;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future in ways that may be beyond our control. Our actual results may differ materially from our projections due to various factors, including but not limited to the factors listed immediately above; currency exchange fluctuations, which may affect our revenues and costs; changes in the laws and regulations or in the interpretations of laws and regulations to which we are subject, including tax laws, or the institution of new laws or regulations that affect our business; costs and judgments resulting from litigation; and costs and disruptions caused by acquisitions.

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
We may not succeed in promoting and strengthening the Vistaprint brand and the brands of our acquired companies, which would prevent us from acquiring new customers and increasing revenues.
A primary component of our business strategy is to promote and strengthen the Vistaprint brand and the brands of our acquired companies in order to attract new and repeat customers to our websites. In addition to the challenges posed by establishing and promoting our brands among the many businesses that promote products and services on the Internet, we face significant competition from other companies in the various markets we serve who also seek to establish strong brands. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts, but we cannot be sure that these investments will be profitable. If we are unable to successfully promote our brands, we may fail to attract new customers, maintain customer relationships, and increase our revenues.
A component of our brand promotion strategy is establishing a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of resources in our website development, design and technology, graphic design operations, production operations, and customer service operations. Our ability to provide a high-quality customer experience is also dependent on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation and brands would be harmed.
Our quarterly financial results will often fluctuate, which may lead to volatility in our share price.

Our revenues and operating results often vary significantly from quarter-to-quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, EPS objectives, which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:

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

•	compensation expense and charges related to agreements entered into with our executives and employees;

•	costs and charges resulting from litigation;

•	a significant increase in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate acquired businesses, such as our costs relating to the acquisitions of Albumprinter and Webs; and

•	impairments of our tangible and intangible assets including goodwill.

We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases, depreciation, and personnel costs, are relatively fixed, and we may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Based on the above factors, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely fall.

Seasonal fluctuations in our business place a strain on our operations and resources.
Our second fiscal quarter includes the majority of the holiday shopping season and in each of the last three fiscal years has accounted for more of our revenue and earnings than any other quarter, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. We believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.
A significant portion of our revenues and expenses are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk.
We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished, particularly in certain currencies where we have disproportionate revenues or expenses. As we have expanded and continue to expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations has increased and we expect will continue to increase. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations
Our global operations and expansion place a significant strain on our management, operational, and other resources and subject us to additional risks.

We are growing rapidly. We currently operate production facilities or offices in 14 countries and have approximately 30 localized websites to serve various geographic markets. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within an unfamiliar culture;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery, that may be common in some countries;

•	difficulty expatriating our earnings from some countries;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

To manage our operations and anticipated growth, we must continue to refine our operational, financial, and management controls, human resource policies, reporting systems, and procedures in the locations in which we operate. If we are unable to implement improvements to our management information and control systems in an efficient or timely manner or if we discover deficiencies in our existing systems and controls, then our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brands and substantially harm our business and results of operations.

Acquisitions may be disruptive to our business.

Our business and customer base have been built primarily through organic growth, and while individuals on our Supervisory Board and management team have experience making acquisitions in their professional experience outside of Vistaprint, we have limited experience making acquisitions as a company. A component of our strategy is to selectively pursue acquisitions of businesses, technologies or services, and accordingly we completed the acquisitions of Albumprinter in October 2011 and Webs in December 2011. Integrating newly acquired businesses, technologies and services is complex, expensive, time consuming and subject to many risks, including the following:

•	We may not be able to retain customers and key employees of the acquired businesses, and we and the acquired businesses may not be able to cross sell products and services to each other's customers.

•	In some cases, our acquisitions are dilutive for a period of time, leading to reduced earnings.

•
An acquisition may fail to achieve our goals and expectations for the acquired business because we fail to integrate the acquired business, technologies or services effectively, the integration is more expensive or takes more time than we anticipated, or the acquired business does not perform as well as we expected.

•	Acquisitions can result in large write-offs including impairments of goodwill and intangible assets, assumptions of contingent or unanticipated liabilities, or increased tax costs.

In addition, to finance our recent acquisitions, we borrowed additional amounts under our credit facility, and we may need to raise additional funds for any future acquisitions. Financing may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders or subject us to covenants restricting the activities we may undertake. The time and expense associated with finding suitable and compatible businesses, technologies or services to acquire could also disrupt our ongoing business and divert our management's attention.

We face risks related to interruption of our operations and lack of redundancy.

Our production facilities, websites, transaction processing systems, network infrastructure, supply chain and customer sales, service and design operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

•	fire, flood, earthquake, hurricane or other natural disaster or extreme weather;

•	labor strike, work stoppage or other issue with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	attacks on our external websites or internal network by hackers or other malicious parties;

•	undetected errors or design faults in our technology, infrastructure and processes that may cause our websites to fail;

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

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. We expect competition to increase in the future. The increased use of the Internet for commerce and other technical advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and home and family markets;

•	companies offering small business or consumer websites and other digital products, including website design and hosting companies;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, search directories, Google Places and other providers.
Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given sub-set of our business, existing customer and supplier relationships, or significantly greater financial, marketing and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

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

Failure to meet our customers' price expectations would adversely affect our business and results of operations.

Demand for our products and services is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. We offer some free or discounted products and services as a means of attracting customers and encouraging repeat purchases, but these free offers and discounts reduce our profit margins and may not result in an increase in our revenues. If we fail to meet our customers' price expectations, our business and results of operations will suffer.

Failure to protect our networks and the confidential information of our customers against security breaches and to address risks associated with credit card fraud could damage our reputation and brands and substantially harm our business and results of operations.

Online commerce and communications depend on the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers' credit card accounts directly, and we retain our customers' credit card information for a period of time that varies depending on the services we provide to each customer. Any compromise or breach of our network or the technology that we use to protect our network and our customer transaction data, such as credit card information, could damage our reputation and brand and expose us to losses, litigation, and possible liability. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, anyone who is able to circumvent our security measures could misappropriate our proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. In addition, some of our partners also collect information from transactions with our customers, and we may be liable or our reputation may be harmed if our partners fail to protect our customers' information or use it in a manner that is inconsistent with our practices.

We may also be liable for fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers. To date, quarterly losses from payment fraud have not exceeded 1% of total revenues in any quarter, but we continue to face the risk of significant losses from this type of fraud. Our failure to limit fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

We depend on search engines to attract a substantial portion of the customers who visit our websites, and losing these customers would adversely affect our business and results of operations.

Many customers access our websites by clicking through on search results displayed by search engines such as Google, Bing, and Yahoo!. If the search engines on which we rely modify their algorithms, terminate their relationships with us, or increase the prices at which we may purchase listings, this could increase our costs and result in fewer customers clicking through to our websites. If fewer customers click through to our websites, we could be required to resort to other more costly resources to replace this traffic, which could adversely affect our revenues and operating and net income and could harm our business.

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

Various private 'spam' blacklisting and similar entities have in the past, and may in the future, interfere with our e-mail solicitation, the operation of our websites and our ability to conduct business.

We depend significantly on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation, and some of these entities maintain “blacklists” of companies that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations, which are often more stringent than currently legal requirements. Although we believe that our commercial e-mail solicitations comply with all applicable laws, some of our Internet protocol addresses appear on various private entities' blacklists from time to time, which means that e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist. The blacklisting sometimes interferes with our ability to send operational e-mails-such as password reminders, invoices and electronically delivered products-to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.

Our customers create products that incorporate images, illustrations and fonts that we license from third parties, and any loss of the right to use these licensed materials may substantially harm our business and results of operations.

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties that we use under license agreements. If one or more of our licenses covering a significant amount of content were terminated, the amount and variety of content available on our websites would be significantly reduced, and we may not be able to find, license, and introduce substitute content in a timely manner, on acceptable terms or at all.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

Our new credit facility contains financial and operating restrictions and covenants that may limit our access to additional credit and could negatively impact our liquidity.

Our credit facility imposes limitations on our ability to, among other things:

•	incur additional indebtedness and liens outside of the credit facility;

•	make certain investments, payments, or changes in our corporate structure;

•	make capital expenditures in excess of certain limits; and

•	purchase our ordinary shares.

In addition, we are required to meet certain financial covenants that are customary with this type of credit facility, which are described in Note 8 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements included in Item 8 of Part II of this Report. If we are unable to comply with these covenants, then we could default under the credit facility, which could cause us to be unable to borrow under the credit facility and may result in the acceleration of the maturity of our outstanding indebtedness under the facility. If the maturities were accelerated, we may not have sufficient funds available for repayment, and if we were unable to borrow further under the facility, we may not be able to make investments in our business to support our strategy or we may end up in bankruptcy proceedings, or other processes, in which our business would be negatively impacted. In addition, our shareholders would be detrimentally impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our liquidity and results of operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions, and such conditions may increase the other risks that affect our business.

Many of the markets in which we operate are still in an economic downturn that we believe may have a negative impact on our business. Additionally, a significant portion of our revenues and costs come from Europe where the volatility of the capital markets has continued to result in uncertainty for the outlook of the region and potential for one or more countries to exit the Eurozone. Turmoil in the world's financial markets has materially and adversely impacted the availability of financing to a wide variety of businesses, including micro businesses, and the resulting uncertainty led to reductions in capital investments, marketing expenditures, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the demand for our products and services, our financial results from operations, and our ability to attract and retain employees in jurisdictions where we have significant operations.

The United States government may further increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business by impeding our shipments into the United States from our Canadian manufacturing facility.

For the fiscal years ended June 30, 2012 and June 30, 2011 we derived 51% and 53% of our revenue, respectively, from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

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

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and litigation diverts our management's efforts from managing and growing our business. Potential adversaries may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from any litigation could limit our ability to continue our operations. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay significant damages and attorney's fees, and a court could enjoin us from performing the infringing activity, which could restrict our ability to use certain technologies important to the operation of our business.

Alternatively, we may be required to, or decide to, enter into a license with a third party that claims infringement by us. Any such patent license may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party's patent, we may be unable to effectively conduct certain of our business activities, which could limit our ability to generate revenues, grow our business or maintain profitability.

In addition, from time to time, we initiate lawsuits, proceedings or claims to enforce our patents, copyrights, trademarks and other intellectual property rights or to determine the scope and validity of third-party proprietary rights. Our ability to enforce our intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid or unenforceable or are licensed to the party against whom we are asserting a claim. There is also a risk that our assertion of intellectual property rights could result in the other party's seeking to assert alleged intellectual property rights of its own against us, which may adversely impact our business in the manner discussed above. Our inability to enforce our intellectual property rights may negatively impact our competitive position and business.

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet, e-commerce, and email marketing could substantially harm our business and results of operations.

Due to our dependence on the Internet for our sales, laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws - for example, laws covering pricing, customs, privacy, consumer protection or commercial email - may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. It is not always clear how existing laws governing these and other issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

We face judicial and regulatory challenges to our practice of offering free products and services, which, if successful, could hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers-for example, that customers are required to pay shipping and processing charges to take advantage of a free product offer-from time to time we face claims, complaints and inquiries from our customers, competitors, governmental regulators, standards bodies and others that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints, claims and inquiries in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

If we were required to review the content that our customers incorporate into our products and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, the vast majority of our sales do not involve any human-based review of content. Although our websites' terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content for a product order that we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction, which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines, or monetary damages.

The third party membership programs previously offered on our website may continue to draw customer complaints, litigation and governmental inquiries, which can be costly and could hurt our reputation.

We previously offered on our website third party membership discount programs, some of which have been, and may continue to be, the subject of consumer complaints, litigation, and governmental regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Although we removed all such membership discount program offerings from our websites as of November 2009 and terminated our relationship with the third party merchant responsible for these programs, we continue to receive complaints from our customers and inquiries by state attorneys general and government agencies regarding these programs. Any private or governmental claims or actions that may be brought against us relating to these third party membership programs could result in our being obligated to pay substantial damages or incurring substantial legal fees in defending claims and have an adverse effect on our results of operations. Even if we are successful in defending against these claims, such a defense may result in distraction of management and significant costs. In addition, customer dissatisfaction or damage to our reputation as a result of these claims could have a negative impact on our brands, revenues and profitability.

We are subject to customer payment-related risks.

We accept payments for our products and services on our websites by a variety of methods, including credit or debit card, PayPal, check, wire transfer or other methods. In some geographic regions, we rely on one or two third party companies to provide payment processing services. If any of the payment processing or other companies with which we have contractual arrangements became unwilling or unable to provide these services to us or we are unable to comply with our contractual requirements under such arrangements, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves. Any of these scenarios could be disruptive to our business as they could be costly and time consuming and may unfavorably impact our customers.

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

We are dependent on a limited number of third party providers of website security authentication certificates that are necessary for conducting secure transactions over the Internet. Despite any contractual protections we may have, these third party providers can disable or revoke, and in the past have disabled or revoked, our security certificates without our consent, which would render our websites inaccessible to some of our customers and could discourage other customers from accessing our sites, unless we are able to procure a replacement certificate from one of a limited number of alternative third party providers. Any interruption in our customers' ability or willingness to access our websites if we do not have adequate security certificates could result in a material loss of revenue and profits and damage to our brands.

Risks Related to Our Corporate Structure

Challenges by various tax authorities to our international structure could, if successful, increase our effective tax rate and adversely affect our earnings.

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 11 “Income Taxes” in the accompanying notes to the condensed consolidated financial statements included in Item 8 of Part II of this Report.

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

Our intercompany, including transfer pricing, arrangements may be challenged, resulting in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and its subsidiaries. These agreements establish transfer prices for production, marketing, management, technology development and other services performed by these subsidiaries for other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm's length. With the exception of the transfer pricing arrangements applicable to our Dutch, French and Australian operations, our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws.

If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

Our Articles of Association, Dutch law and the independent foundation, Stichting Continuïteit Vistaprint, may make it difficult to replace or remove management, may inhibit or delay a change of control or may dilute your voting power.

Our Articles of Association, or Articles, as governed by Dutch law, limit our shareholders' ability to suspend or dismiss the members of our management board and supervisory board or to overrule our supervisory board's nominees to our management board and supervisory board by requiring a vote of two thirds of the votes cast representing more than 50% of the outstanding ordinary shares to do so under most circumstances. As a result, there may be circumstances in which shareholders may not be able to remove members of our management board or supervisory board even if holders of a majority of our ordinary shares favor doing so.

In addition, we have established an independent foundation, Stichting Continuïteit Vistaprint, or the Foundation, to safeguard the interests of Vistaprint N.V. and its stakeholders, which include but are not limited to our shareholders, and to assist in maintaining Vistaprint's continuity and independence. To this end, we have granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding, which is designed to provide a protective measure against unsolicited take-over bids for Vistaprint and other hostile threats. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one half.

We have limited flexibility with respect to certain aspects of capital management.

Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. In November 2011, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate, without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders' preemptive rights. However, this authorization expires in November 2016. Although we plan to seek re-approval from our shareholders from time to time in the future, we may not succeed in obtaining future re-approvals. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends and authorization to repurchase outstanding shares. Situations may arise where the flexibility to issue shares, pay dividends, repurchase shares or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have repurchased our shares and may seek to repurchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares pursuant to certain employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital per share for Dutch tax purposes and the redemption price per share. Our recognized paid in capital per share for Dutch tax purposes is €28.99 per share translated as of the date of our reincorporation to the Netherlands on August 28, 2009.

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

We believe that we were not a PFIC for the tax year ended June 30, 2012 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

If a United States shareholder acquires 10% or more of our ordinary shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, each U.S. person who owns (or is deemed to own) at least 10% of the voting power of a non-U.S. corporation, “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation”, or “CFC,” for an uninterrupted period of 30 days or more during a taxable year, then a 10% U.S. shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year, must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income”, even if the subpart F income is not distributed. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our subpart F income, even if the subpart F income is not distributed by us. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC for our current tax year or any subsequent tax year.
The risk of being subject to increased taxation as a CFC may deter our current shareholders from acquiring additional ordinary shares or new shareholders from establishing a position in our ordinary shares. Either of these scenarios could impact the demand for, and value of, our ordinary shares.
Our tax rate may increase during periods when our profitability declines. Additionally, we will pay taxes even if we are not profitable on a consolidated basis, which would harm our results of operations.

The intercompany service and related agreements among Vistaprint N.V. and our direct and indirect subsidiaries ensure that most of the subsidiaries realize profits based on their operating expenses. As a result, if the Vistaprint group is less profitable, or even not profitable on a consolidated basis, the majority of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions. In periods of declining operating profitability or losses on a consolidated basis this structure will increase our effective tax rate or our consolidated losses and further harm our results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property associated with the three manufacturing facilities we have constructed for the production of our products. Our 512,000 square foot facility located near Windsor, Ontario, Canada primarily services our North American market, our 195,800 square foot facility located in Venlo, the Netherlands primarily services our European market, and our 124,000 square foot facility located in Deer Park, Australia primarily services our Asia-Pacific markets. We are in the process of expanding our Venlo facility by 183,000 square feet to align with our long-term manufacturing growth strategy and are establishing a leased manufacturing facility in India in anticipation of a website launch in calendar 2012. Our web servers are located in a data center space at a Cable & Wireless co-location and hosting facility in Devonshire, Bermuda. We own a 12 acre site in Montego Bay, Jamaica on which we are currently constructing a new 92,000 square foot building for a customer service, sales and design support center that will replace the leased spaces in Jamaica with occupancy expected to be available in the fall of 2012.

We lease a 202,000 square foot facility in Lexington, MA which contains technology development, marketing and administrative employees and is included in the North America business segment below. As of June 30, 2012, a summary of our leased spaces is as follows:

Business Segment	Square Feet	Type	Lease Expirations
North America	244,492	Technology development, marketing, customer service and administrative	November 2012 - April 2017
Europe	159,182	Corporate strategy, technology development, marketing customer service, manufacturing and administrative	December 2012 - August 2017
Asia Pacific	56,417	Marketing, customer service, manufacturing and administrative	March 2014 - September 2017
Other (1)	28,370	Corporate strategy, technology development and prototyping laboratory	June 2014 - January 2018
___________________
(1) Includes locations that are exclusively corporate or global functions.
We believe that the total space available to us in the facilities we own and under our current leases and co-location arrangements or obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 13 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Annual Report.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
The ordinary shares of Vistaprint N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “VPRT.” As of July 31, 2012, there were approximately 17 holders of record of our ordinary shares, although there are a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2011:
First Quarter	$52.49	$27.75
Second Quarter	$46.80	$36.00
Third Quarter	$54.56	$44.53
Fourth Quarter	$56.25	$45.18
Fiscal 2012:
First Quarter	$49.46	$26.00
Second Quarter	$35.92	$25.23
Third Quarter	$41.10	$28.95
Fourth Quarter	$42.77	$30.12
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, purchase our ordinary shares, or pay down our long-term debt. Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with Dutch generally accepted accounting principles. We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association.
Issuer Purchases of Equity Securities
The following table presents information regarding purchases of our ordinary shares during the fourth quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet to be Purchased Under the Program (2)
April 1, 2012 through April 30, 2012	—	—	—	—
May 1, 2012 through May 31, 2012	840,084	$36.26	840,084	—
June 1, 2012 through June 30, 2012	2,150,292	$32.36	2,150,292	$38,881,639
Total	2,990,376	$33.46	2,990,376	$38,881,639

(1) Average price paid per share includes commissions paid in connection with our publicly announced share purchase program.
(2) Value based on an aggregate of 1,203,021 shares at an assumed purchase price of $32.32 per share, which was the closing price of our ordinary shares on June 30, 2012, as reported by the NASDAQ.
During fiscal 2012, we purchased 9,900,980 of our ordinary shares for an aggregate cost of $309.7 million. We completed the share purchase programs authorized by our Supervisory Board on November 9, 2010 and October 3, 2011. On May 14, 2012, we announced that our Supervisory Board authorized a purchase of up to an additional 4,015,127 of our ordinary shares, of which 1,203,021 shares remain available for purchase.

Performance Graph
The following graph compares the cumulative total return to shareholders on Vistaprint N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2007 and its relative performance is tracked through June 30, 2012.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Vistaprint N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012
Vistaprint N.V.	$100.00	$69.96	$111.50	$124.16	$125.10	$84.44
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
RDG Internet Composite	100.00	98.02	81.48	99.12	131.19	158.31
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

	Year Ended June 30,
	2012 (a)	2011	2010	2009	2008
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$1,020,269	$817,009	$670,035	$515,826	$400,657
Net income	$43,994	$82,109	$67,741	$55,686	$39,831
Net income per share:
Basic	$1.16	$1.89	$1.56	$1.29	$0.91
Diluted	$1.13	$1.83	$1.49	$1.25	$0.87
Shares used in computing net income per share:
Basic	37,813,504	43,431,326	43,365,872	43,330,166	43,913,119
Diluted	38,953,179	44,951,199	45,336,561	44,634,191	46,016,364

	Year Ended June 30,
	2012 (a)	2011	2010	2009	2008
	(In thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$140,641	$162,633	$153,701	$120,051	$87,731
Purchases of property, plant and equipment	(46,420)	(37,405)	(101,326)	(76,286)	(62,740)
Purchase of ordinary shares	(309,701)	(56,935)	—	(45,518)	—
Business acquisitions, net of cash acquired	(180,675)	—	(6,496)	—	—
Net proceeds (payments) of long term debt	229,000	(5,222)	(13,848)	(3,219)	(3,251)

	As of June 30,
	2012 (a)	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$62,203	$237,081	$172,331	$133,988	$129,743
Working capital (b)	(26,381)	178,485	111,369	90,050	94,736
Total assets	592,429	555,900	477,889	369,549	315,952
Total long-term debt, net of current portion	229,000	—	—	10,465	19,507
Total shareholders’ equity	189,287	450,093	376,114	285,534	242,505
___________________
(a) Includes the impact of the acquisitions of Albumprinter Holding B.V. on October 31, 2011 and Webs, Inc. on December 28, 2011. See Note 5 in our accompanying financial statements in this Annual Report on Form 10-K for a discussion of these acquisitions.
(b) We define working capital as current assets less current liabilities. The significant decrease in working capital from June 30, 2011 to June 30, 2012 includes the impact of cash used for our acquisitions and ordinary share purchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report.

Executive Overview
For the fiscal year ended June 30, 2012, we reported revenue of $1,020.3 million representing 25% revenue growth over the prior year. Constant-currency revenue growth was also 25% for this period. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 20% for the fiscal year ended June 30, 2012. The year included solid operational results, with our highest ever new customer additions, increased revenue from existing customers, continued geographic expansion, and healthy growth across our businesses including two acquisitions that we expect will contribute to our long-term growth strategy.
Despite our revenue growth and significant share repurchase activity, diluted earnings per share ("EPS") for the year ended June 30, 2012 declined 38% from the same prior year period to $1.13. This was due to investments we made in support of our long-term growth strategy. These investments include increased cost levels in our organic business as well as the acquisitions of Albumprinter Holding B.V. (“Albumprinter”), a leading provider of photo books and other photo products to consumers in Europe, and Webs, Inc. (“Webs”), a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses.
Over the last 16 years, we have grown to become a leader in the large and fragmented market for small business marketing solutions. We have built significant competitive advantages via our marketing approach, proprietary technology, and manufacturing expertise. We have driven strong growth and developed substantial scale advantage by executing on our core strengths in mass customization technologies and by introducing an unmatched breadth of small business marketing products. We believe we are now well positioned to capitalize on our past success in order to capture more of the large market opportunity we see ahead of us. To do so, we have adopted an investment approach designed to support our ability to scale faster and drive significant long-term shareholder returns.
On July 28, 2011, we introduced new five-year organic revenue and EPS targets, along with an evolved financial and investment strategy to achieve our goals. We believe that by making disciplined but significant investments in fiscal 2012 and 2013, we will be able to sustain high revenue growth rates over the five-year period, and position ourselves to deliver longer-term earnings per share growth at higher rates than we would have been able to achieve at a smaller investment scale.
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

•
Lifetime Value Based Marketing.  We have traditionally acquired customers by targeting micro businesses who are already shopping online through marketing channels such as search marketing, email marketing, and other online advertising. We believe a significant portion of micro businesses in our core markets do not currently use online providers of marketing services. By investing more deeply into existing marketing channels, as well as opening up new channels such as television broadcast and direct mail, we believe we can drive continued new customer growth and reach offline audiences that are not currently looking to online partners for marketing needs.

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
Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•
Digital Marketing Services.  We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying organic digital subscribers has grown to approximately 351,000. On December 28, 2011, we acquired Webs, a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses, to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. Webs has a base of approximately 100,000 paying customers, as well as millions of non-paying users of its products.

•
Geographies outside North America and Europe. For the fiscal year ended June 30, 2012, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. To support our expansion into global emerging markets, we opened offices in Singapore and Mumbai, India, and acquired assets of Printbell, an India based printing business during the year ended June 30, 2012. We also made a capital investment in a Chinese business in July 2012.

•
Home and Family. Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. This year we added new products and services targeted at the home and family market. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. On October 31, 2011, we acquired Albumprinter, a leading provider of photo books and other photo products to the home and family market in Europe. Additionally, during the year ended June 30, 2012, we launched a strategic partnership with Nickelodeon to offer licensed character content to Vistaprint customers.

•
Up-market Customers. We serve customers across the spectrum of micro businesses with fewer than 10 employees, but our strength has traditionally been in the smallest and most price sensitive of these customers. In comparison to our customer base, which is concentrated in businesses with 2 or fewer employees, the micro businesses in the “up-market” portion of this spectrum tend to have more sophisticated marketing needs and typically spend more per year on their marketing activities. We believe that as we continue to research customer needs and make customer value proposition improvements for our traditional core customer base, we will develop a stronger ability to focus on “up-market” small business customers. We expect this adjacency can serve as a driver of growth in future years.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates, which we discuss further below. This section should be read in conjunction with Note 2, "Summary of Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which includes other significant accounting policies.
Revenue Recognition.  We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, and order referral fees. We recognize revenue arising from sales of products and services, net of discounts and applicable indirect taxes, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the net sales price is fixed or determinable and collection is reasonably assured. Shipping, handling and processing charges billed to customers are included in revenue. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered. For promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped.
A reserve for estimated sales returns and allowances is recorded as a reduction of revenue, based on historical experience or specific identification of an event necessitating a reserve. This reserve is dependent upon customer return practices and will vary during the year due to volume or specific reserve requirements. Sales returns have not historically been significant to our net revenue and have been within our estimates.
Advertising Expense. We rely heavily on our advertising and marketing efforts in order to promote our products and services to generate revenue growth. Advertising costs, including production related items, are expensed when the costs are incurred. At each balance sheet date we make estimates of advertising spend that has not yet been invoiced. The accuracy of those estimates depends on sufficient data from our global marketing partners and generally involves a high volume of transactions. We perform extensive analysis on our historical estimates relative to actual performance; however, based on the volume and significance of our marketing spend in any period, these estimates require judgment to accurately recognize the appropriate expense during the period. As of June 30, 2012, we had $21.4 million recorded as an accrued liability for advertising costs.
Share-Based Compensation.  We measure share-based compensation costs at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of most of our share options and use a lattice model to measure the fair value of share options with a market condition. The fair value of restricted share units ("RSUs") and restricted share awards ("RSAs") is determined based on the number of shares granted and the quoted price of our ordinary shares on the date of the grant. The Black-Scholes model requires significant estimates related to the award’s expected life and future share price volatility of the underlying equity security. The lattice model considers market condition attributes in its valuation assessment and simulates various sources of uncertainty in order to determine an average value based on the range of resultant outcomes. The lattice model requires estimation of inputs such as future share price volatility and a forfeiture rate assessment. In determining the amount of expense to be recorded, we also estimate forfeiture rates for all awards based on historical experience to reflect the probability that employees will complete the required service period. Employee retention patterns could vary in the future and result in a change to our estimated forfeiture rate which would directly impact share-based compensation expense. As a measure of sensitivity, a 100 basis point change in our forfeiture rate estimate would have resulted in an immaterial impact on our statement of operations.
For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards' expected vesting periods. Management continually monitors the probability of vesting that is impacted by the achievement of certain business targets and milestones. Independent factors such as market acceptance, technological feasibility or economic market volatility could impact the achievement of such awards and contribute to variability in management's estimate and the recognition of the underlying share-based compensation expense. As the recognition of the compensation expense is reliant upon management's estimate of the achievement of the award, if the probability increases during any given period, the compensation cost associated with that award would be accelerated in order to match the estimated outcome. These changes in estimate could result in periods of high expense fluctuation.
Income Taxes.  As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense, including assessing the risks associated with tax audits, together with assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. Our estimates can vary due to the profitability mix of jurisdictions, foreign exchange movements, changes in tax law, regulations or accounting principles, as well as certain discrete items. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.
We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes.
Software and Website Development Costs.  We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally two years. Our judgment is required in determining whether a project provides new or additional functionality, the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value and impairment of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. Historically we have not had any significant impairments of our capitalized software and website development costs.
Business Combinations. Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, estimated customer renewal rates, projected operating costs and discount rates. We estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in our valuations for the acquisition of Webs and Albumprinter during fiscal 2012 may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the allocation of the purchase price to either identifiable intangible assets or goodwill could have a material impact on the timing and extent of impact on our statements of operations.
Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Transaction costs associated with a transaction to acquire a business are expensed as incurred.
Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. As of our annual testing date, January 1, we test goodwill for impairment. In the third quarter of fiscal 2012, we early adopted the new accounting guidance that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some factors considered include the timing of the most recent fair value assessment (approximately $136.3 million of the goodwill as of June 30, 2012 was the result of acquisitions during the second quarter of fiscal 2012), the operating results of the reporting units as compared to forecast, an assessment of our overall market capitalization as compared to our consolidated net assets, and the consideration of market or economic events that could be indicative of impairment. In addition to the specific factors mentioned above, we assess the following individual factors on an ongoing basis such as:

•	A significant adverse change in legal factors or the business climate

•	An adverse action or assessment by a regulator

•	Unanticipated competition

•	A loss of key personnel

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of
We analyze these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the new guidance, this quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. After performing the annual goodwill impairment qualitative analysis during the third quarter of fiscal 2012, we determined it was not necessary to perform the two-step goodwill impairment test.
Analyzing the risk of potential impairment is subjective and if the economic and market conditions of our reporting units detrimentally change in the future, a two-step goodwill impairment step may be required, which could result in an impairment charge. We considered any changes to the reporting units since our annual assessment and have concluded that as of June 30, 2012 no impairment indicators exist for any of our reporting units.
    We are required to test definite lived long-lived assets, which include, among other items, customer relationships, developed technology, property, and equipment, when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. No events have occurred that would require an impairment assessment of our long-lived asset groups during the year ended June 30, 2012.
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
Recently Issued Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

Results of Operations
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2012	2011	2010
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	34.8%	35.2%	35.8%
Technology and development expense	12.7%	11.5%	11.7%
Marketing and selling expense	36.8%	33.3%	32.3%
General and administrative expense	10.3%	8.6%	8.7%
Income from operations	5.4%	11.4%	11.5%
Interest income	—%	0.1%	0.1%
Other income (expense), net	0.2%	(0.3)%	(0.2)%
Interest expense	0.1%	—%	0.2%
Income before income taxes	5.5%	11.2%	11.2%
Income tax provision	1.2%	1.2%	1.1%
Net income	4.3%	10.0%	10.1%

In thousands

	Year Ended June 30,
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue	$1,020,269	$817,009	$670,035	25%	22%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and the provision of digital services, website design and hosting, email marketing services as well as a small percentage from order referral fees and other third-party offerings.
We seek to increase our revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). We use the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as this approach is aligned with the way we manage our business and our efforts to increase our revenue. We believe that metrics relating to our unique active customers and average bookings per unique active customer offer shareholders a useful means of assessing our execution against our strategy. Because changes in one of these metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends, and we assess them together to understand their overall impact on revenue and profitability. A number of factors influence our ability to drive increases in these metrics:

•
Unique active customers.  The unique active customer count is the number of individual customers who purchased from us in a given period, with no regard to the frequency of purchase. For example, if a single customer makes two distinct purchases within a twelve-month period, that customer is tallied only once in the unique active customer count. We determine the uniqueness of a customer by looking at certain customer data. Unique active customers are driven by both the number of new customers we acquire, as well as our ability to retain customers after their first purchase. During our early growth phase, we focused more resources on the acquisition of new customers through the value of our offering and our broad-based marketing efforts targeted at the mass market for micro business customers. As we have grown larger, our acquisition focus has been supplemented with expanded retention efforts, such as email offers, customer service, and expanding our product offering. Our unique active customer count has grown significantly over the years, and we expect it will continue to grow as we see additional opportunity to drive both new customer acquisitions as well as increased retention rates. A retained customer is any unique customer in a specific period who has also purchased in any prior period.

•
Average bookings per unique active customer.  Average bookings per unique active customer is total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of unique active customers who purchased during that same period of time. We seek to increase average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases from us, the number of products and feature upgrades a customer purchases in a given period, as well as the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, though they do sometimes fluctuate from one quarter to the next depending upon the type of products we promote during a period and promotional discounts we offer. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in bookings per customer in our second fiscal quarter ended December 31.

Revenue for the fiscal year ended June 30, 2012 increased 25% to $1,020.3 million compared to the fiscal year ended June 30, 2011, due to increases in sales across our product and service offerings, as well as across all geographic segments, and our acquisitions of Albumprinter and Webs. The overall growth during this period was driven by increases in the number of unique active customers, which grew by 26% to approximately 14.4 million. This was driven by both new customer additions and repeat customers. Excluding the effect of acquisitions, new customer additions during the year ended June 30, 2012 grew 27% to approximately 9.4 million. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 60 basis points in the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011.
Revenue increased 22% to $817.0 million, from fiscal 2010 to fiscal 2011, primarily due to increases in sales across our product and service offerings, as well as across geographies. The overall growth during this period was driven by increases in unique active customers, which grew by 19% to approximately 11.4 million. This was influenced by growth in new customer additions, which grew 16% to approximately 7.4 million. The weaker U.S. dollar positively impacted our revenue growth by an estimated 40 basis points in the fiscal year ended June 30, 2011, over the same period.
In addition to the drivers of our annual revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month basis. The following table summarizes our operational revenue metrics, excluding acquisitions, for the years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
	2012	2011	% Increase/(Decrease)
Unique active customers	14.4 million	11.4 million	26%
New customers	9.4 million	7.4 million	27%
Retained customers	5.0 million	4.0 million	25%

Average bookings per unique active customer	$68	$72	(6)%
New customers	$51	$55	(7)%
Retained customers	$99	$100	(1)%

	Year Ended June 30,
	2011	2010	% Increase
Unique active customers	11.4 million	9.6 million	19%
New customers	7.4 million	6.4 million	16%
Retained customers	4.0 million	3.2 million	25%

Average bookings per unique active customer	$72	$70	3%
New customers	$55	$54	2%
Retained customers	$100	$99	1%

Total revenue by geographic segment for the fiscal years ended June 30, 2012, 2011 and 2010 are shown in the following tables:
In thousands

	Year Ended June 30,		%	Currency Impact:	Constant- Currency		Constant- Currency Organic
	2012	2011	Change	(Favorable)/Unfavorable	Revenue Growth (1)	Impact of Acquisitions	Revenue Growth (1)
North America	$543,860	$452,770	20%	—%	20%	(1)%	19%
Europe	415,213	321,716	29%	2%	31%	(13)%	18%
Asia Pacific	61,196	42,523	44%	(6)%	38%	—%	38%
Total revenue	$1,020,269	$817,009	25%	—	25%	(5)%	20%

	Year Ended June 30,		%	Currency Impact:	Constant- Currency		Constant- Currency Organic
	2011	2010	Change	(Favorable)/Unfavorable	Revenue Growth (1)	Impact of Acquisitions	Revenue Growth (1)
North America	$452,770	$384,034	18%	—%	18%	n/a	18%
Europe	321,716	258,534	24%	2%	26%	n/a	26%
Asia Pacific	42,523	27,467	55%	(16)%	39%	n/a	39%
Total revenue	$817,009	$670,035	22%	—%	22%	n/a	22%
___________________
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
In thousands

	Year Ended June 30,
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Cost of revenue	$355,205	$287,806	$240,195	23%	20%
% of revenue	34.8%	35.2%	35.8%
Technology and development expense	$129,162	$93,626	$78,387	38%	19%
% of revenue	12.7%	11.5%	11.7%
Marketing and selling expense	$375,538	$271,838	$216,574	38%	26%
% of revenue	36.8%	33.3%	32.3%
General and administrative expense	$105,190	$70,659	$58,031	49%	22%
% of revenue	10.3%	8.6%	8.7%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, production of costs of free products and other related costs of products sold by us.
The increase in cost of revenue from fiscal 2011 to fiscal 2012 was primarily attributable to the increased volume of product shipments during the current year period, including those from Albumprinter. The decrease in the cost of revenue as a percentage of total revenue from fiscal 2011 to fiscal 2012 was primarily attributable to higher overhead absorption resulting from increased product sales and increased labor efficiency, partially offset by inflation and shifts in product mix.
The increase in cost of revenue from fiscal 2010 to fiscal 2011 was primarily attributable to the increased volume of product shipments during the current year period. The decrease in the cost of revenue as a percentage of total revenue from fiscal 2010 to fiscal 2011 was primarily attributable to favorable shifts in product mix including an increase in sales of digital services, improved pricing in relation to shipping costs, and productivity improvements at our manufacturing locations. These improvements were partially offset by lower overhead absorption resulting from the opening of our new production facility in Deer Park, Australia in June 2010.
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
The growth in our technology and development expenses of $35.5 million for fiscal 2012 was primarily due to increased payroll and facility-related costs of $28.4 million associated with increased headcount in our technology development and information technology support organizations, an integral part of our long-term growth strategy. At June 30, 2012, we employed 657 employees in these organizations compared to 454 employees at June 30, 2011. In addition other technology and development expenses increased $4.1 million as compared to the prior comparative period due to increased employee travel and training costs, recruitment costs and increased depreciation, hosting services and other costs related to continued investment in our website infrastructure. Furthermore, the year ended June 30, 2012 includes amortization of certain acquired intangible assets related to the Albumprinter and Webs transactions of $2.3 million. The increase in other website related expenses during fiscal 2012 was partially offset by a legal settlement of a patent claim in fiscal 2011.
The increase in our technology and development expenses of $15.2 million for fiscal 2011 as compared to fiscal 2010 was primarily due to increased payroll and facility-related costs of $9.3 million associated with additional headcount in our technology development and information technology support organizations. At June 30, 2011, we employed 454 employees in these organizations compared to 375 employees at June 30, 2010. In addition, during the fiscal year ended June 30, 2011, we continued to invest in our website infrastructure, which resulted in increased depreciation, hosting services expense and other website related expenses of $5.8 million as compared to the same periods in fiscal 2010. The increase in other website related expenses during fiscal 2011 includes the impact of a legal settlement of a patent claim, offset by expenses in the prior year related to the abandonment of certain acquired intangible assets recorded in conjunction with the Soft Sight, Inc. acquisition.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $103.7 million for fiscal 2012 as compared to fiscal 2011 was driven primarily by increases of $74.2 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, an integral component of our long-term growth strategy, as well as increases in payroll and facility-related costs of $20.7 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at June 30, 2012, we employed 1,515 employees in these organizations compared to 1,017 employees at June 30, 2011. In addition, payment processing fees paid to third parties increased by $3.1 million during fiscal 2012, as compared to fiscal 2011 due primarily to increased order volumes. Other marketing and selling expenses also increased by $2.2 million due to increased employee travel and training costs, recruitment costs, and professional fees. Furthermore, the year ended June 30, 2012 includes $3.5 million of amortization of acquired customer and brand name intangible assets related to the Albumprinter and Webs acquisitions.
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
The increase in our general and administrative expenses of $34.5 million for fiscal 2012 as compared to fiscal 2011 was primarily due to increased payroll and facility-related costs of $24.6 million resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth as well as certain one-time termination benefits. At June 30, 2012, we employed 369 employees in these organizations compared to 267 employees at June 30, 2011. In addition, third-party professional fees increased $5.1 million for the year ended June 30, 2012, primarily due to transaction costs associated with the Albumprinter and Webs acquisitions and increased costs of litigation relating to a patent infringement trial that concluded in July 2011.
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
Share-based compensation
As a result of the RSAs granted as part of the Webs transaction and certain other equity awards, including a share option grant to our CEO that includes a market condition and will therefore be expensed using an accelerated method, we expect share-based compensation costs in fiscal 2013 to increase relative to historical trends across technology and development, marketing and selling, and general and administrative expenses.
Interest income
Interest income, which consists of interest earned on cash, cash equivalents and marketable securities, was $0.2 million, $0.4 million and $0.4 million during fiscal 2012, 2011 and 2010, respectively. The decrease in interest income in fiscal 2012 as compared to fiscal 2011 is primarily due to lower levels of interest bearing assets. The decrease in interest income in fiscal 2011 as compared to fiscal 2010 is attributable to the decline in interest rates on a year-over-year basis, partially offset by higher levels of interest bearing assets.
Other income (expense), net
Other income (expense), net, which primarily consists of gains and losses from currency transactions or revaluation and realized gains and losses related to our marketable securities, was $2.4 million, ($2.2) million, and ($1.5) million for fiscal 2012, 2011 and 2010, respectively. The variations in other income (expense), net are primarily due to currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. Other income for fiscal 2012 includes a gain of $1.7 million from Euro currency transactions relating to the funding of our acquisition of Albumprinter.
Interest expense
Interest expense, which consists of interest paid to financial institutions on outstanding balances on our credit facilities, was $1.9 million, $0.2 million, and $0.8 million in fiscal 2012, 2011, and 2010, respectively. The increase in interest expense in fiscal 2012 as compared to fiscal 2011 is a result of our new revolving credit facility executed during the year ended June 30, 2012. The decrease in interest expense in fiscal 2011 as compared to fiscal 2010 was due to the decrease in the outstanding principal on our bank loans as we paid the remaining obligations associated with our amended Canadian credit agreement and Euro revolving credit agreement in fiscal 2011 and fiscal 2010, respectively.
Income tax provision

	Year Ended June 30,
	2012	2011	2010
Income tax provision	$11,851	$9,013	$7,273
Effective tax rate	21.2%	9.9%	9.7%
Income tax expense increased to $11.9 million for fiscal 2012, as compared to $9.0 million, and $7.3 million for fiscal 2011 and 2010, respectively as a result of increased operating expenses and the transfer pricing agreements between our subsidiaries. Our tax expense for the year ended June 30, 2012 increased primarily due to growth in our organic business’ operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss. During the year we also recorded tax expense associated with the operational alignment of the recently acquired Webs business and related intellectual property.
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
The increase in the overall effective tax rate during the year ended June 30, 2012 as compared to the prior year is primarily due to the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy, tax expense associated with the transfer of the Webs Intellectual Property, and the expiration of the U.S. federal research and development tax credit on December 31, 2011. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. We expect this variation will continue in future periods.
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
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that final resolution could have a material impact on our financial condition, results of operations or cash flows. See Note 11 in our accompanying financial statements in this Annual Report on Form 10-K for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2012	2011	2010
Cash flows provided by operating activities	$140,641	$162,633	$153,701
Cash flows used in investing activities	(232,268)	(34,330)	(123,865)
Cash flows (used in) provided by financing activities	(79,167)	(58,282)	1,259

At June 30, 2012, we had $62.2 million of cash and cash equivalents and $229.0 million of long-term debt. Cash and cash equivalents decreased $174.3 million in fiscal 2012. The cash flows during the year ended June 30, 2012 related primarily to the following items:
Cash inflows:

•	Net income of $43.9 million;

•
Positive adjustments to accrual based net income for non-cash items of $96.6 million primarily related to depreciation and amortization of $59.4 million and share-based compensation costs of $25.4 million; and

•	Proceeds from borrowing of long-term debt of $408.5 million.
Cash outflows:

•
Capital expenditures of $46.4 million of which $17.7 million were related to the purchase of land and facilities, $15.6 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $13.1 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Internal costs for software and website development that we have capitalized of $5.5 million;

•	Payments for business acquisitions, net of cash acquired, of $180.7 million;

•	Purchases of our ordinary shares of $309.7 million;

•	Repayments of long-term debt of $179.5 million and debt issuance costs of $1.8 million; and

•	Payments of the minimum withholding taxes related to shares withheld on vested restricted share units of $4.1 million.
Additional Liquidity and Capital Resources Information. During fiscal 2012, we financed our operations primarily through internally generated cash flows from operations and utilized borrowings of long-term debt to fund strategic investments in business acquisitions and ordinary share purchases. Due to our recent investments and share purchases, our current liabilities now exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements, for the foreseeable future. We currently plan to invest approximately $75 million to $95 million on capital expenditures in fiscal 2013, which represents a substantial increase from fiscal 2012, primarily due to plans to expand our manufacturing capacity in Europe and India, the completion of the construction of our Jamaican customer service, sales and design support center, and the purchase of other IT and manufacturing equipment required to support our long-term growth strategy.
We may also use a combination of available cash, cash flow generated from operations, and debt financing to purchase our ordinary shares. During fiscal 2012 we purchased 9,900,980 of our ordinary shares for an aggregate cost of $309.7 million in connection with our various share purchase programs, of which 1,203,021 shares remain available for future purchase.
As part of our growth strategy, we may also continue to assess potential merger and acquisition targets, though we will continue to be prudent and selective. We acquired Albumprinter on October 31, 2011 and Webs on December 28, 2011. We paid total cash consideration of €60.0 million ($85.0 million based on the exchange rate as of the acquisition date) for Albumprinter less net working capital and net debt adjustments of €3.2 million, and we may pay up to an additional €5.0 million ($7.1 million based on the exchange rate as of the acquisition date) in cash based on performance targets covering the period from January 1, 2012 to December 31, 2012. For Webs, we paid $101.3 million of total cash consideration and 506,343 ordinary shares pursuant to restricted share awards contingent upon the continued employment of the founding shareholders. The Albumprinter and Webs acquisitions were funded through a combination of existing cash and our revolving credit facility. If we were to make additional investments incremental to our plan in areas such as mergers and acquisitions, we may need to raise capital through future debt or equity financing to fund such investments.

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
At August 10, 2012, we had outstanding borrowings drawn on the revolving credit facility of $261.2 million and availability of $104.3 million (after consideration of other limitations of $22.0 million). In the next twelve months we may use, as needed, our new revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchase our shares, or support our long-term growth. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. This additional indebtedness can potentially decrease the available amounts, depending on our leverage.
Debt Covenants. Our credit agreement, as filed as an exhibit to Form 8-K on October 26, 2011, contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2012 through 2016 and (2) financial covenants that our:

•	consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our trailing twelve-month, or TTM, consolidated EBITDA (*), will not exceed 3.5;

•
consolidated senior leverage ratio, which is the ratio of our consolidated indebtedness that is not subordinated to our indebtedness under the credit agreement to our TTM consolidated EBITDA, will not exceed 2.75; and

•	interest coverage ratio, which is the ratio of our TTM consolidated EBITDA to our TTM consolidated interest expense, will be at least 3.0.
    At June 30, 2012, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement filed on October 26, 2011.
Contractual Obligations
Contractual obligations at June 30, 2012 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$49,889	$10,929	$19,458	$16,535	$2,967
Purchase obligations	40,182	40,182	—	—	—
Long-term debt obligation	246,645	4,094	8,189	234,362	—
Other obligations	22,405	3,174	6,463	6,617	6,151
Total (1)	$359,121	$58,379	$34,110	$257,514	$9,118
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.0 million as of June 30, 2012 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 11 — Income Taxes.”

Operating Leases.  We rent office space under operating leases expiring on various dates through 2018. Future rental payments required under our leases are an aggregate of approximately $49.9 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.8 million and $0.4 million, respectively.
Purchase Obligations.  At June 30, 2012, we had unrecorded commitments under contract of $40.2 million, which were principally composed of the site development and construction for the expansion of our Venlo, the Netherlands manufacturing facility and our Jamaican customer service, sales and design support centers of approximately $18.0 million and $5.9 million, respectively, as well as production and computer equipment purchases of approximately $7.2 million, and other unrecorded purchase commitments of $9.1 million.
Long-Term Debt.  Amounts outstanding are due at maturity of our credit facility on October 21, 2016. Interest payable included in this table is based on the interest rate as of June 30, 2012 and assumes all amounts outstanding will not be paid until maturity.
Other Obligations. Includes the installment obligation related to the intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2012.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of June 30, 2012, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate fluctuations.
As of June 30, 2012, we have $229.0 million of total U.S. dollar denominated variable rate long-term debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. A hypothetical 100 basis point increase in rates would result in an annual increase of interest expense of approximately $2.3 million. In order to mitigate this exposure related to hypothetical interest rate changes,, we began to execute interest rate swap contracts in July 2012 to fix the interest rate on a portion of our outstanding long-term debt. These contracts are with financial institutions that we judge to be credit-worthy and we do not plan to hold or issue derivative financial instruments for trading or speculative purposes.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $2.1 million and $0.8 million on our income before taxes for fiscal years 2012 and 2011, respectively, and a decrease of $0.7 million on our income before income taxes for the fiscal year 2010. . Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency. In such cases, we are exposed to transaction gains or losses for tax purposes that are different than those recorded in other income (expense), net and could result in a significant tax benefit or loss.

•	Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive (loss) income on the consolidated balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.
Foreign currency transaction gains included in other income (expense), net for the year ended June 30, 2012 were $2.4 million. Foreign currency transaction losses included in other income (expense), net for the years ended June 30, 2011 and 2010 were $2.1 million, and $1.5 million, respectively.

Item 8. Financial Statements and Supplementary Data
VISTAPRINT N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Supervisory Board and Shareholders of
Vistaprint N.V.
We have audited the accompanying consolidated balance sheets of Vistaprint N.V. (“the Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vistaprint N.V. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vistaprint N.V.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
August 15, 2012

VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$62,203	$236,552
Marketable securities	—	529
Accounts receivable, net of allowances of $189 and $243, respectively	20,125	13,389
Inventory	7,168	8,377
Prepaid expenses and other current assets	26,102	13,444
Total current assets	115,598	272,291
Property, plant and equipment, net	261,228	262,104
Software and web site development costs, net	5,186	6,046
Deferred tax assets	327	6,522
Goodwill	140,429	4,168
Intangible assets, net	40,271	1,042
Other assets	29,390	3,727
Total assets	$592,429	$555,900
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,931	$15,998
Accrued expenses	98,402	68,989
Deferred revenue	15,978	8,819
Deferred tax liabilities	1,668	—
Total current liabilities	141,979	93,806
Deferred tax liabilities	18,359	3,794
Other liabilities	13,804	8,207
Long-term debt	229,000	—
Total liabilities	403,142	105,807
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 120,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 shares issued and 34,119,637and 43,144,718 shares outstanding, respectively	699	699
Treasury shares, at cost, 15,830,652 and 6,805,571 shares, respectively	(378,941)	(85,377)
Additional paid-in capital	285,633	273,260
Retained earnings	292,628	248,634
Accumulated other comprehensive (loss) income	(10,732)	12,877
Total shareholders’ equity	189,287	450,093
Total liabilities and shareholders’ equity	$592,429	$555,900

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Year Ended June 30,
	2012	2011	2010
Revenue	$1,020,269	$817,009	$670,035
Cost of revenue (1)	355,205	287,806	240,195
Technology and development expense (1)	129,162	93,626	78,387
Marketing and selling expense (1)	375,538	271,838	216,574
General and administrative expense (1)	105,190	70,659	58,031
Income from operations	55,174	93,080	76,848
Interest income	192	435	441
Other income (expense), net	2,350	(2,197)	(1,491)
Interest expense	1,871	196	784
Income before income taxes	55,845	91,122	75,014
Income tax provision	11,851	9,013	7,273
Net income	$43,994	$82,109	$67,741
Basic net income per share	$1.16	$1.89	$1.56
Diluted net income per share	$1.13	$1.83	$1.49
Weighted average shares outstanding — basic	37,813,504	43,431,326	43,365,872
Weighted average shares outstanding — diluted	38,953,179	44,951,199	45,336,561
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2012	2011	2010
Cost of revenue	$329	$686	$840
Technology and development expense	5,171	4,178	5,790
Marketing and selling expense	2,692	3,841	4,965
General and administrative expense	17,221	12,972	10,785

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2012		2011	2010
Net income	$43,994		$82,109	$67,741
Other comprehensive income:		—
Foreign currency translation	(23,609)		23,483	(14,368)
Reclassification of unrealized gains to net income	—		19	—
Unrealized gain on cash flow hedge, net of tax of $22	—		—	49
Unrealized loss on marketable securities	—		—	(28)
Total comprehensive income	$20,385		$105,611	$53,394

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2009	49,175	$688	(6,369)	$(29,881)	$212,221	$98,784	$3,722	$285,534
Issuance of ordinary shares due to share option exercises	633	9	151	721	14,247			14,977
Restricted share units vested, net of shares withheld for taxes	83	1	182	(477)	(5,666)			(6,142)
Excess tax benefits from share-based compensation					6,272			6,272
Share-based compensation expense					22,079			22,079
Net income						67,741		67,741
Foreign currency translation							(14,368)	(14,368)
Unrealized gain on cash flow hedge, net of tax							49	49
Unrealized loss on marketable securities							(28)	(28)
Balance at June 30, 2010	49,891	$698	(6,036)	$(29,637)	$249,153	$166,525	$(10,625)	$376,114
Issuance of ordinary shares due to share option exercises	59	1	256	3,035	3,977			7,013
Restricted share units vested, net of shares withheld for taxes			301	(1,840)	(3,813)			(5,653)
Excess tax benefits from share-based compensation					2,515			2,515
Share-based compensation expense					21,428			21,428
Purchase of ordinary shares			(1,327)	(56,935)				(56,935)
Net income						82,109		82,109
Foreign currency translation							23,483	23,483
Reclassification of unrealized gains to net income							19	19
Balance at June 30, 2011	49,950	$699	(6,806)	$(85,377)	$273,260	$248,634	$12,877	$450,093
Issuance of ordinary shares due to share option exercises			92	1,938	(544)			1,394
Restricted share units vested, net of shares withheld for taxes			278	3,445	(7,594)			(4,149)
Grant of restricted share awards			506	10,754	(10,754)			—
Excess tax benefits from share-based compensation					6,108			6,108
Share-based compensation expense					25,157			25,157
Purchase of ordinary shares			(9,901)	(309,701)				(309,701)
Net income						43,994		43,994
Foreign currency translation							(23,609)	(23,609)
Balance at June 30, 2012	49,950	$699	(15,831)	$(378,941)	$285,633	$292,628	$(10,732)	$189,287
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2011	2010
Operating activities
Net income	$43,994	$82,109	$67,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,427	50,627	44,367
Amortization of debt issuance costs	206	—	—
Abandonment of intangible assets acquired in a business acquisition	—	—	920
Realized loss on marketable securities	—	71	—
Realized loss on sale, disposal, or impairment of long-lived assets	155	486	535
Amortization of premiums and discounts on short-term investments	—	163	127
Share-based compensation expense	25,413	21,677	22,380
Excess tax benefits derived from share-based compensation awards	(6,108)	(2,515)	(6,272)
Deferred taxes	(1,810)	1,614	179
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	(1,405)	(3,454)	(3,727)
Inventory	1,150	(1,466)	(2,224)
Prepaid expenses and other assets	(11,484)	9,936	3,792
Accounts payable	5,667	(2,610)	6,176
Accrued expenses and other liabilities	25,436	5,995	19,707
Net cash provided by operating activities	140,641	162,633	153,701
Investing activities
Purchases of property, plant and equipment	(46,420)	(37,405)	(101,326)
Proceeds from sale of equipment	—	—	177
Business acquisitions, net of cash acquired	(180,675)	—	(6,496)
Purchases of marketable securities	—	—	(9,804)
Maturities and redemptions of marketable securities	529	9,570	100
Purchases of intangible assets	(239)	(205)	—
Capitalization of software and website development costs	(5,463)	(6,290)	(6,516)
Net cash used in investing activities	(232,268)	(34,330)	(123,865)
Financing activities
Proceeds from borrowings of long-term debt	408,500	—	—
Payments of long-term debt	(179,500)	(5,222)	(13,848)
Payments of debt issuance costs	(1,819)	—	—
Payments of withholding taxes in connection with vesting of restricted share units	(4,149)	(5,653)	(6,142)
Purchase of ordinary shares	(309,701)	(56,935)	—
Excess tax benefits derived from share-based compensation awards	6,108	2,515	6,272
Proceeds from issuance of shares	1,394	7,013	14,977
Net cash (used in) provided by financing activities	(79,167)	(58,282)	1,259
Effect of exchange rate changes on cash	(3,555)	3,804	(2,356)
Net (decrease) increase in cash and cash equivalents	(174,349)	73,825	28,739
Cash and cash equivalents at beginning of period	236,552	162,727	133,988
Cash and cash equivalents at end of period	$62,203	$236,552	$162,727
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2012	2011	2010
Cash paid during the period for:
Interest	$1,487	$219	$883
Income taxes	7,104	4,259	1,573
See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012, 2011 and 2010
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of our long-lived assets and goodwill, advertising expense and related accruals, share-based compensation, accounting for business combinations, income taxes, and litigation and contingencies, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
Cash, Cash Equivalents and Marketable Securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of money market funds. Cash and cash equivalents restricted for use were $906 and $1,205 as of June 30, 2012 and 2011, respectively, and are included in other assets in the accompanying consolidated balance sheets.
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
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. At June 30, 2011, we held one municipal auction rate security (“ARS”) as a result of failed auctions. The issuer of the ARS initiated a tender offer in June 2011 and, on July 14, 2011, the securities were redeemed. As of June 30, 2011, the ARS was included in marketable securities at its redemption value and a realized loss of $71 was included in other expense, net, of which $40 was reclassified from other comprehensive income. There were no other-than-temporary impairments during the years ended June 30, 2012 or 2010.
Cash and cash equivalents as of June 30, 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Cash and cash equivalents	$62,203	$—	$62,203
Total cash and cash equivalents	$62,203	$—	$62,203
Cash, cash equivalents and marketable securities as of June 30, 2011 consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Cash and cash equivalents	$236,552	$—	$236,552
Marketable securities:
Municipal auction rate security	529	—	529
Total cash, cash equivalents, and marketable securities	$237,081	$—	$237,081
Accounts Receivable
Accounts receivable includes amounts due from customers, affiliates and partners. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is considered remote.
Inventories
Inventories consist primarily of raw materials and are recorded at the lower of cost or market value using a first-in, first-out method. Costs to produce free products are included in cost of revenues as incurred.
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
Software and Web Site Development Costs
We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally two years. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.
Amortization of previously capitalized amounts in the years ended June 30, 2012, 2011 and 2010 was $6,325, $6,653 and $6,780, respectively, resulting in accumulated amortization of $11,864 and $12,370 at June 30, 2012 and 2011, respectively.

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
Intangible Assets
We capitalize the costs of purchasing patents from unrelated third parties and amortize these costs over the estimated useful life of the patent. The costs related to patent applications, pursuing others who we believe infringe on our patents, and defending against patent-infringement claims are expensed as incurred.

We record acquired intangible assets at fair value on the date of acquisition and amortize such assets using the straight-line method over the expected useful life of the asset, unless another amortization method is deemed to be more appropriate. We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
Long-Lived Assets
Definite lived long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. We did not have any assets held for sale as of June 30, 2012 or 2011.
No impairment charges were recorded for the year ended June 30, 2012. For the fiscal years ended, June 30, 2011 and 2010 we recorded impairment charges on long-lived assets of $252 and $514, respectively.
Business Combinations
We assign the value of the consideration transferred to acquire a business to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
Goodwill
Goodwill is evaluated for impairment on an annual basis during the fiscal third quarter or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. During the third quarter of 2012, we early adopted the new accounting guidance that allows entities to perform a qualitative assessment on goodwill impairment to determine whether quantitative assessment is necessary. In doing so, we evaluated goodwill for our reporting units in a qualitative manner and have determined that is not more likely than not that an impairment had occurred. There have been no indications of impairment that would require an updated analysis as of June 30, 2012.
Debt Issuance Costs
Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, or on a straight-line basis through the maturity date for our revolving credit facility. During the year ended June 30, 2012, we capitalized debt issuance costs related to our revolving credit facility of $1,819. Amortization of these costs is included as a component of interest expense in the consolidated statements of operations and amounted to $206 for the year ended June 30, 2012. Debt issuance costs recognized in the consolidated balance sheets was $1,613 as of June 30, 2012. There were no debt issuance costs capitalized or amortized in the others years presented.
Shareholders’ Equity
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income, unrealized gains and losses on marketable securities and derivatives, and cumulative foreign currency translation adjustments, which are disclosed in the accompanying consolidated statements of comprehensive income.
Treasury Shares
Treasury shares are accounted for under the cost method and included as a component of shareholders’ equity. During the year ended June 30, 2012, we purchased 9,900,980 of our ordinary shares for a total cost of $309,701, inclusive of transaction costs, in connection with our publicly announced share purchase programs.
Revenue Recognition
We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services and order referral fees. We recognize revenue arising from sales of products and services when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on our part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services we recognize revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered.
Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Sales and purchases in jurisdictions which are subject to indirect taxes, such as value added tax (“VAT”), are recorded net of tax collected and paid as we act as an agent for the government.
For promotions through group buying websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped.
A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.
Advertising Expense
Advertising costs are expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2012, 2011 and 2010 was $250,105, $177,101 and $135,675, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.
Research and Development Expense
Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2012, 2011 and 2010 was $19,707, $11,128 and $8,501, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.
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
Foreign Currency Translation
Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of other accumulated comprehensive (loss) income. Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net of $2,350, $(2,126) and $(1,491) for the years ended June 30, 2012, 2011 and 2010, respectively.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the fiscal period. Diluted net income per share gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period.
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2012	2011	2010
Weighted average shares outstanding, basic	37,813,504	43,431,326	43,365,872
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,139,675	1,519,873	1,970,689
Shares used in computing diluted net income per share	38,953,179	44,951,199	45,336,561
Weighted average anti-dilutive shares excluded from diluted net income per share	1,495,858	640,214	259,398
Compensation Expense
Share-Based Compensation
Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the requisite service period. The fair value of share options is determined using the

Black-Scholes valuation model, or lattice model for share options with a market condition, and the fair value of RSUs and RSAs is determined based on the number of shares granted and the quoted price of our ordinary shares. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition, net of estimated forfeitures. The estimation of share awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.
Sabbatical Leave
Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.
Concentrations of Credit Risk
We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We had one customer that represented 32% of our total accounts receivable at June 30, 2012.
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
In June 2011, we elected to early adopt ASU 2011-05 Presentation of Comprehensive Income, which makes the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of shareholders’ equity. The FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the other requirements. The adoption of this ASU did not have a material effect on our financial position or results of operations.
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
The following tables summarize, by major security type, our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$62,203	$62,203	$—	$—
Total assets recorded at fair value	$62,203	$62,203	$—	$—

Liabilities
Albumprinter contingent earn-out	$570	$—	$—	$570
Total liabilities recorded at fair value	$570	$—	$—	$570

	June 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$236,552	$236,552	$—	$—
Auction rate security	529	—	—	529
Total assets recorded at fair value	$237,081	$236,552	$—	$529
During the years ended June 30, 2012 and June 30, 2011 there have been no significant transfers in and out of Level 1, Level 2 and Level 3.
The following table presents a roll forward of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) at June 30, 2012 and 2011:

	Auction rate security	Albumprinter contingent earn-out
Balance at June 30, 2010	$660	$—
Redemptions	(100)	—
Reclassification of unrealized loss to net income	40	—
Realized loss	(71)	—
Balance at June 30, 2011	$529	$—
Additions	—	583
Redemptions	(529)	—
Effect of currency translation adjustments	—	(13)
Balance at June 30, 2012	$—	$570

At June 30, 2011, we held one municipal auction rate security, which was redeemed under a tender offer initiated by the issuer in fiscal 2012.
The Albumprinter earn-out payment is payable based on achieving certain operational results for calendar year 2012, as specified in the share purchase agreement. This earn-out is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the consolidated statements of operations during the period in which the change occurs.
At June 30, 2012 and 2011, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. The carrying amount and estimated fair value of our long-term debt was $229,000 at June 30, 2012. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
4. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2012	2011
Land improvements	10 years	$1,280	$1,416
Building and building improvements	10 - 30 years	114,357	119,233
Machinery and production equipment	4 - 10 years	172,628	165,261
Computer software and equipment	3 - 5 years	76,640	60,822
Furniture, fixtures and office equipment	5 - 7 years	13,111	11,075
Leasehold improvements	Shorter of lease term or expected life of the asset	12,036	7,645
Construction in progress		33,071	13,422
		423,123	378,874
Less accumulated depreciation		(188,500)	(145,724)
		234,623	233,150
Land		26,605	28,954
Property, plant, and equipment, net		$261,228	$262,104
Depreciation expense totaled $46,572, $43,410 and $37,199 for the years ended June 30, 2012, 2011 and 2010, respectively.
5. Business Combinations
Acquisition of Albumprinter Holding B.V.
On October 31, 2011, we acquired 100% of the outstanding shares of Albumprinter Holding B.V. (“Albumprinter”), a leading provider of photo books and other photo products to consumers in Europe. At the closing, we paid €60,000 ($85,019 based on the exchange rate as of the date of acquisition) in cash for Albumprinter’s shares, which we funded using cash on hand and borrowings under our credit facility, and we may pay up to an additional €5,000 ($7,085 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2012 based upon the acquired business achieving revenue and earnings targets for calendar year 2012. The estimated fair value of the earn-out payment of $583 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes and has not changed as of June 30, 2012 other than for changes in currency exchange rates. Any future changes in the fair value of the earn-out payment will be recorded in our consolidated statements of income. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,700 in the year ended June 30, 2012, which have been recorded in general and administrative expenses.
The amount paid at closing was subject to a post-closing adjustment based on Albumprinter’s working capital and net debt as of the closing date. These adjustments resulted in a reduction of purchase price of €3,165 ($4,485 based on the exchange rate as of the date of acquisition) and the proceeds have been received.

Our consolidated financial statements include the accounts of Albumprinter from October 31, 2011, the date of acquisition. Albumprinter’s revenue included in our consolidated revenues for the year ended June 30, 2012 is $40,386. Albumprinter's net income included in our consolidated net income for the year ended June 30, 2012 is $165.
Purchase Price Allocation
The excess of the purchase price paid over the fair value of Albumprinter’s net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Albumprinter. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Europe operating segment. The purchase price was allocated as follows and is considered final as of June 30, 2012:

		Weighted Average
	Amount	Useful Life (in years)
Total assets acquired (1)	$33,521	n/a
Total liabilities assumed (2)	(41,596)	n/a
Identifiable intangible assets:
Trade name	9,919	7
Developed technology	9,210	3
Customer relationships	22,672	7
Goodwill	47,391	n/a
Total purchase price (3)	$81,117
_________________
(1) Includes cash and cash equivalents acquired of $43.
(2) Includes deferred tax liabilities of $7,423, primarily composed of the difference between the book value and tax basis of assets acquired.
(3) Includes an estimate of the fair value of contingent consideration of $583 and is reduced by post-closing purchase price adjustments of$4,485.
Acquisition of Webs, Inc.
On December 28, 2011, we acquired 100% of the outstanding shares of Webs, Inc. ("Webs"), a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses. At closing we paid $101,258 in cash and issued 506,343 of our ordinary shares pursuant to RSAs that are contingent upon continued employment of the founding shareholders. The purchase price was funded using cash on hand and borrowings under our credit facility. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,600 in the year ended June 30, 2012, which have been recorded in general and administrative expenses.
Our consolidated financial statements include the accounts of Webs from December 28, 2011, the date of acquisition. Webs’ revenue included in our consolidated revenues for the year ended June 30, 2012 is $4,736. Webs’ net loss included in our consolidated net income for the year ended June 30, 2012 is $10,928.
Restricted Share Awards
The RSAs were granted to the founding shareholders of Webs and vest 50% on December 28, 2012 and 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and is being recognized as share-based compensation expense, net of estimated forfeitures, over the two year vesting period. The RSAs have not been included as part of the consideration transferred for purposes of the purchase price allocation.
Purchase Price Allocation
The excess of the purchase price paid over the fair value of Webs’ net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Webs. Goodwill is not expected to be deductible for tax purposes. The purchase price was allocated as follows and is considered final as of June 30, 2012:

		Weighted Average
	Amount	Useful Life (in years)
Total assets acquired (1)	$6,710	n/a
Total liabilities assumed (2)	(8,704)	n/a
Identifiable intangible assets:
Trade name	300	2
Developed technology	3,000	4
Customer network	4,600	7
Patents (3)	1,175	—
Goodwill	94,177	n/a
Total purchase price	$101,258
________________
(1) Includes cash and cash equivalents acquired of $1,412 and deferred tax assets of $4,271, primarily for net operating loss carryforwards as of the acquisition date, which was offset with goodwill.
(2) Include deferred tax liabilities of $3,669 primarily composed of the difference between the book value and tax basis of intangible assets acquired.
(3) These patents were classified as held-for-sale as of the acquisition date. The patents were sold during the year ended June 30, 2012 at the value included in the purchase price allocation, net of costs to sell.
Pro Forma Financial Information
The acquired companies have been included in our condensed consolidated financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents our results as if these acquisitions had occurred on July 1, 2010. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Year Ended
	June 30, 2012	June 30, 2011
Pro forma revenue	$1,052,196	$867,998
Pro forma income from operations	$55,126	$73,486
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

6. Goodwill and Acquired Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment for the years ended June 30, 2012 and 2011 are as follows:

	North America	Europe	Asia Pacific	Total
Balance as of June 30, 2010	$2,292	$1,668	$208	$4,168
Acquisitions	—	—	—	—
Balance as of June 30, 2011	2,292	1,668	208	4,168
Acquisitions	94,177	47,391	—	141,568
Effect of currency translation adjustments (1)	—	(5,307)	—	(5,307)
Balance as of June 30, 2012	$96,469	$43,752	$208	$140,429
_________________
(1) Relates to goodwill attributable to the Albumprinter acquisition as amounts are denominated in Euro.
Intangible Assets

	June 30, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	$9,166	$(921)	$8,245	$—	$—	$—
Developed Technology	13,880	(4,232)	9,648	2,647	(1,605)	1,042
Customer Relationships	20,265	(2,153)	18,112	—	—	—
Customer Network	4,600	(334)	4,266	—	—	—
Total Intangible Assets	$47,911	$(7,640)	$40,271	$2,647	$(1,605)	$1,042
Aggregate intangible assets amortization expense for the years ended June 30, 2012, 2011 and 2010 was $6,172, $446, and $1,159, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2013	$9,215
2014	8,930
2015	6,818
2016	4,699
2017	3,918
$33,580

7. Accrued Expenses
Accrued expenses included the following:

	June 30,
	2012	2011
Compensation costs (1)	$32,513	$23,142
Advertising costs	21,355	21,407
Income and indirect taxes (2)	12,402	8,427
Shipping costs	4,614	2,694
Professional costs	2,277	1,716
Purchases of property, plant and equipment (3)	6,952	1,236
Other (4)	18,289	10,367
Total accrued expenses	$98,402	$68,989
_____________________
(1) The increase in accrued compensation costs is principally a result of our expansion in headcount and the associated increase in payroll and benefit related costs to support our growth.
(2) The increase in accrued income taxes and indirect taxes is principally a result of the timing of payments of income and indirect taxes as well as revenue growth for indirect taxes.
(3) The increase in accrued purchases of property, plant and equipment is as a result of expansion efforts in several of our locations, most notably Montego Bay, Jamaica and Venlo, the Netherlands.
(4) The increase in other accrued expenses is principally as a result of increased activity of acquired entities, and also includes contingent consideration and other acquisition-related liabilities.
8. Long-Term Debt
On October 21, 2011, we entered into a senior credit agreement, which we refer to as the credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provided for an unsecured revolving credit facility of up to $250,000 in aggregate loan commitments with letter of credit and swing line loan sublimits of $25,000 each. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137,500, to a total of $387,500, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150,000 by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016.
Long-term borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of June 30, 2012, the weighted-average interest rate on outstanding borrowings was 1.50%. We must also pay a commitment fee on unused balances of 0.175% to 0.225% depending on our leverage ratio.
The credit agreement, as filed as an exhibit to Form 8-K on October 26, 2011, contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2012 through 2016 and (2) financial covenants calculated on a trailing twelve month basis that:

•	our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our trailing twelve-month, or TTM, consolidated EBITDA (*), will not exceed 3.5;

•
our consolidated senior leverage ratio, which is the ratio of our consolidated indebtedness that is not subordinated to our indebtedness under the credit agreement to our TTM consolidated EBITDA, will not exceed 2.75; and

•	our interest coverage ratio, which is the ratio of our TTM consolidated EBITDA to our TTM consolidated interest expense, will be at least 3.0.

As of June 30, 2012, we were in compliance with all financial covenants under the credit agreement.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement filed on October 26, 2011.
Availability under our credit facility consisted of the following:

June 30, 2012
Maximum aggregate available borrowing amounts	$387,500
Outstanding borrowings	(229,000)
Other limitations (1)	(22,012)
Maximum additional available borrowing amount	$136,488
_________________

(1) We have other financial obligations, including installment obligations and letters of credit, that constitute additional indebtedness based on the definitions within the credit facility. This additional indebtedness, as well as our current leverage, can potentially decrease the available amounts under the credit facility.
All debt principal amounts outstanding under the credit facility as of June 30, 2012 are not due until maturity, October 21, 2016, and have been classified as long-term liabilities.
9. Shareholders’ Equity
Share purchases
During the years ended June 30, 2012 and 2011, we purchased our ordinary shares for a cost of $309,701 and $56,935 , respectively. As of June 30, 2012, we completed the share purchase programs authorized by our Supervisory Board on November 9, 2010 and October 3, 2011. On May 14, 2012, we announced that our Supervisory Board authorized a purchase of up to an additional 4,015,127 of our ordinary shares, of which 1,203,021 shares remain available for purchase.
For RSUs that vest, we withhold shares from certain transactions with a value equivalent to the minimum statutory tax withholding obligation and remit the cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were $4,149, $5,653, and $6,142 in fiscal 2012, 2011, and 2010, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These withholdings have the effect of share purchases by us as they reduce the number of shares that would have otherwise been issued as a result of the vesting.
Share-based awards
The 2011 Equity Incentive Plan (the “2011 Plan”) became effective upon shareholder approval on June 30, 2011 and allows us to grant share options, share appreciation rights, restricted shares, restricted share units and other awards based on our ordinary shares to our employees, officers, non-employee directors, consultants and advisors. Among other terms, the 2011 Plan requires that the exercise price of any share option or share appreciation right granted under the 2011 Plan be at least 100% of the fair market value of the ordinary shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of ten years; provides that shares underlying outstanding awards under the Amended and Restated 2005 Equity Incentive Plan that are canceled, forfeited, expired or otherwise terminated without having been issued in full will become available for the grant of new awards under the 2011 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2011 Plan provides that the number of ordinary shares available for issuance under the plan will be reduced by (i) 1.56 ordinary shares for each share subject to a restricted share or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the ordinary shares on the date of grant and (ii) one ordinary share for each share subject to any other award under the 2011 Plan.
Our 2005 Non-Employee Directors’ Share Option Plan provides for non-employee directors to receive share option grants upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they are continuing to serve as a director at such time.
We also have two additional plans with options and RSUs outstanding from which we will not grant any additional awards. An aggregate of 3,833,226 ordinary shares are available for future awards under all of our share-

based award plans as of June 30, 2012. A combination of new shares and treasury shares has historically been used in fulfillment of option exercises and RSU award vests.
Share options
We grant options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and have a contractual term of eight to ten years. Options generally vest quarterly over 3 years for non-employee directors and 25% after one year and quarterly thereafter for employees. During the year ended June 30, 2012, we granted options to purchase an aggregate of 1,567,330 ordinary shares to certain executives which will vest over 7 years. Of those awards, options to purchase 1,000,000 shares are subject to market conditions that could result in $17,625 of compensation expense, excluding forfeitures, to be recognized on an accelerated basis over the requisite service period.
The fair value of each option award subject only to service period vesting is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. Use of a valuation model requires management to make certain assumptions with respect to inputs. The expected volatility assumption is based upon historical volatility of our share price. The expected term assumption is based on the contractual and vesting term of the option and historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity equal to the expected life assumed at the grant date. We value share options with a market condition using a lattice model with compensation expense recorded on an accelerated basis over the requisite service period.
Weighted-average values used for option grants in fiscal 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
	2012	2011	2010
Risk-free interest rate	1.04%	1.79%	2.03%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	5.0	4.9
Expected volatility	58%	57%	57%
Weighted average fair value of options granted	$17.78	$24.47	$24.34
A summary of our share option activity and related information for the year ended June 30, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	2,817,933	$24.63
Granted	1,583,470	49.86
Exercised	(91,794)	15.19
Forfeited/cancelled	(34,570)	44.32
Outstanding at the end of the period	4,275,039	$34.02	5.8	$29,241
Vested or expected to vest at the end of the period	3,950,836	$32.72	5.6	$29,241
Exercisable at the end of the period	2,423,753	$22.19	4.1	$29,241
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised all options that have an exercise price lower than the market price on June 30, 2012. The total intrinsic value of options exercised during the fiscal years ended June 30, 2012, 2011 and 2010 was $1,900, $8,319, and $26,667, respectively.
Restricted share units
The fair value of RSU grants is equal to the fair market value of our ordinary shares on the date of grant and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. RSUs generally vest quarterly for 3 years for non-employee directors and 25% after one year and quarterly thereafter for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. During the year ended June 30, 2012, we granted 300,000 RSUs that vest based on performance criteria established for a period of 13 years with a maximum compensation cost of $11,949 over such period. The performance criteria for a significant portion of these awards were deemed not probable of achievement. Future changes in our probability conclusions could result in volatility of our share-based compensation expense.
A summary of our unvested RSU activity and related information for the fiscal year ended June 30, 2012 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	782,184	$41.83
Granted	791,585	36.53
Vested and distributed	(394,213)	38.47
Forfeited	(80,166)	37.80
Unvested at the end of the period	1,099,390	$39.52	$35,510
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2012, 2011 and 2010 was $36.53, $41.77, and $51.06, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2012, 2011 and 2010 was $14,047, $19,277, and $19,456, respectively.
Restricted share awards
In conjunction with the December 2011 acquisition of Webs, we granted RSAs to the founding shareholders of Webs that vest 50% on December 28, 2012 and 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and is being recognized as share-based compensation expense over the two year vesting period.
A summary of our unvested RSA activity and related information for the fiscal year ended June 30, 2012 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	—	$—
Granted	506,343	31.29
Vested and distributed	—	—
Forfeited	—	—
Unvested at the end of the period	506,343	$31.29	$16,355
Share-based compensation
Total share-based compensation costs were $25,413, $21,677 and $22,380 for the years ended June 30, 2012, 2011 and 2010, respectively. Share-based compensation costs capitalized as part of software and website development costs were $101, $347 and $530 for the years ended June 30, 2012, 2011 and 2010, respectively.
As of June 30, 2012, there was $68,569 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.2 years.

10. Employees’ Savings Plan
We maintain certain government mandated and defined contribution plans throughout the world. The most significant is our defined contribution retirement plan in the U.S. (the “Plan”) that complies with Section 401(k) of the Internal Revenue Code. Substantially all employees in the U.S. are eligible to participate in the Plan. Under the provisions of the Plan, employees may voluntarily contribute up to 80% of eligible compensation, subject to IRS limitations. We match 50% of each participant’s voluntary contributions, subject to a maximum company contribution of 3% of the participant’s eligible compensation. Employee contributions are fully vested when contributed. Company matching contributions vest over 4 years.
We expensed $6,325, $4,515 and $3,560 for our government mandated and defined contribution plans in the years ended June 30, 2012, 2011 and 2010, respectively. Our expenses from these plans have increased during the year ended June 30, 2012 due to the organic growth in our employee base, as well as the business acquisitions during the period.
11. Income Taxes
The following is a summary of our income before taxes by geography:

	Year Ended June 30,
	2012	2011	2010
U.S.	$10,851	$13,247	$10,250
Non-U.S.	44,994	77,875	64,764
Total	$55,845	$91,122	$75,014
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2012	2011	2010
Current:
U.S. Federal	$9,053	$3,025	$5,607
U.S. State	2,525	1,521	1,366
Non-U.S.	4,559	2,894	2,530
Total current	16,137	7,440	9,503
Deferred:
U.S. Federal	(2,151)	628	(1,797)
U.S. State	(625)	18	(289)
Non-U.S.	(1,510)	927	(144)
	(4,286)	1,573	(2,230)
Total	$11,851	$9,013	$7,273

The following is a reconciliation of the standard U.S. statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	34.0%	34.0%
State taxes, net of federal effect	2.2%	1.1%	1.0%
Tax rate differential on non-U.S. earnings	(21.3)%	(25.1)%	(26.0)%
Compensation related items	5.2%	0.2%	0.4%
Increase in valuation allowance	1.6%	0.8%	1.3%
Other	(1.5)%	(1.1)%	(1.0)%
Effective income tax rate	21.2%	9.9%	9.7%

Significant components of our deferred income tax assets and liabilities consist of the following at June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$6,129	$1,795
Depreciation and amortization	1,281	1,160
Accrued expenses	1,853	1,551
Share-based compensation	8,450	6,886
Corporate minimum tax credit carryforwards	854	488
R&D credit carryforwards	697	629
Subtotal	19,264	12,509
Valuation allowance	(2,505)	(1,646)
Total deferred tax assets	16,759	10,863
Deferred tax liabilities:
Depreciation and amortization	(13,709)	(6,484)
IP installment obligation	(22,405)	—
Total deferred tax liabilities	(36,114)	(6,484)
Net deferred tax (liabilities) assets	$(19,355)	$4,379
The current portion of the net deferred taxes at June 30, 2012 consisted of an asset of $344 included in prepaid expenses and other current assets and a liability of $1,668 which is included in current liabilities in the accompanying consolidated balance sheet. The current portion of the net deferred taxes at June 30, 2011 was an asset of $1,651 which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
    In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance has been recorded against the $8,450 deferred tax asset associated with share-based compensation charges at June 30, 2012. However, in the future, if the underlying awards expire, are released or exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. The increase in the valuation allowance from the prior year relates to current year losses incurred in certain jurisdictions and certain acquired tax carryforwards for which management has determined that it is more likely than not that these carryforwards will not be utilized in the foreseeable future. Based on the weight of available evidence at June 30, 2012, management believes that it is more likely than not that all other net deferred tax assets will be realized. We will continue to assess the realization of the deferred tax assets based on operating results.
On January 2, 2012, one of our subsidiaries purchased Webs' global sales and distribution rights, customer lists, marketing intangibles, web-based technologies, software tools, and related technical data and know-how (collectively “Webs Intellectual Property”) in order to align the Webs business with our global operations. As this was an intra-entity transfer, the tax cost to be incurred by Webs associated with the gain recognized on the transfer has been deferred in other assets in the consolidated balance sheet and will be amortized into tax expense over a weighted average period of approximately 13 years. The subsidiary elected to purchase the Webs' Intellectual Property using an installment obligation that results in the tax being paid over a 7 years, 6 months term and, therefore, the related tax liability has been included in deferred tax liabilities in the consolidated balance sheet.
As of June 30, 2012, we had U.S. federal and state net operating loss carryforwards of approximately $983 that expire on various dates up to and through the year 2031. We had foreign net operating loss carryforwards of approximately $18,266 that expire on various dates up to and through 2031. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose. In addition, we had approximately $4,110 of federal and state R&D tax credit carryforwards as a result of excess tax deductions related to share-based compensation. We will realize the benefit of these excess tax deductions through increases to shareholders' equity in the periods in which these carryforwards are utilized to reduce tax payments.

As of June 30, 2012, our Bermuda-based subsidiary, Vistaprint Limited, had undistributed earnings of $5,825 which may be distributed to our parent company, Vistaprint N.V. We have determined these earnings are not subject to income or withholding taxes upon repatriation. Undistributed earnings of our remaining subsidiaries are considered to be indefinitely reinvested. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable. Determination of the amount of unrecognized tax liability associated with withholding taxes is not practicable due to the complexities associated with this hypothetical calculation.
A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2010	$2,331
Additions based on tax positions related to the current tax year	410
Additions based on tax positions related to prior tax years	411
Reductions due to audit settlements	(656)
Balance at June 30, 2011	$2,496
Additions based on tax positions related to the current tax year	4,148
Reductions based on tax positions related to prior tax years	(27)
Reductions due to audit settlements	(297)
Balance at June 30, 2012	$6,320
For the years ended June 30, 2012 and 2011, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,766 and $2,153, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2012 and 2011 were $320 and $278, respectively.
The increase in the amount of unrecognized tax benefits for the year is primarily related to the intra-entity transfer of the Webs Intellectual Property during the period. The related tax expense has been deferred and will be recognized consistent with the tax expense for the underlying transaction. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more audits. We estimate the impact on the unrecognized tax benefits to be in the range of $300 to $400. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. Generally, the years 2005 through 2011 remain open for examination by the tax authorities.
Two of our subsidiaries, Vistaprint Limited (domiciled in Bermuda) and Vistaprint USA, Incorporated are currently under income tax audit in the U.S. by the Internal Revenue Service (“IRS”). While we have not yet received a Revenue Agent's Report (“RAR”) typically issued at the conclusion of an IRS audit, we have received a Notice of Proposed Adjustment (“NOPA”) from the IRS reflecting proposed audit adjustments to Vistaprint Limited for the 2007 - 2009 tax years. On June 11, 2012, we signed and returned the NOPA stating our formal disagreement with the IRS' facts and technical conclusions presented in the NOPA, and as a result, we anticipate the near-term receipt of a RAR. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. Vistaprint Limited has filed timely, protective tax returns for all years under examination. Based on the technical merits of this matter, we believe that the Company's tax positions will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
In April 2011, Vistaprint USA Incorporated received an RAR for tax years 2007 - 2009 from the IRS that included one unagreed issue which was included in a formal protest submitted for consideration to the Appellate Division. Upon review of this protest and as a result of additional discussion with the field examination team, agreement was reached during the quarter ended June 30, 2012 that we expect will conclude this audit. We have adjusted our income tax reserve accordingly.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., is currently under federal income tax examination in Canada for tax years 2005 and 2006. The Canada Revenue Agency (“CRA”) has notified us that they propose to reassess tax year 2006, adjusting the transfer price for the contract printing services provided to Vistaprint Limited. Upon receipt of the Notice of Reassessment, we will file a Notice of Objection to have our position heard before Canadian Appeals. Based on the technical merits of this matter, we believe that the Company's tax position will be sustained.
Lastly, both Vistaprint USA, Incorporated and Vistaprint Limited are currently under income tax audit by the Massachusetts Department of Revenue. The tax years under examination are 2005 - 2008 and 2005 - 2011, respectively. These audits are still at the level of the field examination phase.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that final resolution could have a material impact on our financial condition, results of operations or cash flows.
12. Segment Information
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

	Year Ended June 30,
	2012	2011	2010
Revenue:
North America	$543,860	$452,770	$384,034
Europe	415,213	321,716	258,534
Asia Pacific	61,196	42,523	27,467
Total revenue	$1,020,269	$817,009	$670,035

	Year Ended June 30,
	2012	2011	2010
Income from Operations:
North America	$153,330	$132,299	$103,639
Europe	93,609	91,959	72,464
Asia Pacific	5,293	7,641	8,898
Corporate and global functions	(197,058)	(138,819)	(108,153)
Total income from operations	$55,174	$93,080	$76,848

The following tables set forth revenues and long-lived assets by geographic area:

	Year Ended June 30,
	2012	2011	2010
Revenue:
United States	$515,584	$430,354	$370,137
Non-United States (1)	504,685	386,655	299,898
Total revenue	$1,020,269	$817,009	$670,035

	June 30,
	2012	2011
Long-lived assets (2):
Canada	$98,071	$103,005
Netherlands	109,498	82,594
Australia	42,928	43,971
Bermuda	17,933	15,022
United States	34,673	10,167
Jamaica	22,614	8,858
Switzerland	5,112	4,288
Spain	1,577	2,317
Other	3,669	2,697
	$336,075	$272,919
___________________
(1) Our non-United States revenue includes the Netherlands, the country of domicile. Revenue earned in any individual country was not greater than 10% of consolidated revenue for the years presented.
(2) Excludes goodwill of $140,429 and $4,168 for both periods presented and deferred tax assets of $327 and $6,522 as of June 30, 2012 and 2011, respectively.
13. Commitments and Contingencies
Operating Lease Commitments
We are committed under operating leases for facilities expiring on various dates through 2018. Total lease expense for the years ended June 30, 2012, 2011 and 2010 was $10,083, $8,221 and $7,395, respectively.
Future minimum payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2012:

2013	$10,929
2014	10,099
2015	9,359
2016	8,970
2017	7,565
Thereafter	2,968
Total	$49,890
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
In accordance with our articles of association and with various indemnification agreements with specific employees, we have agreed to indemnify our directors, executive officers and employees, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which the individual may be involved by reason of such individual being or having been a director, officer or employee of any company within the Vistaprint group of companies.
Based upon our historical experience and information known to us as of June 30, 2012, we believe our liability with respect to the above guarantees and indemnities at June 30, 2012 is immaterial.
Purchase Obligations
At June 30, 2012, we had unrecorded commitments under contract of $40,182, which were principally composed of the site development and construction for the expansion of our Venlo, the Netherlands manufacturing facility and our Jamaican customer service, sales and design support centers of approximately $17,971 and $5,896, respectively, as well as production and computer equipment purchases of approximately $7,236, and other unrecorded purchase commitments of $9,079.
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
14. Quarterly Financial Data (unaudited)

Year Ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$212,360	$299,862	$257,634	$250,413
Cost of revenue	78,064	99,661	88,808	88,672
Net income	8,172	31,697	274	3,851
Net income per share:
Basic	$0.20	$0.82	$0.01	$0.11
Diluted	$0.19	$0.84	$0.01	$0.10

Year Ended June 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$170,487	$234,064	$203,667	$208,791
Cost of revenue	62,833	78,834	70,738	75,401
Net income	10,781	34,014	22,917	14,397
Net income per share:
Basic	$0.25	$0.78	$0.53	$0.33
Diluted	$0.24	$0.75	$0.51	$0.32

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
15. Subsequent Event

On July 10, 2012, we closed a capital investment in a Chinese business, which operates under the name Namex. We paid $12.7 million in cash resulting in a 34.5% indirect equity interest with call options to increase our ownership incrementally over the coming eight years. This minority interest provides us access to a new market and an opportunity to drive longer-term growth in China.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the year ended June 30, 2012, we completed the acquisitions of Albumprinter and Webs, which has expanded our internal control environment. The process of integrating policies, processes, people, technology and operations for the combined companies may result in additions or changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In accordance with SEC guidelines regarding the evaluation of internal control of entities subject to a business combination, we have excluded Albumprinter Holding B.V. and its subsidiaries and Webs, Inc. from our assessment of internal control over financial reporting as of June 30, 2012. As previously announced, we acquired these entities on October 31, 2011 and December 28, 2011, respectively. The results of these acquisitions are included in our 2012 consolidated financial statements and represent approximately $30.5 million and $10.1 million of total and net assets, respectively, as of June 30, 2012 and $45.1 million and ($5.0) million of revenues and net income, respectively, for the year then ended.
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.
Our independent auditors have issued an audit report on internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Supervisory Board and Shareholders of
Vistaprint N.V.
We have audited Vistaprint N.V.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vistaprint N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Albumprinter Holding B.V. and its subsidiaries and Webs, Inc., which are included in the 2012 consolidated financial statements of Vistaprint N.V. and constituted approximately $30.5 million and $10.1 million of total and net assets, respectively, as of June 30, 2012 and $45.1 million and ($5.0) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Vistaprint N.V. also did not include an evaluation of the internal control over financial reporting of Albumprinter Holding B.V. and its subsidiaries and Webs, Inc.
In our opinion, Vistaprint N.V. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vistaprint N.V. as of June 30, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 15, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
August 15, 2012

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2012 Annual General Meeting of Shareholders, which we refer to as our 2012 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.vistaprint.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2012. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.vistaprint.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2012 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
The information required by this item is incorporated by reference to the information contained in the sections of our 2012 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2012 Proxy Statement captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2012 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”
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
August 15, 2012                                                            Vistaprint N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	President and Chief Executive Officer	August 15, 2012
Robert S. Keane	(Principal executive officer)

/s/ Ernst J. Teunissen	Executive Vice President and	August 15, 2012
Ernst J. Teunissen	Chief Financial Officer (Principal financial officer)

/s/ Michael C. Greiner	Chief Accounting Officer	August 15, 2012
Michael C. Greiner	(Principal accounting officer)

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 15, 2012
John J. Gavin Jr.

/s/ Peter Gyenes	Member, Supervisory Board	August 15, 2012
Peter Gyenes

/s/ George Overholser	Member, Supervisory Board	August 15, 2012
George Overholser

/s/ Louis R. Page	Member, Supervisory Board	August 15, 2012
Louis R. Page

/s/ Richard T. Riley	Chairman, Supervisory Board	August 15, 2012
Richard T. Riley

/s/ Mark T. Thomas	Member, Supervisory Board	August 15, 2012
Mark T. Thomas

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Vistaprint N.V., as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009
10.1*	Amended and Restated 2000-2002 Share Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.2*	Form of Nonqualified Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.3*	Form of Incentive Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.4*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
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

10.11*	2011 Equity Incentive Plan is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 8, 2011
10.12*	Form of Nonqualified Share Option Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011
10.13*
Form of Restricted Share Unit Agreement for employees and executives under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.14*
Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011

10.15*	2011 Inducement Share Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011
10.16*	Form of Restricted Share Award Agreement under 2011 Inducement Share Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011
10.17*	Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 23, 2009
10.18*
Form of Annual Award Agreement for fiscal year 2012 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2011

10.19*
Form of Four-Year Award Agreement for fiscal years 2010-2013 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended December 31, 2010

10.20*
Form of Four-Year Award Agreement for fiscal years 2011-2014 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010

10.21*
Form of Four-Year Award Agreement for fiscal years 2012-2015 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2011

10.22*
Form of Indemnification Agreement between Vistaprint N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.23*
Amended and Restated Executive Retention Agreement between Vistaprint N.V. and Robert S. Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.24*
Executive Retention Agreement between Vistaprint N.V. and Ernst Teunissen dated as of March 1, 2011 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011

10.25*
Form of Amended and Restated Executive Retention Agreement between Vistaprint N.V. and each of Katryn Blake and Donald Nelson is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.26*
Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

10.27*
Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.28*
Amendment No. 2 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.29*	Amendment No. 3 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated July 25, 2012
10.30*
Memorandum clarifying relative precedence of agreements between Vistaprint N.V. and Robert S. Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.31*
Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen effective July 1, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30. 2011

10.32*	Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen dated July 24, 2012
10.33*
Contrat de travail (Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated December 7, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

10.34*
Avenant au Contrat de travail (Amendment to Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated October 14, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.35*	Lettre avenant au Contrat de travail (Letter Amending Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated July 24, 2012
10.36*
Form of Invention and Non-Disclosure Agreement between Vistaprint and each of Robert Keane, Katryn Blake, Wendy Cebula, Donald Nelson, and Nicholas Ruotolo is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.37*
Form of Confidential Information and Non-Competition Agreement between Vistaprint and each of Robert S. Keane, Katryn Blake, Wendy Cebula, Donald Nelson, and Nicholas Ruotolo is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.38*	Transition Agreement among Vistaprint N.V., Vistaprint USA, Incorporated, and Wendy Cebula dated June 29, 2012
10.39*	Transition Agreement among Vistaprint N.V., Vistaprint USA, Incorporated, and Nicholas Ruotolo dated June 28, 2012
10.40*	Summary of Compensatory Arrangements with Members of the Supervisory Board
10.41
Credit Agreement dated as of October 21, 2011 among Vistaprint Limited, Vistaprint Schweiz GmbH and Vistaprint B.V., as borrowers; Vistaprint N.V., as guarantor; the lenders named therein as lenders; JPMorgan Chase Bank N.A., as administrative agent; HSBC Bank USA, National Association, as syndication agent; RBS Citizens, N.A. as documentation agent; and J.P. Morgan Securities LLC as sole bookrunner and sole lead arranger, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 26, 2011

10.42
Amendment No. 1 dated as of December 27, 2011 to Credit Agreement dated as of October 21, 2011 among Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., Vistaprint N.V., the lenders named therein, and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.43
Amendment No. 2 dated as of April 13, 2012 to Credit Agreement dated as of October 21, 2011 among Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., Vistaprint N.V., Vistaprint USA, Incorporated, the lenders named therein, and JPMorgan Chase Bank N.A., as administrative agent is incorporated by reference to our Form 8-K filed with the SEC on April 18, 2012

10.44
Joinder Agreement dated as of December 27, 2011 among Vistaprint Limited, Vistaprint N.V., and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.45
Borrowing Subsidiary Agreement dated as of December 27, 2011 among Vistaprint Limited, Vistaprint USA, Incorporated, and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011

10.46
Lease dated October 4, 2006 between Vistaprint USA, Incorporated and Ledgemont Research Park Associates II L.P. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006

10.47	Unconditional Guaranty dated October 4, 2006 by Vistaprint Limited is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 10, 2006
10.48
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
101
The following materials from this Quarterly Report on Form 10-K, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

__________________

*	Management contract or compensatory plan or arrangement.