Form 10-Q
period 2012-09-30
VISTAPRINT N.V.
filed 2012-10-26
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Registrant’s telephone number, including area code: 31-77-850-7700
____________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 19, 2012, there were outstanding 34,264,583 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTAPRINT N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$59,319	$62,203
Accounts receivable, net of allowances of $205 and $189, respectively	20,598	20,125
Inventory	8,095	7,168
Prepaid expenses and other current assets	26,567	26,102
Total current assets	114,579	115,598
Property, plant and equipment, net	277,428	261,228
Software and web site development costs, net	5,840	5,186
Deferred tax assets	1,204	327
Goodwill	141,066	140,429
Intangible assets, net	38,433	40,271
Other assets	28,892	29,390
Investment in equity interests	13,028	—
Total assets	$620,470	$592,429
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,577	$25,931
Accrued expenses	90,767	98,402
Deferred revenue	16,863	15,978
Deferred tax liabilities	1,677	1,668
Other current liabilities	512	—
Total current liabilities	129,396	141,979
Deferred tax liabilities	18,226	18,359
Other liabilities	14,348	13,804
Long-term debt	259,314	229,000
Total liabilities	421,284	403,142
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 120,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 120,000,000 shares authorized; 49,950,289 shares issued and 34,247,761 and 34,119,637 shares outstanding, respectively	699	699
Treasury shares, at cost, 15,702,528 and 15,830,652 shares, respectively	(376,241)	(378,941)
Additional paid-in capital	290,728	285,633
Retained earnings	290,932	292,628
Accumulated other comprehensive loss	(6,932)	(10,732)
Total shareholders’ equity	199,186	189,287
Total liabilities and shareholders’ equity	$620,470	$592,429

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2012	2011
Revenue	$251,416	$212,360
Cost of revenue (1)	88,027	78,064
Technology and development expense (1)	37,657	26,674
Marketing and selling expense (1)	99,997	76,344
General and administrative expense (1)	25,501	21,532
Income from operations	234	9,746
Interest income	42	83
Other (expense) income, net	(509)	450
Interest expense	1,204	—
(Loss) income before income taxes and (loss) earnings in equity interests	(1,437)	10,279
Income tax provision (benefit)	134	2,107
(Loss) earnings in equity interests	(125)	—
Net (loss) income	$(1,696)	$8,172
Basic net (loss) income per share	$(0.05)	$0.20
Diluted net (loss) income per share	$(0.05)	$0.19
Weighted average shares outstanding — basic	33,674,293	41,256,341
Weighted average shares outstanding — diluted	33,674,293	42,309,506
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2012	2011
Cost of revenue	$98	$94
Technology and development expense	2,240	859
Marketing and selling expense	1,549	555
General and administrative expense	4,380	3,215

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited in thousands)

	Three Months Ended September 30,
	2012	2011
Net (loss) income	$(1,696)	$8,172
Other comprehensive income (loss):
Foreign currency translation	4,088	(10,803)
Unrealized loss on cash flow hedge	(288)	—
Total comprehensive income (loss)	$2,104	$(2,631)

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities
Net (loss) income	$(1,696)	$8,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,658	13,107
Share-based compensation expense	8,267	4,723
Excess tax benefits derived from share-based compensation awards	179	(134)
Deferred taxes	(1,055)	(253)
Other non-cash items	(92)	26
Loss in equity interest	125	—
Non-cash gain on equipment	(1,279)	—
Changes in operating assets and liabilities:
Accounts receivable	(333)	309
Inventory	(863)	(442)
Prepaid expenses and other assets	—	472
Accounts payable	(3,538)	(1,951)
Accrued expenses and other liabilities	(7,723)	6,512
Net cash provided by operating activities	6,650	30,541
Investing activities
Purchases of property, plant and equipment	(27,759)	(10,998)
Proceeds from sale of intangible assets	1,750	—
Maturities and redemptions of marketable securities	—	529
Purchases of intangible assets	(9)	(89)
Capitalization of software and website development costs	(1,301)	(1,682)
Investment in equity interest	(12,653)	—
Net cash used in investing activities	(39,972)	(12,240)
Financing activities
Proceeds from borrowings of long-term debt	39,212	—
Payments of long-term debt and debt issuance costs	(9,008)	—
Payments of withholding taxes in connection with vesting of restricted share units	(1,166)	(1,075)
Purchases of ordinary shares	—	(91,088)
Excess tax benefits derived from share-based compensation awards	(179)	134
Proceeds from issuance of shares	891	69
Net cash provided by (used in) financing activities	29,750	(91,960)
Effect of exchange rate changes on cash	688	(1,801)
Net decrease in cash and cash equivalents	(2,884)	(75,460)
Cash and cash equivalents at beginning of period	62,203	236,552
Cash and cash equivalents at end of period	$59,319	$161,092
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other period. The condensed consolidated balance sheet at June 30, 2012 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current presentation.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. We did not hold any marketable securities at September 30, 2012 or June 30, 2012. The carrying value of our cash and cash equivalents at September 30, 2012 and June 30, 2012 is equal to fair value.
Software and Web Site Development Costs
We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software. As of July 1, 2012, we revised the estimated useful life of these assets from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimate reduced our net loss for the three months ended September 30, 2012 by approximately $690 when compared to the historical estimated useful life and could have a material impact in the future.

Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net (loss) income per share gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2012	2011
Weighted average shares outstanding, basic	33,674,293	41,256,341
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	—	1,053,165
Shares used in computing diluted net (loss) income per share	33,674,293	42,309,506
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share (1)	3,047,051	1,646,549
_________________
(1) Due to the net loss for the three months ended September 30, 2012, the effect of share options, RSUs, and RSAs is anti-dilutive.
Share-Based Compensation
During the three months ended September 30, 2012 and 2011, we recorded share-based compensation expense of $8,267 and $4,723, respectively. Share-based compensation costs capitalized as part of software and website development costs were $19 and $57 for the three months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, there was $73,189 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.4 years.
Investments in Equity Interests
Investments in the equity of entities in which we can exercise significant influence but do not own a majority equity interest or otherwise control are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. We record our share of the results of these entities within earnings in equity interests on the consolidated statements of operations. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment, which involves considering factors such as comparable valuations of public companies similar to the entity in which we have an equity investment, current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other entity and industry specific information.
Derivative Financial Instruments

In July 2012, we entered into interest rate swap contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long term debt. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we executed interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the derivative agreements without exchange of the underlying notional amount. We execute these instruments with financial institutions that we judge to be credit-worthy. We do not hold or issue derivative financial instruments for trading or speculative purposes and do not have any derivatives that are not designated as hedges for accounting purposes.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2012, such derivatives were used to hedge the variable cash flows associated with our long-term debt. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2012, we did not hold any derivative instruments that were determined to be designated as ineffective. As of September 30, 2012, the aggregate notional amount of our outstanding interest rate swap contracts was $100,000.

The fair value amount of derivatives included in accrued expenses in our condensed consolidated balance sheets related to interest rate swap contracts was as follows:

	Liability Derivatives
	September 30, 2012	June 30, 2012
Derivatives designated as hedging instruments	$288	$—
Total	$288	$—

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our interest rate swap contracts designated as cash flow hedges during the three months ended September 30, 2012:

Net unrealized loss on interest rate swap contracts
Balance at June 30, 2012	$—
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(321)
Amount of net unrealized loss reclassified into earnings	33
Balance as of September 30, 2012	$(288)

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are accrued or made on our variable-rate debt.
In accordance with the fair value measurement guidance, our accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Recently Issued or Adopted Accounting Pronouncements
None.

3. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$59,319	$59,319	$—	$—
Total assets recorded at fair value	$59,319	$59,319	$—	$—

Liabilities
Albumprinter contingent earn-out	$291	$—	$—	$291
Interest rate swap contracts	288	—	288	—
Total liabilities recorded at fair value	$579	$—	$288	$291

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$62,203	$62,203	$—	$—
Total assets recorded at fair value	$62,203	$62,203	$—	$—

Liabilities
Albumprinter contingent earn-out	$570	$—	$—	$570
Total liabilities recorded at fair value	$570	$—	$—	$570
During the three months ended September 30, 2012 and September 30, 2011 there have been no significant transfers in and out of Level 1, Level 2 and Level 3.
The following table represents the changes in fair value of Level 3 contingent consideration:

Albumprinter contingent earn-out
Balance at June 30, 2012	$570
Fair value adjustment	(289)
Effect of currency translation adjustments	10
Balance at September 30, 2012	$291

The valuations of the derivatives intended to mitigate our interest rate risk are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The share purchase agreement for our acquisition of Albumprinter Holding B.V. provides for an earn-out payment that is payable based on achieving certain operational results for calendar year 2012. This earn-out is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations during the period in which the change occurs. During the three months ended September 30, 2012, the fair value of the liability was adjusted as a result of updated information decreasing our estimate of the probability of incurring the liability.
As of September 30, 2012 and June 30, 2012, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. We performed an evaluation of the estimated fair value of our long-term debt and as of September 30, 2012 the fair value approximates the carrying value of the liability. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
4. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2012 and September 30, 2012 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2012	$96,469	$43,752	$208	$140,429
Acquisitions	—	—	—	—
Effect of currency translation adjustments (1)	—	637	—	637
Balance as of September 30, 2012	$96,469	$44,389	$208	$141,066
_________________
(1) Relates to goodwill attributable to the Albumprinter acquisition as amounts are denominated in Euro.
Acquired intangible assets amortization expense for the three months ended September 30, 2012 and 2011 was $2,283 and $104, respectively.
5. Accrued Expenses
Accrued expenses included the following:

	September 30, 2012	June 30, 2012
Advertising costs (1)	$24,864	$21,355
Compensation costs (2)	20,596	32,513
Income and indirect taxes	11,008	12,402
Shipping costs	5,601	4,614
Professional costs	2,395	2,277
Purchases of property, plant and equipment	5,228	6,952
Other (3)	21,075	18,289
Total accrued expenses	$90,767	$98,402
_____________________
(1) The increase in accrued advertising costs is principally a result of our increased customer acquisition and holiday promotion costs.

(2) The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2012 annual incentive compensation plans in the three months ended September 30, 2012.
(3) The increase in other accrued expenses is principally as a result of increased expenses related to temporary employees and third party fees offset by the decrease in our contingent consideration liability associated with the Albumprinter acquisition.
6. Long-Term Debt
On October 21, 2011, we entered into a senior credit agreement, which we refer to as the credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provided for an unsecured revolving credit facility of up to $250,000 in aggregate loan commitments with letter of credit and swing line loan sublimits of $25,000 each. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137,500, to a total of $387,500, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150,000 by adding new commitments or increasing the commitment of willing lenders. As of September 30, 2012 and June 30, 2012, our long-term debt outstanding was $259,314 and $229,000, respectively. The maturity date of the credit agreement is October 21, 2016.
Long-term borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of September 30, 2012, the weighted-average interest rate on outstanding borrowings was 1.62%. We must also pay a commitment fee on unused balances of 0.175% to 0.225% depending on our leverage ratio.
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
As of September 30, 2012, we were in compliance with all financial covenants under the credit agreement.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement filed as an exhibit to our Form 8-K filed on October 26, 2011.
All debt principal amounts outstanding under the credit facility as of September 30, 2012 are not due until maturity, October 21, 2016, and have been classified as long-term liabilities.
7. Income Taxes
Income tax expense decreased to $134 for the three months ended September 30, 2012, as compared to $2,107 for the three months ended September 30, 2011. The change in the income tax expense for the three months ended September 30, 2012 as compared to the same period in 2011 is primarily attributable to the timing of our pre-tax earnings for the three months ended September 30, 2012 relative to our full year forecasted pre-tax earnings. By comparison, a larger percentage of pre-tax earnings were realized in the three months ended September 30, 2011 relative to the full year 2011 earnings, thus resulting in a higher tax expense in the prior year period.

The change in the effective tax rate from the same prior year period is largely due to the timing of our pre-tax earnings to date relative to our full year forecasted pre-tax earnings and the growth in our operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income.
     As of September 30, 2012, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $6,037, including accrued interest of $325. There have been no significant changes to these amounts for the three months ended September 30, 2012. Of the total amount of unrecognized tax benefits, approximately $2,697 will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. Generally, the years 2005 through 2012 remain open for examination by the tax authorities.
Two of our subsidiaries, Vistaprint Limited (domiciled in Bermuda) and Vistaprint USA, Incorporated are currently under income tax audit by the United States Internal Revenue Service (“IRS”). On August 16, 2012, Vistaprint Limited received a Revenue Agent's Report (“RAR”) from the IRS reflecting tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. On September 17, 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case to be heard by the IRS Office of Appeals. We anticipate the protest will be officially filed with the Appeals office within the next few months. Based on the technical merits of this matter, we believe that the Company's tax positions will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
In April 2011, Vistaprint USA Incorporated received an RAR for tax years 2007 to 2010 from the IRS that included one unagreed issue which was included in a formal protest submitted for consideration to the IRS Appeals office. Upon review of this protest and as a result of additional discussion with the field examination team, agreement was reached during the quarter ended June 30, 2012. We anticipate receipt of a revised RAR from the IRS in the second quarter of fiscal 2013 that we expect will conclude this audit.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., is currently under federal income tax examination in Canada for tax years 2005 and 2006. The Canada Revenue Agency (“CRA”) has notified us that it proposes to reassess tax year 2006, adjusting the transfer price for the contract printing services provided to Vistaprint Limited. Upon receipt of the Notice of Reassessment, we will file a Notice of Objection to have our position heard before Canadian Appeals. Based on the technical merits of this matter, we believe that the Company's tax position will be sustained.
Lastly, Vistaprint USA, Incorporated and Vistaprint Limited are both currently under income tax audit by the Massachusetts Department of Revenue. The tax years under examination are 2005 to 2008 and 2005 to 2011, respectively. These audits are still at the level of the field examination phase.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that final resolution could have a material impact on our financial condition, results of operations or cash flows.
8. Investment in Equity Interests
On July 10, 2012, we acquired an equity interest in Namex Limited and its related companies ("Namex") for $12,653 in cash and $500 payable on an installment basis through December 31, 2016. The Namex companies include an established Chinese printing business, and the investment provides us with access to this new market and an opportunity to participate in longer-term growth in China. Our proportionate ownership share as of

September 30, 2012 is 34.5%, with additional call options to increase ownership incrementally over the coming eight years, and an approximately $5,000 obligated investment on or before October 1, 2013.
This investment is accounted for using the equity method. We record in net (loss) income a proportionate share of the earnings of Namex with a corresponding increase or decrease in the carrying value of the investment. For the three months ended September 30, 2012, we recorded a loss of $125 attributable to Namex in our condensed consolidated statement of operations. At September 30, 2012, the carrying value of our Namex investment in our condensed consolidated balance sheet was $13,028. As of September 30, 2012, we have a contractual loan arrangement with the majority shareholder of Namex, in which we will loan the majority shareholder $512 which is due with 6.5% per annum interest on or before December 31, 2016.
We have determined that the level of equity investment at risk is not sufficient for the entity to finance its activities without additional financial support and as a result, represents a variable interest entity. However, through consideration of the most significant activities of the entity in conjunction with the collective shareholders' rights of Namex, we have concluded that we do not have the power to direct the activities that most significantly impact the entity's economic performance and therefore we do not qualify as the primary beneficiary. We have a future contractual funding commitment to Namex of $5,000 and as a result, our exposure to loss is limited to our contributed capital, the additional funding obligation, and the standard risks of proportionate equity ownership associated with the entity's operating performance.
    We do not have any other commercial arrangements with Namex as of September 30, 2012.
9. Segment Information
Effective July 1, 2012, we changed our internal reporting structure to re-organize primarily on a functional basis in order to best support our long-term growth strategy. This re-organization has resulted in revised allocations of costs within our reportable segments. The information is reported internally to our Chief Executive Officer, who constitutes our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. Beginning the quarter ended September 30, 2012, the CODM reviews revenue and the revised income or loss from operations based on three geographic operating segments: North America, Europe, and Most of World, which includes our historical Asia Pacific business and global emerging markets. Historic results included in this quarterly report have been reclassified where applicable to conform to this new operating segment structure.
Consistent with our historical reporting, the costs associated with shared central functions are not allocated to the reporting segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer service, sales and design support. As a result of our July 1, 2012 re-organization, the cost of our North America and Europe legal, human resource, and facilities management functions were re-classified to "Corporate and global functions," whereas, the cost of these same functions remains in our Most of World segment. We do not allocate non-operating income to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by our Venlo, the Netherlands facility for the Most of World segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, we do not fully allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment.
Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment.

	Three Months Ended September 30,
	2012	2011
Revenue:
North America	$144,237	$118,691
Europe	89,714	79,979
Most of World	17,465	13,690
Total revenue	$251,416	$212,360

	Three Months Ended September 30,
	2012	2011
Income (loss) from operations:
North America	$45,736	$34,670
Europe	18,865	21,528
Most of World	(753)	1,751
Corporate and global functions	(63,614)	(48,203)
Total income from operations	$234	$9,746
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area:

	Three Months Ended September 30,
	2012	2011
Revenue:
United States	$136,715	$112,939
Non-United States (1)	114,701	99,421
Total revenue	$251,416	$212,360
___________________
(1) Our non-United States revenue includes the Netherlands, the country of domicile. Revenue earned in any individual country was not greater than 10% of consolidated revenue for the years presented.

The following tables set forth long-lived assets by geographic area:

	September 30, 2012	June 30, 2012
Long-lived assets (3):
Netherlands	$114,174	$109,498
Canada	98,384	98,071
Australia	43,734	42,928
United States	35,843	34,673
Jamaica	27,066	22,614
Bermuda	18,410	17,933
Switzerland	4,487	5,112
India	3,780	1,206
Spain	1,416	1,577
Other	3,299	2,463
Total	$350,593	$336,075
___________________
(3) Excludes goodwill of $141,066 and $140,429 and deferred tax assets of $1,204 and $327 as of September 30, 2012 and June 30, 2012, respectively, and the investment in equity interests of $13,028 as of September 30, 2012.
10. Commitments and Contingencies
Purchase Obligations
At September 30, 2012, we had unrecorded commitments under contract of $36,001, which were principally composed of site development and construction for the expansion of our Venlo, the Netherlands manufacturing facility and our Jamaican customer service, sales and design support centers of approximately $13,688 and $2,035, respectively, as well as production and computer equipment purchases of approximately $7,759, and other unrecorded purchase commitments of $12,519.

Other Obligations
We have an outstanding installment obligation of $21,600 related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2012. In addition, we have a $5,000 funding obligation associated with our investment in Namex payable on or before October 1, 2013.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated income and revenue growth rates, future profitability and market share, new and expanded products and services, geographic expansion and planned capital expenditures. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
For the three months ended September 30, 2012, we reported revenue of $251.4 million representing 18% growth over the prior year. Constant-currency revenue growth was 23% for this period. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 13% for the three months ended September 30, 2012. Our organic constant-currency growth in the first quarter was lower than our recent trend, and reflects a contrast of regional executional performance. North America and Most of World ("MOW") delivered strong growth, but European organic constant-currency growth was just 1% in the quarter, a significant decline as compared to past quarters. Revenue from acquisitions contributed approximately 10% to our overall revenue growth during the period.
Despite the growth in our consolidated revenue, diluted earnings per share ("EPS") for the three months ended September 30, 2012 declined 126% from the same prior year period to a loss of $0.05. This decline was due to planned investments we made in support of our long-term growth strategy including increased investment levels in our organic business such as advertising and other marketing expenditures in support of new and repeat customer growth, technology and development resources in support of our customer value proposition and manufacturing, and supply chain efficiency efforts. In addition, we continued to invest in our employee base through increased compensation awards and expansion in key departments, including additional resources in our MOW business unit to develop and implement our long-term strategy for emerging markets. Our fiscal 2012 acquisitions continued to be dilutive with share-based compensation and amortization expense totaling $4.4 million that did not occur during the comparative period.
On July 28, 2011, we introduced five-year organic revenue and EPS targets, along with an evolved financial and investment strategy to achieve our goals. We are in the midst of executing this strategy and believe that by making disciplined but significant investments in fiscal 2012 and 2013, we will be able to achieve high revenue growth rates over the five-year period, despite the recent revenue performance of our European business being lower than anticipated, and position ourselves to deliver longer-term EPS growth and value to our shareholders.
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

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•
Digital Marketing Services.  We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying organic digital subscribers has grown to approximately 353,000. In fiscal 2012, we acquired Webs to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. At acquisition, Webs had a base of approximately 100,000 paying customers, as well as millions of non-paying users of its products that has continued to grow.

•
Geographies outside North America and Europe. For the three months ended September 30, 2012, revenue generated outside of North America and Europe accounted for approximately 7% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. To support our expansion into global emerging markets, during fiscal 2012 we opened offices in Singapore and Mumbai, India and acquired assets of Printbell, an India based printing business. More recently we made an indirect minority investment in a Chinese printing business in July 2012 and completed the launch of our new website and manufacturing facility in India in September 2012.

•
Home and Family. Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. We continue to add new products and services targeted at the home and family market. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. During fiscal 2012, we acquired Albumprinter, a leading provider of photo books and other photo products to the home and family market in Europe, and launched a strategic partnership with Nickelodeon to offer licensed character content to Vistaprint customers.

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

Results of Operations
The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2012	2011
As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	35.0%	36.8%
Technology and development expense	15.0%	12.6%
Marketing and selling expense	39.8%	35.9%
General and administrative expense	10.1%	10.1%
Income from operations	0.1%	4.6%
Interest income	—%	—%
Other (expense) income, net	(0.2)%	0.2%
Interest expense	0.5%	—%
(Loss) income before income taxes and (loss) earnings in equity interests	(0.6)%	4.8%
Income tax provision (benefit)	0.1%	1.0%
(Loss) earnings in equity interests	—%	—%
Net (loss) income	(0.7)%	3.8%

In thousands

	Three Months Ended September 30,
	2012	2011	2012 vs. 2011
Revenue	$251,416	$212,360	18%
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

Revenue for the three months ended September 30, 2012 increased 18% to $251.4 million compared to the three months ended September 30, 2011 due to increases in sales across our product and service offerings in our organic North America and Most of World reporting segments, as well as revenue from the Albumprinter and Webs businesses which we acquired in the second quarter of fiscal 2012 and are not included in the prior year period results. Our organic European business experienced difficulty in executing its growth strategy and contributed an increase of only 1% to constant-currency revenue in the period. We expect our European revenue growth rate to increase for the remainder of fiscal 2013 as compared to the current quarter; however, we expect that growth rate will be less than historical trends. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 50 basis points in the three months ended September 30, 2012, as compared to the prior year period.
In addition to the drivers of our quarterly revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month basis. The overall growth during this period was driven by increases in the number of unique active customers, which grew by 25% to approximately 14.9 million. New customer additions and repeat customers both contributed to the increased order volume, which out-weighed the decrease in our average order booking per unique active customer. The following table summarizes our operational revenue metrics, excluding acquisitions, for the three months ended September 30, 2012 and 2011:

	TTM Ended September 30,
	2012	2011	% Increase/(Decrease)
Unique active customers	14.9 million	11.9 million	25%
New customers	9.7	7.7	26%
Retained customers	5.2	4.2	24%

Average bookings per unique active customer	$67	$73	(8)%
New customers	$50	$55	(9)%
Retained customers	$99	$102	(3)%

Total revenue by geographic segment for the three months ended September 30, 2012 and 2011 is shown in the following table:
In thousands

	Three Months Ended September 30,		%	Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2012	2011	Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$144,237	$118,691	22%	—%	22%	(3)%	19%
Europe	89,714	79,979	12%	11%	23%	(22)%	1%
Most of World	17,465	13,690	28%	1%	29%	—%	29%
Total revenue	$251,416	$212,360	18%	5%	23%	(10)%	13%
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
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended September 30,
	2012	2011	2012 vs. 2011
Cost of revenue	$88,027	$78,064	13%
% of revenue	35.0%	36.8%
Technology and development expense	$37,657	$26,674	41%
% of revenue	15.0%	12.6%
Marketing and selling expense	$99,997	$76,344	31%
% of revenue	39.8%	35.9%
General and administrative expense	$25,501	$21,532	18%
% of revenue	10.1%	10.1%
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
The increase in cost of revenue from the comparative period in 2011 to the three months ended September 30, 2012 was primarily attributable to the increased volume of product shipments during the current year period, including those from Albumprinter. The decrease in the cost of revenue, as a percentage of total revenue, from the three months ended September 30, 2011 to 2012 is due to improved overhead absorption as a result of higher product sales, increased labor and production efficiency, and improvements in our materials sourcing, offset by higher materials costs for upgraded substrates in line with our strategy. In addition, the decrease in cost of revenue, as a percentage of total revenue, includes a benefit from a non-cash gain recognized in the current quarter related to a free piece of equipment.
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
The growth in our technology and development expenses of $11.0 million for the three months ended September 30, 2012 was primarily due to increased payroll and facility-related costs and share-based compensation of $7.8 million and $1.4 million, respectively, associated with increased headcount in our technology development and information technology support organizations, an integral part of our long-term growth strategy. At September 30, 2012, we employed 707 employees in these organizations compared to 475 employees at September 30, 2011. In addition, other technology and development expenses increased $0.9 million as compared to the prior comparative period due to increased employee travel and training costs, recruitment costs and increased depreciation, hosting services and other costs related to continued investment in our website infrastructure. The three months ended September 30, 2012 includes $0.9 million of amortization of certain acquired intangible assets related to the acquisitions of Albumprinter and Webs in fiscal 2012.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $23.7 million for the three months ended September 30, 2012 as compared to the prior 2011 period was driven primarily by increases of $13.7 million in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, an integral component of our long-term growth strategy, as well as increases in payroll and facility-related costs of $6.7 million and increases in share-based compensation costs of $1.0 million. We continued to expand our marketing organization and our customer service, sales and design support centers and at September 30, 2012, we employed 1,632 employees in these organizations compared to 1,223 employees at September 30, 2011. Other marketing and selling expenses also increased by $1.0 million due to increased depreciation costs, employee travel and training costs, and professional fees. Furthermore, the three months ended September 30, 2012 includes $1.3 million of amortization of acquired customer and brand name intangible assets related to the acquisitions of Albumprinter and Webs in fiscal 2012.
General and administrative expense
General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
The increase in our general and administrative expenses of $4.0 million for the three months ended September 30, 2012 was primarily due to increased payroll and facility-related costs of $2.9 million, which is inclusive of $1.1 million of increased share-based compensation expense, as a result of our continued investment in our executive management, finance, legal and human resource organizations to support our expansion. At September 30, 2012, we employed 384 employees in these organizations compared to 283 employees at September 30, 2011. Other general and administrative expenses also increased by $1.1 million due to increased employee travel and training costs and professional fees.
Other (expense) income, net
Other (expense) income, net, primarily consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. Foreign currency transaction activity for the three months ended September 30, 2012 and 2011, were $0.5 million of losses and $0.5 million of gains, respectively.
Interest expense
Interest expense, which consists of interest paid to financial institutions on outstanding balances on our credit facilities, was $1.2 million for the three months ended September 30, 2012. We did not incur any interest expense for the comparative prior year period. The increase in interest expense in the current period as compared to prior period is a result of borrowings under our revolving credit facility executed in October 2011.
Income tax provision

	Three Months Ended September 30,
	2012	2011
Income tax provision	$134	$2,107
Effective tax rate	(9.3)%	20.5%
Income tax expense decreased to $0.1 million for the three months ended September 30, 2012 as compared to $2.1 million for the prior year period. The change in the income tax expense for the three months ended September 30, 2012 as compared to the same prior year period is primarily attributable to the timing of our pre-tax earnings for the three months ended September 30, 2012 relative to our full year forecasted pre-tax earnings. By comparison, a larger percentage of pre-tax earnings were realized in the three months ended September 30, 2011 relative to the full year earnings, thus resulting in a higher tax expense in the same prior period.
The change in the effective tax rate from the same prior year period is largely due to the timing of our pre-tax earnings to date relative to our full year forecasted pre-tax earnings and to the growth in our operating expenses, which form the basis upon which our transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. The intercompany services and related agreements among Vistaprint N.V. and its subsidiaries ensure that most of our subsidiaries realize profits based on their operating expenses, which results in taxable profits regardless of the level of consolidated pre-tax income or loss. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of our consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that final resolution could have a material impact on our financial condition, results of operations or cash flows. See Note 7 in our accompanying financial statements for additional discussion.
(Loss) earnings in Equity Interest
During the three months ended September 30, 2012, we made an indirect investment in a Chinese printing business for a 34.5% proportionate ownership. Our share of the loss for the three months ended September 30, 2012 was $0.1 million. See Note 8 in our accompanying financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Three Months Ended September 30,
	2012	2011
Cash flows provided by operating activities	$6,650	$30,541
Cash flows used in investing activities	(39,972)	(12,240)
Net cash provided by (used in) financing activities	29,750	(91,960)
At September 30, 2012, we had $59.3 million of cash and cash equivalents and $259.3 million of long-term debt. Cash and cash equivalents decreased $2.9 million during the three months ended September 30, 2012. The cash flows during three months ended September 30, 2012 related primarily to the following items:
Cash inflows:

•
Positive adjustments to accrual based net loss for non-cash items of $20.8 million primarily related to depreciation and amortization of $14.7 million and share-based compensation costs of $8.3 million; and

•	Proceeds from borrowing of long-term debt of $39.2 million.
Cash outflows:

•	Net loss of $1.7 million;

•	Decrease from changes in working capital balances of $12.5 million;

•
Capital expenditures of $27.8 million of which $15.6 million were related to the purchase of land and facilities, $6.2 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $6.0 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Internal costs for software and website development that we have capitalized of $1.3 million;

•	Investments in equity interests of $12.7 million;

•	Repayments of long-term debt of $9.0 million; and

•	Payments of the minimum withholding taxes related to shares withheld on vested restricted share units of $1.2 million.
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2012, we financed our operations primarily through internally generated cash flows from operations and utilized borrowings of long-term debt to fund strategic investments in capital expenditures and equity investments. Due to our recent investments, our current liabilities now exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements, for the foreseeable future. We currently plan to invest approximately $80 million to $95 million on total capital expenditures in fiscal 2013, which represents a substantial increase from fiscal 2012, primarily due to the expansion of our manufacturing capacity in Europe and India, and the purchase of other IT and manufacturing equipment required to support our long-term growth strategy.
Long-term Debt. On October 21, 2011, we entered into a senior credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provides for an unsecured revolving credit facility of up to $250.0 million in aggregate loan commitments, with letter of credit and swing line loan sublimits of $25.0 million each. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137.5 million, to a total of $387.5 million, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150.0 million by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016. In order to mitigate our exposure to interest rate variability, in July 2012 we began executing interest rate swap contracts to fix our interest payments on $100.0 million of our outstanding debt with varying maturities.
In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchase our shares, or support our long-term growth. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. The amount available for borrowing under our credit facility as of September 30, 2012 is as follows:

September 30, 2012
Maximum aggregate available borrowing amounts	$387,500
Outstanding borrowings of credit facility	(259,314)
Remaining amount	128,186
Limitations to borrowing due to debt covenants and other obligations (1)	(39,859)
Amount available for borrowing as of September 30, 2012	$88,327
_________________

(1) Our borrowing ability can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other indebtedness, such as installment obligations and letters of credit, and other factors that are outlined in the credit agreement filed as an exhibit in our Form 8-K filed on October 26, 2011.
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
    At September 30, 2012, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement filed as an exhibit to Form 8-K on October 26, 2011.
Contractual Obligations
Contractual obligations at September 30, 2012 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$49,003	$11,186	$20,090	$15,110	$2,617
Purchase obligations	36,001	36,001	—	—	—
Long-term debt obligations	277,706	4,532	4,532	268,642	—
Other obligations	26,612	3,184	11,482	6,637	5,309
Total (1)	$389,322	$54,903	$36,104	$290,389	$7,926
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.0 million as of September 30, 2012 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 to the accompanying condensed consolidated financial statements.
Operating Leases.  We rent office space under operating leases expiring on various dates through 2018. Future rental payments required under our leases are an aggregate of approximately $49.0 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.2 million and $0.4 million, respectively.
Purchase Obligations.  At September 30, 2012, we had unrecorded commitments under contract of $36.0 million, which were principally composed of the site development and construction for the expansion of our Venlo, the Netherlands manufacturing facility and our Jamaican customer service, sales and design support centers of approximately $13.7 million and $2.0 million, respectively, as well as production and computer equipment purchases of approximately $7.8 million, and other unrecorded purchase commitments of $12.5 million.
Long-Term Debt.  Amounts outstanding are due at maturity of our credit facility on October 21, 2016. Interest payable included in this table is based on the interest rate as of September 30, 2012 and assumes all amounts outstanding will not be paid until maturity.
Other Obligations. Includes an installment obligation of $21.6 million related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our condensed consolidated balance sheet as of September 30, 2012. Also included is a $5.0 million additional funding obligation due to our investment in Namex which is payable on or before October 1, 2013.
Recently Issued or Adopted Accounting Pronouncements
None.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates. As of July 1, 2012, we revised the estimated useful life of our capitalized software and website development costs from two to three years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimate reduced our net loss for the three months ended September 30, 2012 by approximately $690.0 when compared to the historical estimated useful life and could have a material impact in the future. Other than this change, management believes there have been no material changes during the three months ended September 30, 2012 to the critical accounting policies reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 15, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk.  Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of September 30, 2012, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate fluctuations.
As of September 30, 2012, we have $259.3 million of total U.S. dollar and Euro denominated variable rate long-term debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. A hypothetical 100 basis point increase in rates would result in an annual increase of interest expense of approximately $1.9 million. In order to mitigate this exposure related to hypothetical interest rate changes, we began to execute interest rate swap contracts in July 2012 to fix the interest rate on $100.0 million of our outstanding long-term debt with varying maturities. The impact of these contracts has been factored into the assessment of the interest rate risk associated with our long-term debt.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of income. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $2.3 million and $1.6 million on our income before taxes for the three months ended September 30, 2012 and 2011, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency. In such cases, we are exposed to transaction gains or losses for tax purposes that are different than those recorded in other income (expense), net and could result in a significant tax benefit or loss.

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

Foreign currency transaction gains (losses) included in other (expense) income, net for the three months ended September 30, 2012 and 2011, were $0.5 million of losses and $0.5 million of gains, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
During the three months ended September 30, 2012, we implemented a process and internal controls related to accounting for derivative instruments including hedge documentation, initial and ongoing hedge effectiveness testing, and the valuation of our outstanding derivative instruments. While the activity during the period was not material, values and the volumes or types of derivative instruments that we enter into may increase in the future. There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the objectives of the long-term investment and financial strategy we originally announced in July 2011, our associated financial projections relating to the growth of our business over the next five years may turn out to be incorrect, and our investments in our business may fail to affect our revenue or EPS growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in Europe;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income margin goals due to higher than expected costs or taxes;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

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
We may not succeed in promoting and strengthening our brands, which could prevent us from acquiring new customers and increasing revenues.
A primary component of our business strategy is to promote and strengthen the Vistaprint brand and the brands of our acquired companies in order to attract new and repeat customers to our websites. In addition to the challenges of establishing and promoting our brands among the many businesses that promote products and services on the Internet, we face significant competition from other companies in the various markets we serve who also seek to establish strong brands. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts, but we cannot be sure that these investments will be profitable. If we are unable to successfully promote our brands, we may fail to attract new customers, maintain customer relationships, and increase our revenues.

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

Our revenues and operating results often vary significantly from quarter-to-quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, EPS objectives, which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:

•	seasonality-driven or other variations in the demand for our products and services;

•	currency and interest rate fluctuations, which affect our revenues and costs;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	business and home and family preferences for our products and services;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production, fulfillment and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

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
We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished, particularly in certain currencies where we have disproportionate revenues or expenses. As we have expanded and continue to expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations has increased and we expect will continue to increase. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations
Our global operations and expansion place a significant strain on our management, employees, facilities and other resources and subject us to additional risks.

We are growing rapidly. We currently operate production facilities or offices in 14 countries and have approximately 30 localized websites to serve various geographic markets. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery, that may be common in some countries;

•	difficulty expatriating our earnings from some countries;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

A component of our strategy is to selectively pursue acquisitions of businesses, technologies, or services, and accordingly we completed the acquisitions of Albumprinter in October 2011 and Webs in December 2011 and may make other acquisitions in the future. Integrating newly acquired businesses, technologies and services is complex, expensive, time consuming and subject to many risks, including the following:

•	We may not be able to retain customers and key employees of the acquired businesses, and we and the acquired businesses may not be able to cross sell products and services to each other's customers.

•	In some cases, our acquisitions are dilutive for a period of time, leading to reduced earnings.

•
An acquisition may fail to achieve our goals and expectations for the acquired business because we fail to integrate the acquired business, technologies, or services effectively, the integration is more expensive or takes more time than we anticipated, or the acquired business does not perform as well as we expected.

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

Our production facilities, websites, transaction processing systems, network infrastructure, supply chain and customer sales, service and design operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

•	fire, flood, earthquake, hurricane, or other natural disaster or extreme weather;

•	labor strike, work stoppage, or other issue with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	attacks on our external websites or internal network by hackers or other malicious parties;

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail;

•
inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand, particularly during promotional campaign periods and in the seasonal peak we typically experience in our second fiscal quarter; and

•	human error, including but not limited to poor managerial judgment or oversight.

In particular, both Bermuda, where substantially all of the computer hardware necessary to operate our websites is located in a single facility, and Jamaica, our largest customer service, sales, and design support operation, are subject to a high degree of hurricane risk and extreme weather conditions.

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

Any interruptions that cause any of our websites to be unavailable, reduce our order fulfillment performance, or interfere with our manufacturing, technology, or customer service operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brand, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.

We face intense competition.

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. We expect competition to increase in the future. The increased use of the Internet for commerce and other technological advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and results of operations. Current and potential competitors include:

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
Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given sub-set of our business, existing customer and supplier relationships, or significantly greater financial, marketing, and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions.

The competitive landscape for ecommerce companies continues to change as new ecommerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence, either by devoting more internal resources to website and systems development or by acquiring, investing in, or partnering with online competitors. Competitors may also develop new or enhanced products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and results of operations.

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

Failure to protect our networks and the confidential information of our customers against security breaches could damage our reputation and brands and substantially harm our business and results of operations.

Online commerce and communications depend on the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers' credit card accounts directly, and we retain our customers' credit card information for a period of time that varies depending on the services we provide to each customer.

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise or breach of our network or the technology that we use to protect our network and our customer transaction data, including credit card information, could damage our reputation and brand; expose us to losses, litigation, and possible liability; lead to the misappropriation of our proprietary information; or cause interruptions in our operations. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect information from transactions with our customers, and we may be liable or our reputation may be harmed if our partners fail to protect our customers' information or use it in a manner that is inconsistent with our practices.

If we fail to address risks associated with credit card fraud, our reputation and brands could be damaged, and our business and results of operations could be harmed.

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

Many customers access our websites by clicking through on search results displayed by search engines such as Google, Bing, and Yahoo!. If the search engines on which we rely modify their algorithms, terminate their relationships with us, or increase the prices at which we may purchase listings, our costs could increase, and fewer customers may click through to our websites. If fewer customers click through to our websites, we could be required to resort to other more costly resources to replace this traffic, which could adversely affect our revenues and operating and net income and could harm our business.

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

Various private 'spam' blacklisting and similar entities interfere from time to time with our e-mail solicitation, the operation of our websites, and our ability to conduct business.

We depend significantly on e-mail to market to and communicate with our customers. Various private entities attempt to regulate the use of e-mail for commercial solicitation, and some of these entities maintain “blacklists” of companies that do not adhere to what the blacklisting entity believes are appropriate standards of conduct or practices for commercial e-mail solicitations, which are often more stringent than currently legal requirements. Although we believe that our commercial e-mail solicitations comply with all applicable laws, some of our Internet protocol addresses appear on various private entities' blacklists from time to time, which means that e-mails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist. The blacklisting sometimes interferes with our ability to send operational e-mails-such as password reminders, invoices, and electronically delivered products-to customers and others, and to send and receive emails to and from our corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services. Blacklisting of this type could interfere with our ability to market our products and services, communicate with our customers and otherwise operate our websites, and operate and manage our corporate email accounts, all of which could have a material negative impact on our business and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing, and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing, and e-commerce companies. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

Our credit facility contains financial and operating restrictions and covenants that may limit our access to additional credit and could negatively impact our liquidity.

Our credit facility imposes limitations on our ability to, among other things:

•	incur additional indebtedness and liens outside of the credit facility;

•	make certain investments, payments, or changes in our corporate structure; and

•	make capital expenditures or purchase our ordinary shares in excess of certain limits.

In addition, we are required to meet certain financial covenants that are customary with this type of credit facility, and our inability to comply with these covenants could result in a default under the credit facility, which could cause us to be unable to borrow under the credit facility and may result in the acceleration of the maturity of our outstanding indebtedness under the facility. If the maturities were accelerated, we may not have sufficient funds available for repayment, and if we were unable to borrow further under the facility, we may not be able to make investments in our business to support our strategy or we may end up in bankruptcy proceedings, or other processes, in which our business would be negatively impacted. In addition, our shareholders would be detrimentally impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our liquidity and results of operations.

Our hedging activity could negatively impact our results of operations and cash flows.

During the three months ended September 30, 2012, we entered into interest rate swap contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long-term debt. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. If we do not accurately forecast our future long-term debt levels, execute contracts that do not effectively mitigate our economic exposure to variable interest rates, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be negatively impacted.

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

Intellectual property disputes and litigation are costly and could cause us to lose our exclusive rights, subject us to liability, or require us to stop some of our business activities.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 7 “Income Taxes” in the accompanying notes to the condensed consolidated financial statements included in Item 1 of Part I of this Report.

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

Our Articles and our internal corporate affairs are governed by Dutch law, and the rights of our shareholders and the responsibilities of our supervisory board and management board are different from those established under United States laws. For example, under Dutch law derivative lawsuits are generally not available, and our supervisory board and management board are responsible for acting in the best interests of the company, its business and all of its stakeholders generally (including employees, customers and creditors), not just shareholders. Furthermore, we are obligated to indemnify the members of our supervisory board and management board against liabilities for their good faith actions in connection with their service on either board, subject to various exceptions. As a result, our shareholders may find it more difficult to protect their interests against actions by members of our supervisory board or management board than they would if we were a U.S. corporation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 14, 2012, we announced that our Supervisory Board authorized the purchase of up to 4,015,127 of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers. This share purchase authorization expires on March 30, 2013, and we may suspend or discontinue the purchase program at any time.
We did not purchase any shares during the three months ended September 30, 2012, and the maximum number of shares available to be purchased under the program is 1,203,021.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 26, 2012                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1*	Form of FY2013 Annual Award Agreement under our Performance Incentive Plan for Covered Employees
10.2*	Long-Term Assignment Agreement dated August 8, 2012 between Vistaprint USA, Incorporated and Katryn Blake
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________

*	Management contract or compensatory plan or arrangement.

**	Submitted electronically herewith.

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