Form 10-Q
period 2012-12-31
VISTAPRINT N.V.
filed 2013-02-01
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 25, 2013, there were outstanding 33,546,852 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$64,728	$62,203
Accounts receivable, net of allowances of $349 and $189, respectively	23,467	20,125
Inventory	10,215	7,168
Prepaid expenses and other current assets	33,935	26,102
Total current assets	132,345	115,598
Property, plant and equipment, net	293,295	261,228
Software and web site development costs, net	6,965	5,186
Deferred tax assets	333	327
Goodwill	142,193	140,429
Intangible assets, net	37,050	40,271
Other assets	28,310	29,390
Investment in equity interests	13,169	—
Total assets	$653,660	$592,429
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,641	$25,931
Accrued expenses	130,248	98,402
Deferred revenue	18,214	15,978
Deferred tax liabilities	1,686	1,668
Other current liabilities	621	—
Total current liabilities	182,410	141,979
Deferred tax liabilities	16,128	18,359
Other liabilities	14,727	13,804
Long-term debt	230,500	229,000
Total liabilities	443,765	403,142
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 and 120,000,000 shares authorized, respectively; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 and 120,000,000 shares authorized, respectively; 49,950,289 shares issued and 33,525,856 and 34,119,637 shares outstanding, respectively	699	699
Treasury shares, at cost, 16,424,433 and 15,830,652 shares, respectively	(398,617)	(378,941)
Additional paid-in capital	296,942	285,633
Retained earnings	313,892	292,628
Accumulated other comprehensive loss	(3,021)	(10,732)
Total shareholders’ equity	209,895	189,287
Total liabilities and shareholders’ equity	$653,660	$592,429

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue	$348,312	$299,862	$599,728	$512,222
Cost of revenue (1)	114,150	99,661	202,177	177,725
Technology and development expense (1)	40,045	29,792	77,702	56,466
Marketing and selling expense (1)	134,364	110,644	234,361	186,988
General and administrative expense (1)	26,712	27,223	52,213	48,755
Income from operations	33,041	32,542	33,275	42,288
Other (expense) income, net	(310)	2,448	(819)	2,898
Interest expense, net	(1,264)	(422)	(2,426)	(339)
Income before income taxes and loss in equity interests	31,467	34,568	30,030	44,847
Income tax provision	8,189	2,871	8,323	4,978
Loss in equity interests	(318)	—	(443)	—
Net income	$22,960	$31,697	$21,264	$39,869
Basic net income per share	$0.69	$0.84	$0.63	$1.01
Diluted net income per share	$0.66	$0.82	$0.61	$0.99
Weighted average shares outstanding — basic	33,377,045	37,638,224	33,525,669	39,439,181
Weighted average shares outstanding — diluted	34,544,965	38,654,740	34,754,574	40,474,021
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Cost of revenue	$107	$77	$205	$171
Technology and development expense	2,366	834	4,606	1,693
Marketing and selling expense	1,590	498	3,139	1,053
General and administrative expense	4,287	3,454	8,667	6,669

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$22,960	$31,697	$21,264	$39,869
Other comprehensive income:
Foreign currency translation	4,138	(9,349)	8,226	(20,152)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(227)	—	(515)	—
Total comprehensive income	$26,871	$22,348	$28,975	$19,717

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended December 31,
	2012	2011
Operating activities
Net income	$21,264	$39,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,824	27,276
Share-based compensation expense	16,617	9,586
Excess tax benefits derived from share-based compensation awards	201	(11)
Deferred taxes	(3,859)	(3,001)
Other non-cash items	(31)	107
Loss in equity interests	443	—
Non-cash gain on equipment	(1,414)	—
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(2,754)	(2,576)
Inventory	(2,890)	(487)
Prepaid expenses and other assets	(4,391)	(7,494)
Accounts payable	8,603	3,123
Accrued expenses and other liabilities	32,570	45,288
Net cash provided by operating activities	95,183	111,680
Investing activities
Purchases of property, plant and equipment	(55,368)	(24,445)
Business acquisitions, net of cash acquired	—	(184,822)
Proceeds from sale of intangible assets	1,750	—
Purchases of intangible assets	(370)	(131)
Capitalization of software and website development costs	(3,140)	(2,891)
Maturities and redemptions of marketable securities	—	529
Investment in equity interests	(12,753)	—
Issuance of note receivable	(512)	—
Net cash used in investing activities	(70,393)	(211,760)
Financing activities
Proceeds from borrowings of long-term debt	55,212	161,500
Payments of long-term debt and debt issuance costs	(53,895)	(16,145)
Payments of withholding taxes in connection with vesting of restricted share units	(1,790)	(1,955)
Purchases of ordinary shares	(24,775)	(209,645)
Excess tax benefits derived from share-based compensation awards	(201)	11
Proceeds from issuance of shares	1,758	139
Net cash used in financing activities	(23,691)	(66,095)
Effect of exchange rate changes on cash	1,426	(2,907)
Net increase (decrease) in cash and cash equivalents	2,525	(169,082)
Cash and cash equivalents at beginning of period	62,203	236,552
Cash and cash equivalents at end of period	$64,728	$67,470
See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other period. The consolidated balance sheet at June 30, 2012 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of our long-lived assets and goodwill, advertising expense and related accruals, share-based compensation, accounting for business combinations, income taxes, and litigation and contingencies, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
Interim Period Changes in Estimate
As of July 1, 2012, we revised the estimated useful life of our capitalized software and website developments costs from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimated useful life increased our pre-tax income for three and six months ended December 31, 2012, by approximately $667 and $1,357, respectively, when compared to the historical estimated useful life and could have a material impact in the future.
During the three months ended December 31, 2012, we revised our interim accrual practice for cash incentive compensation that is paid based on achievement of annual performance targets. Historically, the related costs were accrued each interim period based upon the weight of year-to-date results relative to the forecasted annual target; however, due to fluctuations in the pattern of quarterly results relative to historical trends and interim periods of net loss, we believe a straight-line attribution method better matches the pattern of how the employee earns the award. This change in practice does not affect full year net income, but does affect the trend of quarterly earnings relative to past interim periods. This change resulted in a benefit to our pre-tax income for the three and six months ended December 31, 2012 of $1,888 as compared to our historical practice and will decrease earnings in our third and fourth fiscal quarters by the same amount subject to changes in the expected payout based on actual attainment.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. The carrying value of our cash and cash equivalents at December 31, 2012 and June 30, 2012 approximates fair value.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income per share gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Weighted average shares outstanding, basic	33,377,045	37,638,224	33,525,669	39,439,181
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,167,920	1,016,516	1,228,905	1,034,840
Shares used in computing diluted net income per share	34,544,965	38,654,740	34,754,574	40,474,021
Weighted average anti-dilutive shares excluded from diluted net income per share	2,486,505	1,558,542	2,121,833	1,602,546
Share-Based Compensation
During the three and six months ended December 31, 2012, we recorded share-based compensation expense of $8,350 and $16,617, respectively, and $4,863 and $9,586 during the three and six months ended December 31, 2011, respectively. Our share-based compensation expense has increased over the comparable period primarily due to restricted shares granted in conjunction with the December 2011 acquisition of Webs, as well as premium-priced share options which were granted in May and August of 2012 to certain executives as part of our re-designed long-term incentive program.
As of December 31, 2012, there was $68,957 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.27 years.
Investments in Equity Interests
Investments in the equity of entities in which we can exercise significant influence but do not own a majority equity interest or otherwise control are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. We record our share of the results of these entities within loss in equity interests on the consolidated statements of operations. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment, which involves considering factors such as comparable valuations of public companies similar to the entity in which we have an equity investment, current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other entity and industry specific information.
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We execute these instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment grade credit rating. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may elect not to apply hedge accounting. We do not currently hold or issue derivative financial instruments for trading or speculative purposes and do not have any derivatives that are not designated as hedges for accounting purposes. In accordance with the fair value measurement guidance, our accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Recently Issued or Adopted Accounting Pronouncements
None.
3. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$284	$—	$284	$—
Total assets recorded at fair value	$284	$—	$284	$—

Liabilities
Interest rate swap contracts	$245	$—	$245	$—
Foreign currency forward contracts	603	—	603	—
Total liabilities recorded at fair value	$848	$—	$848	$—

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Albumprinter contingent earn-out	$570	$—	$—	$570
Total liabilities recorded at fair value	$570	$—	$—	$570
During the three and six months ended December 31, 2012 and December 31, 2011 there have been no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.

The valuations of the derivatives intended to mitigate our interest rate and foreign currency risk are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves, interest rate volatility, or spot and forward foreign exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
The following table represents the changes in fair value of Level 3 contingent consideration:

Albumprinter contingent earn-out
Balance at June 30, 2012	$570
Fair value adjustment	(580)
Effect of currency translation adjustments	10
Balance at December 31, 2012	$—

The share purchase agreement for our acquisition of Albumprinter Holding B.V. in fiscal 2012 provided for an earn-out payment that is payable based on achieving certain operational results for calendar year 2012. This earn-out is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Any changes in the fair value of contingent consideration related to updated assumptions and estimates have been recognized within the consolidated statements of operations in the period of change. As of December 31, 2012, the fair value of the liability was adjusted to zero as the earn-out targets were not achieved and, therefore, no payment will be made.
As of December 31, 2012 and June 30, 2012, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. We performed an evaluation of the estimated fair value of our long-term debt and as of December 31, 2012 the fair value approximates the carrying value of the liability. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
Hedges of Interest Rate Risk
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended December 31, 2012, such derivatives were used to hedge the variable cash flows associated with our long-term debt. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

During the three and six months ended December 31, 2012, we did not hold any derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of December 31, 2012, we estimated that $173 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2013. As of December 31, 2012, we had the following outstanding interest rate swap contracts that were designated as cash flow hedges of interest rate risk:

Notional (in thousands)	Effective Date	Maturity Date	Number of Instruments	Index
$100,000	July 31, 2012	Various 2013 - 2016	4	1-month LIBOR
Hedges of Foreign Currency Risk
In November 2012, we executed foreign currency forward contracts in order to mitigate our exposure to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, specifically currency forward contracts, to manage this exposure. We currently have outstanding foreign currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on our net income. Currency forward agreements involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended December 31, 2012, we did not hold any derivative instruments that were determined to be designated as ineffective. As of December 31, 2012, we estimate that $319 will be reclassified from accumulated other comprehensive loss to earnings during the twelve months ending December 31, 2013.
As of December 31, 2012, we had the following outstanding foreign currency forward contracts that were used to hedge fluctuations in the US Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, Great British Pound, Swedish Krona, and Swiss Franc:

Notional (in thousands)	Effective Date	Maturity Date	Number of Instruments	Index
$46,000	November 8, 2012	Various 2013	30	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2012 and June 30, 2012:

	Asset Derivatives				Liability Derivatives
	December 31, 2012		June 30, 2012		December 31, 2012		June 30, 2012
Derivative designated as hedging instrument	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Other current assets	$—		$—	Other current liabilities/other liabilities	$245		$—
Foreign currency forward contracts	Other current assets	284		—	Other current liabilities	603		—
Total derivatives designated as hedging instruments		$284		$—		$848		$—

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss, net of tax of $49, related to our derivative financial instruments for the six months ended December 31, 2012:

Net unrealized loss on derivative instruments
Balance at June 30, 2012	$—
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(621)
Amount of net unrealized loss reclassified into earnings	106
Balance as of December 31, 2012	$(515)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification on the consolidated statements of operations for the three and six months ended December 31, 2012:

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income on (Effective Portion)	Amount of Net Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
In thousands	Three months ended December 31, 2012	Six months ended December 31, 2012		Three months ended December 31, 2012	Six months ended December 31, 2012
Interest Rate Swaps	$44	$(277)	Interest expense	$(48)	$(81)
Foreign currency contracts that hedge revenue	(651)	(651)	Net Revenue	(47)	(47)
Foreign currency contracts that hedge cost of revenue	82	82	Cost of revenue	11	11
Foreign currency contracts that hedge technology and development expense	210	210	Technology and development expense	9	9
Foreign currency contracts that hedge general and administrative expense	15	15	General and administrative expense	2	2

No comparative information is presented as we did not have any derivative financial instruments during the three and six months ended December 31, 2011.
5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2012 and December 31, 2012 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2012	$96,469	$43,752	$208	$140,429
Effect of currency translation adjustments (1)	—	1,764	—	1,764
Balance as of December 31, 2012	$96,469	$45,516	$208	$142,193
_________________
(1) Relates to goodwill attributable to the Albumprinter acquisition as amounts are denominated in Euro.
Acquired Intangible Assets
Acquired intangible assets amortization expense was $2,347 and $4,630 for three and six months ended December 31, 2012, respectively, and $1,253 and $1,357 for the three and six months ended December 31, 2011, respectively.

6. Accrued Expenses
Accrued expenses included the following:

	December 31, 2012	June 30, 2012
Advertising costs (1)	$38,715	$21,355
Compensation costs (2)	29,245	32,513
Income and indirect taxes (3)	26,727	12,402
Shipping costs	8,053	4,614
Purchases of property, plant and equipment	4,391	6,952
Professional costs	2,158	2,277
Other	20,959	18,289
Total accrued expenses	$130,248	$98,402
_____________________
(1) The increase in accrued advertising costs is principally a result of our increased customer acquisition and holiday promotion costs.
(2) The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2012 annual incentive compensation plans in the three months ended September 30, 2012, a lower expected achievement percentage for cash incentive plans in fiscal 2013 as compared to the prior year, and our change in accrual practice described in Note 2.
(3) The increase in accrued income taxes and indirect taxes is principally a result of the timing of payment of indirect taxes and the seasonality of related revenue as well as higher income taxes payable.
7. Long-Term Debt
On October 21, 2011, we entered into a senior credit agreement, which we refer to as the credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provided for an unsecured revolving credit facility of up to $250,000 in aggregate loan commitments with letter of credit and swing line loan sublimits of $25,000 each. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137,500, to a total of $387,500, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150,000 by adding new commitments or increasing the commitment of willing lenders. As of December 31, 2012 and June 30, 2012, our long-term debt outstanding was $230,500 and $229,000, respectively. The maturity date of the credit agreement is October 21, 2016. All debt principal amounts outstanding under the credit facility as of December 31, 2012 are not due until maturity, October 21, 2016, and have been classified as long-term liabilities.
Long-term borrowings under the facility will bear interest at LIBOR plus 1.25% to 1.50%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of December 31, 2012, the weighted-average interest rate on outstanding borrowings was 1.63%. We must also pay a commitment fee on unused balances of 0.175% to 0.225% depending on our leverage ratio.
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

As of December 31, 2012, we were in compliance with all financial covenants under the credit agreement.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement included as an exhibit to Form 8-K filed on October 26, 2011.
8. Income Taxes
Income tax expense increased to $8,189 and $8,323 for the three and six months ended December 31, 2012, as compared to $2,871 and $4,978 for the same prior year period. The change in the income tax expense as compared to the same prior year period is primarily attributable to the increase in our forecasted annual effective tax rate for fiscal 2013 as compared to fiscal 2012. The increase in the annual effective tax rate from the prior year period is primarily due to higher forecasted tax expense as a result of a change in the jurisdictional mix of our annual forecasted pre-tax earnings and the growth in our operating expenses, which form the basis upon which our cost-based transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. In addition, our tax expense for three months ended December 31, 2011 included a benefit from a currency exchange loss recognized by one of our Dutch entities for tax purposes of $3,095, while our tax expense for the three months ended December 31, 2012 includes a benefit of $1,918 related to a tax election filed during the period by one of our Canadian entities to file its tax reporting using U.S. Dollars.
     As of December 31, 2012, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $6,131, including accrued interest of $354. There have been no significant changes to these amounts for the three and six months ended December 31, 2012. Of the total amount of unrecognized tax benefits, approximately $2,879 will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. Generally, the years 2005 through 2012 remain open for examination by the tax authorities.
Two of our subsidiaries, Vistaprint Limited (domiciled in Bermuda) and Vistaprint USA, Incorporated are currently under income tax audit by the United States Internal Revenue Service (“IRS”). On August 16, 2012, Vistaprint Limited received a Revenue Agent's Report (“RAR”) from the IRS reflecting tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. On September 17, 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case to be heard by the IRS Office of Appeals. As of the filing date of these financial statements, the case has not been officially transferred to the Appeals office, but we anticipate this will happen within the next six months. Based on the technical merits of this matter, we believe that our tax positions will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
In April 2011, Vistaprint USA, Incorporated received an RAR for tax years 2007 to 2010 from the IRS that included one unagreed issue which was included in a formal protest submitted for consideration to the IRS Appeals office. Upon review of this protest and as a result of additional discussion with the field examination team, agreement was reached during the quarter ended June 30, 2012. We anticipate receipt of a revised RAR from the IRS in the third quarter of fiscal 2013 that we expect will conclude this audit and upon this final settlement we do not expect any material impact to our results of operations. During the quarter ended December 31, 2012, the IRS began an audit of the income tax return filed by Vistaprint USA, Incorporated for the tax year 2011. This audit is in the early stage of field examination.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., is currently under federal income tax examination in Canada for tax years 2005 and 2006. During the quarter ended December 31, 2012, we received Notices of Re-assessment for the tax year 2006, adjusting the transfer price for the contract printing services provided to Vistaprint Limited. In response to these Notices of Reassessment, we plan to file Notices of Objection in the next few months to formally request a hearing before Canadian Appeals. Based on the technical merits of this matter, we believe that our tax position will be sustained.

Vistaprint USA, Incorporated and Vistaprint Limited are both currently under income tax audit by the Massachusetts Department of Revenue. The tax years under examination are 2005 to 2008 and 2005 to 2011, respectively. These audits are still at the level of the field examination phase.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that it could have a material impact on our financial condition, results of operations or cash flows.
9. Investment in Equity Interests
On July 10, 2012, we acquired an equity interest in Namex Limited and its related companies ("Namex") for $12,753 in cash and $500 to be paid on an installment basis through December 31, 2016. Namex includes an established Chinese printing business, and the investment provides us with access to this new market and an opportunity to participate in longer-term growth in China. Our proportionate ownership share as of December 31, 2012 is 34.5%, with additional call options to increase ownership incrementally over the coming eight years, and we are contractually committed to invest approximately $5,000 on or before October 1, 2013 which will result in an ownership share of approximately 42%.
This investment is accounted for using the equity method. We record in net income a proportionate share of the earnings or losses of Namex with a corresponding increase or decrease in the carrying value of the investment. For the three and six months ended December 31, 2012, we recorded a loss of $318 and $443, respectively, attributable to Namex in our consolidated statement of operations. At December 31, 2012, the carrying value of our Namex investment in our consolidated balance sheet was $13,169. As of December 31, 2012, we have a contractual loan arrangement with the majority shareholder of Namex, resulting in a loan receivable of $512 that is due with 6.5% per annum interest on or before December 31, 2016.
We have determined that the level of equity investment at risk is not sufficient for the entity to finance its activities without additional financial support and as a result, Namex represents a variable interest entity. However, through consideration of the most significant activities of the entity in conjunction with the collective shareholders' rights of Namex, we have concluded that we do not have the power to direct the activities that most significantly impact the entity's economic performance, and therefore we do not qualify as the primary beneficiary. We have a future contractual funding commitment to Namex of $5,000, but our exposure to loss is limited to our contributed capital, the additional funding obligation, and the standard risks of proportionate equity ownership associated with the entity's operating performance.
    We do not have any other material commercial arrangements with Namex as of December 31, 2012.
10. Segment Information
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue:
North America	$167,511	$139,807	$311,749	$258,498
Europe	159,339	143,048	249,052	223,027
Most of World	21,462	17,007	38,927	30,697
Total revenue	$348,312	$299,862	$599,728	$512,222

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Income from operations:
North America	$55,361	$44,141	$97,101	$78,811
Europe	39,440	39,368	56,429	60,896
Most of World	(88)	1,670	(1,872)	3,421
Corporate and global functions	(61,672)	(52,637)	(118,383)	(100,840)
Total income from operations	$33,041	$32,542	$33,275	$42,288

The following tables set forth long-lived assets by geographic area:

	December 31, 2012	June 30, 2012
Long-lived assets (1):
Netherlands	$129,238	$109,498
Canada	96,494	98,071
Australia	42,824	42,928
United States	36,174	34,673
Jamaica	26,875	22,614
Bermuda	18,769	17,933
Switzerland	4,892	5,112
India	4,680	1,206
Spain	1,485	1,577
Other	4,189	2,463
Total	$365,620	$336,075
___________________
(1) Excludes goodwill of $142,193 and $140,429 and deferred tax assets of $333 and $327 as of December 31, 2012 and June 30, 2012, respectively, and the investment in equity interests of $13,169 as of December 31, 2012.
11. Commitments and Contingencies
Purchase Obligations
At December 31, 2012, we had unrecorded commitments under contract of $20,155, which were principally composed of site development and construction for the expansion of our Venlo, the Netherlands manufacturing facility of approximately $2,890, production and computer equipment purchases of approximately $5,028, and other unrecorded purchase commitments of $12,237.

Other Obligations
We have an outstanding installment obligation of $20,818 related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2012. In addition, we have a $5,000 funding obligation associated with our investment in Namex payable on or before October 1, 2013.
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
12. Subsequent Event
Effective January 28, 2013, 5,869,662 of our ordinary shares issued and held in our treasury account were canceled and have become authorized but unissued ordinary shares, as authorized by our shareholders on November 8, 2012. These represent the shares we held in treasury before we redomiciled our publicly traded parent company from Bermuda to the Netherlands in August 2009.

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
Executive Overview
For the three and six months ended December 31, 2012, we reported revenue of $348.3 million and $599.7 million, respectively, representing 16% and 17% revenue growth over the same period in the prior year. Constant-currency revenue growth was 17% and 19% for the three and six months ended December 31, 2012. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 14% for both the three and six months ended December 31, 2012. Our organic constant-currency growth in the first six months of fiscal 2013 was lower than our recent trends, and reflects a contrast of regional executional performance. North America and Most of World ("MOW") delivered strong growth, while European organic constant-currency growth was 6% representing a significant decline as compared to prior periods. Revenue from acquisitions contributed approximately 5% to our overall revenue growth during the six month period.
Our second quarter has historically been our strongest revenue and earnings period during the course of a fiscal year, due to the sale of seasonal products such as holiday cards, calendars, and photo books. This typical seasonality was a significant driver of our stronger revenue performance in the second quarter of fiscal 2013 compared to the first quarter of fiscal 2013. Revenue from seasonal products, which was a material portion of our total revenue in the second quarter of fiscal 2013, does not repeat during other quarters of our fiscal year although we have historically benefited from the higher rate of new customers acquired during the holiday season.
Despite the growth in our consolidated revenue and continued share repurchases, diluted earnings per share ("EPS") for the three and six months ended December 31, 2012 declined 20% and 38%, respectively, from the same prior year period to $0.66 and $0.61. This decline was primarily due to planned investments we made in support of our long-term growth strategy including increased investment levels in our organic business such as advertising and other marketing expenditures in support of new and repeat customer growth, technology and development resources in support of our customer value proposition and manufacturing, and supply chain efficiency efforts. In addition, we continued to invest in our employee base and expansion in key departments, including additional resources in our MOW business unit to develop and implement our long-term strategy for emerging markets. Our fiscal 2012 acquisitions of Albumprinter Holding B.V. and Webs, Inc. and fiscal 2013 indirect equity investment in Namex continued to be dilutive to our earnings with share-based compensation, amortization expense and our loss from equity interests totaling $4.8 million and $9.3 million in the three and six months ended December 31, 2012, respectively.
On July 28, 2011, we introduced five-year organic revenue and EPS targets, along with an evolved financial and investment strategy to achieve our goals. We are in the midst of executing this strategy and have made significant progress in many of our strategic initiatives. However, the continuing weakness of our performance in Europe in recent quarters has put significant pressure on our ability to achieve our 2016 revenue target. We continue to target our 2016 net income goal, as we believe we have many levers to help us minimize the impact of our weaker revenue outlook on net income. We believe we can achieve profit growth through a mix of the expected benefits of our strategy execution combined with a series of investment tradeoffs, improvements to our organizational effectiveness, advertising optimization and careful expense management. We believe that achieving our net income objectives will help position us to deliver longer-term value to our shareholders.
Over the last 16 years, we have grown to become a leader in the large and fragmented market for small business marketing solutions. We have built significant competitive advantages via our marketing approach, proprietary technology, and manufacturing expertise. We have driven strong growth and developed substantial scale advantage by executing on our core strengths in mass customization technologies and by introducing an unmatched breadth of small business marketing products. We believe we are well positioned to capitalize on our past success in order to capture more of the large market opportunity we see ahead of us. To do so, we have adopted an investment approach designed to support our ability to scale faster and drive significant long-term shareholder returns.
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
The strategy for growth in our core micro business marketing opportunity is to make investments and drive success in the following areas:

•
Customer Value Proposition.  We believe our average customers currently spend only a small portion of their annual budget for marketing products and services with us. By shifting our success metrics from transactionally focused profit measures to longer-term customer satisfaction and economic measures, we believe we can deliver improvements to our customer experience and value proposition that will significantly increase customer loyalty and lifetime value. Examples of these programs include improving the customer experience on our site, such as ease of use, less cross selling before customers reach the checkout, and expanded customer service.

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

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•
Digital Marketing Services.  We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying organic digital subscribers has grown to approximately 357,000. In fiscal 2012, we acquired Webs to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. At acquisition, Webs had a base of approximately 100,000 paying customers, as well as millions of non-paying users of its products that has continued to grow.

•
Geographies outside North America and Europe. For the three and six months ended December 31, 2012, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. To support our expansion into global emerging markets, during fiscal 2012 we opened offices in Singapore and Mumbai, India and acquired assets of Printbell, an India based printing business. More recently we made an indirect minority investment in a Chinese printing business in July 2012 and completed the launch of our new website and manufacturing facility in India in September 2012.

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

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.8%	33.2%	33.7%	34.7%
Technology and development expense	11.5%	9.9%	13.0%	11.0%
Marketing and selling expense	38.6%	36.9%	39.1%	36.5%
General and administrative expense	7.6%	9.1%	8.7%	9.5%
Income from operations	9.5%	10.9%	5.5%	8.3%
Other (expense) income, net	(0.1)%	0.7%	(0.1)%	0.6%
Interest expense, net	(0.4)%	(0.1)%	(0.4)%	(0.1)%
Income before income taxes and loss in equity interests	9.0%	11.5%	5.0%	8.8%
Income tax provision	2.3%	0.9%	1.4%	1.0%
Loss in equity interests	(0.1)%	—%	(0.1)%	—%
Net income	6.6%	10.6%	3.5%	7.8%

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Revenue	$348,312	$299,862	16%	$599,728	$512,222	17%
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

Revenue for the three months ended December 31, 2012 increased 16% to $348.3 million compared to the three months ended December 31, 2011 due to increases in sales across our product and service offerings in all of of our organic geographies, as well as revenue from the Albumprinter and Webs businesses which we acquired in the second quarter of fiscal 2012 and were included for only a portion of the prior year period results. The overall growth during this period was due to increases in the number of unique active customers, both new customer additions and repeat customers. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 100 basis points in the three months ended December 31, 2012, as compared to the prior year period.
Revenue for the six months ended December 31, 2012 increased 17% to $599.7 million compared to the six months ended December 31, 2011 due to increases in sales across our product and service offerings in our organic business, as well as revenue from the Albumprinter and Webs businesses which did not materially contribute to the results of the first six months of fiscal 2012. Our organic European business is experiencing difficulty in executing its marketing strategy, delivering just 6% constant-currency revenue growth in the six months ended December 31, 2012 as compared to the prior comparative period. We expect our European revenue growth rate to remain below historical trends and other geographies for at least the remainder of fiscal 2013 as we work to improve our performance. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 200 basis points in the six months ended December 31, 2012, as compared to the prior year period.
In addition to the drivers of our quarterly revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month basis. The overall growth during this period was driven by increases in the number of unique active customers, which grew by 19% to approximately 15.4 million. New customer additions and repeat customers both contributed to the increased order volume, which out-weighed the decrease in our average order booking per unique active customer. The following table summarizes our operational revenue metrics, excluding acquisitions, for the three months ended December 31, 2012 and 2011:

	TTM Ended December 31,
	2012	2011	% Increase/(Decrease)
Unique active customers	15.4 million	12.9 million	19%
New customers	10.0 million	8.4 million	19%
Retained customers	5.4 million	4.5 million	20%

Average bookings per unique active customer	$67	$71	(6)%
New customers	$50	$53	(6)%
Retained customers	$97	$100	(3)%

Total revenue by geographic segment for the three and six months ended December 31, 2012 and 2011 is shown in the following table:
In thousands

	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2012	2011	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$167,511	$139,807	20%	—%	20%	(2)%	18%
Europe	159,339	143,048	11%	3%	14%	(5)%	9%
Most of World	21,462	17,007	26%	(2)%	24%	—%	24%
Total revenue	$348,312	$299,862	16%	1%	17%	(3)%	14%

	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2012	2011	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$311,749	$258,498	21%	—%	21%	(3)%	18%
Europe	249,052	223,027	12%	5%	17%	(11)%	6%
Most of World	38,927	30,697	27%	(1)%	26%	—%	26%
Total revenue	$599,728	$512,222	17%	2%	19%	(5)%	14%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar and excludes the impact of gains or losses on effective foreign currency hedges recognized in revenue. Constant-currency organic revenue growth also excludes the impact of revenue from acquisitions. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Cost of revenue	$114,150	$99,661	15%	$202,177	$177,725	14%
% of revenue	32.8%	33.2%		33.7%	34.7%
Technology and development expense	$40,045	$29,792	34%	$77,702	$56,466	38%
% of revenue	11.5%	9.9%		13.0%	11.0%
Marketing and selling expense	$134,364	$110,644	21%	$234,361	$186,988	25%
% of revenue	38.6%	36.9%		39.1%	36.5%
General and administrative expense	$26,712	$27,223	(2)%	$52,213	$48,755	7%
% of revenue	7.6%	9.1%		8.7%	9.5%
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

The increase in cost of revenue from the comparative period in 2011 to the three and six months ended December 31, 2012 was primarily attributable to the increased volume of product shipments during the current year period, including those from Albumprinter. The decrease in cost of revenue, as a percentage of total revenue, from the three and six months ended December 31, 2011 to 2012 is due to improved overhead absorption as a result of higher product sales, increased labor and production efficiency, and improvements in our materials sourcing, offset by higher materials costs for upgraded substrate quality in line with our strategy. In addition, the decrease in cost of revenue, as a percentage of total revenue for the six month period ended December 31, 2012, includes a benefit from a non-cash gain substantially recognized in the first quarter related to a free piece of equipment.
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
The growth in our technology and development expenses of $10.3 million and $21.2 million for the three and six months ended December 31, 2012, respectively, as compared to the prior comparative periods was primarily due to increased payroll and facility-related costs of $7.5 million and $15.2 million, respectively,due to increased headcount in our technology development and information technology support organizations. At December 31, 2012, we employed 741 employees in these organizations compared to 535 employees at December 31, 2011. Share-based compensation increased by $1.5 million and $2.9 million, respectively, as compared to the prior comparative period. In addition, other technology and development expenses increased $0.4 million and $1.3 million for the three and six months ended December 31, 2012, respectively, as compared to the prior comparative periods due to increased employee travel and training costs, recruitment costs, and increased depreciation, hosting services, and other costs related to continued investment in our website infrastructure offset by decreased amortization expense of capitalized software costs due to our change in accounting estimate related to capitalized software costs as discussed in Note 2 of the accompanying consolidated financial statements. The three and six months ended December 31, 2012 include $0.9 million and $1.8 million, respectively, of additional amortization of acquired developed technology assets from the acquisitions of Albumprinter and Webs as compared to fiscal 2012.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $23.7 million and $47.4 million for the three and six months ended December 31, 2012, respectively, as compared to the prior comparative periods was driven primarily by increases of $15.1 million and $28.5 million, respectively, in advertising costs and commissions related to new customer acquisition and costs of promotions targeted at our existing customer base, an integral component of our long-term growth strategy. We continued to expand our marketing organization and our customer service, sales and design support centers and at December 31, 2012, we employed 1,678 employees in these organizations compared to 1,355 employees at December 31, 2011, resulting in increased payroll and facility-related costs when compared to prior periods of $6.0 million and $12.7 million, respectively. For the three and six months ended December 31, 2012, share-based compensation costs increased $1.1 million and $2.1 million, respectively, as compared to the prior comparative periods while other marketing and selling expenses also increased by $1.3 million and $2.6 million, respectively, due to increased depreciation costs, payment processing fees, and professional fees. Furthermore, the first three and six months of fiscal 2013 include additional amortization expense from acquired customer and brand name intangible assets of $0.2 million and $1.5 million, respectively, related to the acquisitions of Albumprinter and Webs as compared to the same periods in fiscal 2012.

General and administrative expense
General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three months ended December 31, 2012, our general and administrative expenses decreased as compared to the prior period by $0.5 million, primarily due to decreased third party professional fees of $2.1 million. These decreased costs were offset by our continued investment in our executive management, finance, legal and human resource organizations, resulting in increased payroll and facility related costs $0.8 million and share-based compensation of $0.8 million. At December 31, 2012, we employed 405 employees in these organizations compared to 324 employees at December 31, 2011.
The increase in our general and administrative expenses of $3.5 million for the six months ended December 31, 2012 as compared to the same prior year period, was primarily due to increased payroll and facility-related costs of $4.5 million, which is inclusive of $2.0 million of increased share-based compensation expense, as a result of our continued investment in our executive management, finance, legal and human resource organizations including share awards that are expensed using an accelerated attribution method as compared to historical awards. These payroll related increases were offset by a $1.4 million decrease in professional fees, as the fiscal 2012 comparable period included transaction costs associated with our Albumprinter and Webs acquisitions, as well as expenses associated with a patent infringement trial, which did not recur in fiscal 2013. Other general and administrative expenses also increased by $0.4 million due to increased employee travel and training costs.
Other (expense) income, net
Other (expense) income, net, primarily consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. Foreign currency transaction activity was $0.3 million and $0.8 million of expense for the three and six months ended December 31, 2012, as compared to $2.4 million and $2.9 million of income for the same prior year period. The decrease is primarily related to a gain in the prior year periods from Euro currency transactions relating to the funding of the Albumprinter acquisition.
Interest expense, net
Interest expense, net, which consists of interest paid to financial institutions on outstanding balances on our credit facilities and amortization of debt issuance costs offset by interest income, increased to $1.3 million and $2.4 million for the three and six months ended December 31, 2012 as compared to $0.4 million and $0.3 million for the three and six months ended December 31, 2011, respectively. The increase in interest expense, net in the current period as compared to the prior year periods is a result of increased borrowings under our revolving credit facility, which was initiated in October 2011.
Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Income tax provision	$8,189	$2,871	$8,323	$4,978
Effective tax rate	26.0%	8.3%	27.7%	11.1%
Income tax expense increased to $8.2 million and $8.3 million for the three and six months ended December 31, 2012 as compared to $2.9 million and $5.0 million for the same prior year period. The change in the income tax expense as compared to the same prior year period is primarily attributable to the increase in our forecasted annual effective tax rate for fiscal 2013 as compared to fiscal 2012. The increase in the annual effective tax rate from the prior year period is primarily due to higher forecasted tax expense as a result of a change in the jurisdictional mix of our annual forecasted pre-tax earnings and the growth in our operating expenses, which form the basis upon which our cost-based transfer pricing agreements determine pre-tax profits and related income tax expense for most of our subsidiaries. Since our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. In addition, our tax expense for three months ended December 31, 2011 included a benefit from a currency exchange loss recognized by one of our

Dutch entities for tax purposes of $3.1 million, while our tax expense for the three months ended December 31, 2012 includes a benefit of $1.9 million related to a tax election filed during the period by one of our Canadian entities to file its tax reporting using U.S. Dollars.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that it could have a material impact on our financial condition, results of operations or cash flows. See Note 8 in our accompanying financial statements for additional discussion.
Loss in Equity Interest
In July 2013, we made an indirect investment in a Chinese printing business for a 34.5% proportionate ownership. Our share of the loss for the three and six months ended December 31, 2012 was $0.3 million and $0.4 million, respectively. See Note 9 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Six Months Ended December 31,
	2012	2011
Net cash provided by operating activities	$95,183	$111,680
Net cash used in investing activities	(70,393)	(211,760)
Net cash used in financing activities	(23,691)	(66,095)
At December 31, 2012, we had $64.7 million of cash and cash equivalents and $230.5 million of long-term debt. Cash and cash equivalents increased $2.5 million during the six months ended December 31, 2012. The cash flows during six months ended December 31, 2012 related primarily to the following items:
Cash inflows:

•	Net income of $21.3 million;

•
Positive adjustments to accrual based net income for non-cash items of $42.8 million primarily related to depreciation and amortization of $30.8 million and share-based compensation costs of $16.6 million;

•	Proceeds from borrowing of long-term debt of $55.2 million; and

•	Increase from changes in working capital balances of $31.1 million.
Cash outflows:

•
Capital expenditures of $55.4 million of which $29.9 million were related to the construction of facilities, $14.9 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $10.6 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Repayments of long-term debt of $53.9 million;

•	Purchases of our ordinary shares of $24.8 million;

•	Our indirect investment in Namex of $12.8 million; and

•	Internal costs for software and website development that we have capitalized of $3.1 million.
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2012, we financed our operations, strategic investments in capital expenditures, ordinary share purchases and equity investments primarily through internally generated cash flows from operations. Due to our recent investments, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements, for the foreseeable future. We currently plan to invest approximately $85 million to $95 million on total capital expenditures in fiscal 2013, of which we have currently invested $55.4 million to date, which represents a substantial increase from fiscal 2012 primarily due to the expansion of our manufacturing capacity in Europe and India and the purchase of other IT and manufacturing equipment required to support our long-term growth strategy.
Long-term Debt. On October 21, 2011, we entered into a senior credit agreement with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, that provides for an unsecured revolving credit facility of up to $250.0 million in aggregate loan commitments, with letter of credit and swing line loan sublimits of $25.0 million each. On April 13, 2012, we increased the aggregate loan commitments under the credit agreement by $137.5 million, to a total of $387.5 million, by adding new lenders and increasing the commitments of several existing lenders. We may from time to time, so long as no default or event of default has occurred and is continuing, further increase the loan commitments under the credit agreement by up to $150.0 million by adding new commitments or increasing the commitment of willing lenders. The maturity date of the credit agreement is October 21, 2016. In order to mitigate our exposure to interest rate variability, in July 2012 we executed interest rate swap contracts to fix our interest payments on $100.0 million of our outstanding debt with varying maturities. See Note 4 in our accompanying consolidated financial statements for additional discussion.
In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchase our ordinary shares, or support our long-term growth. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. The amount available for borrowing under our credit facility as of December 31, 2012 is as follows:

December 31, 2012
Maximum aggregate available borrowing amounts	$387,500
Outstanding borrowings of credit facility	230,500
Remaining amount	157,000
Limitations to borrowing due to debt covenants and other obligations (1)	(31,915)
Amount available for borrowing as of December 31, 2012	$125,085
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
    At December 31, 2012, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement included as an exhibit to Form 8-K filed on October 26, 2011.

Contractual Obligations
Contractual obligations at December 31, 2012 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$48,999	$12,632	$20,807	$13,382	$2,178
Purchase obligations	20,155	20,155	—	—	—
Long-term debt obligations	246,511	4,297	8,398	233,816	—
Other obligations	25,818	8,194	6,501	6,656	4,467
Total (1)	$341,483	$45,278	$35,706	$253,854	$6,645
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.1 million as of December 31, 2012 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 8 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2018. Future rental payments required under our leases are an aggregate of approximately $49.0 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.8 million and $0.9 million, respectively.
Purchase Obligations. At December 31, 2012, we had unrecorded commitments under contract of $20.2 million, which were principally composed of the site development and construction for the expansion of our Venlo, the Netherlands manufacturing facility of $2.9 million, production and computer equipment purchases of approximately $5.0 million, and other unrecorded purchase commitments of $12.2 million.
Long-Term Debt. Amounts outstanding are due at maturity of our credit facility on October 21, 2016. Interest payable included in this table is based on the interest rate as of December 31, 2012 and assumes all amounts outstanding will not be paid until maturity.
Other Obligations. Includes an installment obligation of $20.8 million related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2012. Also included is a $5.0 million additional funding obligation due to our investment in Namex which is payable on or before October 1, 2013.
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
As of July 1, 2012, we revised the estimated useful life of our capitalized software and website developments costs from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimated useful life increased our pre-tax income for the three and six months ended December 31, 2012, by approximately $0.7 million and $1.4 million, respectively, when compared to the historical estimated useful life and could have a material impact in the future.
During the three months ended December 31, 2012, we revised our interim accrual practice for cash incentive compensation that is paid based on achievement of annual performance targets. Historically, the related costs were accrued each interim period based upon the weight of year-to-date results relative to forecasted annual achievement; however, due to fluctuations in the pattern of quarterly results relative to historical trends and interim periods of net loss, we believe a straight-line attribution method better matches the pattern of how the employee earns the award. This change in practice does not affect full year net income, but does affect the trend of quarterly earnings relative to past interim periods. This change resulted in a benefit to our pre-tax income for the three and six months ended December 31, 2012 of $1.9 million as compared to our historical practice and will decrease earnings in our third and fourth fiscal quarters subject to changes in the expected payout based on actual attainment.
Other than these changes, management believes there have been no material changes during the six months ended December 31, 2012 to the critical accounting policies and estimates reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 15, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of December 31, 2012, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate fluctuations.
As of December 31, 2012, we have $230.5 million of total U.S. dollar denominated variable rate long-term debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate this exposure to interest rate changes, we executed interest rate swap contracts to fix the interest rate on $100.0 million of our outstanding long-term debt with varying maturities. A hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an annual increase of interest expense of approximately $1.6 million.
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

In order to mitigate the exposure related to currency exchange rate volatility on our net income, we began to execute foreign currency forward contracts in November 2012. Our current contracts mature by the end of the current fiscal year.

•
Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive loss on the consolidated balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $4.7 million and $4.0 million on our income before taxes for the three months ended December 31, 2012 and 2011, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.
Foreign currency transaction (losses) gains included in other (expense) income, net for the three months ended December 31, 2012 and 2011, were $0.3 million of losses and $2.4 million of gains, respectively. Foreign currency transaction (losses) gains included in other (expense) income, net for the six months ended December 31, 2012 and 2011, were $0.8 million of losses and $2.9 million of gains, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
During the six months ended December 31, 2012, we implemented a process and internal controls related to accounting for derivative instruments including hedge documentation, initial and ongoing hedge effectiveness testing, and the valuation of our outstanding derivative instruments. While the activity during the period was not material, values and the volumes or types of derivative instruments that we enter into may increase in the future.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the objectives of the long-term investment and financial strategy we originally announced in July 2011, our associated financial projections relating to the long-term growth of our business may turn out to be incorrect, and our investments in our business may fail to affect our revenue or EPS growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in Europe;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income goals due to lower revenue or higher than expected costs or taxes;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future in ways that may be beyond our control. Our actual results may differ materially from our projections due to various factors, including but not limited to the factors listed immediately above and in the risk factor below entitled "Our quarterly financial results will often fluctuate," which is also applicable to longer term results.
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

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate acquired businesses, such as our costs relating to the acquisitions of Albumprinter and Webs; and

•	impairments of our tangible and intangible assets including goodwill.

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
A significant portion of our revenues and expenses are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk, despite our efforts to mitigate such risk through our foreign currency hedge program.
We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished, particularly in certain currencies where we have disproportionate revenues or expenses. Our revenue and results of operations may differ materially from expectations as a result of currency exchange rate fluctuations. As we expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations is increasing. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency.
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

A component of our strategy is to selectively pursue acquisitions of businesses, technologies, or services, and accordingly we completed the acquisitions of Albumprinter in October 2011 and Webs in December 2011 and may make other acquisitions in the future. Integrating newly acquired businesses, technologies, and services is complex, expensive, time consuming and subject to many risks, including the following:

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

In addition, to finance our recent acquisitions, we borrowed additional amounts under our credit facility, and we may need to raise additional funds for any future acquisitions. Financing may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders or subject us to covenants restricting the activities we may undertake. The time and expense associated with finding suitable and compatible businesses, technologies, or services to acquire could also disrupt our ongoing business and divert our management's attention.

We face risks related to interruption of our operations and lack of redundancy.

Our production facilities, websites, infrastructure, supply chain, and operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

•	fire, flood, earthquake, hurricane, or other natural disaster or extreme weather;

•	labor strike, work stoppage, or other issue with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	attacks on our external websites or internal network by hackers or other malicious parties;

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail;

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand; and

•	human error, including but not limited to poor managerial judgment or oversight.

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

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. We expect competition to increase in the future. The increased use of the Internet for commerce and other technological advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•	office superstores and other retailers targeting small business and home and family markets;

•	companies offering small business or consumer websites and other digital products, including website design and hosting companies;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, search directories, Google Places and other providers.
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

We rely heavily on email to market to and communicate with customers, and email communications are subject to regulatory and reputation risks.

Various private entities attempt to regulate the use of commercial email solicitation by blacklisting companies that the entities believe do not meet their standards, which results in those companies' emails being blocked from certain Internet domains and addresses. Although we believe that our commercial email solicitations comply with all applicable laws, from time to time some of our Internet protocol addresses appear on some of these blacklists. The blacklisting sometimes interferes with our ability to send operational or advertising emails to our current and potential customers and to send and receive emails to and from our corporate email accounts, which can interfere with our ability to market our products and services, communicate with our customers, and operate and manage our websites and corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services.

Further, we have contractual relationships with partners that market our products and services on our behalf, and some of our marketing partners engage third-party email marketers with which we do not have any contractual or other relationship. Although we comply with all applicable laws relating to email solicitations and our contracts with our partners require that they do the same, we do not always have control over the third-party email marketers that our partners engage. If such a third party were to send emails marketing our products and services in violation of applicable anti-spam or other laws, then our reputation could be harmed and we could potentially be liable for their actions.

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

We have entered into interest rate and foreign currency swap contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long-term debt and operating cash flows. Our objective in using these derivatives is to add stability to our net income and to manage our exposure to interest rate and foreign currency movements. If we do not accurately forecast our future long-term debt or expenditure levels, execute contracts that do not effectively mitigate our economic exposure to variable interest and currency rates, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be negatively impacted.

Our business and results of operations may be negatively impacted by general economic and financial market conditions, and these conditions may increase the other risks that affect our business.

Many of the markets in which we operate are still in an economic downturn that we believe may have a negative impact on our business. Additionally, a significant portion of our revenues and costs are in Europe where the volatility of the capital markets and the state of government finances has continued to result in uncertainty for the outlook of the region and potential for one or more countries to exit the Eurozone. Turmoil in the world's financial markets has materially and adversely impacted the availability of financing to a wide variety of businesses, including micro businesses, and the resulting uncertainty led to reductions in capital investments, marketing expenditures, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the demand for our products and services, our financial results from operations, and our ability to attract and retain employees in jurisdictions where we have significant operations.

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

Due to our dependence on the Internet for our sales, laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. It is not always clear how existing laws governing these and other issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act, and the U.S. CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

We face judicial and regulatory challenges to our practice of offering free products and services, which, if successful, could hinder our ability to attract customers and generate revenue.

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, such as the shipping and processing charges associated with these offers, from time to time we face claims, complaints, and inquiries from our customers, competitors, governmental regulators, standards bodies, and others that our free offers are misleading or do not comply with applicable legislation or regulation, and we may receive similar complaints, claims and inquiries in the future. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

If we were required to review the content that our customers incorporate into our products and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, the vast majority of our sales do not involve any human-based review of content. Although our websites' terms of use specifically require customers to represent that they have the right and authority to reproduce a given content and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content for a product order that we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction, which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines, or monetary damages.

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

Our inability to acquire or maintain domain names in each country or region where we currently or intend to do business could negatively impact our ability to sell our products and services in that country or region.

We sell our products and services primarily through our websites and from time to time we have difficulty obtaining a domain name using Vistaprint or our other trademarks in a particular country or region. The requirements for obtaining domain names vary from region to region and are subject to change, and the relationship between the regulations governing domain names and the laws protecting trademarks and similar proprietary rights is unclear. We may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to use a domain name in a particular country, then we could be forced to purchase the domain name from an entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; incur significant additional expenses to develop a new brand to market our products within that country; or elect not to sell products in that country.

Our results of operations may be negatively affected if we are required to charge sales, value added, or other taxes on Internet sales in additional jurisdictions.

In some of the jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Vistaprint is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce, and in many cases, it is not clear how existing statutes apply to the Internet or e-commerce. For example, some state governments in the United States have imposed or are seeking to impose indirect taxes on Internet sales. The imposition by national, state or local governments, whether within or outside the United States, of additional taxes upon Internet commerce could create administrative burdens for us, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, or otherwise negatively impact our results of operations. Additionally, a successful assertion by one or more governments in jurisdictions where we are not currently collecting sales or value added taxes that we should be, or should have been, collecting indirect taxes on the sale of our products could result in substantial tax liabilities for past sales.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 8 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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

Our intercompany arrangements may be challenged, which could result in higher taxes or penalties and an adverse effect on our earnings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 14, 2012, we announced that our Supervisory Board authorized the purchase of up to 4,015,127 of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934) or in one or more self tender offers. This share purchase authorization expires on March 30, 2013, and we may suspend or discontinue the purchase program at any time. The following table outlines the purchases of our ordinary shares during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
October 1, 2012 through October 31, 2012	111,700	$29.97	111,700
November 1, 2012 through November 30, 2012	701,300	$29.92	701,300
December 1, 2012 through December 31, 2012	14,346	$31.00	14,346	$12,344,681
Total	827,346	$29.94	827,346	$12,344,681
(1) Average price paid per share includes commissions paid in connection with our publicly announced share purchase program.
(2) Value based on an aggregate of 375,675 shares at an assumed purchase price of $32.86 per share, which was the closing price of our ordinary shares on December 31, 2012, as reported on the NASDAQ.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 1, 2013                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Vistaprint N.V., as amended
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.