Form 10-Q
period 2013-03-31
VISTAPRINT N.V.
filed 2013-04-26
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 19, 2013, there were outstanding 32,644,049 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$51,306	$62,203
Accounts receivable, net of allowances of $358 and $189, respectively	21,501	20,125
Inventory	8,378	7,168
Prepaid expenses and other current assets	23,227	26,102
Total current assets	104,412	115,598
Property, plant and equipment, net	286,797	261,228
Software and web site development costs, net	8,459	5,186
Deferred tax assets	225	327
Goodwill	140,613	140,429
Intangible assets, net	33,698	40,271
Other assets	29,768	29,390
Investment in equity interests	12,392	—
Total assets	$616,364	$592,429
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,589	$25,931
Accrued expenses	105,448	98,402
Deferred revenue	19,134	15,978
Deferred tax liabilities	1,191	1,668
Current portion of long-term debt	9,500	—
Other current liabilities	158	—
Total current liabilities	154,020	141,979
Deferred tax liabilities	16,133	18,359
Other liabilities	15,527	13,804
Long-term debt	229,000	229,000
Total liabilities	414,680	403,142
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 and 120,000,000 shares authorized, respectively; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 and 120,000,000 shares authorized, respectively; 44,080,627 and 49,950,289 shares issued, respectively; and 33,187,958 and 34,119,637 shares outstanding, respectively	615	699
Treasury shares, at cost, 10,892,669 and 15,830,652 shares, respectively	(382,366)	(378,941)
Additional paid-in capital	293,657	285,633
Retained earnings	296,839	292,628
Accumulated other comprehensive loss	(7,061)	(10,732)
Total shareholders’ equity	201,684	189,287
Total liabilities and shareholders’ equity	$616,364	$592,429

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue	$287,684	$257,634	$887,412	$769,856
Cost of revenue (1)	99,107	88,808	301,284	266,533
Technology and development expense (1)	43,004	35,696	120,706	92,162
Marketing and selling expense (1)	109,966	97,622	344,327	284,610
General and administrative expense (1)	25,874	27,724	78,087	76,479
Income from operations	9,733	7,784	43,008	50,072
Other income (expense), net	260	(1,457)	(559)	1,441
Interest expense, net	(1,283)	(582)	(3,709)	(921)
Income before income taxes and loss in equity interests	8,710	5,745	38,740	50,592
Income tax provision	2,264	5,471	10,587	10,449
Loss in equity interests	580	—	1,023	—
Net income	$5,866	$274	$27,130	$40,143
Basic net income per share	$0.18	$0.01	$0.81	$1.04
Diluted net income per share	$0.17	$0.01	$0.78	$1.01
Weighted average shares outstanding — basic	33,267,073	36,422,690	33,441,581	38,448,111
Weighted average shares outstanding — diluted	34,394,467	37,677,447	34,636,650	39,556,257
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Cost of revenue	$104	$74	$309	$245
Technology and development expense	2,297	1,394	6,903	3,087
Marketing and selling expense	1,594	474	4,733	1,527
General and administrative expense	4,175	5,474	12,842	12,143

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$5,866	$274	$27,130	$40,143
Other comprehensive income:
Foreign currency translation	(4,657)	6,172	3,569	(13,980)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	617	—	102	—
Total comprehensive income	$1,826	$6,446	$30,801	$26,163

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended March 31,
	2013	2012
Operating activities
Net income	$27,130	$40,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,993	43,365
Share-based compensation expense	24,787	17,002
Excess tax benefits derived from share-based compensation awards	1,808	(71)
Deferred taxes	(4,130)	(2,181)
Loss in equity interests	1,023	—
Non-cash gain on equipment	(1,414)	—
Abandonment of long-lived assets	977	—
Other non-cash items	125	189
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(1,153)	(2,428)
Inventory	(1,143)	688
Prepaid expenses and other assets	7,270	(6,031)
Accounts payable	(3,280)	1,966
Accrued expenses and other liabilities	4,325	28,658
Net cash provided by operating activities	103,318	121,300
Investing activities
Purchases of property, plant and equipment	(66,523)	(32,938)
Business acquisitions, net of cash acquired	—	(180,675)
Proceeds from sale of intangible assets	1,750	—
Purchases of intangible assets	(452)	(172)
Capitalization of software and website development costs	(5,579)	(4,302)
Maturities and redemptions of marketable securities	—	529
Investment in equity interests	(12,753)	—
Issuance of note receivable	(512)	—
Net cash used in investing activities	(84,069)	(217,558)
Financing activities
Proceeds from borrowings of long-term debt	79,712	219,500
Payments of long-term debt and debt issuance costs	(71,714)	(94,222)
Payments of withholding taxes in connection with vesting of restricted share units	(2,460)	(2,728)
Purchases of ordinary shares	(36,290)	(209,645)
Excess tax benefits derived from share-based compensation awards	(1,808)	71
Proceeds from issuance of ordinary shares	2,024	958
Net cash used in financing activities	(30,536)	(86,066)
Effect of exchange rate changes on cash	390	(2,091)
Net decrease in cash and cash equivalents	(10,897)	(184,415)
Cash and cash equivalents at beginning of period	62,203	236,552
Cash and cash equivalents at end of period	$51,306	$52,137
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other period. The consolidated balance sheet at June 30, 2012 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”). Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.
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
Interim Period Changes in Estimate
As of July 1, 2012, we revised the estimated useful life of our capitalized software and website developments costs from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimated useful life increased our pre-tax income for three and nine months ended March 31, 2013, by approximately $699 and $2,056, respectively, when compared to the historical estimated useful life and could have a material impact in the future.
During the second fiscal quarter, we revised our interim accrual practice for cash incentive compensation that is paid based on achievement of annual performance targets. Historically, the related costs were accrued each interim period based upon the weight of year-to-date results relative to the forecasted annual target; however, due to fluctuations in the pattern of quarterly results relative to historical trends and interim periods of net loss, we believe a straight-line attribution method better matches the pattern of how the employee earns the award. This change in practice does not affect full year net income, but does affect the trend of quarterly earnings relative to past interim periods. This change lowered our pre-tax income by $1,568 for the three months ended March 31, 2013, while the year-to-date impact is a benefit to our pre-tax income of $320 as compared to our historical practice. Our fourth fiscal quarter earnings will be negatively impacted by these changes subject to any changes in the expected payout based on actual attainment.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted average shares outstanding, basic	33,267,073	36,422,690	33,441,581	38,448,111
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,127,394	1,254,757	1,195,069	1,108,146
Shares used in computing diluted net income per share	34,394,467	37,677,447	34,636,650	39,556,257
Weighted average anti-dilutive shares excluded from diluted net income per share	1,512,722	1,137,103	1,918,796	1,447,398
Share-Based Compensation
During the three and nine months ended March 31, 2013, we recorded share-based compensation expense of $8,170 and $24,787, respectively, and $7,416 and $17,002 during the three and nine months ended March 31, 2012, respectively. Share-based compensation expense has increased in the nine months ended March 31, 2013 as compared to the prior year period primarily due to restricted shares granted in conjunction with the December 2011 acquisition of Webs, Inc., as well as premium-priced share options that were granted in May and August of 2012 to certain executives as part of our re-designed long-term incentive program.
As of March 31, 2013, there was $61,724 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.16 years.
Investments in Equity Interests
We record our share of the results of investments in equity interests within loss in equity interests on the consolidated statements of operations. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment, which involves considering factors such as comparable valuations of public companies similar to the entity in which we have an equity investment, current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other entity and industry specific information.

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
Treasury Shares
Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. Effective January 28, 2013, 5,869,662 of our ordinary shares issued and held in our treasury account were canceled and have become authorized but unissued ordinary shares, as authorized by our shareholders on November 8, 2012. These canceled shares represent the remaining balance as of November 8, 2012 of the ordinary shares that were held in treasury at the date of the redomiciliation of our publicly traded parent company from Bermuda to the Netherlands in August 2009. The cancellation of the treasury shares resulted in a reduction of additional paid in capital and retained earnings.
Recently Issued or Adopted Accounting Pronouncements
Effective January 1, 2013 we adopted ASU 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to disclose amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of financial statements or in a single note, significant amounts reclassified out of accumulated other comprehensive income and the income statement line item affected by the reclassification. The adoption of this ASU did not have a material effect on our financial position or results of operations. See footnote 5 for further details.
In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which clarifies the scope of the offsetting disclosures of ASU 2011-11. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. We adopted ASU 2013-01 effective January 1, 2013, which did not have a material impact on our disclosures.

3. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$498	$—	$498	$—
Total assets recorded at fair value	$498	$—	$498	$—

Liabilities
Interest rate swap contracts	$309	$—	$309	$—
Currency forward contracts	149	—	149	—
Total liabilities recorded at fair value	$458	$—	$458	$—

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Albumprinter contingent earn-out	$570	$—	$—	$570
Total liabilities recorded at fair value	$570	$—	$—	$570
During the three and nine months ended March 31, 2013 and March 31, 2012 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
The valuations of the derivatives intended to mitigate our interest rate and currency risk are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves, interest rate volatility, or spot and forward exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
The following table represents the changes in fair value of Level 3 contingent consideration:

Albumprinter contingent earn-out
Balance at June 30, 2012	$570
Fair value adjustment	(580)
Effect of currency translation adjustments	10
Balance at March 31, 2013	$—

The share purchase agreement for our acquisition of Albumprinter Holding B.V. in fiscal 2012 provided for an earn-out payment that was payable based on achieving certain operational results for calendar year 2012. This earn-out was measured at fair value and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Any changes in the fair value of contingent consideration related to updated assumptions and estimates have been recognized within the unaudited consolidated statements of operations in the period of change. As of March 31, 2013, the fair value of the liability was zero as the earn-out targets were not achieved and therefore, no payment was made.
As of March 31, 2013 and June 30, 2012, the carrying amounts of cash and cash equivalents, receivables, accounts payable, other current liabilities, and debt approximated their estimated fair values.
4. Derivative Financial Instruments
Hedges of Interest Rate Risk
We have entered into interest rate swap contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long-term debt. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the derivative agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended March 31, 2013, such derivatives were used to hedge the variable cash flows associated with our long-term debt. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended March 31, 2013, we did not hold any derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of March 31, 2013, we estimate that $202 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2014. As of March 31, 2013, we had 7 outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from 2013 - 2017. As the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2013	$100,000
Contracts with a future start date	95,000
Total	$195,000
Hedges of Currency Risk
We have executed currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. We currently have outstanding currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on our net income. Currency forward agreements involve fixing the exchange rate for delivery of a specified amount of currency on a specified date.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Assuming our currency forward contracts continue to qualify for hedge accounting, as of March 31, 2013, we estimate that $350 will be reclassified from accumulated other comprehensive loss to earnings during the twelve months ending March 31, 2014.

As of March 31, 2013, we had the following outstanding currency forward contracts that were used to hedge fluctuations in the US Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, Great British Pound, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$22,450	November 8, 2012	Various 2013	15	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2013 and June 30, 2012:

	Asset Derivatives				Liability Derivatives
	March 31, 2013		June 30, 2012		March 31, 2013		June 30, 2012
Derivative designated as hedging instrument	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Other current assets	$—		$—	Other current liabilities/other liabilities	$309		$—
Currency forward contracts	Other current assets	498		—	Other current liabilities	149		—
Total derivatives designated as hedging instruments		$498		$—		$458		$—
As of March 31, 2013 there is no material impact on our balance sheet presentation for the netting of derivative financial instruments.
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the three and nine months ended March 31, 2013:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)
In thousands	Three months ended March 31, 2013	Nine months ended March 31, 2013
Interest Rate Swaps	$(90)	$(367)
Currency contracts that hedge revenue	1,058	407
Currency contracts that hedge cost of revenue	(137)	(55)
Currency contracts that hedge technology and development expense	(214)	(4)
Currency contracts that hedge general and administrative expense	(39)	(24)
	$578	$(43)
The following table presents the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments and the mark to market impact recorded within the statement of operations:

Derivatives not classified as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
In thousands	Three months ended March 31, 2013	Nine months ended March 31, 2013
Currency contracts	$(164)	$(112)	Other income (expense)

No comparative information is presented as we did not have any derivative financial instruments during the three and nine months ended March 31, 2012.

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $62, for the nine months ended March 31, 2013:

In thousands	Gains and Losses on Cash Flow Hedges	Currency translation adjustments	Total
Balance at June 30, 2012	$—	$(10,732)	$(10,732)
Other comprehensive income before reclassifications	(43)	3,569	3,526
Amounts reclassified from accumulated other comprehensive income to net income	145	—	145
Net current period other comprehensive income	102	3,569	3,671
Balance as of March 31, 2013	$102	$(7,163)	$(7,061)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2013:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net Income Gain/(Loss)		Affected line item in the Statement of Operations
In thousands	Three months ended March 31, 2013	Nine months ended March 31, 2013
Currency contracts that hedge revenue	$11	$8	Revenue
Currency contracts that hedge cost of revenue	22	11	Cost of revenue
Currency contracts that hedge technology and development expense	(30)	(39)	Technology and development expense
Currency contracts that hedge general and administrative expense	(4)	(6)	General and administrative expense
Interest Rate Swaps	(48)	(129)	Interest expense
Total before income tax	(49)	(155)	Total before Income Tax
Income tax benefit	10	10	Income tax provision
Total	$(39)	$(145)
6. Goodwill and Acquired Intangible Assets
Goodwill
We perform our annual goodwill impairment test on January 1 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. We elected to perform the traditional two-step goodwill impairment test for our January 1, 2013 analysis in order to establish an updated baseline fair value for each of our reporting units as the majority of our goodwill was established in the second quarter of fiscal 2012 immediately preceding our prior year annual goodwill impairment test.
Fair values are estimated using a discounted cash flow methodology. The discounted cash flows are based on our strategic plans and best estimates of revenue growth and operating profit by each reporting unit. Our analysis requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Our annual goodwill impairment test by reporting unit as of January 1, 2013 determined that the estimated fair value of each reporting unit sufficiently exceeds its carrying value and thus no further evaluation of impairment was necessary. While we believe our assumptions are reasonable, actual results could differ from our projections.

    The carrying amount of goodwill by segment as of June 30, 2012 and March 31, 2013 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2012	$96,469	$43,752	$208	$140,429
Effect of currency translation adjustments (1)	—	521	—	521
Adjustments	(337)	—	—	(337)
Balance as of March 31, 2013	$96,132	$44,273	$208	$140,613
_________________
(1) Relates to goodwill attributable to the Albumprinter acquisition as amounts are denominated in Euro.
Acquired Intangible Assets
Acquired intangible assets amortization expense was $2,379 and $7,009 for three and nine months ended March 31, 2013, respectively, and $2,485 and $3,843 for the three and nine months ended March 31, 2012, respectively.
7. Accrued Expenses
Accrued expenses included the following:

	March 31, 2013	June 30, 2012
Compensation costs (1)	$30,822	$32,513
Advertising costs (2)	25,902	21,355
Income and indirect taxes (3)	16,697	12,402
Shipping costs	5,363	4,614
Purchases of property, plant and equipment	4,122	6,952
Professional costs	2,537	2,277
Other	20,005	18,289
Total accrued expenses	$105,448	$98,402
_____________________
(1) The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2012 annual incentive compensation plans in the three months ended September 30, 2012 offset by higher compensation costs during fiscal 2013 driven by investments in increased headcount.
(2) The increase in accrued advertising costs is principally a result of our increased customer acquisition efforts.
(3) The increase in accrued income taxes and indirect taxes is principally a result of the timing of payment of indirect taxes.
8. Debt
On February 8, 2013, we entered into an amended and restated agreement, which we refer to as the restated credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, which modifies the senior credit agreement dated as of October 21, 2011. By adding new lenders and increasing the commitments of several existing lenders, the restated credit agreement consists of a secured credit facility to lend us an aggregate of $500,000 as follows:

•	Revolving loans of $35,000 with a maturity date of October 21, 2016;

•	Revolving loans of $365,000 with a maturity date of February 8, 2018;

•	Term loans of $100,000 made on February 8, 2013, amortizing over the loan period, with a final maturity date of February 8, 2018.
Up to $50,000 in borrowings may be made in Euro, Swiss Francs and such other non-United States Dollar currencies as permitted by our lenders. The restated credit agreement also contains letter of credit and swingline loan sublimits of $25,000 each. We may from time to time, so long as no default or event of default has occurred and is continuing, increase the loan commitments under the restated credit agreement by up to $200,000 by adding new commitments or increasing the commitment of willing lenders. As of March 31, 2013 and June 30, 2012, our debt outstanding was $238,500 and $229,000, respectively.
Under the terms of the Restated Credit Agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.25% to 2.00% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 2013, the weighted-average interest rate on outstanding borrowings was 1.98%. We must also pay a commitment fee on unused balances of 0.175% to 0.350% depending on our leverage ratio.
The restated credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including the purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2013 through 2018, and (2) financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed (i) 3.5 during the period from December 31, 2012 through December 31, 2013; (ii) 3.25 during the period from March 31, 2014 through December 31, 2014; and 3.0 after March 31, 2015;

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.0.
As of March 31, 2013, we were in compliance with all financial covenants under the credit agreement. The restated agreement also contains customary representations, warranties and events of default.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the restated credit agreement included as an exhibit to Form 8-K filed on February 13, 2013.
9. Income Taxes
Income tax expense was $2,264 and $10,587 for the three and nine months ended March 31, 2013, as compared to $5,471 and $10,449 for the same prior year period. On an annual basis, our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. Accordingly, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. Annual operating expenses are higher in 2013 as compared to 2012 thus resulting in a higher annual effective tax rate in 2013. Despite the higher effective tax rate in 2013, income tax expense is lower for the three months ended March 31, 2013 as compared to the same prior period in 2012 primarily attributable to the tax impact associated with the operational alignment of the Webs business and related intellectual property which was recognized in tax expense during the three months ended March 31, 2012. For the nine months ended March 31, 2013, tax expense is higher than the same prior year period, but partially offset by the currency exchange related tax benefit recognized during the three months ended December 31, 2012.
     As of March 31, 2013, we had a liability for unrecognized tax benefits included in the balance sheet of approximately $6,018, including accrued interest of $376. There have been no significant changes to these amounts for the three and nine months ended March 31, 2013. Of the total amount of unrecognized tax benefits, approximately $2,837 will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2007 through 2012 remain open for examination by the Internal Revenue Service and the years 2005 through 2012 remain open for examination in the U.S. states and the various non-US tax jurisdictions in which we file tax returns.
Vistaprint Limited (domiciled in Bermuda) is currently under income tax audit by the United States Internal Revenue Service (“IRS”). On August 16, 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. On September 17, 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case to be heard by the IRS Office of Appeals. As of the filing date of these financial statements, the case has not been officially transferred to the Appeals office, but we anticipate this will happen within the next three to six months. Based on the technical merits of this matter, we believe that our tax positions will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
In March 2013, Vistaprint USA, Incorporated and the IRS signed an RAR which effectively concluded the audit for tax years 2007 to 2010. We have included the impact of all RAR adjustments in our financial statements, accordingly, which did not have a material impact to our net income. The audit of the income tax return for the tax year 2011 continues to progress in the field examination stage.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., is currently under federal income tax examination in Canada for tax years 2005 and 2006. During the quarter ended December 31, 2012, we received Notices of Re-assessment for the tax year 2006, adjusting the transfer price for the contract printing services provided to Vistaprint Limited. In February 2013, we filed Notices of Objection to formally request a hearing before Canadian Appeals. Based on the technical merits of this matter, we believe that our tax position will be sustained.
Vistaprint USA, Incorporated and Vistaprint Limited are both currently under income tax audit by the Massachusetts Department of Revenue. The tax years under examination are 2006 to 2008 and 2005 to 2011, respectively. These audits are still at the level of the field examination phase.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
10. Investment in Equity Interests
On July 10, 2012, we acquired an equity interest in Namex Limited and its related companies ("Namex") for $12,653 in cash and $500 to be paid on an installment basis through December 31, 2016. Namex includes an established Chinese printing business, and the investment provides us with access to this new market and an opportunity to participate in longer-term growth in China. Our proportionate ownership share as of March 31, 2013 is 34.5%, with additional call options to increase ownership incrementally over the coming eight years, and we are contractually committed to invest approximately $5,000 on or before October 1, 2013 which will result in an ownership share of approximately 42%.
This investment is accounted for using the equity method. We record in net income a proportionate share of the earnings or losses of Namex with a corresponding increase or decrease in the carrying value of the investment. For the three and nine months ended March 31, 2013, we recorded a loss of $580 and $1,023, respectively, attributable to Namex in our consolidated statement of operations. As of March 31, 2013, the carrying value of our Namex investment in our consolidated balance sheet was $12,392. As of March 31, 2013, we have a contractual loan arrangement with the majority shareholder of Namex, resulting in a loan receivable of $512 that is due with 6.5% per annum interest on or before December 31, 2016.
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
    We do not have any other material commercial arrangements with Namex as of March 31, 2013.

11. Segment Information
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
Consistent with our historical reporting, the costs associated with shared central functions are not allocated to the reporting segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer service, sales and design support. As a result of our July 1, 2012 re-organization, the cost of our North America and Europe legal, human resource, and facilities management functions were re-classified to "Corporate and global functions," whereas, the cost of these same functions remains in our Most of World segment. We do not allocate non-operating income to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by our Venlo, the Netherlands facility for the Most of World segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, we do not fully allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment. Our balance sheet information is not presented to the CODM on an allocated basis and therefore we do not present asset information by segment.
Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue:
North America	$163,029	$141,968	$474,778	$400,466
Europe	108,255	100,228	357,307	323,255
Most of World	16,400	15,438	55,327	46,135
Total revenue	$287,684	$257,634	$887,412	$769,856

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Income (loss) from operations:
North America	$50,234	$40,309	$147,335	$119,120
Europe	25,772	22,615	82,201	83,511
Most of World	(2,847)	(370)	(4,725)	3,051
Corporate and global functions	(63,426)	(54,770)	(181,803)	(155,610)
Total income from operations	$9,733	$7,784	$43,008	$50,072

The following tables set forth long-lived assets by geographic area:

	March 31, 2013	June 30, 2012
Long-lived assets (1):
Netherlands	$125,840	$109,498
Canada	94,141	98,071
Australia	41,838	42,928
United States	36,405	34,673
Jamaica	26,598	22,614
Bermuda	19,208	17,933
Switzerland	4,585	5,112
India	4,778	1,206
Other	5,329	4,040
Total	$358,722	$336,075
___________________
(1) Excludes goodwill of $140,613 and $140,429 and deferred tax assets of $225 and $327 as of March 31, 2013 and June 30, 2012, respectively, and the investment in equity interests of $12,392 as of March 31, 2013.
12. Commitments and Contingencies
Purchase Obligations
At March 31, 2013, we had unrecorded commitments under contract of $18,565, which were principally composed of inventory purchase commitments of approximately $6,107, production and computer equipment purchases of approximately $3,354, various facility expansion and improvement projects of $2,072, and other unrecorded purchase commitments of $7,032.
Other Obligations
We have an outstanding installment obligation of $20,539 related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2013. In addition, we have a $5,000 funding obligation associated with our investment in Namex payable on or before October 1, 2013.
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
Executive Overview
For the three and nine months ended March 31, 2013, we reported revenue of $287.7 million and $887.4 million, respectively, representing 12% and 15% revenue growth over the same periods in the prior year. Constant-currency revenue growth was 12% and 17% for the three and nine months ended March 31, 2013. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 11% and 13% for the three and nine months ended March 31, 2013. Our organic constant-currency revenue growth in the first nine months of fiscal 2013 continues to be lower than our historical growth, and reflects a contrast of regional executional performance. Revenue from acquisitions contributed approximately 4% to our overall revenue growth during the nine month period.
Our diluted earnings per share ("EPS") for the three months ended March 31, 2013 increased to $0.17, as compared to $0.01 for the prior comparable period, primarily as a result of increased revenue, decreased general and administrative expenses, favorable changes in both income tax expense and other income (expense), and decreased share count amounts due to our repurchase activity. Despite the positive growth of EPS for the three month period, as well as the growth in our consolidated revenue and continued share repurchases, EPS for the nine months ended March 31, 2013 declined 23% from the same prior year period to $0.78. This decline was primarily due to planned investments we made in support of our long-term growth strategy including increased investment levels in our organic business such as advertising and other marketing expenditures in support of new and repeat customer growth, technology and development resources in support of our customer value proposition, and manufacturing and supply chain efficiency efforts. In addition, we have invested in our employee base and expanded in key departments, including additional resources in our MOW business unit to develop and implement our long-term strategy for emerging markets. The combined effect of our fiscal 2012 acquisitions and fiscal 2013 indirect equity investment in Namex continued to be dilutive to our earnings with share-based compensation, amortization expense and loss from equity interests totaling $5.0 million and $14.3 million in the three and nine months ended March 31, 2013, respectively.
On July 28, 2011, we introduced five-year organic revenue and EPS targets, along with an evolved financial and investment strategy to achieve our goals. We are in the midst of executing this strategy and have made significant progress in many of our strategic initiatives. However, the continuing weakness of our revenue performance in Europe in recent quarters has put significant pressure on our ability to achieve our 2016 revenue target. We continue to target our 2016 net income goal, as we believe we have many levers to help us minimize the impact of our weaker revenue outlook on net income. We believe we can achieve profit growth through a mix of the expected benefits of our strategy execution combined with a series of investment tradeoffs, improvements to our organizational effectiveness, advertising optimization and careful expense management. We believe that achieving our net income objectives will help position us to deliver longer-term value to our shareholders.
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

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•
Digital Marketing Services.  We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying organic digital subscribers has grown to approximately 356,000. In fiscal 2012, we acquired Webs to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. At acquisition, Webs had a base of approximately 100,000 paying customers, as well as millions of non-paying users of its products that has continued to grow.

•
Geographies outside North America and Europe. For the three and nine months ended March 31, 2013, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. To support our expansion into global emerging markets, during fiscal 2012 we opened offices in Singapore and Mumbai, India and acquired assets of Printbell, an India based printing business. More recently we made an indirect minority investment in a Chinese printing business in July 2012 and completed the launch of our new website and manufacturing facility in India in September 2012.

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

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.5%	34.5%	34.0%	34.6%
Technology and development expense	14.9%	13.8%	13.6%	12.0%
Marketing and selling expense	38.2%	37.9%	38.8%	37.0%
General and administrative expense	9.0%	10.8%	8.8%	9.9%
Income from operations	3.4%	3.0%	4.8%	6.5%
Other income (expense), net	—%	(0.6)%	—%	0.2%
Interest expense, net	(0.4)%	(0.2)%	(0.4)%	(0.1)%
Income before income taxes and loss in equity interests	3.0%	2.2%	4.4%	6.6%
Income tax provision	0.8%	2.1%	1.2%	1.4%
Loss in equity interests	0.2%	—%	0.1%	—%
Net income	2.0%	0.1%	3.1%	5.2%

In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Revenue	$287,684	$257,634	12%	$887,412	$769,856	15%
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

Revenue for the three months ended March 31, 2013 increased 12% to $287.7 million compared to the three months ended March 31, 2012 due to increases in sales across our product and service offerings in all of of our organic geographies, as well as revenue from the Albumprinter and Webs businesses which we acquired in the second quarter of fiscal 2012. The overall growth during this period was due to increases in the number of unique active customers, both new customer additions and repeat customers. Our MOW and organic European businesses contributed 10% and 5% constant-currency revenue growth during the three months ended March 31, 2013, which were below historical trends. The stronger U.S. dollar did not materially impact our revenue growth in the three months ended March 31, 2013, as compared to the prior year period.

Revenue for the nine months ended March 31, 2013 increased 15% to $887.4 million compared to the nine months ended March 31, 2012 due to increases in sales across our product and service offerings in our organic business, as well as revenue from the Albumprinter and Webs businesses which were included for only a portion of the prior period results. Our organic European business delivered 6% constant-currency revenue growth in the nine months ended March 31, 2013 as compared to the prior comparative period. We expect our revenue growth rate to remain below historical trends for at least the remainder of fiscal 2013 as we work to improve our performance. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 150 basis points in the nine months ended March 31, 2013, as compared to the prior year period.
In addition to the drivers of our quarterly revenue performance, we monitor unique active customers and average bookings per unique active customer on a trailing twelve-month, or TTM, basis. The overall growth during this period was driven by increases in the number of unique active customers, which grew by 14% to approximately 15.7 million. New customer additions and repeat customers both contributed to the increased order volume, which out-weighed the decrease in our average order booking per unique active customer. The following table summarizes our operational revenue metrics, excluding acquisitions, for the twelve months ended March 31, 2013 and 2012:

	TTM Ended March 31,
	2013	2012	% Increase/(Decrease)
Unique active customers	15.7 million	13.8 million	14%
New customers	10.1 million	9.0 million	12%
Retained customers	5.6 million	4.8 million	17%

Average bookings per unique active customer	$68	$69	(1)%
New customers	$50	$52	(4)%
Retained customers	$98	$100	(2)%
Total revenue by geographic segment for the three and nine months ended March 31, 2013 and 2012 is shown in the following table:
In thousands

	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$163,029	$141,968	15%	—%	15%	—%	15%
Europe	108,255	100,228	8%	—%	8%	(3)%	5%
Most of World	16,400	15,438	6%	4%	10%	—%	10%
Total revenue	$287,684	$257,634	12%	—%	12%	(1)%	11%

	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$474,778	$400,466	19%	—%	19%	(2)%	17%
Europe	357,307	323,255	11%	3%	14%	(8)%	6%
Most of World	55,327	46,135	20%	1%	21%	—%	21%
Total revenue	$887,412	$769,856	15%	2%	17%	(4)%	13%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar and excludes the impact of gains or losses on effective currency hedges recognized in revenue. Constant-currency organic revenue growth also excludes the impact of revenue from acquisitions. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.

The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Cost of revenue	$99,107	$88,808	12%	$301,284	$266,533	13%
% of revenue	34.5%	34.5%		34.0%	34.6%
Technology and development expense	$43,004	$35,696	20%	$120,706	$92,162	31%
% of revenue	14.9%	13.8%		13.6%	12.0%
Marketing and selling expense	$109,966	$97,622	13%	$344,327	$284,610	21%
% of revenue	38.2%	37.9%		38.8%	37.0%
General and administrative expense	$25,874	$27,724	(7)%	$78,087	$76,479	2%
% of revenue	9.0%	10.8%		8.8%	9.9%
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
The increase in cost of revenue from the comparative period in 2012 to the three and nine months ended March 31, 2013 was primarily attributable to the increased volume of product shipments during the current year period, including those from Albumprinter. Cost of revenue as a percent of revenue remained consistent with the fiscal 2012 three month comparable period. The decrease in cost of revenue, as a percentage of total revenue from the nine months ended March 31, 2012 to 2013 is due to improved overhead absorption as a result of higher product sales, increased labor and production efficiency, and improvements in our materials sourcing. In addition, the decrease in cost of revenue, as a percentage of total revenue for the nine months ended March 31, 2013, includes a benefit from a non-cash gain substantially recognized in the first quarter related to a free piece of equipment.
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
The growth in our technology and development expenses of $7.3 million and $28.5 million for the three and nine months ended March 31, 2013, respectively, as compared to the prior comparative periods was primarily due to increased payroll and facility-related costs of $6.8 million and $22.1 million, respectively, as a result of increased headcount in our technology development and information technology support organizations. At March 31, 2013, we employed 765 employees in these organizations compared to 586 employees at March 31, 2012. Share-based compensation increased by $1.0 million and $4.0 million, respectively, as compared to the prior comparative period. In addition, other technology and development expenses increased $1.4 million and $6.5 million for the three and nine months ended March 31, 2013, respectively, as compared to the prior comparative periods due to increased employee travel and training costs, recruitment costs, and increased depreciation, hosting services, and other costs related to continued investment in our website infrastructure. These expense increases in both periods were offset by decreased amortization expense of capitalized software costs due to our change in accounting estimate related to capitalized software costs of $1.9 million and $4.1 million as discussed in Note 2 of the accompanying consolidated financial statements. The nine months ended March 31, 2013 includes $1.3 million of additional amortization of acquired developed technology assets from the acquisitions of Albumprinter and Webs as compared to fiscal 2012.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $12.3 million and $59.7 million for the three and nine months ended March 31, 2013, respectively, as compared to the prior comparative periods was driven primarily by increases of $4.5 million and $33.0 million, respectively, in advertising costs and commissions related to new customer acquisition and promotions targeted at our existing customer base, an integral component of our long-term growth strategy. We continued to expand our marketing organization and our customer service, sales and design support centers and at March 31, 2013, we employed 1,675 employees in these organizations compared to 1,440 employees at March 31, 2012, resulting in increased payroll and facility-related costs when compared to prior periods of $5.2 million and $17.9 million, respectively. For the three and nine months ended March 31, 2013, share-based compensation costs increased $1.1 million and $3.2 million, respectively, as compared to the prior comparative periods while other marketing and selling expenses also increased by $1.1 million and $3.7 million, respectively, due to increased depreciation costs, payment processing fees, and professional fees. Furthermore, the first three and nine months of fiscal 2013 include additional amortization expense from acquired customer and brand name intangible assets of $0.4 million and $1.9 million, respectively, related to the acquisitions of Albumprinter and Webs as compared to the same periods in fiscal 2012.
General and administrative expense
General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three months ended March 31, 2013, our general and administrative expenses decreased as compared to the prior period by $1.9 million, primarily due to a decrease in third party professional fees of $1.4 million in part due to fees in the prior year related to our acquisitions, as well as a decrease in share-based compensation expense of $1.3 million due primarily to the reclassification of a portion of the share-based compensation expense to selling and marketing expense in fiscal 2013 associated with restricted shares granted as part of the Webs acquisition in line with our July 1, 2013 re-organization. This decrease was partially offset by an increased trend of shared-based compensation expense relative to the prior year period as a result of new share awards that are expensed using an accelerated attribution method These decreased costs were partially offset by our continued investment in our executive management, finance, legal and human resource organizations, resulting in increased payroll and facility related costs of $1.0 million. At March 31, 2013, we employed 391 employees in these organizations compared to 356 employees at March 31, 2012.
The increase in our general and administrative expenses of $1.6 million for the nine months ended March 31, 2013, as compared to the same prior year period, was primarily due to increased payroll and facility-related costs of $4.2 million, which is inclusive of $0.7 million of increased share-based compensation expense, as a result of our continued investment in our executive management, finance, legal and human resource organizations including share awards that are expensed using an accelerated attribution method as compared to historical awards. These payroll related increases were offset by a $2.8 million decrease in professional fees, as the fiscal 2012 comparable period included transaction costs associated with our Albumprinter and Webs acquisitions, as well as expenses associated with a patent infringement trial, which did not recur in fiscal 2013.
Other income (expense), net
Other income (expense), net, primarily consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. Currency transaction activity for the three months ended March 31, 2013 was $0.3 million of income as compared to $1.5 million of expense for the same prior year period. Other income (expense), net decreased to $0.6 million of expense for the nine months ended March 31, 2013, from $1.4 million of income for the same prior year period. The decrease is primarily related to a gain in the prior year period from Euro currency transactions relating to the funding of the Albumprinter acquisition.
Interest expense, net
Interest expense, net, which consists of interest paid to financial institutions on outstanding balances on our credit facilities and amortization of debt issuance costs, partially offset by interest income, increased to $1.3 million and $3.7 million for the three and nine months ended March 31, 2013 as compared to $0.6 million and $0.9 million for the three and nine months ended March 31, 2012, respectively. The increase in interest expense, net in the current period as compared to the prior year periods is a result of increased borrowings under our credit facility.
Income tax provision

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Income tax provision	$2,264	$5,471	$10,587	$10,449
Effective tax rate	26.0%	95.2%	27.3%	20.7%
Income tax expense was $2.3 million and $10.6 million for the three and nine months ended March 31, 2013 as compared to $5.5 million and $10.4 million for the same prior year period. On an annual basis, our income tax expense is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. Accordingly, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. Annual operating expenses are higher in 2013 as compared to 2012 thus resulting in a higher annual effective tax rate in 2013. Despite the higher effective tax rate in 2013, income tax expense is lower for the three months ended March 31, 2013 as compared to the same prior period in 2012 primarily attributable to the tax impact associated with the operational alignment of the Webs business and related intellectual property which was recognized in tax expense during the three months ended March 31, 2012. For the nine months ended March 31, 2013, tax expense is higher than the same prior year period, but partially offset by the currency exchange related tax benefit recognized during the three months ended December 31, 2012.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that it could have a material impact on our financial condition, results of operations or cash flows. See Note 9 in our accompanying financial statements for additional discussion.
Loss in Equity Interest
In July 2012, we made an indirect investment in a Chinese printing business for a 34.5% proportionate ownership. Our share of the loss for the three and nine months ended March 31, 2013 was $0.6 million and $1.0 million, respectively. See Note 10 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Nine Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$103,318	$121,300
Net cash used in investing activities	(84,069)	(217,558)
Net cash used in financing activities	(30,536)	(86,066)
At March 31, 2013, we had $51.3 million of cash and cash equivalents and $238.5 million of outstanding debt. Cash and cash equivalents decreased $10.9 million during the nine months ended March 31, 2013. The cash flows during nine months ended March 31, 2013 related primarily to the following items:

Cash inflows:

•	Net income of $27.1 million;

•
Positive adjustments to accrual based net income for non-cash items of $70.2 million primarily related to depreciation and amortization of $47.0 million and share-based compensation costs of $24.8 million;

•	Proceeds from borrowing of long-term debt of $79.7 million; and

•	Changes in working capital balances of $6.0 million.
Cash outflows:

•
Capital expenditures of $66.5 million of which $34.3 million were related to the construction of facilities, $18.1 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $14.1 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Repayments of long-term debt and debt issuance costs of $71.7 million;

•	Purchases of our ordinary shares of $36.3 million;

•	Our indirect investment in Namex of $12.8 million; and

•	Internal costs for software and website development that we have capitalized of $5.6 million.
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2013, we financed our operations, strategic investments in capital expenditures, ordinary share purchases and equity investments primarily through internally generated cash flows from operations. Due to our recent investments, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements, for the foreseeable future. We currently plan to invest approximately $85 million to $95 million on total capital expenditures in fiscal 2013, of which we have currently invested $66.5 million to date, which represents a substantial increase from fiscal 2012 primarily due to the expansion of our manufacturing capacity in Europe and India and the purchase of other IT and manufacturing equipment required to support our long-term growth strategy.
Debt. On February 8, 2013, we entered into an amended and restated agreement, which we refer to as the restated credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, which modifies the senior credit agreement dated as of October 21, 2011. By adding new lenders and increasing the commitments of several existing lenders, the restated credit agreement consists of a secured credit facility to lend us an aggregate of $500 million as follows:

•	Revolving loans of $35 million with a maturity date of October 21, 2016;

•	Revolving loans of $365 million with a maturity date of February 8, 2018;

•	Term loans of $100 million made on February 8, 2013, amortizing over the loan period, with a final maturity date of February 8, 2018.
Up to $50 million in borrowings may be made in Euro, Swiss Francs and such other non-United States Dollar currencies as permitted by our lenders. The restated credit agreement also contains letter of credit and swingline loan sublimits of $25 million each. We may from time to time, so long as no default or event of default has occurred and is continuing, increase the loan commitments under the restated credit agreement by up to $200 million by adding new commitments or increasing the commitment of willing lenders. In order to mitigate our exposure to interest rate variability, we execute interest rate swap contracts to fix our interest payments on our outstanding debt with varying maturities. See Note 4 in our accompanying consolidated financial statements for additional discussion.

In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchase our ordinary shares, or support our long-term growth. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. The amount available for borrowing under our credit facility as of March 31, 2013 is as follows:

In thousands

March 31, 2013
Maximum aggregate available borrowing amounts	$500,000
Outstanding borrowings of credit facility	238,500
Remaining amount	261,500
Limitations to borrowing due to debt covenants and other obligations (1)	(24,182)
Amount available for borrowing as of March 31, 2013	$237,318
_________________

(1) Our borrowing ability can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other indebtedness, such as installment obligations and letters of credit, and other factors that are outlined in the restated credit agreement filed as an exhibit in our Form 8-K filed on February 13, 2013.
Debt Covenants. Our restated credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including the purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2013 through 2018, and (2) financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed (i) 3.5 during the period from December 31, 2012 through December 31, 2013; (ii) 3.25 during the period from March 31, 2014 through December 31, 2014; and 3.0 after March 31, 2015;

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.0.
    At March 31, 2013, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement included as an exhibit to Form 8-K filed on February 13, 2013.
Contractual Obligations
Contractual obligations at March 31, 2013 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$57,949	$12,886	$22,287	$15,543	$7,233
Purchase commitments	18,565	18,565	—	—	—
Debt	264,617	14,972	30,848	218,797	—
Other	25,539	8,184	6,482	6,637	4,236
Total (1)	$366,670	$54,607	$59,617	$240,977	$11,469
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.0 million as of March 31, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 9 to the accompanying consolidated financial statements.

Operating Leases. We rent office space under operating leases expiring on various dates through 2018. Future rental payments required under our leases are an aggregate of approximately $57.9 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $2.2 million and $1.7 million, respectively.
Purchase Obligations. At March 31, 2013, we had unrecorded commitments under contract of $18.6 million, which were principally composed of inventory purchase commitments of approximately $6.1 million, production and computer equipment purchases of approximately $3.4 million, various facility expansion and improvement projects of $2.1 million, and other unrecorded purchase commitments of $7.0 million.
Debt. The term loans outstanding under our amended and restated credit agreement mature at various dates through February 8, 2018, with the revolving loans due either on October 21, 2016 or February 8, 2018. Interest payable included in this table is based on the interest rate as of March 31, 2013 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Other Obligations. Includes an installment obligation of $20.5 million related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2013. Also included is a $5.0 million additional funding obligation due to our investment in Namex which is payable on or before October 1, 2013.
Recently Issued or Adopted Accounting Pronouncements
Effective January 1, 2013 we adopted ASU 2013-02, "Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to disclose amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of financial statements or in a single note, significant amounts reclassified out of accumulated other comprehensive income and the income statement line item affected by the reclassification. The adoption of this ASU did not have a material effect on our financial position or results of operations. See footnote 5 for further details.
In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities", which clarifies the scope of the offsetting disclosures of ASU 2011-11. This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. We adopted ASU 2013-01 effective January 1, 2013 which did not have a material impact on our disclosures.
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
As of July 1, 2012, we revised the estimated useful life of our capitalized software and website developments costs from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimated useful life increased our pre-tax income for the three and nine months ended March 31, 2013, by approximately $0.7 million and $2.1 million, respectively, when compared to the historical estimated useful life and could have a material impact in the future.
During the three months ended December 31, 2012, we revised our interim accrual practice for cash incentive compensation that is paid based on achievement of annual performance targets. Historically, the related costs were accrued each interim period based upon the weight of year-to-date results relative to forecasted annual achievement; however, due to fluctuations in the pattern of quarterly results relative to historical trends and interim periods of net loss, we believe a straight-line attribution method better matches the pattern of how the employee earns the award. This change in practice does not affect full year net income, but does affect the trend of quarterly earnings relative to past interim periods. This change lowered our pre-tax income by $1.6 million for the three months ended March 31, 2013, while the year-to-date impact is a benefit to our pre-tax income of $0.3 million as compared to our historical practice. Our fourth fiscal quarter earnings will be negatively impacted by these changes subject to any changes in the expected payout based on actual attainment.
Other than these changes, management believes there have been no material changes during the nine months ended March 31, 2013 to the critical accounting policies and estimates reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 15, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of March 31, 2013, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our investments, we do not believe we have a material exposure to interest rate fluctuations.
As of March 31, 2013, we have $238.5 million of total U.S. dollar denominated variable rate debt and $20.5 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of March 31, 2013, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.3 million over the next 12 months.
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

In order to mitigate the exposure related to currency exchange rate volatility on our net income, we began to execute currency forward contracts in November 2012. Our current contracts mature by the end of the current fiscal year.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $2.8 million and $4.1 million on our income before taxes for the three months ended March 31, 2013 and 2012, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.

Foreign currency transaction gains (losses) included in other income (expense), net for the three months ended March 31, 2013 and 2012, were $0.3 million of gains and $1.5 million of losses, respectively. Foreign currency transaction gains (losses) included in other income (expense), net for the nine months ended March 31, 2013 and 2012, were $0.6 million of losses and $1.4 million of gains, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
During the nine months ended March 31, 2013, we implemented a process and internal controls related to accounting for derivative instruments including hedge documentation, initial and ongoing hedge effectiveness testing, and the valuation of our outstanding derivative instruments. While the activity during the period was not material, values and the volumes or types of derivative instruments that we enter into may increase in the future.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If we are unable to attract visitors to our websites and convert those visitors to customers, our business and results of operations could be harmed.
Our success depends on our ability to attract new and repeat customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines, e-mail, direct mail, advertising banners and other online links, broadcast media, and word-of-mouth customer referrals. If we are not effective at reaching new and repeat customers, if the costs of attracting customers using our current methods significantly increase, or if we are unable to develop new cost-effective means to obtain customers, then traffic to our websites would be reduced, and our business and results of operations would be harmed.
In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablet computing devices and that our website visits using traditional non-mobile computers may be declining. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. Beyond these generic difficulties with a mobile device, our technology is not currently optimized for mobile devices, and the development of mobile-oriented user interfaces and other technologies is complex. Although we are investing to update our technology to be more effective on mobile devices, we cannot predict the success of those investments. We also rely heavily on email to contact and market to our customers, and we believe we may be losing potential sales to customers who use mobile devices to skim and then delete emails without opening them. If we fail to make changes to our websites, technologies, and marketing methods to facilitate the design and purchase of our products with mobile devices, or if the market shift to mobile devices accelerates faster than we are able to make the necessary changes, then we could find it increasingly difficult to attract new and repeat visitors to our websites and convert these visitors to customers, and our revenue could decline.
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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, EPS objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate or result in earnings that are lower than our guidance, or both, include among others:

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

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses; and

•	impairments of our tangible and intangible assets including goodwill.

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
A significant portion of our revenues and expenses are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk, despite our efforts to mitigate such risk through our currency hedge program.
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

A component of our strategy is to selectively pursue acquisitions of businesses, technologies, or services, but the time and expense associated with finding suitable businesses, technologies, or services to acquire could disrupt our ongoing business and divert our management's attention. In addition, we may need to seek financing for acquisitions, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake. For example, to finance the acquisitions we completed in fiscal 2012, we borrowed amounts under our credit facility.

In addition, integrating newly acquired businesses, technologies, and services is complex, expensive, time consuming and subject to many risks, including the following:

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
Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more focus on a given subset of our business, existing customer and supplier relationships, or significantly greater financial, marketing, and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions.

The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competitors may also develop new or enhanced products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and results of operations.

In addition, we have in the past and may in the future choose to collaborate with some of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and results of operations, such as through a retail in-store or web-based collaborative offering. It is possible, however, that such ventures will be unsuccessful and that our competitive position and results of operations will be adversely affected as a result of such collaboration.

Failure to meet our customers' price expectations would adversely affect our business and results of operations.

Demand for our products and services is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. We offer some free or discounted products and services as a means of attracting customers and encouraging repeat purchases, but these free offers and discounts reduce our profit margins and may not result in repeat business to increase our revenues. If we fail to meet our customers' price expectations, our business and results of operations will suffer.

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

Various private entities attempt to regulate the use of commercial email solicitation by blacklisting companies that the entities believe do not meet their standards, which results in those companies' emails being blocked from some Internet domains and addresses. Although we believe that our commercial email solicitations comply with all applicable laws, from time to time some of our Internet protocol addresses appear on some of these blacklists. The blacklisting sometimes interferes with our ability to send operational or advertising emails to our current and potential customers and to send and receive emails to and from our corporate email accounts, which can interfere with our ability to market our products and services, communicate with our customers, and operate and manage our websites and corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services.

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

Many of the images, illustrations, and fonts incorporated in the design products and services we offer are the copyrighted property of other parties that we use under license agreements. If one or more of our licenses covering a significant amount of content were terminated, the amount and variety of content available on our websites would be significantly reduced, and we may not be able to find, license, and introduce substitute content in a timely manner, on acceptable terms, or at all.

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

We have entered into interest rate swap and currency forward contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long-term debt and operating cash flows. Our objective in using these derivatives is to add stability to our net income and to manage our exposure to interest rate and currency movements. If we do not accurately forecast our future long-term debt or expenditure levels, execute contracts that do not effectively mitigate our economic exposure to variable interest and currency rates, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be negatively impacted.

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

In the future, the United States could impose further border controls, tariffs, and restrictions, interpret or apply regulations in a manner unfavorable to the importation of products from outside of the U.S., or take other actions that have the effect of restricting the flow of goods from Canada and other countries to the United States, up to and including shutting down the U.S.-Canadian border for an extended period of time . If we experienced greater difficulty or delays shipping products into the United States or were foreclosed from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.

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

We intend to continue to pursue patent coverage in the United States and other countries, but there can be no guarantee that any of our pending applications or continuation patent applications will be granted. In addition, we have in the past and may in the future face infringement, invalidity, intellectual property ownership or similar claims brought by third parties with respect to our current or future patents. Any such claims, whether or not successful, could be extremely costly, damage our reputation and brands, and substantially harm our business and results of operations.

Although we hold trademark registrations for the Vistaprint trademark and our other trademarks in jurisdictions throughout the world, our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claims or customer confusion related to our trademarks could damage our reputation and brands and substantially harm our business and results of operations.

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

Alternatively, we may be required to, or decide to, enter into a license with a third party that claims infringement by us. Any such license may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a third party's patent, we may be unable to effectively conduct some of our business activities, which could limit our ability to generate revenues, grow our business or maintain profitability.

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

Due to our dependence on the Internet for our sales, laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. It is not always clear how existing laws governing these and other issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act, and the U.S. CAN SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements and fraud risk. For some payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins or require that we charge our customers more for our products. We are also subject to payment card association and similar operating rules and requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be materially adversely affected.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 9 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have repurchased our shares and may seek to repurchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a repurchase of shares should not result in any Dutch withholding tax if we hold the repurchased shares in treasury for the purpose of issuing shares pursuant to some employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a repurchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital per share for Dutch tax purposes and the redemption price per share. Our recognized paid in capital per share for Dutch tax purposes is €28.99 per share translated as of the date of our reincorporation to the Netherlands on August 28, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table outlines the purchases of our ordinary shares during the three months ended March 31, 2013, which were made pursuant to our repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (4)
January 1, 2013 through January 31, 2013	—	$—	—
February 1, 2013 through February 28, 2013	—	—	—
March 1, 2013 through March 31, 2013 (2) (3)	410,400	39.50	410,400	$261,545,532
Total	410,400	$39.50	410,400	$261,545,532
(1) Average price paid per share includes commissions paid in connection with our publicly announced share purchase program.
(2) On May 14, 2012, we announced our Supervisory Board's approval of an earlier program to purchase up to 4,015,127 of our outstanding ordinary shares on the open market or in one or more self tender offerer. During the three months ended March 31, 2013 we purchased 375,675 shares under this program, which is now expired effective March 30, 2013.

(3)
On February 13, 2013, we announced that our Supervisory Board authorized the purchase of up to 6,800,000 of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Securities Exchange Act of 1934), through privately negotiated transactions or in one or more self tender offers. This share purchase authorization expires on May 8, 2014, and we may suspend or discontinue the purchase program at any time. We purchased 34,725 shares during the three month ended March, 31, 2013 as part of this program.

(4) Value based on an aggregate of 6,765,275 shares authorized to be purchased pursuant to our current program announced on February 13, 2013 at an assumed purchase price of $38.66 per share, which was the closing price of our ordinary shares on March 31, 2013, as reported on the NASDAQ.

ITEM 6. EXHIBITS

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 26, 2013                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1
Amendment and Restatement Agreement dated as of February 8, 2013 among Vistaprint N.V., Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., and Vistaprint USA, Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders (the “Lenders”); and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended, among the Borrowers, the Lenders, and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.2
Form of Pledge and Security Agreement dated as of February 8, 2013 between each of Vistaprint USA, Incorporated and Webs, Inc. and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.3	Lease Car Arrangement between Vistaprint Schweiz GmbH and Hauke Hansen dated February 14, 2013
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.