Form 10-K
period 2013-06-30
VISTAPRINT N.V.
filed 2013-08-15
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
_________________________________
Vistaprint N.V.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________

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
_________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.03 billion on December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.
As of August 9, 2013, there were outstanding 32,879,497 ordinary shares, par value €0.01 per share, of Vistaprint N.V.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2013. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

VISTAPRINT N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2013

PART I

Item 1. Business
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
Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as two days from design to delivery. During the fiscal year ended June 30, 2013, our customers placed approximately 29.1 million orders.
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
In the past, a business seeking customized marketing products and services could either hire a designer to develop and coordinate the production of marketing materials or produce printed materials themselves using desktop software and an inkjet or laser printer. A designer can produce a professionally coordinated portfolio of marketing products and services, but this is a significantly more costly and time-consuming alternative, whereas a traditional self-service model typically produces less sophisticated and lower quality output. We believe that neither alternative satisfies the needs of micro businesses, which typically lack the resources or skills to generate satisfactory results using either approach. As a result, we believe the micro business market has been underserved historically.
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

In addition to physical marketing materials and promotional items, micro businesses are also increasingly seeking to establish an online marketing presence, via websites, email marketing, and social media. While adoption of digital marketing approaches has been slower among micro businesses than it has in large companies, it is a growing component of their marketing spend for micro businesses. We believe that a coordinated portfolio of marketing products and services, including digital marketing services, can help micro businesses appear more competent and professional, which can enhance their customer relationships and prospects for success.

The Marketplace for Customized Products and Services for the Home and Family
While we focus primarily on micro business marketing products and services, many of our product formats are also purchased by consumers seeking customized announcements, greeting cards, calendars, stationery, apparel, personalized gifts, photo books and related photo products. In the past, many such products were supplied by an industry comprising print manufacturing wholesalers and local retailers, such as stationery stores. Compared with today’s Internet-based alternatives, traditional offerings were relatively limited, prices were significantly higher, and delivery often required longer lead times. Graphic designs were limited and it was rarely possible to incorporate full color photography into the design.

Online commerce combined with digital production technologies provides significant advantages and opportunities to consumers seeking high quality personalized products at affordable prices. The overall market opportunity for these types of products is very large, and we believe it could be a longer-term source of growth even though it is not our primary focus today. Our home and family efforts have gained significant traction in Europe, where the consumer market is highly fragmented. As a result, we have invested more in our home and family efforts in Europe, including an entry into the photo book market via an acquisition in fiscal 2012. In North America and Asia Pacific, we primarily market our consumer-oriented products to our existing base of micro business customers, many of whom also have a desire to purchase personalized products for home and family use.
Customer Value, Design and Purchase Experience
As of June 30, 2013, we serve customers in more than 130 countries and we have approximately 30 localized websites serving countries in North America, Europe and Asia Pacific. We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of products, price points and customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis. Customers in many markets around the world who have started the design process but find that they require some guidance or design help can, with the assistance of our customer service, sales and design support personnel, obtain real-time design or ordering assistance in their local language. We also offer email support to customers of our other localized websites.
Low Prices and Small Quantities
We believe a key reason that our customers try Vistaprint and stay with us is our ability to sell custom designed and manufactured products and services in quantities that are appropriate for micro businesses, which can often be a single unit. At the same time, our high volume, highly automated production facilities produce small quantity orders at low cost, allowing us to sell at low prices. Our manufacturing facilities operate in a controlled environment as our quality assurance systems employ principles of world-class manufacturing designed to ensure that we consistently deliver quality products.

Broad Range of Products and Services
Customers visiting our websites can select the type of product they wish to design from our broad range of available products and services for the business and home and family markets, including:

Paper based		Non-paper based		Digital and Marketing Services
•	brochures	•	banners	•	blogs
•	business cards	•	bottle openers	•	custom Facebook pages
•	data sheets	•	calculators	•	design tools and content
•	desk and wall calendars	•	car door magnets	•	email marketing services
•	envelopes	•	decals	•	logos
•	flyers	•	drink koozies	•	mailing services
•	folded business cards	•	embroidered apparel	•	online CRM tool
•	folded cards	•	hats	•	online search profiles
•	holiday cards	•	iPhone cases	•	personalized email domains
•	invitations and announcements	•	key chains	•	search engine optimization
•	letterhead	•	lawn signs	•	website design and hosting
•	mailing labels	•	letter openers
•	note cards and note pads	•	luggage tags
•	personalized notebooks	•	magnetic clips
•	personalized stickers	•	mouse pads
•	photo books	•	mugs
•	postcards	•	printed and engraved pens
•	presentation folders	•	refrigerator magnets
•	return address labels	•	rubber stamps
•	standard and oversized postcards	•	rulers
•	sticky notes	•	stress cubes
		•	t-shirts
		•	tape measures
		•	tote bags
		•	USB flash drives
Designing Online
When a product type has been selected, the customer can initiate the design process by using our predefined industry styles and theme categories, by entering one or more keywords in our image search tool, or by uploading the customer’s own design. If the customer chooses to do a keyword search, our automated design logic will, in real time, create and display to the customer a variety of product templates containing images related to the customer’s keyword. When the customer chooses a particular template for personalization, our user-friendly, browser-based application enables the customer to quickly and easily perform a wide range of design and editing functions on the selected design, for example, cropping images or entirely replacing images with other images or uploading customer images or logos.
Portfolios of Coordinated Marketing Products and Services
Once customers choose a pre-designed template or upload their own content for a product, they can instantly see what their design looks like on a wide array of other Vistaprint products and related services, including signage, websites and email marketing, business identity, direct mail services, apparel and promotional gifts.
Customer Support Experience
Customers who need help with their design or ordering process are able to reach our customer service agents via phone, email, and chat. The agent support is augmented by a robust set of online tools and self-help options.

We have six customer service facilities: Montego Bay, Jamaica; Berlin, Germany; the Hague, the Netherlands; Tunis, Tunisia; Sydney, Australia; and Mumbai, India. These centers provide phone, email and chat support for customers who speak English, Dutch, German, French, Italian, Spanish, Portuguese, Polish, Czech, Swedish, Norwegian, Finnish, Danish, Turkish, Japanese and Hindi. These facilities were staffed by over 950 customer service, sales and design support employees as of June 30, 2013. Using our proprietary design software applications, combined with voice over internet protocol telephone transmission technology and call center management tools, our agents and designers provide a high quality customer service experience.

Post-Design Check-Out Process
Customers purchasing products check out either via a standard e-commerce self-service shopping basket or by providing their order and payment information via telephone to one of our service agents. We offer a variety of secure payment methods, with the payment options varying to meet the currencies, customs and practices of each of our localized sites. These payment alternatives include credit or debit card, PayPal, check, wire transfer or other methods. Customers can choose processing and delivery speeds that match their needs, so they can have their custom-produced product in as little as 3 days.
Our Competitive Advantage
We have invested significantly in three core areas to build a strong advantage versus traditional competitors:

•	Proprietary technology and intellectual property

•	Mass customization manufacturing

•	Direct marketing expertise
Our Competitive Advantage: Proprietary Technology
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
Marketing Technologies
We use our marketing technologies to automatically generate and display additional products incorporating the customer’s initial design, facilitating the cross-sale of related products and services.
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
Technology Development
We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. Our technology and development expenses were approximately $165 million (14% of total revenues), $129 million (13% of total revenues) and $94 million (12% of total revenues) in the years ended June 30, 2013, 2012, and 2011, respectively.
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
In addition to our software engineering and IT disciplines, we have a focused research and development center in Winterthur, Switzerland that is consistently seeking to strengthen our manufacturing and supply chain capabilities through engineering disciplines such as automation, manufacturing, facilities and new product design, and process and color control.
Our Competitive Advantage: Intellectual Property
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
We currently hold 159 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and May 2030. Our primary brand is “Vistaprint,” and we hold trademark registrations for the Vistaprint trademark in 38 jurisdictions, including registrations in our major markets in North America, Europe, and Asia Pacific. We also hold trademarks for other brands through which we do business in jurisdictions worldwide.
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
From time to time, we are involved in lawsuits or disputes in which third parties claim that we have violated their intellectual property rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. You can find more information about the risks relating to our intellectual property rights in Item 1A of Part I, “Risk Factors” in this Annual Report on Form 10-K.
Our Competitive Advantage: Mass Customization Manufacturing
Our high-volume, standardized, scalable production processes are driven by sophisticated proprietary software described above. Our technologies are designed to readily scale as the number of orders received per day increases. As more individual print jobs are received, similar jobs can be aggregated and moved to the printing system more efficiently, thereby optimizing the use of the printing capacity and increasing overall system throughput. The global scale of our production facilities, located in Canada, the Netherlands, Australia, and India, as well as our proprietary workflow and production management software allows us to deliver final products to customers in as few as two days. We believe that our strategy of seeking to automate and systematize our service and production systems enables us to reach and serve small-scale customers more effectively than our competitors.
With the improvements we have made in automating the design and production process, we can produce and ship an order the same day we receive it, which results in minimal inventory levels and reduced working capital requirements. Our manufacturing technology facilitates the production of complementary custom products in a highly synchronized manner, allowing us to produce and deliver multi-part orders quickly and efficiently. This allows us to produce high-quality, low-priced products at high margins even though our average order values are low by traditional standards.
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
Once printed, individual paper product orders are separated using computerized cutting systems, assembled, packaged, addressed, and shipped to the customer. Viper processes and then communicates electronically with numerous shipping carriers, selecting an optimum mix of carriers while assuring smooth tracking and information flow to the customer until final confirmation of delivery.
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
Supply Chain Management

We are focused on achieving the lowest total cost of ownership in our strategic sourcing efforts by concentrating on quality, logistics, technology and cost. Our efforts include the procurement of high quality materials and equipment that meet our strict specifications at a low total cost across a growing number of geographic manufacturing locations. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure. We believe investing in a strategic supply chain management capability that is tightly integrated with our other manufacturing teams helps us improve efficiency and reduce costs.
Our Competitive Advantage: Direct Marketing Expertise
We have developed expertise in direct marketing to target new customers across various channels and to drive more traffic to our websites, as well as to retain existing customers. Our marketing centers in Australia, India, Spain and the United States execute focused marketing strategies to each region but leverage our global organization in terms of expertise, knowledge sharing, and marketing best practices.
To acquire new customers, we employ sophisticated direct marketing approaches leveraging digital media and technologies as well as traditional media such as direct mail and broadcast. We also acquire customers through channels such as organic search and direct URL type-in. In addition, many of the products that we offer our customers contain the Vistaprint logo and reference our website. Our products, by their nature, are purchased by our customers for the purpose of being further distributed to business or personal contacts. Our customer base is an important marketing asset, providing beneficial word-of-mouth advertising and brand visibility through online and offline business forums. We have also run television broadcast campaigns in the United States and have tested this channel in other markets. We utilize both mobile and social media platforms to promote our brand and engage with our customers. Over the years, our offers have evolved as e-commerce norms have evolved. Historically, our lead acquisition offer was free business cards with optional fee-based attributes. More recently, we have been successful leading with a low all-in offer price (for example, 250 business cards for $10 including shipping).
We have developed tools and techniques for measuring the efficiency of each marketing partner and product or service placement. In addition, our split-run testing technology allows us to divide prospective or returning customers visiting our websites into sub-groups that are presented with different product and service selections, prices and/or marketing messages. This allows us to test or introduce new products and services on a limited basis, test various price points on products and services or test different marketing messages related to product or service offerings. Our testing engine allows us to run hundreds of these tests simultaneously on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and roll-out the most promising and profitable ideas and promotions to maximize our long-term customer value proposition.
We advertise on the websites of companies such as eBay and Amazon, contract for targeted e-mail marketing services from vendors such as MyPoints, and contract for placement on leading search engines such as Google, Bing, and Yahoo!. We maintain affiliate programs with companies which permit program partners to include hyperlinks to our websites from their sites and include our site address in promotional materials.
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

•	traditional storefront printing and graphic design companies;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, local search directories and other providers.
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
Business Segment and Geographic Information
As of June 30, 2013, our reportable operating segments consist of North America, Europe and Most of World. For more segment and geographic information about our revenues, operating income and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 15 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this section apply to all of our operating segments.
Seasonality
Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts. This second fiscal quarter seasonality has increased with our fiscal 2012 acquisition of Albumprinter Holding B.V. ("Albumprinter"), which also has a highly seasonal business. Net income during the second fiscal quarter represented 78%, 72%, and 41% of annual net income in the years ended June 30, 2013, 2012, and 2011, respectively.
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
Employees
As of June 30, 2013, we had approximately 3,900 full-time and approximately 150 temporary employees worldwide. None of our employees are represented by a labor union. We are required to provide certain employees in the Netherlands with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade, and compensation and benefits for employees in our Barcelona office are equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are favorable.
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

We may not achieve the objectives of the long-term investment and financial strategy we originally announced in July 2011, our associated financial projections relating to the long-term growth of our business may turn out to be incorrect, and our investments in our business may fail to positively impact our revenue or earnings per share, or EPS, growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in Europe;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income goals due to lower revenue or higher than expected costs or taxes;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

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
In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablet computing devices and that our website visits using traditional non-mobile computers may be declining. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. Beyond these generic difficulties with a mobile device, our technology is not currently optimized for mobile devices, and the development of mobile-oriented user interfaces and other technologies is complex. Although we are investing to update our technology to be more effective on mobile devices and have made some mobile functionality available to our customers, we cannot predict the success of those investments. We also rely heavily on email to contact and market to our customers, and we believe we may be losing potential sales to customers who use mobile devices to skim and then delete emails without opening them. If we fail to make changes to our websites, technologies, and marketing methods to facilitate the design and purchase of our products with mobile devices, or if the market shift to mobile devices accelerates faster than we are able to make the necessary changes, then we could find it increasingly difficult to attract new and repeat visitors to our websites and convert these visitors to customers, and our revenue could decline.
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

A primary component of our business strategy is to promote and strengthen the Vistaprint brand and the brands of our acquired companies in order to attract new and repeat customers to our websites, and we face significant competition from other companies in the various markets we serve who also seek to establish strong brands. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts, but we cannot be sure that these investments will be profitable. If we are unable to successfully promote our brands, we may fail to attract new customers, maintain customer relationships, and increase our revenues.
A component of our brand promotion strategy is establishing a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of resources in our website development, design and technology, graphic design operations, production operations, and customer service operations. Our ability to provide a high-quality customer experience is also dependent on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers, and communication infrastructure providers. If we are unable to provide customers with a high-quality customer experience for any reason, our reputation and brands would be harmed.
Our quarterly financial results will often fluctuate, which may lead to volatility in our share price.

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, EPS objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate include among others:

•	seasonality-driven or other variations in the demand for our products and services;

•	currency and interest rate fluctuations, which affect our revenues and costs;

•	hedge activity that does not qualify for hedge accounting;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•
investments in our business to generate or support revenues and operations in future periods, such as incurring marketing, engineering or consulting expenses in a current period for revenue growth or support in future periods;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments.

We base our operating expense budgets in part on expected revenue trends. A portion of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Based on the above factors, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely decline.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our second fiscal quarter includes the majority of the holiday shopping season and in each of the last three fiscal years has accounted for more of our revenue and earnings than any other quarter, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. We believe our second fiscal quarter is likely to continue to account for a disproportionate amount of our revenue and earnings for the foreseeable future. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

A significant portion of our revenues and expenses are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk, despite our efforts to mitigate such risk through our currency hedging program.
We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished, particularly in certain currencies where we have disproportionate revenues or expenses. While we engage in hedging activities to try and mitigate the impact of currency exchange rate fluctuations, our revenue and results of operations may differ materially from expectations as a result of such fluctuations. As we expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations is increasing. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency.
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

To manage our operations and anticipated growth, we must continue to refine our operational, financial, and management controls, human resource policies, reporting systems, and procedures in the locations in which we operate. If we are unable to implement improvements to these systems and controls in an efficient or timely manner or if we discover deficiencies in our existing systems and controls, then our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brands and substantially harm our business and results of operations.

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

•
In some cases, our acquisitions are dilutive for a period of time, leading to reduced earnings. For example, both the Albumprinter and Webs acquisitions have resulted in additional amortization and share-based compensation expense.

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

Our production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

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

We face intense competition, and we expect our competition to continue to increase.

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed. The increased use of the Internet for commerce and other technological advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently, and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional storefront printing and graphic design companies;

•	office superstores and other retailers targeting small business and home and family markets;

•	companies offering small business or consumer websites and other digital products, including website design and hosting companies;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	suppliers of custom apparel, promotional products and customized gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, local search directories, and other providers.
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

Online commerce and communications depend on the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers' credit or debit card accounts directly, and we retain our customers' payment information for a period of time that varies depending on the services we provide to each customer.

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

If we fail to address risks associated with payment fraud, our reputation and brands could be damaged, and our business and results of operations could be harmed.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing, and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. We face intense competition for qualified individuals from many other companies in diverse industries. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives, and our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan.

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

In addition, we are required to meet certain financial covenants that are customary with this type of credit facility, and our inability to comply with these covenants could result in a default under the credit facility, which could cause us to be unable to borrow under the credit facility and may result in the acceleration of the maturity of our outstanding indebtedness under the facility. If we were unable to borrow further under the facility, we may not be able to make investments in our business to support our strategy. If the maturities were accelerated, we may not have sufficient funds available for repayment, and we could end up in bankruptcy proceedings or other similar processes. In addition, our shareholders would be detrimentally impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our business, liquidity, and results of operations.

Our hedging activity could negatively impact our results of operations and cash flows.

We have entered into interest rate swap and currency forward contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long-term debt and operating cash flows. Our objective in using these derivatives is to add stability to our net income and to manage our exposure to interest rate and currency movements. If we do not accurately forecast our future long-term debt or expenditure levels, execute contracts that do not effectively mitigate our economic exposure to variable interest and currency rates, elect not to apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted.

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

For the fiscal years ended June 30, 2013 and June 30, 2012 we derived 52% and 51% of our revenue, respectively, from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Windsor, Ontario, and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

In the future, the United States could impose further border controls, tariffs, and restrictions, interpret or apply regulations in a manner unfavorable to the importation of products from outside of the U.S., or take other actions that have the effect of restricting the flow of goods from Canada and other countries to the United States, up to and including shutting down the U.S.-Canadian border for an extended period of time. If we experienced greater difficulty or delays shipping products into the United States or were foreclosed from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.

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

In some of the jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Vistaprint is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce, and in many cases, it is not clear how existing statutes apply to the Internet or e-commerce. For example, some state governments in the United States have imposed or are seeking to impose indirect taxes on Internet sales. The imposition by national, state or local governments, whether within or outside the United States, of additional taxes upon Internet commerce could discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, or otherwise negatively impact our results of operations. Additionally, a successful assertion by one or more governments in jurisdictions where we are not currently collecting sales or value added taxes that we should be, or should have been, collecting indirect taxes on the sale of our products could result in substantial tax liabilities for past sales.

If we are unable to retain security authentication certificates, which are supplied by a limited number of third party providers over which we exercise little or no control, our business could be harmed.

We are dependent on a limited number of third party providers of website security authentication certificates that are necessary for conducting secure transactions over the Internet. Despite any contractual protections we may have, these third party providers can disable or revoke, and in the past have disabled or revoked, our security certificates without our consent, which would render our websites inaccessible to some of our customers and could discourage other customers from accessing our sites. Any interruption in our customers' ability or willingness to access our websites if we do not have adequate security certificates could result in a material loss of revenue and profits and damage to our brands.

Risks Related to Our Corporate Structure

Challenges by various tax authorities to our international structure could, if successful, increase our effective tax rate and adversely affect our earnings.

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits and claims by the tax authorities in these countries that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 13 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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

Our Articles of Association, or Articles, as governed by Dutch law, limit our shareholders' ability to suspend or dismiss the members of our management board and supervisory board or to overrule our supervisory board's nominees to our management board and supervisory board by requiring a supermajority vote to do so under most circumstances. As a result, there may be circumstances in which shareholders may not be able to remove members of our management board or supervisory board even if holders of a majority of our ordinary shares favor doing so.

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

Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. In November 2011, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate, without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders' preemptive rights. However, this authorization expires in November 2016. Although we plan to seek re-approval from our shareholders from time to time in the future, we may not succeed in obtaining future re-approvals. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends and authorization to purchase outstanding shares. Situations may arise where the flexibility to issue shares, pay dividends, purchase shares or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

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

We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside of the United States. In addition, some of our officers and management board members reside outside of the United States. In most cases, a final judgment for the payment of money rendered by a U.S. federal or state court would not be directly enforceable in the Netherlands. Although there is a process under Dutch law for petitioning a Dutch court to enforce a judgment rendered in the United States, there can be no assurance that a Dutch court would impose civil liability on us or our management team in any lawsuit predicated solely upon U.S. securities or other laws. In addition, because most of our assets are located outside of the United States, it could be difficult for investors to place a lien on our assets in connection with a claim of liability under U.S. laws. As a result, it may be difficult for investors to enforce U.S. court judgments or rights predicated upon U.S. laws against us or our management team outside of the U.S.

We may not be able to make distributions or purchase shares without subjecting our shareholders to Dutch withholding tax.

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have purchased our shares and may seek to purchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a purchase of shares should not result in any Dutch withholding tax if we hold the purchased shares in treasury for the purpose of issuing shares pursuant to some employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a purchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital per share for Dutch tax purposes and the redemption price per share. Our recognized paid in capital per share for Dutch tax purposes is €28.99 per share translated as of the date of our reincorporation to the Netherlands on August 28, 2009.

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

We believe that we were not a PFIC for the tax year ended June 30, 2013 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own real property associated with three manufacturing facilities we have constructed for the production of our products, as well as one of our customer support centers. Our 582,000 square foot facility located near Windsor, Ontario, Canada primarily services our North American market, our 362,000 square foot facility located in Venlo, the Netherlands primarily services our European market, and our 124,000 square foot facility located in Deer Park, Australia primarily services our Asia-Pacific markets. In September 2012, we completed construction of a 92,000 square foot building located in Montego Bay, Jamaica. This building is being used for a customer service, sales and design support center, which replaced the previously leased spaces in Jamaica. Our web servers are located in a data center space at a LinkBermuda (formerly known as Cable and Wireless) co-location and hosting facility in Devonshire, Bermuda.

We currently lease a 202,000 square foot facility in Lexington, Massachusetts which contains technology development, marketing and administrative employees and is included in the North America business segment below. In July 2013, we executed an eleven year lease to move our Lexington operations to a new 300,000 square foot facility in Waltham, Massachusetts, commencing in the second half of calendar 2015. As of June 30, 2013, a summary of our leased spaces is as follows:

Business Segment	Square Feet	Type	Lease Expirations
North America	217,095	Technology development, marketing, customer service and administrative	February 2016 - April 2017
Europe	204,450	Technology development, marketing, customer service, manufacturing and administrative	December 2013 - November 2017
Most of World	73,976	Marketing, customer service, manufacturing and administrative	October 2013 - September 2019
Other (1)	66,735	Corporate strategy, technology development and prototyping laboratory	January 2018 - June 2024
___________________
(1) Includes locations that are exclusively corporate or global functions.
We believe that the total space available to us in the facilities we own or lease, and space that is obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.
Item 3. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 16 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

None.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
The ordinary shares of Vistaprint N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “VPRT.” As of July 31, 2013, there were approximately 17 holders of record of our ordinary shares, although there is a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2012:
First Quarter	$49.46	$26.00
Second Quarter	$35.92	$25.23
Third Quarter	$41.10	$28.95
Fourth Quarter	$42.77	$30.12
Fiscal 2013:
First Quarter	$42.59	$30.58
Second Quarter	$36.43	$28.61
Third Quarter	$40.18	$32.69
Fourth Quarter	$49.37	$36.75

Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, purchase our ordinary shares, or pay down our debt. Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with Dutch generally accepted accounting principles. We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association.

Issuer Purchases of Equity Securities
The following table outlines the purchases of our ordinary shares during the three months ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
April 1, 2013 through April 30, 2013	613,000	$38.12	613,000	6,152,275
May 1, 2013 through May 31, 2013	—	—	—	6,152,275
June 1, 2013 through June 30, 2013	—	—	—	6,152,275
Total	613,000	$38.12	613,000	6,152,275

(1)
On February 13, 2013, we announced that our Supervisory Board authorized the purchase of up to 6,800,000 of our outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the Exchange Act), through privately negotiated transactions or in one or more self tender offers. This share purchase authorization expires on May 8, 2014, and we may suspend or discontinue the purchase program at any time.

(2) Average price paid per share includes commissions paid in connection with our publicly announced share purchase program.

Performance Graph
The following graph compares the cumulative total return to shareholders on Vistaprint N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2008 and its relative performance is tracked through June 30, 2013.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Vistaprint N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2008	2009	2010	2011	2012	2013
Vistaprint N.V.	$100.00	$159.38	$177.47	$178.81	$120.70	$184.49
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
RDG Internet Composite	100.00	84.36	98.22	126.68	152.96	163.37
The share price performance included in this graph is not necessarily indicative of future share price performance.

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

	Year Ended June 30,
	2013 (a)(b)	2012 (b)	2011	2010	2009
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$1,167,478	$1,020,269	$817,009	$670,035	$515,826
Net income	29,435	43,994	82,109	67,741	55,686
Net income per share:
Basic	$0.89	$1.16	$1.89	$1.56	$1.29
Diluted	$0.85	$1.13	$1.83	$1.49	$1.25
Shares used in computing net income per share:
Basic	33,209,172	37,813,504	43,431,326	43,365,872	43,330,166
Diluted	34,472,004	38,953,179	44,951,199	45,336,561	44,634,191

	Year Ended June 30,
	2013 (a)(b)	2012 (b)	2011	2010	2009
	(In thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$140,012	$140,641	$162,633	$153,701	$120,051
Purchases of property, plant and equipment	(78,999)	(46,420)	(37,405)	(101,326)	(76,286)
Purchase of ordinary shares	(64,351)	(309,701)	(56,935)	—	(45,518)
Business acquisitions, net of cash acquired	—	(180,675)	—	(6,496)	—
Net proceeds (payments) of long-term debt	8,051	227,181	(5,222)	(13,848)	(3,219)

	As of June 30,
	2013 (a)(b)	2012 (b)	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (c)	$50,065	$62,203	$237,081	$172,331	$133,988
Working capital (c)	(54,795)	(26,381)	178,485	111,369	90,050
Total assets	601,567	592,429	555,900	477,889	369,549
Total long-term debt, excluding current portion	230,000	229,000	—	—	10,465
Total shareholders’ equity	189,561	189,287	450,093	376,114	285,534
___________________
(a) Includes the impact of our July 10, 2012 equity investment in Namex. See Note 14 in our accompanying financial statements in this Annual Report on Form 10-K for a discussion of this investment.
(b) Includes the impact of the acquisitions of Albumprinter Holding B.V. on October 31, 2011 and Webs, Inc. on December 28, 2011. See Note 7 in our accompanying financial statements in this Annual Report on Form 10-K for a discussion of these acquisitions.
(c) We define working capital as current assets less current liabilities. The significant decrease in working capital from June 30, 2011 to June 30, 2012 includes the impact of cash used for our acquisitions and ordinary share purchases. During fiscal 2013, we continued our ordinary share purchase program, expanded our geographic footprint through an equity method investment in China and modified our credit facility to include short-term debt, all of which have contributed to the continued decline in our working capital as of June 30, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report.

Executive Overview
For the fiscal year ended June 30, 2013, we reported revenue of $1,167.5 million representing 14% revenue growth over the prior year. Constant-currency revenue growth was 16% for this period. Constant-currency organic revenue growth, which excludes the impact of acquisitions, was 12% for the fiscal year ended June 30, 2013. Our organic constant-currency revenue growth in fiscal 2013 continues to be lower than our historical growth, and reflects a contrast of regional executional performance.
Despite our revenue growth and continued share purchase activity, EPS for the year ended June 30, 2013 declined 25% to $0.85 as compared to the prior period. This decline was primarily due to planned investments we made in support of our long-term growth strategy, including increased investment levels in our organic business such as advertising and other marketing expenditures in support of new and repeat customer growth, technology and development resources in support of our customer value proposition, and manufacturing and supply chain efficiency efforts. In addition, we have invested in our employee base and expanded in key departments, including additional resources in our Most of World business unit to develop and implement our long-term strategy for emerging markets. The combined effect of our fiscal 2012 acquisitions and fiscal 2013 indirect equity investment in Namex continued to be dilutive to our earnings.
On July 28, 2011, we introduced a long-term strategy and investment approach aimed to drive shareholder value through improving our customer value proposition, penetrating new parts of our core markets, driving significant efficiencies and competitive advantage through world-class manufacturing, and building foundations for future growth. Two years into this strategy, we have achieved progress in each area of this plan, but at different paces by region. In North America we are experiencing the benefits of the cultural shift towards a more customer-centric organization that we started two years ago, as evidenced by our strong organic revenue growth in the region. Meanwhile our marketing execution challenges in Europe have significantly contributed to our slowed overall revenue growth rates and reinforce the need for continued focus on improving the delivery of our customer value proposition in that region. Our mixed success has resulted in a re-evaluation of our long-term stated financial objectives. We believe that our investments over the past two years will enable us to scale and strengthen our competitive position, and will lead to longer-term value for our shareholders through margin expansion, regardless of our revenue growth trajectory. For fiscal 2014, we expect our constant-currency revenue growth rate to decline as compared to fiscal 2013, but we expect to deliver increased net income margin as a percentage of revenue and EPS, even as we continue to make important investments in our business.
Although we currently face some execution challenges in part of our business, our historical investment approach and strong execution has supported our ability to become a leader in the large and fragmented market for small business marketing solutions. We have built significant competitive advantages via our marketing approach, proprietary technology, and manufacturing expertise. We have developed substantial scale advantage by executing on our core strengths in mass customization technologies and by introducing a wide breadth of small business marketing products. We plan to continue to capitalize on our past success, as well as our recent investments, in order to further scale our business and drive significant long-term shareholder returns.
Our long-term goal is to be the leading online provider of micro business marketing solutions for businesses or organizations with fewer than 10 employees. Additionally, we plan to continue to focus on key market adjacencies where we believe we can drive additional long-term growth by employing our unique business model and customer value proposition. These adjacencies include digital marketing services, new geographic markets, and personalized products for home and family usage.
The strategy for growth in our core micro business marketing opportunity is to make investments and drive success in the following areas:

•
Customer Value Proposition.  We believe our average customer currently spends only a small portion of their annual budget for marketing products and services with us. By shifting our success metrics from transactionally focused profit measures to longer-term customer satisfaction and economic measures, we believe we can deliver improvements to our customer experience and value proposition that will significantly increase customer loyalty and lifetime value. Examples of these programs include improving the customer experience on our site, such as ease of use, less cross selling before customers reach the checkout, expanded customer service, and pricing transparency. While we serve customers across the spectrum of micro businesses with fewer than 10 employees, our strength has traditionally been in the smallest and most price sensitive of these customers rather than those with more sophisticated marketing needs and higher expectations. We believe the customer value proposition investments we are making will be foundational to our ability to support the needs of these higher expectations customers. We believe that a majority of the value of our core market opportunity is in these slightly larger micro businesses, and over the next several years, we hope to unlock the potential of this market segment while continuing to drive value for the price sensitive customers we have historically excelled at serving.

•
Lifetime Value Based Marketing.  We have traditionally acquired customers by targeting micro businesses who are already shopping online through marketing channels such as search marketing, email marketing, and other online advertising. We believe a significant portion of micro businesses in our core markets do not currently use online providers of marketing services. By investing more deeply into existing marketing channels, as well as opening up new channels such as television broadcast, direct mail and social media, we believe we can drive continued new customer growth and reach offline audiences that are not currently looking to online partners for marketing needs. Regionally, we have made the most progress executing this strategy in North America, where we have gained significant campaign and channel performance data that are helping us optimize advertising efficiencies. Given our recent revenue weakness in Europe, we have made more modest advertising investments in that region, as the current customer economics do not support these higher levels of investment. If we are successful in improving the European customer economics over time, we believe we could then benefit from enhanced advertising investments as we have done in North America.

•
World Class Manufacturing.  We believe our manufacturing processes are best-in-class when it comes to the printing industry. But when compared to the best manufacturing companies in the world, we believe there is significant opportunity to drive further efficiencies and competitive advantages. By focusing additional top engineering talent on key process approaches, we believe we can make a step-function improvement in product quality and reliability, and significantly lower unit manufacturing costs. We have dedicated resources focused on improving our current processes and developing new and better tools for the future. To date, our execution of this strategy element has been strong, and we believe we have many more opportunities for further enhancements.

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•
Digital Marketing Services.  We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. Since we launched digital marketing services in April 2008, our number of unique paying organic digital subscribers has grown to approximately 365,000. In fiscal 2012, we acquired Webs, Inc. ("Webs") to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. During fiscal 2013 we introduced the Webs white-labeled Pagemodo product to Vistaprint customers and began cross-promotional offers of Vistaprint products to Webs customers. We have nearly completed the integration of the Webs site builder technology into the Vistaprint website offering, and we expect that it will take several years to realize the full potential of this combination.

•
Geographies outside North America and Europe.  For the fiscal year ended June 30, 2013, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. Developing a business in emerging markets is complex, and often requires local expertise and presence. To support our expansion into global emerging markets, during fiscal 2013 we launched our new website, customer service and manufacturing facility in India (after acquiring the assets and hiring the team of a local company), and also executed an indirect minority investment in a Chinese printing business. We expect that these investments will be dilutive to earnings for multiple years and will not become a material source of revenue for the foreseeable future, but could drive significant growth longer term.

•
Home and Family.  Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. We continue to add new products and services targeted at the home and family market. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. We expanded our product offerings in 2012 through the acquisition of Albumprinter, a leading provider of photo books and other photo products in Europe, and a strategic partnership with Nickelodeon to offer licensed character content to Vistaprint customers. During fiscal 2013, we continued to focus on enhancements of home and family content for our customers, augmenting our already large creative base with more modern offerings and upgraded substrates for key products such as invitations and announcements.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates, which we discuss further below. This section should be read in conjunction with Note 2, "Summary of Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition. We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, and order referral fees. We recognize revenue arising from sales of products and services, net of discounts and applicable indirect taxes, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the net sales price is fixed or determinable and collection is reasonably assured. For arrangements with multiple deliverables, we allocate revenue to each deliverable based on the relative selling price for each deliverable. We determine the relative selling price using a hierarchy of (1) company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. Shipping, handling and processing charges billed to customers are included in revenue. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered. For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. The revenue for a significant portion of our unredeemed vouchers remains deferred as of June 30, 2013, as we establish sufficient historical redemption information with our customer base.
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
Advertising Expense. We rely heavily on our advertising and marketing efforts in order to promote our products and services to generate revenue growth. Advertising costs, including production related items, are expensed when the costs are incurred. At each balance sheet date we make estimates of advertising spend that has not yet been invoiced. The accuracy of those estimates depends on sufficient data from our global marketing partners and generally involves a high volume of transactions. We perform extensive analysis on our historical estimates relative to actual performance; however, based on the volume and significance of our marketing spend in any period, these estimates require judgment to accurately recognize the appropriate expense during the period. As of June 30, 2013, we had $24.8 million recorded as an accrued liability for advertising costs.
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
For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards' expected vesting periods. Management continually monitors the probability of vesting that is impacted by the achievement of certain business targets and milestones. Independent factors such as market acceptance, technological feasibility or economic market volatility could impact the achievement of such awards and contribute to variability in management's estimate and the recognition of the underlying share-based compensation expense. As the recognition of the compensation expense is reliant upon management's estimate of the likelihood of achievement of the award, if the probability increases during any given period, the compensation cost associated with that award would be accelerated in order to match the estimated outcome. These changes in estimate could result in periods of high expense fluctuation.
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
Software and Website Development Costs. We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which we revised in fiscal 2013 from two years to three years. This change in estimated useful life increased our pre-tax income for fiscal year ended June 30, 2013 by approximately $2.7 million when compared to the historical estimated useful life. Our judgment is required in determining whether a project provides new or additional functionality, the point at which various projects enter the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs, and determining the estimated useful lives over which the costs are amortized. Historically we have not had any significant impairments of our capitalized software and website development costs; however, in fiscal 2013 we did abandon $0.5 million of previously capitalized technology.
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
Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Costs related to the acquisition of a business are expensed as incurred.
Goodwill, Indefinite-Lived Intangible Assets, and Other Long-Lived Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. In the third quarter of fiscal 2012, we early adopted new accounting guidance that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For our annual impairment test in fiscal 2013, we considered those factors including the timing of the most recent fair value assessment (approximately $140.9 million of the goodwill as of June 30, 2013 was the result of acquisitions during the second quarter of fiscal 2012), the operating results of the reporting units as compared to forecast, an assessment of our overall market capitalization as compared to our consolidated net assets, and the consideration of market or economic events that could be indicative of impairment. In addition to the specific factors mentioned above, we assess the following individual factors on an ongoing basis such as:

•	A significant adverse change in legal factors or the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel; and

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.
We elected to perform a quantitative goodwill impairment test for our January 1, 2013 analysis, our annual testing date, in order to establish an updated baseline fair value for each of our reporting units as the majority of our goodwill was established in the second quarter of fiscal 2012 immediately preceding our prior year annual goodwill impairment test.
Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology. The discounted cash flows are based on our strategic plans and best estimates of revenue growth and operating profit by each reporting unit. Our annual analysis requires significant judgment, including the identification and aggregation of reporting units, discount rate and perpetual growth rate assumptions, and the amount and timing of expected future cash flows. Our annual goodwill impairment test by reporting unit as of January 1, 2013 determined that the estimated fair value of each reporting unit sufficiently exceeds its carrying value and thus no further evaluation of impairment was necessary. While we believe our assumptions are reasonable, actual results could differ from our projections. We considered any changes to the reporting units since our annual assessment and have concluded that as of June 30, 2013 no impairment indicators exist for any of our reporting units.

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
Investments in Equity Interests. We record our share of the results of investments in equity interests within the account loss in equity interests on the consolidated statements of operations. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment, which involves considering factors such as comparable valuations of public companies similar to the entity in which we have an equity investment, current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other entity and industry specific information.
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
Recently Issued or Adopted Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements."
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2013	2012	2011
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	34.3%	34.8%	35.2%
Technology and development expense	14.1%	12.7%	11.5%
Marketing and selling expense	38.2%	36.8%	33.3%
General and administrative expense	9.4%	10.3%	8.6%
Income from operations	4.0%	5.4%	11.4%
Other income (expense), net	—%	0.2%	(0.3)%
Interest income (expense), net	(0.5)%	(0.1)%	0.1%
Income before income taxes and loss in equity interests	3.5%	5.5%	11.2%
Income tax provision	0.8%	1.2%	1.2%
Loss in equity interests	0.2%	—%	—%
Net income	2.5%	4.3%	10.0%

In thousands

	Year Ended June 30,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$1,167,478	$1,020,269	$817,009	14%	25%
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

Revenue for the fiscal year ended June 30, 2013 increased 14% to $1,167.5 million compared to the fiscal year ended June 30, 2012 due to increases in sales across our product and service offerings in our organic business, as well as revenue from the Albumprinter and Webs businesses that were included for only a portion of our fiscal 2012 results. The number of unique active customers increased by 10% to 15.8 million during fiscal 2013, contributing positively to our 12% total organic business revenue growth. The organic North American business continued to deliver a solid performance with 17% constant-currency revenue growth, leveraging successful programs to drive customer value that we started two years ago. Our organic European business delivered disappointing constant-currency growth of just 5% during the fiscal year ended June 30, 2013 as compared to the prior comparative period. We expect our fiscal 2014 European revenue growth rate to remain below our historical trends as we work to improve our value proposition and certain marketing execution issues in the region. Most of World constant-currency growth declined to 17% from 38%, as we reach relative maturity in certain markets which currently comprise a majority of the region's revenue activity. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 120 basis points during the fiscal year ended June 30, 2013, as compared to the prior year period.
Revenue for the fiscal year ended June 30, 2012 increased 25% to $1,020.3 million compared to the fiscal year ended June 30, 2011, due to increases in sales across our product and service offerings, as well as across all geographic segments, and our acquisitions of Albumprinter and Webs. The overall growth during this period was driven by increases in the number of unique active customers, excluding the effect of acquisitions, which grew by 26% to approximately 14.4 million. Excluding the effect of acquisitions, new customer additions during the year ended June 30, 2012 grew 27% to approximately 9.4 million. The stronger U.S. dollar negatively impacted our revenue growth by an estimated 60 basis points in the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011.
We monitor unique active customers and average bookings per unique active customer on a trailing twelve-month, or TTM, basis. The following table summarizes our operational revenue metrics, excluding acquisitions, for the years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
	2013	2012	% Increase/(Decrease)
Unique active customers	15.8 million	14.4 million	10%
New customers	10.1 million	9.4 million	7%
Retained customers	5.7 million	5.0 million	14%

Average bookings per unique active customer	$69	$68	1%
New customers	$51	$51	—%
Retained customers	$98	$99	(1)%

	Year Ended June 30,
	2012	2011	% Increase/(Decrease)
Unique active customers	14.4 million	11.4 million	26%
New customers	9.4 million	7.4 million	27%
Retained customers	5.0 million	4.0 million	25%

Average bookings per unique active customer	$68	$72	(6)%
New customers	$51	$55	(7)%
Retained customers	$99	$100	(1)%

Total revenue by geographic segment for the fiscal years ended June 30, 2013, 2012 and 2011 are shown in the following table:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$644,326	$543,860	18%	—%	18%	(1)%	17%
Europe	452,202	415,213	9%	2%	11%	(6)%	5%
Most of World	70,950	61,196	16%	1%	17%	—%	17%
Total revenue	$1,167,478	$1,020,269	14%	2%	16%	(4)%	12%

	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Organic
	2012	2011	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$543,860	$452,770	20%	—%	20%	(1)%	19%
Europe	415,213	321,716	29%	2%	31%	(13)%	18%
Most of World	61,196	42,523	44%	(6)%	38%	—%	38%
Total revenue	$1,020,269	$817,009	25%	—%	25%	(5)%	20%
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
The following table summarizes our comparative operating expenses for the period:
In thousands

	Year Ended June 30,
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Cost of revenue	$400,293	$355,205	$287,806	13%	23%
% of revenue	34.3%	34.8%	35.2%
Technology and development expense	$164,859	$129,162	$93,626	28%	38%
% of revenue	14.1%	12.7%	11.5%
Marketing and selling expense	$446,116	$375,538	$271,838	19%	38%
% of revenue	38.2%	36.8%	33.3%
General and administrative expense	$110,086	$105,190	$70,659	5%	49%
% of revenue	9.4%	10.3%	8.6%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, production costs of free products and other related costs of products sold by us.
The decrease in cost of revenue, as a percentage of total revenue, from fiscal 2012 to fiscal 2013 is due to improved overhead absorption as a result of higher product sales, increased labor and production efficiency, improvements in our materials sourcing, and better pricing of our products. In addition, the decrease in cost of revenue, as a percentage of total revenue for the twelve months ended June 30, 2013, includes a $1.4 million benefit from a non-cash gain related to a free piece of equipment.

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
The growth in our technology and development expenses of $35.7 million for fiscal 2013 was primarily due to increased payroll and facility-related costs of $30.0 million as a result of a planned increase in headcount in our technology development and information technology support organizations. At June 30, 2013, we employed 786 employees in these organizations compared to 657 employees at June 30, 2012. Share-based compensation attributable to technology and development personnel increased by $4.0 million as compared to the prior comparative period partially due to a full period of expense associated with restricted shares granted as part of the Webs acquisition. In addition, other technology and development expenses increased $6.1 million as compared to the prior comparative period due to increased employee travel and training costs, recruitment costs, and increased depreciation, hosting services, and other costs related to continued investment in our website infrastructure. These expense increases were partially offset by decreased expense related to capitalized software costs of $5.7 million, due in part to our change in the estimated useful life of our capitalized software and website development costs from 2 to 3 years of $2.7 million as discussed in Note 2 of the accompanying consolidated financial statements, as well as an increase in current costs that qualify for capitalization during the fiscal year. The fiscal year ended June 30, 2013 includes $1.3 million of additional amortization of acquired developed technology assets from the acquisitions of Albumprinter and Webs as compared to fiscal 2012.
The increase in our technology and development expenses of $35.5 million for fiscal 2012 was primarily due to increased payroll and facility-related costs of $28.4 million associated with increased headcount in our technology development and information technology support organizations, an integral part of our long-term growth strategy. At June 30, 2012, we employed 657 employees in these organizations compared to 454 employees at June 30, 2011. In addition other technology and development expenses increased $4.1 million as compared to the prior comparative period due to increased employee travel and training costs, recruitment costs and increased depreciation, hosting services and other costs related to continued investment in our website infrastructure. Furthermore, the year ended June 30, 2012 includes amortization of certain acquired intangible assets related to the Albumprinter and Webs transactions of $2.3 million. The increase in other website related expenses during fiscal 2012 was partially offset by a legal settlement of a patent claim in fiscal 2011.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The growth in our marketing and selling expenses of $70.6 million for fiscal 2013 as compared to fiscal 2012 was driven primarily by increases of $34.4 million in advertising costs and commissions related to new customer acquisition and promotions targeted at our existing customer base, an integral component of our long-term growth strategy. We continued to expand our marketing organization and our customer service, sales and design support centers and at June 30, 2013, we employed 1,672 employees in these organizations compared to 1,515 employees at June 30, 2012, resulting in increased payroll and facility-related costs when compared to prior periods of $24.8 million. For fiscal 2013, share-based compensation costs attributable to marketing and selling personnel increased $3.7 million as compared to the prior comparative period due primarily to a change in the functional classification of a portion of the share-based compensation expense to selling and marketing expense in fiscal 2013 as a result of a change in role by certain employees, as well as a full period of expense associated with restricted shares granted as part of the Webs acquisition. Other marketing and selling expenses also increased by

$4.4 million due to increased depreciation costs, payment processing fees, and professional fees. Furthermore, fiscal 2013 includes increased amortization expense of $3.3 million as compared to fiscal 2012 from acquired customer and brand name intangible assets related to the acquisitions of Albumprinter and Webs. The increase in amortization expense is due to an acceleration of $1.4 million associated with a change in the expected usage of an asset, in addition to a full annual period of expense in fiscal 2013 related to the Albumprinter and Webs acquisitions.
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
During the fiscal year ended June 30, 2013, our general and administrative expenses increased as compared to fiscal 2012 by $4.9 million, primarily due to increased payroll and facility-related costs of $6.1 million resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth. At June 30, 2013 we employed 400 employees in these organizations compared to 369 employees at June 30, 2012. These additional payroll related costs were offset by a $1.2 million decrease in professional fees, as the fiscal 2012 comparable period included transaction costs associated with our Albumprinter and Webs acquisitions, as well as expenses associated with a patent infringement trial, which did not recur in fiscal 2013 as well as certain one-time termination benefits.
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
Other income (expense), net
Other income (expense), net, primarily consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries. Currency transaction activity for the fiscal year ended June 30, 2013 was $0.1 million of expense as compared to $2.4 million of income for fiscal 2012 and $2.2 million of expense for year ended June 30, 2011. The variation in activity for the comparative periods is primarily related to a gain in fiscal 2012 from Euro currency transactions relating to the funding of the Albumprinter acquisition, which did not occur in 2013 or 2011.
Interest income (expense), net
Interest income (expense), net, which consists primarily of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs was $5.3 million and $1.7 million of net expense for fiscal 2013 and 2012, respectively. The increase in interest expense in fiscal 2013 as compared to fiscal 2012 is a result of increased borrowing levels under our credit facility throughout the respective years.

In October 2011, we executed our credit facility which resulted in $1.7 million of net interest expense for fiscal year 2012 compared with interest income of $0.2 million in fiscal 2011 before our credit facility was put in place.
Income tax provision

	Year Ended June 30,
	2013	2012	2011
Income tax provision	$9,387	$11,851	$9,013
Effective tax rate	23.0%	21.2%	9.9%
Income tax expense decreased to $9.4 million for fiscal 2013, as compared to $11.9 million for fiscal 2012 and increased, as compared to $9.0 million for fiscal 2011. The decrease in tax from fiscal 2012 is primarily a result of the recognition in fiscal 2013 of a $1.9 million deferred tax benefit associated with an election made by one of our Canadian subsidiaries to file its tax reporting using U.S. dollars and other unfavorable tax adjustments recognized in fiscal 2012. Excluding these items, tax expense would have been higher in fiscal 2013 compared to fiscal 2012. On an annual basis, the income tax expense for the majority of our subsidiaries is mainly a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. Accordingly, our effective tax rate will typically vary inversely to changes in our consolidated pre-tax income, and we expect this variation will continue in future periods.
The increase in the overall effective tax rate for fiscal 2013, as compared to fiscal 2012 is primarily due to the reduction in our consolidated pre-tax income as a result of increased planned investments in support of our long-term growth strategy, increases in valuation allowances for certain jurisdictions for which management has determined that it is more likely than not that not all net deferred tax assets will be realized in the foreseeable future, and higher tax expense associated with the fiscal 2012 transfer of the Webs’ global sales and distribution rights, customer lists, marketing intangibles, web-based technologies, software tools, and related technical data and know-how (collectively "Webs Intellectual Property"). The overall increase in our fiscal 2013 overall effective tax rate and income tax expense was partially offset by the aforementioned recognition of a $1.9 million deferred tax benefit associated with an election made by one of our Canadian subsidiaries to file its tax reporting using U.S. dollars.
The increase in the overall effective tax rate during the year ended June 30, 2012 as compared to June 30, 2011 is primarily due to the reduction in our consolidated pre-tax income as a result of planned investments in support of our long-term growth strategy, tax expense associated with the transfer of the Webs Intellectual Property, and the expiration of the U.S. federal research and development tax credit on December 31, 2011.
On January 2, 2012, one of our subsidiaries purchased Webs Intellectual Property in order to align the Webs business with our global operations. As this was an intra-entity transfer, the tax cost to be incurred by Webs associated with the gain recognized on the transfer has been deferred in other assets in the consolidated balance sheet and will be amortized into tax expense over a weighted average period of approximately 13 years. The subsidiary elected to purchase the Webs’ Intellectual Property using an installment obligation that results in the tax being paid over a 7.5 year term and, therefore, the related tax liability has been included in deferred tax liabilities in the consolidated balance sheet.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that it could have a material impact on our financial condition, results of operations or cash flows. See Note 13 in our accompanying consolidated financial statements for additional discussion.
Loss in Equity Interest
In July 2012, we made an investment in Namex Limited and its related companies ("Namex"), which includes a Chinese printing business, for a 34.5% proportionate ownership. Our share of the loss for the fiscal year ended June 30, 2013 was $1.9 million. See Note 14 in our accompanying consolidated financial statements for additional discussion.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2013	2012	2011
Net cash provided by operating activities	$140,012	$140,641	$162,633
Net cash used in investing activities	(98,931)	(232,268)	(34,330)
Net cash used in financing activities	(53,255)	(79,167)	(58,282)
At June 30, 2013, we had $50.1 million of cash and cash equivalents and $238.8 million of outstanding debt. Cash and cash equivalents decreased $12.1 million during fiscal 2013. The cash flows during the twelve months ended June 30, 2013 related primarily to the following items:
Cash inflows:

•	Net income of $29.4 million;

•
Positive adjustments to accrual based net income for non-cash items of $89.6 million primarily related to depreciation and amortization of $64.3 million and share-based compensation costs of $32.9 million;

•	Proceeds from borrowing of long-term debt of $113.7 million; and

•	Changes in working capital balances of $21.0 million.
Cash outflows:

•
Capital expenditures of $79.0 million of which $40.1 million were related to the construction of facilities, $20.3 million were related to the purchase of manufacturing and automation equipment for our production facilities, and $18.6 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Repayments of long-term debt and debt issuance costs of $105.7 million;

•	Purchases of our ordinary shares of $64.4 million;

•	Our investment in Namex of $12.8 million; and

•	Internal costs for software and website development that we have capitalized of $7.7 million.
Additional Liquidity and Capital Resources Information. During fiscal 2013, we financed our operations, strategic investments in capital expenditures, ordinary share purchases and equity investment primarily through internally generated cash flows from operations as well as our debt financing. We currently plan to invest approximately $85 million to $100 million in total capital expenditures in fiscal 2014. Due to our recent investments, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements and any share purchase activity, for the foreseeable future.
As of June 30, 2013, approximately $49.1 million of our cash and cash equivalents was held by our subsidiaries; and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $120.4 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. We have access to borrow an aggregate of $498.8 million via our restated credit agreement, which is composed of both revolving and term loan arrangements that have repayments due on various dates through

February 8, 2018. Up to $50 million in borrowings may be made in Euro, Swiss Francs and such other non-United States Dollar currencies as permitted by our lenders. The restated credit agreement also contains letter of credit and swingline loan sublimits of $25 million each. We may from time to time, so long as no default or event of default has occurred and is continuing, increase the loan commitments under the restated credit agreement. As of June 30, 2013 we may increase our loan commitments by up to $165 million by adding new commitments or increasing the commitment of willing lenders. In order to mitigate our exposure to interest rate variability, we execute interest rate swap contracts to fix a portion of our interest payments on our outstanding debt with varying maturities. See Note 4 in our accompanying consolidated financial statements for additional discussion.
In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, purchase our ordinary shares, or support our long-term growth. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. The amount available for borrowing under our credit facility as of June 30, 2013 is as follows:

In thousands

June 30, 2013
Maximum aggregate available for borrowing	$498,750
Outstanding borrowings of credit facility	238,750
Remaining amount	260,000
Limitations to borrowing due to debt covenants and other obligations (1)	(31,420)
Amount available for borrowing as of June 30, 2013	$228,580
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
Debt Covenants. Our restated credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including the purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2013 through 2018, and (2) financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed (i) 3.5 during the period from December 31, 2012 through December 31, 2013; (ii) 3.25 during the period from March 31, 2014 through December 31, 2014; and (iii) 3.0 after March 31, 2015; and

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.0.
    At June 30, 2013, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement included as an exhibit to Form 8-K filed on February 13, 2013.

Contractual Obligations
Contractual obligations at June 30, 2013 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$53,002	$12,708	$21,823	$11,253	$7,218
Purchase commitments	39,569	39,569	—	—	—
Debt	263,975	14,279	32,243	217,453	—
Other	24,750	8,194	6,501	6,657	3,398
Total (1)	$381,296	$74,750	$60,567	$235,363	$10,616
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $5.5 million as of June 30, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 13 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future rental payments required under our leases are an aggregate of approximately $53.0 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.8 million and $2.1 million, respectively. In July 2013, we executed a lease for an eleven year term to move our Lexington, Massachusetts operations to a new facility in Waltham, Massachusetts, commencing in the second half of calendar 2015. The table above includes the lease payments associated with our current least but no future lease payments associated with the new facility as the lease was not effective as of June 30, 2013.
Purchase Obligations. At June 30, 2013, we had unrecorded commitments under contract of $39.6 million, which were principally composed of inventory purchase commitments of approximately $13.3 million, production and computer equipment purchases of approximately $11.2 million, various facility expansion and improvement projects of $5.1 million, and other unrecorded purchase commitments of $10.0 million.
Debt. The term loan outstanding under our amended and restated credit agreement has repayments due on various dates through February 8, 2018, with the revolving loans due on February 8, 2018. Interest payable included in this table is based on the interest rate as of June 30, 2013 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Other Obligations. Includes an installment obligation of $19.8 million related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2013. Also included is a $5.0 million additional funding obligation due to our investment in Namex which is payable on or before October 1, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of June 30, 2013, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of June 30, 2013, we have $238.8 million of total U.S. dollar denominated variable rate debt and $19.8 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of

June 30, 2013, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.3 million over the next 12 months.
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

In order to mitigate a portion of the exposure related to currency exchange rate volatility on our net income, we execute currency forward contracts. Our current contracts mature at various dates through September 30, 2013.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $2.5 million, $2.1 million and $0.8 million on our income before taxes for the fiscal years 2013, 2012 and 2011, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.

Foreign currency transaction losses included in other income (expense), net for the year ended June 30, 2013 and 2011 were $0.1 million and $2.2 million, respectively, while fiscal 2012 resulted in foreign currency transaction gains of $2.4 million.

Item 8. Financial Statements and Supplementary Data
VISTAPRINT N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Supervisory Board and Shareholders of
Vistaprint N.V.
We have audited the accompanying consolidated balance sheets of Vistaprint N.V. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vistaprint N.V. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vistaprint N.V.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
August 15, 2013

VISTAPRINT N.V.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$50,065	$62,203
Accounts receivable, net of allowances of $104 and $189, respectively	22,026	20,125
Inventory	7,620	7,168
Prepaid expenses and other current assets	20,520	26,102
Total current assets	100,231	115,598
Property, plant and equipment, net	280,022	261,228
Software and web site development costs, net	9,071	5,186
Deferred tax assets	581	327
Goodwill	140,893	140,429
Intangible assets, net	30,337	40,271
Other assets	29,184	29,390
Investment in equity interests	11,248	—
Total assets	$601,567	$592,429
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,597	$25,931
Accrued expenses	103,338	98,402
Deferred revenue	18,668	15,978
Deferred tax liabilities	1,466	1,668
Current portion of long-term debt	8,750	—
Other current liabilities	207	—
Total current liabilities	155,026	141,979
Deferred tax liabilities	12,246	18,359
Other liabilities	14,734	13,804
Long-term debt	230,000	229,000
Total liabilities	412,006	403,142
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 and 120,000,000 shares authorized, respectively; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 and 120,000,000 shares authorized, respectively; 44,080,627 and 49,950,289 shares issued, respectively; and 32,791,338 and 34,119,637 shares outstanding, respectively	615	699
Treasury shares, at cost, 11,289,289 and 15,830,652 shares, respectively	(398,301)	(378,941)
Additional paid-in capital	299,659	285,633
Retained earnings	299,144	292,628
Accumulated other comprehensive loss	(11,556)	(10,732)
Total shareholders’ equity	189,561	189,287
Total liabilities and shareholders’ equity	$601,567	$592,429

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2013	2012	2011
Revenue	$1,167,478	$1,020,269	$817,009
Cost of revenue (1)	400,293	355,205	287,806
Technology and development expense (1)	164,859	129,162	93,626
Marketing and selling expense (1)	446,116	375,538	271,838
General and administrative expense (1)	110,086	105,190	70,659
Income from operations	46,124	55,174	93,080
Other income (expense), net	(63)	2,350	(2,197)
Interest income (expense), net	(5,329)	(1,679)	239
Income before income taxes and loss in equity interests	40,732	55,845	91,122
Income tax provision	9,387	11,851	9,013
Loss in equity interests	1,910	—	—
Net income	$29,435	$43,994	$82,109
Basic net income per share	$0.89	$1.16	$1.89
Diluted net income per share	$0.85	$1.13	$1.83
Weighted average shares outstanding — basic	33,209,172	37,813,504	43,431,326
Weighted average shares outstanding — diluted	34,472,004	38,953,179	44,951,199
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2013	2012	2011
Cost of revenue	$398	$329	$686
Technology and development expense	9,209	5,171	4,178
Marketing and selling expense	6,354	2,692	3,841
General and administrative expense	16,967	17,221	12,972

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Net income	$29,435	$43,994	$82,109
Other comprehensive income:
Foreign currency translation	(910)	(23,609)	23,483
Unrealized gain on derivative instruments designated and qualifying as cash flow hedges	483	—	—
Amounts reclassified from accumulated other comprehensive income to net income	(397)	—	19
Total comprehensive income	$28,611	$20,385	$105,611

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2010	49,891	$698	(6,036)	$(29,637)	$249,153	$166,525	$(10,625)	$376,114
Issuance of ordinary shares due to share option exercises	59	1	256	3,035	3,977			7,013
Restricted share units vested, net of shares withheld for taxes			301	(1,840)	(3,813)			(5,653)
Excess tax benefits from share-based compensation					2,515			2,515
Share-based compensation expense					21,428			21,428
Purchase of ordinary shares			(1,327)	(56,935)				(56,935)
Net income						82,109		82,109
Foreign currency translation							23,483	23,483
Reclassification of unrealized gains to net income							19	19
Balance at June 30, 2011	49,950	$699	(6,806)	$(85,377)	$273,260	248,634	$12,877	$450,093
Issuance of ordinary shares due to share option exercises			92	1,938	(544)			1,394
Restricted share units vested, net of shares withheld for taxes			278	3,445	(7,594)			(4,149)
Grant of restricted share awards			506	10,754	(10,754)			—
Excess tax benefits from share-based compensation					6,108			6,108
Share-based compensation expense					25,157			25,157
Purchase of ordinary shares			(9,901)	(309,701)				(309,701)
Net income						43,994		43,994
Foreign currency translation							(23,609)	(23,609)
Balance at June 30, 2012	49,950	$699	(15,831)	$(378,941)	$285,633	$292,628	$(10,732)	$189,287
Issuance of ordinary shares due to share option exercises			281	8,715	(3,910)			4,805
Cancellation of treasury shares	(5,870)	(84)	5,870	30,262	(7,259)	(22,919)		—
Restricted share units vested, net of shares withheld for taxes			242	6,014	(9,570)			(3,556)
Excess tax benefits from share-based compensation					1,796			1,796
Share-based compensation expense					32,969			32,969
Purchase of ordinary shares			(1,851)	(64,351)				(64,351)
Net income						29,435		29,435
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							86	86
Foreign currency translation							(910)	(910)
Balance at June 30, 2013	44,080	$615	(11,289)	$(398,301)	$299,659	$299,144	$(11,556)	$189,561
See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Operating activities
Net income	$29,435	$43,994	$82,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,325	59,427	50,627
Share-based compensation expense	32,928	25,413	21,677
Excess tax benefits derived from share-based compensation awards	(1,796)	(6,108)	(2,515)
Deferred taxes	(8,626)	(1,810)	1,614
Loss in equity interests	1,910	—	—
Non-cash gain on equipment	(1,414)	—	—
Abandonment of long-lived assets	1,529	—	252
Other non-cash items	741	361	468
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(1,520)	(1,405)	(3,454)
Inventory	(525)	1,150	(1,466)
Prepaid expenses and other assets	10,802	(5,768)	5,034
Accounts payable	511	5,667	(2,610)
Accrued expenses and other liabilities	11,712	19,720	10,897
Net cash provided by operating activities	140,012	140,641	162,633
Investing activities
Purchases of property, plant and equipment	(78,999)	(46,420)	(37,405)
Business acquisitions, net of cash acquired	—	(180,675)	—
Proceeds from sale of intangible assets	1,750	—	—
Purchases of intangible assets	(750)	(239)	(205)
Capitalization of software and website development costs	(7,667)	(5,463)	(6,290)
Maturities and redemptions of marketable securities	—	529	9,570
Investment in equity interests	(12,753)	—	—
Issuance of note receivable	(512)	—	—
Net cash used in investing activities	(98,931)	(232,268)	(34,330)
Financing activities
Proceeds from borrowings of long-term debt	113,712	408,500	—
Payments of long-term debt and debt issuance costs	(105,661)	(181,319)	(5,222)
Payments of withholding taxes in connection with vesting of restricted share units	(3,556)	(4,149)	(5,653)
Purchases of ordinary shares	(64,351)	(309,701)	(56,935)
Excess tax benefits derived from share-based compensation awards	1,796	6,108	2,515
Proceeds from issuance of ordinary shares	4,805	1,394	7,013
Net cash used in financing activities	(53,255)	(79,167)	(58,282)
Effect of exchange rate changes on cash	36	(3,555)	3,804
Net (decrease) increase in cash and cash equivalents	(12,138)	(174,349)	73,825
Cash and cash equivalents at beginning of period	62,203	236,552	162,727
Cash and cash equivalents at end of period	$50,065	$62,203	$236,552
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2013	2012	2011
Cash paid during the period for:
Interest	$4,762	$1,487	$219
Income taxes	13,656	7,104	4,259
See accompanying notes.

VISTAPRINT N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2013, 2012 and 2011
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of the recoverability of our long-lived assets and goodwill, advertising expense and related accruals, share-based compensation, accounting for business combinations and equity method investments, income taxes, and litigation and contingencies, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
During the second fiscal quarter of our 2013 fiscal year, we revised our interim accrual practice for cash incentive compensation that is paid based on achievement of annual performance targets. Historically, the related costs were accrued each interim period based upon the weight of year-to-date results relative to the forecasted annual target; however, due to fluctuations in the pattern of quarterly results relative to historical trends and interim periods of net loss, we believe a straight-line attribution method better matches the pattern of how the employee earns the award. This change in practice does not affect full year net income, but does affect the trend of quarterly earnings relative to past interim periods.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $1,510 and $1,645 as of June 30, 2013 and 2012, respectively, and are included in other assets in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable includes amounts due from customers and partners. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is considered remote.
Inventories
Inventories consist primarily of raw materials and are recorded at the lower of cost or market value using a first-in, first-out method. Costs to produce free products are included in cost of revenues as incurred.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in fiscal 2013 or 2012 as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
Software and Web Site Development Costs
We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software. As of July 1, 2012, we revised the estimated useful life of our capitalized software and website developments costs from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimated useful life increased our pre-tax income for fiscal year ended June 30, 2013 by approximately $2,718 when compared to the historical estimated useful life and could have a material impact in the future. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.
Amortization of previously capitalized amounts in the years ended June 30, 2013, 2012 and 2011 was $3,118, $6,325 and $6,653, respectively, resulting in accumulated amortization of $10,315 and $11,864 at June 30, 2013 and 2012, respectively.
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

Long-Lived Assets
Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. We did not have any assets held for sale at June 30, 2013 or 2012.
For the fiscal year ended, June 30, 2013, 2012 and 2011 we recorded abandonment charges for long-lived assets, inclusive of capitalized software, of $1,529, $0, and $252, respectively.
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
Goodwill
Goodwill is evaluated for impairment on an annual basis during the fiscal third quarter or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The evaluation of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment should be aggregated as one reporting unit due to their similarity or reviewed individually. In 2012, we early adopted the accounting guidance that allows entities to perform a qualitative assessment of goodwill impairment. In fiscal 2013, we elected to perform the quantitative impairment test for our January 1, 2013 analysis in order to establish an updated baseline fair value for each of our reporting units as the majority of our goodwill was established in the second quarter of fiscal 2012 immediately preceding our prior year annual goodwill impairment test.

Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology. The discounted cash flows are based on our strategic plans and best estimates of revenue growth and operating profit by each reporting unit. Our analysis requires the exercise of significant judgment, including the identification reporting units and the consideration of aggregation, assumptions about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Our annual goodwill impairment test by reporting unit as of January 1, 2013 determined that the estimated fair value of each reporting unit sufficiently exceeds its carrying value and thus no further evaluation of impairment was necessary. While we believe our assumptions are reasonable, actual results could differ from our projections. There have been no indications of impairment that would require an updated analysis as of June 30, 2013.

Debt Issuance Costs
Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, or on a straight-line basis through the maturity date for our credit facility. During the year ended June 30, 2013 and 2012, we capitalized debt issuance costs related to our credit facility arrangements of $1,887 and $1,819, respectively. Amortization of these costs is included in interest income (expense), net in the consolidated statements of operations and amounted to $556 and $206, for the years ended June 30, 2013 and 2012. Debt issuance costs recognized in the consolidated balance sheets were $2,936 and $1,613 as of June 30, 2013 and 2012, respectively.
Investments in Equity Interests
We record our share of the results of investments in equity interests and any related amortization, within loss in equity interests on the consolidated statements of operations. We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment, which involves considering factors such as comparable valuations of public companies similar to the entity in which we have an equity investment, current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other entity and industry specific information.
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We execute these instruments with financial institutions that hold an investment grade credit rating. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may elect not to apply hedge accounting. We do not currently hold or issue derivative financial instruments for trading or speculative purposes and do not have any derivatives that are not designated as hedges for accounting purposes. In accordance with the fair value measurement guidance, our accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Shareholders’ Equity
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
Treasury Shares
Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and upon issuance we determine the cost using the average cost method. Effective January 28, 2013, 5,869,662 of our ordinary shares issued and held in our treasury account were canceled and have become authorized but unissued ordinary shares, as authorized by our shareholders on November 8, 2012. These canceled shares represent the remaining balance as of November 8, 2012 of the ordinary shares that were held in treasury at the date of the redomiciliation of our publicly traded parent company from Bermuda to the Netherlands in August 2009. The cancellation of the treasury shares resulted in a reduction of additional paid in capital and retained earnings.
Revenue Recognition
We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services,order referral fees and other third party offerings. We recognize revenue arising from sales of products and services when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on our part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services we recognize revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered.

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. We allocate any arrangement fee to each of the elements based on their relative selling prices.
Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue. Sales and purchases in jurisdictions which are subject to indirect taxes, such as value added tax (“VAT”), are recorded net of tax collected and paid as we act as an agent for the government.
We sell vouchers through discount voucher websites which do not have an expiration date. Upon issuance of the voucher, a liability is established for its cash value. We relieve the liability and recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Over time, some portion of these vouchers are not redeemed and if there is not a legal obligation to remit the unredeemed voucher to the relevant jurisdiction, an estimated redemption factor may be applied. We are in the process of evaluating historical data in order to determine the portion of discount vouchers that will not be redeemed based on our customer redemption patterns. However, we currently have not established sufficient history and the unredeemed coupons remain in deferred revenue.
A reserve for sales returns and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.
Advertising Expense
Advertising costs are expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2013, 2012 and 2011 was $285,530, $250,105 and $177,101, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.
Research and Development Expense
Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2013, 2012 and 2011 was $24,690, $19,707 and $11,128, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.
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
Foreign Currency Translation
Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net in our statement of operations.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2013	2012	2011
Weighted average shares outstanding, basic	33,209,172	37,813,504	43,431,326
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,262,832	1,139,675	1,519,873
Shares used in computing diluted net income per share	34,472,004	38,953,179	44,951,199
Weighted average anti-dilutive shares excluded from diluted net income per share	1,740,542	1,495,858	640,214
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
Concentrations of Credit Risk
We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We had one partner that represented 35% and 32% of our total accounts receivable as of June 30, 2013 and 2012, respectively. We do not have any customers that accounted for greater than 10% of our revenue for the fiscal years ended June 30, 2013, 2012 or 2011.
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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$344	$—	$344	$—
Currency forward contracts	70	—	70	—
Total assets recorded at fair value	$414	$—	$414	$—

Liabilities
Interest rate swap contracts	$(70)	$—	$(70)	$—
Currency forward contracts	(203)	—	(203)	—
Total liabilities recorded at fair value	$(273)	$—	$(273)	$—

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Albumprinter contingent earn-out	$570	$—	$—	$570
Total liabilities recorded at fair value	$570	$—	$—	$570
During the years ended June 30, 2013 and 2012 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
The following table represents the changes in fair value of Level 3 contingent consideration:

Albumprinter contingent earn-out
Balance at June 30, 2012	$570
Fair value adjustment	(580)
Effect of currency translation adjustments	10
Balance at June 30, 2013	$—

The share purchase agreement for our acquisition of Albumprinter Holding B.V. in fiscal 2012 provided for an earn-out payment that was payable based on achieving certain operational results for calendar year 2012. This earn-out was measured at fair value and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Any changes in the fair value of contingent consideration related to updated assumptions and estimates have been recognized within the consolidated statements of operations in the period of change. As of June 30, 2013, the fair value of the liability was zero as the earn-out targets were not achieved within the specified time period and no payment was made.
As of June 30, 2013 and June 30, 2012, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. We performed an evaluation of the estimated fair value of our debt and determined that the fair value approximates the carrying value of the liability as of June 30, 2013. Our debt is a variable rate debt instrument indexed to LIBOR that resets monthly. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. This estimated fair value may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
Hedges of Interest Rate Risk
During fiscal 2013, we have entered into interest rate swap contracts to manage differences in the amount, timing, and duration of our known or expected cash interest payments related to our debt. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the derivative agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, we recognize the ineffective portion of the change in fair value of the derivatives directly in earnings. During the fiscal year ended June 30, 2013, we did not hold any derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of June 30, 2013, we estimate that $193 will be reclassified from accumulated other comprehensive loss to interest income during the twelve months ending June 30, 2014. As of June 30, 2013, we had seven outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from 2013 - 2017. As the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2013	$155,000
Contracts with a future start date	40,000
Total	$195,000
Hedges of Currency Risk
During fiscal 2013, we have executed currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We currently have outstanding currency forward contracts that qualify as cash flow hedges intended to offset the effect of exchange rate fluctuations on our net income. Currency forward agreements involve fixing the exchange rate for delivery of a specified amount of currency on a specified date.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. We recognize the ineffective portion of the change in fair value of the derivatives directly in earnings. Assuming our currency forward contracts continue to qualify for hedge accounting, as of June 30, 2013, we estimate that $133 will be reclassified from accumulated other comprehensive loss to expense during the twelve months ending June 30, 2014.
As of June 30, 2013, we had the following outstanding currency forward contracts that were used to hedge fluctuations in the US Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, Great British Pound, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$22,412	May 15, 2013	Various through September 30, 2013	15	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2013 and 2012:

	Asset Derivatives				Liability Derivatives
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Derivative designated as hedging instrument	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value	Balance Sheet Line Item	Fair Value
Interest rate swaps	Other current assets	$344	Other current assets	$—	Other current liabilities/other liabilities	$(70)	Other current liabilities/other liabilities	$—
Currency forward contracts	Other current assets	70	Other current assets	—	Other current liabilities	(203)	Other current liabilities	—
Total derivatives designated as hedging instruments		$414		$—		$(273)		$—
As of June 30, 2013 there is no material impact on our balance sheet presentation for the netting of derivative financial instruments.

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the fiscal years ended June 30, 2013 and 2012:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)
	Year Ended June 30,
In thousands	2013	2012
Interest Rate Swaps	$387	$—
Currency contracts that hedge revenue	280	—
Currency contracts that hedge cost of revenue	(263)	—
Currency contracts that hedge technology and development expense	80	—
Currency contracts that hedge general and administrative expense	(1)	—
	$483	$—

The following table presents reclassifications out of accumulated other comprehensive loss for the fiscal years ended June 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net Income Gain/(Loss)		Affected line item in the Statement of Operations
	Year Ended June 30,
In thousands	2013	2012
Currency contracts that hedge revenue	$293	$—	Revenue
Currency contracts that hedge cost of revenue	(92)	—	Cost of revenue
Currency contracts that hedge technology and development expense	27	—	Technology and development expense
Currency contracts that hedge general and administrative expense	1	—	General and administrative expense
Interest Rate Swaps	189	—	Interest expense
Total before income tax	418	—	Total before Income Tax
Income tax expense	(21)	—	Income tax provision
Total	$397	$—

The following table presents the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments and the mark to market impact recorded within the statement of operations:

Derivatives not classified as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Year Ended June 30,
In thousands	2013	2012
Currency contracts	$29	$—	Other income (expense)

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $55, for the twelve months ended June 30, 2013:

In thousands	Gains and Losses on Cash Flow Hedges	Currency translation adjustments	Total
Balance at June 30, 2012	$—	$(10,732)	$(10,732)
Other comprehensive income before reclassifications	483	(910)	(427)
Amounts reclassified from accumulated other comprehensive income to net income	(397)	—	(397)
Net current period other comprehensive income (loss)	86	(910)	(824)
Balance as of June 30, 2013	$86	$(11,642)	$(11,556)

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2013	2012
Land improvements	10 years	$2,188	$1,280
Building and building improvements	10 - 30 years	133,822	114,357
Machinery and production equipment	4 - 10 years	189,061	172,628
Computer software and equipment	3 - 5 years	91,766	76,640
Furniture, fixtures and office equipment	5 - 7 years	19,832	13,111
Leasehold improvements	Shorter of lease term or expected life of the asset	15,624	12,036
Construction in progress		34,331	33,071
		486,624	423,123
Less accumulated depreciation		(232,893)	(188,500)
		253,731	234,623
Land		26,291	26,605
Property, plant, and equipment, net		$280,022	$261,228
Depreciation expense totaled $50,602, $46,572 and $43,410 for the years ended June 30, 2013, 2012 and 2011, respectively.
7. Business Combinations
Acquisition of Albumprinter Holding B.V.
On October 31, 2011, we acquired 100% of the outstanding shares of Albumprinter Holding B.V., a leading provider of photo books and other photo products to consumers in Europe. At the closing, we paid €60,000 ($85,019 based on the exchange rate as of the date of acquisition) in cash for Albumprinter’s shares, which we funded using cash on hand and borrowings under our credit facility, and we agreed to pay up to an additional €5,000 ($7,085 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2012 based upon the acquired business achieving revenue and earnings targets for calendar year 2012. The estimated fair value of the earn-out payment of $583 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. The contractual conditions of the earn-out payment were ultimately not achieved, so we did not pay any earn-out amount. As such the change in estimate was recorded as a benefit in our consolidated statement of operations during the year ended June 30, 2013. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,700 in the year ended June 30, 2012, which were recorded in general and administrative expenses.
The amount paid at closing was subject to a post-closing adjustment based on Albumprinter’s working capital and net debt as of the closing date. These adjustments resulted in a reduction of purchase price of €3,165 ($4,485 based on the exchange rate as of the date of acquisition), and the proceeds have been received.
Our consolidated financial statements include the accounts of Albumprinter from October 31, 2011, the date of acquisition. Albumprinter’s revenue included in our consolidated revenues for the year ended June 30, 2012 is $40,386. Albumprinter's net income included in our consolidated net income for the year ended June 30, 2012 is $165.

Purchase Price Allocation
The excess of the purchase price paid over the fair value of Albumprinter’s net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Albumprinter. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Europe operating segment. The purchase price was allocated as follows:

		Weighted Average
	Amount	Useful Life in Years
Total assets acquired (1)	$33,521	n/a
Total liabilities assumed (2)	(41,596)	n/a
Identifiable intangible assets:
Trade name	9,919	7
Developed technology	9,210	3
Customer relationships	22,672	7
Goodwill	47,391	n/a
Total purchase price (3)	$81,117
_________________
(1) Includes cash and cash equivalents acquired of $43.
(2) Includes deferred tax liabilities of $7,423, primarily composed of the difference between the book value and tax basis of assets acquired.
(3) Includes an estimate of the fair value of contingent consideration of $583 and is reduced by post-closing purchase price adjustments of$4,485.
Acquisition of Webs, Inc.
On December 28, 2011, we acquired 100% of the outstanding shares of Webs, Inc., a leading provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses. At closing we paid $101,258 in cash and issued 506,343 of our ordinary shares pursuant to RSAs that are contingent upon continued employment of the founding shareholders. The purchase price was funded using cash on hand and borrowings under our credit facility. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,600 in the year ended June 30, 2012, which have been recorded in general and administrative expenses.
Our consolidated financial statements include the accounts of Webs from December 28, 2011, the date of acquisition. Webs’ revenue included in our consolidated revenues for the year ended June 30, 2012 is $4,736. Webs’ net loss included in our consolidated net income for the year ended June 30, 2012 is $10,928.
Restricted Share Awards
The RSAs were granted to the founding shareholders of Webs and vested 50% on December 28, 2012 and will vest 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and is being recognized as share-based compensation expense, net of estimated forfeitures, over the two year vesting period. The RSAs were not included as part of the consideration transferred for purposes of the purchase price allocation.
Purchase Price Allocation
The excess of the purchase price paid over the fair value of Webs’ net assets is recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Webs. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our North America operating segment. The purchase price was allocated as follows:

		Weighted Average
	Amount	Useful Life in Years
Total assets acquired (1)	$7,047	n/a
Total liabilities assumed (2)	(8,362)	n/a
Identifiable intangible assets:
Trade name	300	2
Developed technology	3,000	4
Customer network	4,600	7
Patents (3)	1,175	0
Goodwill (4)	93,498	n/a
Total purchase price	$101,258
________________
(1) Includes cash and cash equivalents acquired of $1,412 and deferred tax assets of $4,608, primarily for net operating loss carryforwards as of the acquisition date, which was offset with goodwill.
(2) Include deferred tax liabilities of $3,669 primarily composed of the difference between the book value and tax basis of intangible assets acquired.
(3) These patents were classified as held-for-sale as of the acquisition date. The patents were sold during the year ended June 30, 2012 at the value included in the purchase price allocation, net of costs to sell.
(4) Goodwill adjusted during fiscal 2013 due to an immaterial error in the identification of net assets acquired of $679.
Pro Forma Financial Information
The acquired companies have been included in our consolidated financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents our results as if these acquisitions had occurred on July 1, 2010. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

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

8. Goodwill and Acquired Intangible Assets
Goodwill
    The carrying amount of goodwill by segment as of June 30, 2012 and June 30, 2013 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2011	$2,292	$1,668	$208	$4,168
Acquisitions	94,177	47,391	—	141,568
Effect of currency translation adjustments (1)	—	(5,307)	—	(5,307)
Balance as of June 30, 2012	96,469	43,752	208	140,429
Effect of currency translation adjustments (1)	—	1,143	—	1,143
Adjustments	(679)	—	—	(679)
Balance as of June 30, 2013	$95,790	$44,895	$208	$140,893
_________________
(1) Relates to goodwill attributable to the Albumprinter acquisition as amounts are denominated in Euro.
Acquired Intangible Assets

	June 30, 2013			June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	$9,407	$(2,393)	$7,014	$9,166	$(921)	$8,245
Developed Technology	14,103	(8,267)	5,836	13,880	(4,232)	9,648
Customer Relationships	20,816	(6,938)	13,878	20,265	(2,153)	18,112
Customer Network	4,600	(991)	3,609	4,600	(334)	4,266
Total Intangible Assets	$48,926	$(18,589)	$30,337	$47,911	$(7,640)	$40,271
Acquired intangible assets amortization expense for the years ended June 30, 2013, 2012 and 2011 was $10,778, $6,172, and $446, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2014	$8,801
2015	6,640
2016	4,474
2017	3,682
2018	3,682
$27,279

9. Accrued Expenses
Accrued expenses included the following:

	June 30, 2013	June 30, 2012
Compensation costs (1)	$43,879	$32,513
Advertising costs	24,824	21,355
Income and indirect taxes	12,463	12,402
Shipping costs	4,632	4,614
Purchases of property, plant and equipment (2)	1,582	6,952
Professional costs	2,470	2,277
Other	13,488	18,289
Total accrued expenses	$103,338	$98,402
_____________________
(1) The increase in accrued compensation costs is principally as result of our expansion in headcount and the associated increase in salary, bonus and benefit related costs.
(2) The decrease in accrued purchases of property, plant and equipment is due to the completion of our expansion efforts in several of our locations, most notably Montego Bay, Jamaica and Venlo, the Netherlands.
10. Debt
On February 8, 2013, we entered into an amended and restated agreement, which we refer to as the restated credit agreement, with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, which modifies the senior credit agreement dated as of October 21, 2011. During the quarter ended June 30, 2013, we increased the loan commitments for revolving loans maturing on February 8, 2018 by adding new lenders and eliminating loan commitments for revolving loans maturing October 21, 2016, which resulted in no impact to the overall size or terms of the credit agreement, but ensured all commitments have an ultimate maturity of February 8, 2018. The restated credit agreement, as amended, consists of a secured credit facility to lend us an aggregate of $498,750 as follows:

•	Revolving loans of $400,000 with a maturity date of February 8, 2018; and

•	A term loan of $98,750 amortizing over the loan period, with a final maturity date of February 8, 2018.
Up to $50,000 in borrowings may be made in Euro, Swiss Francs and such other non-United States Dollar currencies as permitted by our lenders. The restated credit agreement also contains letter of credit and swingline loan sublimits of $25,000 each. We have the option, so long as no default or event of default has occurred and is continuing, to increase the loan commitments under the restated credit agreement. As of June 30, 2013, we may increase the loan commitments by up to $165,000 by adding new commitments or increasing the commitment of willing lenders. As of June 30, 2013 and June 30, 2012, our debt outstanding was $238,750 and $229,000, respectively.
Under the terms of the Restated Credit Agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.00% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of June 30, 2013, the weighted-average interest rate on outstanding borrowings was 2.00%. We must also pay a commitment fee on unused balances of 0.225% to 0.350% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of June 30, 2013.
The restated credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including the purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years ending June 30, 2013 through 2018, and (2) financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed (i) 3.5 during the period from December 31, 2012 through December 31, 2013; (ii) 3.25 during the period from March 31, 2014 through December 31, 2014; and (iii) 3.0 after March 31, 2015; and

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.0.
As of June 30, 2013, we were in compliance with all financial covenants under the credit agreement. The restated agreement also contains customary representations, warranties and events of default.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the restated credit agreement included as an exhibit to Form 8-K filed on February 13, 2013.
11. Shareholders’ Equity
Share purchases
During the years ended June 30, 2013 and 2012, we purchased our ordinary shares for a cost of $64,351 and $309,701, respectively. On February 13, 2013, we announced that our Supervisory Board authorized the purchase of up to 6,800,000 of our ordinary shares, of which 6,152,275 shares remain available for purchase under this program.
For RSUs that vest, we withhold shares from certain transactions with a value equivalent to the minimum statutory tax withholding obligation and remit a cash payment equal to those obligations to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were $3,556, $4,149, and $5,653 in fiscal 2013, 2012, and 2011, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These withholdings have the effect of share purchases by us as they reduce the number of shares that would have otherwise been issued as a result of the vesting.
Share-based awards
The 2011 Equity Incentive Plan (the “2011 Plan”) became effective upon shareholder approval on June 30, 2011 and allows us to grant share options, share appreciation rights, restricted shares, restricted share units and other awards based on our ordinary shares to our employees, officers, non-employee directors, consultants and advisors. Among other terms, the 2011 Plan requires that the exercise price of any share option or share appreciation right granted under the 2011 Plan be at least 100% of the fair market value of the ordinary shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of 10 years; provides that shares underlying outstanding awards under the Amended and Restated 2005 Equity Incentive Plan that are canceled, forfeited, expired or otherwise terminated without having been issued in full will become available for the grant of new awards under the 2011 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2011 Plan provides that the number of ordinary shares available for issuance under the plan will be reduced by (i) 1.56 ordinary shares for each share subject to a restricted share or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the ordinary shares on the date of grant and (ii) one ordinary share for each share subject to any other award under the 2011 Plan.
Our 2005 Non-Employee Directors’ Share Option Plan provides for non-employee directors to receive share option grants upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they are continuing to serve as a director at such time.
We also have three additional plans with options, RSUs, and RSAs outstanding from which we will not grant any additional awards. An aggregate of 2,905,755 ordinary shares are available for future awards under all of our share-based award plans as of June 30, 2013. A combination of new shares and treasury shares has historically been used in fulfillment of option exercises and RSU award vests.
Share options
We grant options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and have a contractual term of approximately eight to ten years. Options generally vest quarterly over 3 years for non-employee directors and 25% after one year and quarterly for 12 quarters thereafter for employees. During the year ended June 30, 2013 and 2012, we granted options to purchase an aggregate of 416,190 and 1,567,330, ordinary shares, respectively, to certain executives which will vest over approximately 7 years. As of June 30, 2013, options to purchase 1,224,462 of those shares are subject to market conditions and will result in $15,191 of future compensation expense, excluding forfeitures, to be recognized on an accelerated basis through fiscal 2019.
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
Weighted-average values used for option grants in fiscal 2013, 2012 and 2011 were as follows:

	Year Ended June 30,
	2013	2012	2011
Risk-free interest rate	0.81%	1.04%	1.79%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	5.0
Expected volatility	58%	58%	57%
Weighted average fair value of options granted	$17.23	$17.78	$24.47
A summary of our share option activity and related information for the year ended June 30, 2013 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	4,275,039	$34.02	5.8
Granted	449,248	48.88
Exercised	(280,970)	17.10
Forfeited/cancelled	(64,110)	45.62
Outstanding at the end of the period	4,379,207	$36.46	5.1	$58,489
Vested or expected to vest at the end of the period	4,154,412	$35.73	5.1	$58,458
Exercisable at the end of the period	2,368,807	$25.16	3.6	$57,824
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2013. The total intrinsic value of options exercised during the fiscal years ended June 30, 2013, 2012 and 2011 was $6,648, $1,900, and $8,319, respectively.
Restricted share units

The fair value of RSU grants is equal to the fair market value of our ordinary shares on the date of grant and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. RSUs generally vest quarterly for three years for non-employee directors and 25% after one year and quarterly for 12 quarters thereafter for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. As of June 30, 2013, we had 270,000 RSUs outstanding that vest based on the achievement of various performance targets through fiscal 2022. The performance criteria for 180,000 of these awards are currently deemed not probable of achievement. Future changes in our probability conclusions could result in volatility of our share-based compensation expense as the awards have a maximum compensation of $7,169.
A summary of our unvested RSU activity and related information for the fiscal year ended June 30, 2013 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	1,099,390	$39.52
Granted	436,781	39.72
Vested and distributed	(339,554)	39.39
Forfeited	(89,122)	41.30
Unvested at the end of the period	1,107,495	$39.49	$54,677
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2013, 2012 and 2011 was $39.72, $36.53, and $41.77, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2013, 2012 and 2011 was $12,397, $14,047, and $19,277, respectively.
Restricted share awards
In conjunction with the December 2011 acquisition of Webs, we granted RSAs to the founding shareholders of Webs that vested 50% on December 28, 2012 and will vest 50% on December 28, 2013, subject to continued employment on the vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and is being recognized as share-based compensation expense over the two year vesting period.
A summary of our unvested RSA activity and related information for the fiscal year ended June 30, 2013 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	506,343	$31.29
Granted	—	—
Vested and distributed	(253,172)	31.29
Forfeited	—	—
Unvested at the end of the period	253,171	$31.29	$12,499
Share-based compensation
Total share-based compensation costs were $32,928, $25,413 and $21,677 for the years ended June 30, 2013, 2012 and 2011, respectively. Share-based compensation costs capitalized as part of software and website development costs were $130, $101 and $347 for the years ended June 30, 2013, 2012 and 2011, respectively.
As of June 30, 2013, there was $57,655 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.1 years.

12. Employees’ Savings Plan
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
We expensed $8,576, $6,325 and $4,515 for our government mandated and defined contribution plans in the years ended June 30, 2013, 2012 and 2011, respectively. Our expenses from these plans have increased during the year ended June 30, 2013 due to increased headcount, as well as the full year impact of our business acquisitions during the prior period.
13. Income Taxes
The following is a summary of our income before taxes by geography:

	Year Ended June 30,
	2013	2012	2011
U.S.	$8,730	$10,851	$13,247
Non-U.S.	32,002	44,994	77,875
Total	$40,732	$55,845	$91,122
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2013	2012	2011
Current:
U.S. Federal	$7,120	$9,053	$3,025
U.S. State	1,458	2,525	1,521
Non-U.S.	3,477	4,559	2,894
Total current	12,055	16,137	7,440
Deferred:
U.S. Federal	(274)	(2,151)	628
U.S. State	(163)	(625)	18
Non-U.S.	(2,231)	(1,510)	927
Total deferred	(2,668)	(4,286)	1,573
Total	$9,387	$11,851	$9,013

The following is a reconciliation of the standard U.S. statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	34.0%
State taxes, net of federal effect	2.1%	2.2%	1.1%
Tax rate differential on non-U.S. earnings	(23.8)%	(21.3)%	(25.1)%
Compensation related items	5.7%	5.2%	0.2%
Increase in valuation allowance	5.0%	1.6%	0.8%
Tax benefit from Canadian tax currency election	(4.7)%	—%	—%
Tax on IP transfer	3.7%	1.6%	—%
Other	—%	(3.1)%	(1.1)%
Effective income tax rate	23.0%	21.2%	9.9%

Significant components of our deferred income tax assets and liabilities consist of the following at June 30, 2013 and 2012:

	Year Ended June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,905	$6,129
Depreciation and amortization	485	1,281
Accrued expenses	2,587	1,853
Share-based compensation	11,897	8,450
Corporate minimum tax credit carryforwards	638	854
R&D credit carryforwards	—	697
Subtotal	22,512	19,264
Valuation allowance	(4,032)	(2,505)
Total deferred tax assets	18,480	16,759
Deferred tax liabilities:
Depreciation and amortization	(10,965)	(13,709)
IP installment obligation	(19,750)	(22,405)
Other	(248)	—
Total deferred tax liabilities	(30,963)	(36,114)
Net deferred tax liabilities	$(12,483)	$(19,355)
The current portion of the net deferred taxes at June 30, 2013 and 2012 consisted of an asset of $648 and $344, respectively, included in prepaid expenses and other current assets and a liability of $1,466 and $1,668, respectively, which is included in current liabilities in the accompanying consolidated balance sheet.
    In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance has been recorded against the $11,897 deferred tax asset associated with share-based compensation charges at June 30, 2013. However, in the future, if the underlying awards expire, are released or exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. The increase in the valuation allowance from the prior year relates to current year losses incurred in certain jurisdictions for which management has determined that it is more likely than not that these losses will not be utilized in the foreseeable future. Based on the weight of available evidence at June 30, 2013, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results.
As of June 30, 2013, we had U.S. federal and state net operating loss and capital loss carryforwards of approximately $1,203 that expire on various dates up to and through the year 2033. We had non-U.S. net operating loss carryforwards of approximately $26,465 that expire on various dates up to and through 2030. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
On January 2, 2012, one of our subsidiaries purchased Webs' global sales and distribution rights, customer lists, marketing intangibles, web-based technologies, software tools, and related technical data and know-how (collectively “Webs Intellectual Property”) in order to align the Webs business with our global operations. The transfer of assets occurred between two wholly owned legal entities within the Vistaprint group that are based in different tax jurisdictions, creating a taxable gain reportable in the transferor entity's jurisdiction. The gain is recognized for income tax purposes only and not in our financial statements. As the gain was the result of an intra-entity transaction, it was eliminated in consolidation for purposes of our consolidated financial statements.

In accordance with GAAP, no gain or immediate tax impact should be recognized in the consolidated financial statements as a result of an intra-entity asset transfer. We recognize tax expense specifically associated with an intra-entity transfer of intangible property over a period equal to the expected economic lives of the underlying assets transferred. In the transfer of Webs' Intellectual Property, the weighted average amortization period of 13 years was determined based on the estimated economic lives of the intellectual property transferred.

We elected to fund the transfer of Webs Intellectual Property using an installment obligation payable over a 7.5 year period. The decision to structure the transaction with an installment obligation was driven by financing and cash flow considerations, and the terms of the installment obligation were determined on an appropriate arm's-length basis. In compliance with local tax laws in the applicable jurisdictions, the tax liability associated with this transfer qualified for installment treatment and, thus, the cash tax liability will be payable over the term of the underlying installment obligation. Accordingly, the Company recorded a deferred tax liability for the entire tax liability owed but not yet paid as of the date of the transaction with a corresponding asset in “Other Assets” to reflect the deferred tax charge to be recognized over the expected remaining lives of the underlying assets as described above.
As of June 30, 2013, undistributed earnings of our subsidiaries of $120,387 are considered to be indefinitely reinvested. If, in the future, we decide to repatriate undistributed earnings from certain of these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable at that time. Determination of the amount of withholding taxes that would be payable is not practicable due to the complexities associated with this hypothetical calculation.
A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2011	$2,496
Additions based on tax positions related to the current tax year	4,148
Additions based on tax positions related to prior tax years	(27)
Reductions due to audit settlements	(297)
Balance at June 30, 2012	$6,320
Additions based on tax positions related to the current tax year	250
Reductions based on tax positions related to prior tax years	(234)
Reductions due to audit settlements	(654)
Balance at June 30, 2013	$5,682
For the years ended June 30, 2013 and 2012, the amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $2,398 and $2,766, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2013 and 2012 were $241 and $320, respectively.
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
Vistaprint Limited (domiciled in Bermuda) is currently under income tax audit by the United States Internal Revenue Service (“IRS”). On August 16, 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. On September 17, 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case to be heard by the IRS Office of Appeals. On August 8, 2013 the case was officially transferred to the IRS Office of Appeals. We anticipate our hearing in Appeals to commence sometime during fiscal year 2014. Based on the technical merits of this matter, we believe that our tax positions will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
In March 2013, Vistaprint USA, Incorporated and the IRS signed an RAR which effectively concluded the audit for tax years 2007 to 2010. We have included the impact of all RAR adjustments in our financial statements, accordingly, which did not have a material impact to our net income. The audit of the income tax return for the tax year 2011 continues to progress in the field examination stage.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., is currently under income tax examination in Canada for tax years 2005 and 2006. In December 2012, we received Notices of Re-assessment for the tax year 2006, adjusting the transfer price for the contract printing services provided to Vistaprint Limited. In February 2013, we filed Notices of Objection to formally request a hearing before Canadian Appeals. We anticipate our hearing in Appeals to commence sometime during fiscal year 2014. Based on the technical merits of this matter, we believe that our tax position will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
Vistaprint USA, Incorporated and Vistaprint Limited are both currently under income tax audit by the Massachusetts Department of Revenue ("DOR"). The tax years under examination are 2006 to 2008 and 2005 to 2011, respectively. In June 2013, Vistaprint USA, Incorporated received Notices of Assessment from the DOR containing proposed adjustments to taxable income for the years 2006 to 2008. The issue in dispute is whether there was appropriate value received with respect to intangible property rights owned by Vistaprint USA Incorporated and licensed to Vistaprint Limited during these years. On August 5, 2013, we submitted a written protest stating our formal disagreement with the technical analysis and conclusion by the DOR and requesting our case be heard by the Office of Appeals. We anticipate our hearing in Appeals to commence sometime during fiscal year 2014. Based on the technical merits of this matter, we believe no adjustments are warranted and that our tax positions will be sustained. We plan to pursue all administrative and, if necessary, judicial remedies with respect to this matter.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
14. Investment in Equity Interests
On July 10, 2012, we acquired an equity interest in Namex Limited and its related companies ("Namex") for $12,653 in cash and $500 to be paid on an installment basis through December 31, 2016. Namex includes an established Chinese printing business, and the investment provides us with access to this new market and an opportunity to participate in longer-term growth in China. Our proportionate ownership share as of June 30, 2013 is 34.5%, with additional call options to increase ownership incrementally over the coming eight years, and we are contractually committed to invest approximately $5,000 on or before October 1, 2013 which will result in a maximum ownership share of approximately 45%.
This investment is accounted for using the equity method. We record in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the year ended June 30, 2013, we recorded a loss of $1,910, attributable to Namex in our consolidated statement of operations. As of June 30, 2013, the carrying value of our Namex investment, inclusive of our share of net tangible assets, identifiable intangible assets and goodwill was $11,248 in our consolidated balance sheet. As of June 30, 2013, we have a contractual loan arrangement with the majority shareholder of Namex, resulting in a loan receivable of $512 that is due with 6.5% per annum interest on or before December 31, 2016.
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
    We do not have any other material commercial arrangements with Namex as of June 30, 2013.

15. Segment Information
Effective July 1, 2012, we changed our internal reporting structure to reorganize primarily on a functional basis in order to best support our long-term growth strategy. This reorganization has resulted in revised allocations of costs within our reportable segments. The information is reported internally to our Chief Executive Officer, who constitutes our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. Beginning the quarter ended September 30, 2012, the CODM reviews revenue and the revised income or loss from operations based on three geographic operating segments: North America, Europe, and Most of World, which includes our historical Asia Pacific business and global emerging markets. Historic results included in this report have been reclassified where applicable to conform to this new operating segment structure.
Consistent with our historical reporting, the costs associated with shared central functions are not allocated to the reporting segments and instead are reported and disclosed under the caption “Corporate and global functions,” which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer service, sales and design support. As a result of our July 1, 2012 reorganization, the cost of our North America and Europe legal, human resource, and facilities management functions were reclassified to "Corporate and global functions," whereas, the cost of these same functions outside North America and Europe remains in our Most of World segment. We do not allocate non-operating income to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by our Venlo, the Netherlands facility for the Most of World segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, we do not fully allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment. Our balance sheet information is not presented to the CODM on an allocated basis and therefore we do not present asset information by segment.
Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment.

	Year Ended June 30,
	2013	2012	2011
Revenue:
North America	$644,326	$543,860	$452,770
Europe	452,202	415,213	321,716
Most of World	70,950	61,196	42,523
Total revenue	$1,167,478	$1,020,269	$817,009

	Year Ended June 30,
	2013	2012	2011
Income (loss) from operations:
North America	$204,632	$165,803	$149,010
Europe	102,196	99,059	99,969
Most of World	(8,441)	1,728	6,420
Corporate and global functions	(252,263)	(211,416)	(162,319)
Total income from operations	$46,124	$55,174	$93,080

Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2013	2012	2011

United States	$606,246	$515,584	$430,354
Non-United States (1)	561,232	504,685	386,655
Total revenue	$1,167,478	$1,020,269	$817,009

	Year Ended June 30,
	2013	2012	2011

Physical printed products and other (2)	$1,084,698	$951,097	$769,737
Digital products/services	82,780	69,172	47,272
Total revenue	$1,167,478	$1,020,269	$817,009
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any individual country was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	June 30, 2013	June 30, 2012
Long-lived assets (3):
Netherlands	$124,094	$109,498
Canada	90,807	98,071
Australia	36,774	42,928
United States	35,943	34,673
Jamaica	26,730	22,614
Bermuda	20,430	17,933
Switzerland	4,522	5,112
India	4,429	1,206
Other	4,885	4,040
Total	$348,614	$336,075
___________________
(3) Excludes goodwill of $140,893 and $140,429 and deferred tax assets of $581 and $327 as of June 30, 2013 and 2012, respectively, as well as the investment in equity interests of $11,248 as of June 30, 2013.
16. Commitments and Contingencies
Operating Lease Commitments
We are committed under operating leases for our facilities that expire on various dates through 2024. Total lease expense for the years ended June 30, 2013, 2012 and 2011 was $11,720, $10,083 and $8,221, respectively.

Future minimum payments required under operating leases for the next five fiscal years and thereafter are as follows at June 30, 2013:

2014	$12,708
2015	11,239
2016	10,584
2017	8,863
2018	2,390
Thereafter	7,218
Total	$53,002
The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1,757 and $2,144, respectively. In addition, we provided a customary indemnification to the lessor for certain claims that may arise under the lease for which we have not recorded a liability as we have determined that the associated fair value is not material. We carry insurance policies that we believe would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision. In July 2013, we executed a lease for an eleven year term to move our Lexington, Massachusetts operations to a new facility in Waltham, Massachusetts, commencing in the second half of calendar 2015. The table above includes the lease payments associated with our current lease but no future lease payments associated with the new facility as the lease was not effective as of June 30, 2013.
Purchase Obligations
At June 30, 2013, we had unrecorded commitments under contract of $39,569, which were principally composed of inventory purchase commitments of approximately $13,304, production and computer equipment purchases of approximately $11,180, various facility expansion and improvement projects of $5,130, and other unrecorded purchase commitments of $9,955.
Other Obligations
We have an outstanding installment obligation of $19,750 related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2013. In addition, we have a $5,000 funding obligation associated with our investment in Namex payable on or before October 1, 2013.
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
17. Quarterly Financial Data (unaudited)

Year Ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$251,416	$348,312	$287,684	$280,066
Cost of revenue	88,027	114,150	99,107	99,009
Net income (loss)	(1,696)	22,960	5,866	2,305
Net income (loss) per share:
Basic	$(0.05)	$0.69	$0.18	$0.07
Diluted	$(0.05)	$0.66	$0.17	$0.07

Year Ended June 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$212,360	$299,862	$257,634	$250,413
Cost of revenue	78,064	99,661	88,808	88,672
Net income	8,172	31,697	274	3,851
Net income per share:
Basic	$0.20	$0.84	$0.01	$0.11
Diluted	$0.19	$0.82	$0.01	$0.10
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
During the twelve months ended June 30, 2013, we implemented a process and internal controls related to accounting for derivative instruments including documentation, initial and ongoing hedge effectiveness testing, and the valuation of our outstanding derivative instruments. We have determined that the activity during the period relating to these control assessments was not material.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on our assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.
Our independent auditors have issued an audit report on internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Supervisory Board and Shareholders of
Vistaprint N.V.
We have audited Vistaprint N.V.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vistaprint N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vistaprint N.V. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vistaprint N.V. as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of Vistaprint N.V. and our report dated August 15, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Boston, Massachusetts
August 15, 2013

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2013, we implemented a process and internal controls related to accounting for derivative instruments including hedge documentation, initial and ongoing hedge effectiveness testing, and the valuation of our outstanding derivative instruments. We have determined that the activity during the period relating to these control assessments was not material.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2013 Annual General Meeting of Shareholders, which we refer to as our 2013 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.vistaprint.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2013. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2013 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2013 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2013 Proxy Statement captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2013 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.
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
August 15, 2013                         Vistaprint N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	President and Chief Executive Officer	August 15, 2013
Robert S. Keane	(Principal executive officer)

/s/ Ernst J. Teunissen	Executive Vice President and Chief Financial Officer	August 15, 2013
Ernst J. Teunissen	(Principal financial officer)

/s/ Michael C. Greiner	Senior Vice President and Chief Accounting Officer	August 15, 2013
Michael C. Greiner	(Principal accounting officer)

Member, Supervisory Board
Paolo De Cesare

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 15, 2013
John J. Gavin Jr.

/s/ Peter Gyenes	Member, Supervisory Board	August 15, 2013
Peter Gyenes

/s/ Eric C. Olsen	Member, Supervisory Board	August 15, 2013
Eric C. Olsen

/s/ George Overholser	Member, Supervisory Board	August 15, 2013
George Overholser

/s/ Louis R. Page	Member, Supervisory Board	August 15, 2013
Louis R. Page

/s/ Richard T. Riley	Chairman, Supervisory Board	August 15, 2013
Richard T. Riley

/s/ Mark T. Thomas	Member, Supervisory Board	August 15, 2013
Mark T. Thomas

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Vistaprint N.V., as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009
10.1*	Amended and Restated 2000-2002 Share Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.2*	Form of Nonqualified Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.3*	Form of Incentive Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.4*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
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
10.18*
Form of Annual Award Agreement for fiscal year 2012 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2011

10.19*
Form of Four-Year Award Agreement for fiscal years 2010-2013 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended December 31, 2010

10.20*
Form of Four-Year Award Agreement for fiscal years 2011-2014 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2010

10.21*
Form of Four-Year Award Agreement for fiscal years 2012-2015 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Form 10-Q for the fiscal quarter ended September 30, 2011

10.22*
Form of Indemnification Agreement between Vistaprint N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.23*
Amended and Restated Executive Retention Agreement between Vistaprint N.V. and Robert S. Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.24*
Executive Retention Agreement between Vistaprint N.V. and Ernst Teunissen dated as of March 1, 2011 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011

10.25*
Form of Executive Retention Agreement between Vistaprint N.V. and each of Katryn Blake, Hauke Hansen and Donald Nelson is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.26*
Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

10.27*
Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.28*
Amendment No. 2 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.29*
Amendment No. 3 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated July 25, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.30*
Memorandum clarifying relative precedence of agreements between Vistaprint N.V. and Robert S. Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.31*
Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen effective July 1, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30. 2011

10.32*
Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen dated July 24, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.33*
Contrat de travail (Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated December 7, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

10.34*
Avenant au Contrat de travail (Amendment to Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated October 14, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.35*
Lettre avenant au Contrat de travail (Letter Amending Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated July 24, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.36*
Long-Term Assignment Agreement between Vistaprint USA, Incorporated and Katryn Blake dated August 8, 2012 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

10.37*	Employment Contract between Vistaprint Schweiz GmbH and Hauke Hansen dated November 17, 2010
10.38*
Lease Car Arrangement between Vistaprint Schweiz GmbH and Hauke Hansen dated February 14, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

10.39*
Form of Invention and Non-Disclosure Agreement between Vistaprint and each of Robert Keane, Katryn Blake, and Donald Nelson is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.40*
Form of Confidential Information and Non-Competition Agreement between Vistaprint and each of Robert S. Keane, Katryn Blake, and Donald Nelson is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.41*	Summary of Compensatory Arrangements with Members of the Supervisory Board is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012
10.42
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

10.43
Form of Pledge and Security Agreement dated as of February 8, 2013 between each of Vistaprint USA, Incorporated and Webs, Inc. and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.44
Call Option Agreement between Vistaprint N.V. and Stichting Continuïteit Vistaprint dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009

21.1	Subsidiaries of Vistaprint N.V.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101
The following materials from this Quarterly Report on Form 10-K, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

__________________

*	Management contract or compensatory plan or arrangement