Form 10-Q
period 2013-09-30
VISTAPRINT N.V.
filed 2013-10-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 25, 2013, there were outstanding 33,076,339 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.

CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$64,651	$50,065
Accounts receivable, net of allowances of $120 and $104, respectively	25,221	22,026
Inventory	7,592	7,620
Prepaid expenses and other current assets	24,348	20,520
Total current assets	121,812	100,231
Property, plant and equipment, net	294,760	280,022
Software and web site development costs, net	9,763	9,071
Deferred tax assets	593	581
Goodwill	142,534	140,893
Intangible assets, net	28,932	30,337
Other assets	29,748	29,184
Investment in equity interests	10,560	11,248
Total assets	$638,702	$601,567
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,405	$22,597
Accrued expenses	85,616	103,338
Deferred revenue	21,122	18,668
Deferred tax liabilities	1,421	1,466
Current portion of long-term debt	7,500	8,750
Other current liabilities	5,233	207
Total current liabilities	144,297	155,026
Deferred tax liabilities	10,211	12,246
Other liabilities	14,979	14,734
Long-term debt	262,500	230,000
Total liabilities	431,987	412,006
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued, and 33,057,024 and 32,791,338 shares outstanding, respectively	615	615
Treasury shares, at cost, 11,023,603 and 11,289,289 shares, respectively	(389,870)	(398,301)
Additional paid-in capital	301,945	299,659
Retained earnings	299,556	299,144
Accumulated other comprehensive loss	(5,531)	(11,556)
Total shareholders’ equity	206,715	189,561
Total liabilities and shareholders’ equity	$638,702	$601,567

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2013	2012
Revenue	$275,089	$251,416
Cost of revenue (1)	95,790	88,027
Technology and development expense (1)	42,247	37,657
Marketing and selling expense (1)	102,433	99,997
General and administrative expense (1)	26,210	25,501
Income from operations	8,409	234
Other expense, net	(4,826)	(509)
Interest expense, net	(1,577)	(1,162)
Income (loss) before income taxes and loss in equity interests	2,006	(1,437)
Income tax provision	815	134
Loss in equity interests	779	125
Net income (loss)	$412	$(1,696)
Basic net income (loss) per share	$0.01	$(0.05)
Diluted net income (loss) per share	$0.01	$(0.05)
Weighted average shares outstanding — basic	32,659,375	33,674,293
Weighted average shares outstanding — diluted	34,373,818	33,674,293
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2013	2012
Cost of revenue	$66	$98
Technology and development expense	2,460	2,240
Marketing and selling expense	1,689	1,549
General and administrative expense	4,170	4,380

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in thousands)

	Three Months Ended September 30,
	2013	2012
Net income (loss)	$412	$(1,696)
Other comprehensive income:
Foreign currency translation	6,126	4,088
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(101)	(288)
Total comprehensive income	$6,437	$2,104

See accompanying notes.

VISTAPRINT N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$412	$(1,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,625	14,658
Share-based compensation expense	8,385	8,267
Excess tax benefits derived from share-based compensation awards	(1,494)	179
Deferred taxes	(2,224)	(1,055)
Loss in equity interests	779	125
Non-cash gain on equipment	—	(1,279)
Unrealized loss on derivative instruments included in net income	4,856	—
Other non-cash items	233	(92)
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(2,812)	(333)
Inventory	124	(863)
Prepaid expenses and other assets	(4,198)	—
Accounts payable	(2,879)	(3,538)
Accrued expenses and other liabilities	(16,930)	(7,723)
Net cash (used in) provided by operating activities	(123)	6,650
Investing activities
Purchases of property, plant and equipment	(17,577)	(27,759)
Proceeds from sale of assets	137	1,750
Purchases of intangible assets	(75)	(9)
Capitalization of software and website development costs	(1,814)	(1,301)
Investment in equity interests	(100)	(12,653)
Net cash used in investing activities	(19,429)	(39,972)
Financing activities
Proceeds from borrowings of long-term debt	43,500	39,212
Payments of long-term debt and debt issuance costs	(12,637)	(9,008)
Payments of withholding taxes in connection with vesting of restricted share units	(2,662)	(1,166)
Excess tax benefits derived from share-based compensation awards	1,494	(179)
Proceeds from issuance of ordinary shares	3,496	891
Net cash provided by financing activities	33,191	29,750
Effect of exchange rate changes on cash	947	688
Net increase (decrease) in cash and cash equivalents	14,586	(2,884)
Cash and cash equivalents at beginning of period	50,065	62,203
Cash and cash equivalents at end of period	$64,651	$59,319
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other period. The consolidated balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2013 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income (loss) per share gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2013	2012
Weighted average shares outstanding, basic	32,659,375	33,674,293
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	1,714,443	—
Shares used in computing diluted net income (loss) per share	34,373,818	33,674,293
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share	928,215	3,047,051
________________
(1) Due to the net loss for the three months ended September 30, 2012, the effect of share options, RSUs, and RSAs is anti-dilutive.
Share-Based Compensation
During the three months ended September 30, 2013 and 2012, we recorded share-based compensation expense of $8,385 and $8,267, respectively. As of September 30, 2013, there was $56,370 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.1 years.
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we do not elect to apply hedge accounting. The changes in the fair value of derivatives not designated as being in hedging relationships are recorded directly in earnings as a component of other expense, net. In accordance with the fair value measurement guidance, our accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We execute our derivative instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment grade credit rating.

Recently Issued or Adopted Accounting Pronouncements

None.

3. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$123	$—	$123	$—
Currency forward contracts	291	—	291	—
Total assets recorded at fair value	$414	$—	$414	$—

Liabilities
Interest rate swap contracts	$(142)	$—	$(142)	$—
Currency forward contracts	(5,147)	—	(5,147)	—
Total liabilities recorded at fair value	$(5,289)	$—	$(5,289)	$—

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$344	$—	$344	$—
Currency forward contracts	70	—	70	—
Total assets recorded at fair value	$414	$—	$414	$—

Liabilities
Interest rate swap contracts	$(70)	$—	$(70)	$—
Currency forward contracts	(203)	—	(203)	—
Total liabilities recorded at fair value	$(273)	$—	$(273)	$—
During the three months ended September 30, 2013 and September 30, 2012 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2013 and June 30, 2013, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. We performed an evaluation of the estimated fair value of our debt and determined that the fair value approximates the carrying value of the liability as of June 30, 2013. As of September 30, 2013 the carrying value of our debt is $270,000 and the fair value is $275,353. Our debt is a variable rate debt instrument indexed to LIBOR that resets monthly. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. This estimated fair value may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our debt. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the derivative agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2013, we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of September 30, 2013, we estimate that $227 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2014. As of September 30, 2013, we had 6 outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from 2014 - 2017. As the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2013	$130,000
Contracts with a future start date	40,000
Total	$170,000
Hedges of Currency Risk
We have executed currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. During the quarter ended September 30, 2013, we had both currency forward contract activity for which we elected hedge accounting and activity for which we did not elect hedge accounting.We did not designate certain currency forward contracts as hedges under hedge accounting as planned changes in our corporate entity operating structure, which became effective on October 1, 2013, would have resulted in these specific instruments no longer qualifying for hedge accounting.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 30, 2013, we have no outstanding currency forward contracts that qualify for hedge accounting and, as such, there are no current balances to be reclassified into earnings over the next twelve months.
The changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of other expense, net.
    As of September 30, 2013, we had the following outstanding currency forward contracts that were not designated for hedge accounting and used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Singapore Dollar, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index	Hedge Designation
$147,228	Various	Various through June 2014	83	Various	Non-designated
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2013 and June 30, 2013:

	September 30, 2013
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Line Item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet Line Item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$210	$(87)	$123	Other current liabilities/other liabilities	$(142)	$—	$(142)
Currency forward contracts	Other current assets	—	—	—	Other current liabilities	—	—	—
Total derivatives designated as hedging instruments		$210	$(87)	$123		$(142)	$—	$(142)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$842	$(551)	$291	Other current liabilities	$(5,412)	$265	$(5,147)
Total derivatives not designated as hedging instruments		$842	$(551)	$291		$(5,412)	$265	$(5,147)

	June 30, 2013
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Line Item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet Line Item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other current assets	$400	$(56)	$344	Other current liabilities/other liabilities	$(81)	$11	$(70)
Currency forward contracts	Other current assets	83	(13)	70	Other current liabilities	(208)	5	(203)
Total derivatives designated as hedging instruments		$483	$(69)	$414		$(289)	$16	$(273)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$—	$—	$—	Other current liabilities	$—	$—	$—
Total derivatives not designated as hedging instruments		$—	$—	$—		$—	$—	$—
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the three months ended September 30, 2013 and 2012:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)
In thousands	Three months ended September 30, 2013	Three months ended September 30, 2012
Currency contracts that hedge revenue	$(107)	$—
Currency contracts that hedge cost of revenue	59	—
Currency contracts that hedge technology and development expense	70	—
Currency contracts that hedge general and administrative expense	12	—
Interest Rate Swaps	(294)	—
Total loss recognized in comprehensive income during the period	$(260)	$—

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net Income Gain/(Loss)		Affected line item in the Statement of Operations
In thousands	Three months ended September 30, 2013	Three months ended September 30, 2012
Currency contracts that hedge revenue	$(120)	$—	Revenue
Currency contracts that hedge cost of revenue	(112)	—	Cost of revenue
Currency contracts that hedge technology and development expense	122	—	Technology and development expense
Currency contracts that hedge general and administrative expense	11	—	General and administrative expense
Interest Rate Swaps	(75)	—	Interest expense
Total before income tax	(174)	—	Income (loss) before income taxes and loss in equity interests
Income tax benefit	15	—	Income tax provision
Total	$(159)	$—

The following table presents the mark-to-market effect of our derivative financial instruments for contracts that we did not designate as hedging instruments, as well as those which have been de-designated and no longer qualify as hedging instruments, recorded within the statement of operations:

Derivatives not classified as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
In thousands	Three months ended September 30, 2013	Three months ended September 30, 2012
Currency forward contracts	$(5,209)	$—	Other expense
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $4, for the three months ended September 30, 2013:

In thousands	Gains (Losses) on Cash Flow Hedges	Currency translation adjustments	Total
Balance as of June 30, 2013	$86	$(11,642)	$(11,556)
Other comprehensive income (loss) before reclassifications	(260)	6,126	5,866
Amounts reclassified from accumulated other comprehensive loss to net income	159	—	159
Net current period other comprehensive income	(101)	6,126	6,025
Balance as of September 30, 2013	$(15)	$(5,516)	$(5,531)
6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2013 and September 30, 2013 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2013	$95,790	$44,895	$208	$140,893
Effect of currency translation adjustments (1)	—	1,641	—	1,641
Balance as of September 30, 2013	$95,790	$46,536	$208	$142,534
_________________
(1) Relates to goodwill attributable to the Albumprinter acquisition as amounts are denominated in Euro.
Acquired Intangible Assets
Acquired intangible assets amortization expense was $2,304 and $2,283 for the three months ended September 30, 2013 and 2012, respectively.

7. Accrued Expenses
Accrued expenses included the following:

	September 30, 2013	June 30, 2013
Compensation costs (1)	$27,023	$43,879
Advertising costs	22,803	24,824
Income and indirect taxes	10,122	12,463
Shipping costs	5,887	4,632
Purchases of property, plant and equipment	3,193	1,582
Professional costs	2,229	2,470
Other	14,359	13,488
Total accrued expenses	$85,616	$103,338
_____________________
(1) The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2013 annual incentive compensation plans in the three months ended September 30, 2013 offset by compensation costs accrued during fiscal 2014.
8. Debt
As of September 30, 2013, we have aggregate borrowings of $497,500 available to us under our secured credit facility as follows:

•	Revolving loans of $400,000 with a maturity date of February 8, 2018;

•	Term loan of $97,500 amortizing over the loan period, with a final maturity date of February 8, 2018.
As of September 30, 2013 and June 30, 2013, our debt outstanding was $270,000 and $238,750, respectively.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.00% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). As of September 30, 2013, the weighted-average interest rate on outstanding borrowings was 1.93%, inclusive of interest rate swap activity. We must also pay a commitment fee on unused balances of 0.175% to 0.350% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of September 30, 2013.
Our credit agreement contains financial and other covenants, including but not limited to (1) limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments and restricted payments including the purchases of our ordinary shares or payments of dividends, and the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2018, and (2) financial covenants calculated on a trailing twelve month, or TTM, basis that:

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
As of September 30, 2013, we were in compliance with all financial covenants under the credit agreement. Our agreement also contains customary representations, warranties and events of default.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in our credit agreement included as an exhibit to Form 8-K filed on February 13, 2013.

9. Income Taxes
Income tax expense was $815 for the three months ended September 30, 2013, as compared to $134 for the same prior year period. The increase is primarily attributable to higher earnings in the current period as compared to the three months ended September 30, 2012, for which we reported a loss. Additionally, we recorded an increase in our liability for unrecognized tax benefits of $500 during the three months ended September 30, 2013 that did not occur in the same prior year period.
On an annual basis, our income tax expense for the majority of our subsidiaries is a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. As a result, our annual effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. For fiscal 2014 we are forecasting a lower annual effective tax rate as compared to 2013, primarily as a result of higher pre-tax earnings as compared to 2013 and changes to our geographic mix of earnings. Additionally, our fiscal 2014 annual effective tax rate is expected to be further reduced by tax benefits recognized as a result of changes to our corporate entity operating structure.
Effective October 1, 2013, we implemented changes to our corporate entity operating structure, the primary objective of which is to align our corporate entities with our evolving operations and business model. As part of these changes, we have transferred the majority of our intellectual property among certain of our subsidiaries in a transaction that we expect will be favorable to our income tax expense in fiscal 2014.
     As of September 30, 2013, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $6,069, including accrued interest of $484. During the three months ended September 30, 2013, we recorded an increase in our liability for unrecognized tax benefits related to a change in our tax positions reported in prior years. Of the total amount of unrecognized tax benefits, approximately $2,549 will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
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
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2007 through 2012 remain open for examination by the Internal Revenue Service and the years 2006 through 2012 remain open for examination in the U.S. states and the various non-US tax jurisdictions in which we file tax returns.
One of our subsidiaries Vistaprint Limited (domiciled in Bermuda) is currently under income tax audit by the United States Internal Revenue Service (“IRS”). In August 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. In September 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case be heard by the IRS Office of Appeals. In August 2013, the case was officially transferred to the IRS Office of Appeals. We anticipate our hearing in Appeals to commence sometime during fiscal year 2014. Another subsidiary, Vistaprint USA, Incorporated is currently under income tax audit by the IRS for the 2011 tax year. This audit continues to progress in the field examination stage.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., is currently under income tax examination by the Canada Revenue Agency ("CRA") for the 2006 tax year. In December 2012, we received Notices of Reassessment for the tax year 2006 relating to transfer pricing for contract printing services provided to Vistaprint Limited. In February 2013, we filed Notices of Objection to formally request a hearing before the Appeals Division of the CRA. The hearing process with the Appeals Division officially began in October 2013.
Vistaprint USA, Incorporated is currently under income tax audit by the Massachusetts Department of Revenue ("DOR"). The tax years under examination are 2006 to 2008. In June 2013, Vistaprint USA, Incorporated received Notices of Assessment from the DOR containing proposed adjustments to taxable income for the years

2006 to 2008. The issue in dispute is whether there was appropriate value received with respect to intangible property rights owned by Vistaprint USA Incorporated and licensed to Vistaprint Limited during these years. In August 2013, we submitted a written protest stating our formal disagreement with the technical analysis and conclusion by the DOR and requesting our case be heard by the Office of Appeals. A hearing with the Office of Appeals has been scheduled for the end of October 2013.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
10. Investment in Equity Interests
On July 10, 2012, we acquired an equity interest in Namex Limited and its related companies ("Namex") for $12,653 in cash and $500 to be paid on an installment basis through December 31, 2016. Namex includes an established Chinese printing business and the investment provides us with access to this new market and an opportunity to participate in longer-term growth in China. Our proportionate ownership share as of September 30, 2013 is 34.5%, with additional call options to increase ownership incrementally over the coming eight years. We are contractually committed to invest approximately $5,000 during the second quarter of fiscal 2014 which will result in an ownership share of 45%.
This investment is accounted for using the equity method. We record in net income a proportionate share of the earnings or losses of Namex, as well as amortization related to our proportionate share of the fair value of certain assets at our investment date, with a corresponding increase or decrease in the carrying value of the investment. For the three months ended September 30, 2013, we recorded a loss of $779 attributable to Namex in our consolidated statement of operations. As of September 30, 2013, the carrying value of our Namex investment, inclusive of our share of net assets and goodwill, was $10,560 in our consolidated balance sheet and we have a contractual loan arrangement with the majority shareholder of Namex, resulting in a loan receivable of $512 that is due with 6.5% per annum interest on or before December 31, 2016.
We have determined that the level of equity investment at risk is not sufficient for the entity to finance its activities without additional financial support and, as a result, Namex represents a variable interest entity. However, through consideration of the most significant activities of the entity in conjunction with the collective shareholders' rights of Namex, we have concluded that we do not have the power to direct the activities that most significantly impact the entity's economic performance, and therefore we do not qualify as the primary beneficiary. Our exposure to loss is limited to our contributed capital and the standard risks of proportionate equity ownership associated with the entity's operating performance.
    We do not have any other material commercial arrangements with Namex as of September 30, 2013.
11. Segment Information

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

	Three Months Ended September 30,
	2013	2012
Revenue:
North America	$164,774	$144,237
Europe	94,704	89,714
Most of World	15,611	17,465
Total revenue	$275,089	$251,416

	Three Months Ended September 30,
	2013	2012
Income (loss) from operations:
North America	$54,250	$45,736
Europe	18,398	18,865
Most of World	(2,002)	(753)
Corporate and global functions	(62,237)	(63,614)
Total income from operations	$8,409	$234
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended September 30,
	2013	2012
United States	$154,900	$136,715
Non-United States (1)	120,189	114,701
Total revenue	$275,089	$251,416

	Three Months Ended September 30,
	2013	2012
Physical printed products and other (2)	$254,300	$231,588
Digital products/services	20,789	19,828
Total revenue	$275,089	$251,416
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any individual country was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	September 30, 2013	June 30, 2013
Long-lived assets (3):
Netherlands	$128,171	$124,094
Canada	92,356	90,807
Australia	37,634	36,774
United States	35,977	35,943
Jamaica	26,770	26,730
Bermuda	21,836	20,430
Switzerland	10,307	4,522
India	5,133	4,429
Other	5,019	4,885
Total	$363,203	$348,614
___________________
(3) Excludes goodwill of $142,534 and $140,893 and deferred tax assets of $593 and $581 as of September 30, 2013 and June 30, 2013, respectively, and the investment in equity interests of $10,560 and $11,248 as of September 30, 2013 and June 30, 2013, respectively.
12. Commitments and Contingencies
Purchase Obligations
At September 30, 2013, we had unrecorded commitments under contract of $32,748, which were principally composed of production and computer equipment purchases of approximately $12,319, inventory purchase commitments of approximately $11,912, and other unrecorded purchase commitments of $8,517.
Other Obligations
We have an outstanding installment obligation of $18,952 related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2013. In addition, we have a $5,000 funding obligation associated with our investment in Namex that we expect to pay in our second fiscal quarter.
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
13. Subsequent Events
In October 2013, we announced the closing of our Singapore location, an administrative office dedicated to our Most of World segment. We plan to transition these administrative functions to our Paris office to leverage core resources at that location. We expect to incur restructuring costs in the range of $3,000 - $4,000, primarily related to one-time employee termination benefits and costs to exit our leased premises.

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
Executive Overview
For the three months ended September 30, 2013, we reported revenue of $275.1 million representing 9% revenue growth over the same period in the prior year. Our constant-currency revenue growth of 9% in the first three months of fiscal 2014 continues to be lower than our historical growth but consistent with our near-term expectations. EPS for the three months ended September 30, 2013 increased to $0.01 as compared to the prior period loss of $0.05. This increase was driven primarily by growth in revenue and better leverage of our advertising and operating expense activities. For fiscal 2014, we expect to deliver increased net income margin as a percentage of revenue and EPS improvement relative to our fiscal 2013 performance, as we realize the benefits of our recent investment strategy and operating expense efficiency.
Our long-term goal is to be the leading online provider of micro business marketing solutions for businesses or organizations with fewer than 10 employees. Additionally, we plan to continue to focus on key market adjacencies where we believe we can drive long-term growth by employing our unique business model and customer value proposition. These adjacencies include digital marketing services, new geographic markets, and personalized products for home and family usage.
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

•
Lifetime Value Based Marketing.  We have traditionally acquired customers by targeting micro businesses who are already shopping online through marketing channels such as search marketing, email marketing, and other online advertising. We believe a significant portion of micro businesses in our core markets do not currently use online providers of marketing services. By investing more deeply into existing marketing channels, as well as opening up new channels such as television broadcast, direct mail and social media, we believe we can drive continued new customer growth and reach offline audiences that are not currently looking to online partners for their marketing needs. Regionally, we have made the most progress executing this strategy in North America, where we have gained significant campaign and channel performance data that are helping us optimize advertising efficiencies. Given our recent revenue weakness in Europe, we have made more modest advertising investments in that region, as the current customer economics do not support these higher levels of investment. If we are successful in improving the European customer economics over time, we believe we could then benefit from enhanced advertising investments as we have done in North America.

•
World Class Manufacturing.  We believe our manufacturing processes are best-in-class when it comes to the printing industry. However, when compared to the best manufacturing companies in the world, we believe there is significant opportunity to drive further efficiencies and competitive advantages. By focusing additional top engineering talent on key process approaches, we believe we can make a step-function improvement in product quality and reliability, and significantly lower unit manufacturing costs. We have dedicated resources focused on improving our current processes and developing new and better tools for the future. To date, our execution of this strategy element has been strong, and we believe we have many more opportunities for further enhancements.

Our strategy to drive longer-term growth by addressing market adjacencies is to develop our business in the following areas:

•
Digital Marketing Services.  We estimate that less than 50% of micro businesses have a website today, but digital marketing services, including websites, email marketing, online search marketing and social media marketing, are a fast-growing part of the small business marketing space. We believe there is great value in helping customers understand the powerful ways in which physical and digital marketing can be combined. Our current digital offering includes websites, email marketing, local search visibility, blogs, search engine optimization, and personalized email domain names. In fiscal 2012, we acquired Webs, Inc. ("Webs") to significantly expand our ability to develop and deliver innovative, customer-focused online marketing solutions. During fiscal 2013 we introduced the Webs white-labeled Pagemodo product to Vistaprint customers and began cross-promotional offers of Vistaprint products to Webs customers. During the first quarter of fiscal 2014 we completed the integration of the Webs site builder technology into the Vistaprint website offering, and we expect that it will take several years to realize the full potential of this combination.

•
Geographies outside North America and Europe. For the three months ended September 30, 2013, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. Developing a business in emerging markets is complex, and often requires local expertise and presence. To support our expansion into global emerging markets, during fiscal 2013 we launched our new website, customer service and manufacturing facility in India (after acquiring the assets and hiring the team of a local company), and also executed an indirect minority investment in a Chinese printing business. We plan to continue to invest in these markets in fiscal 2014, as they could drive significant growth in the longer term, but expect that these investments will be dilutive to earnings for multiple years and will not become a material source of revenue for the foreseeable future.

•
Home and Family.  Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. We continue to add new products and services targeted at the home and family market. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. We expanded our product offerings in fiscal 2012 through the acquisition of Albumprinter, a leading provider of photo books and other photo products in Europe. During fiscal 2014, we plan to continue to focus on enhancements of home and family content for our customers by augmenting our already large creative base with more modern offerings and upgraded substrates for key products such as invitations and announcements.

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2013	2012
As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	34.8%	35.0%
Technology and development expense	15.4%	15.0%
Marketing and selling expense	37.2%	39.8%
General and administrative expense	9.5%	10.1%
Income from operations	3.1%	0.1%
Other expense, net	(1.8)%	(0.2)%
Interest expense, net	(0.6)%	(0.5)%
Income (loss) before income taxes and loss in equity interests	0.7%	(0.6)%
Income tax provision	0.3%	0.1%
Loss in equity interests	0.3%	—%
Net income (loss)	0.1%	(0.7)%

In thousands	Three Months Ended September 30,
	2013	2012	2013 vs. 2012
Revenue	$275,089	$251,416	9%
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
We seek to increase our revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). We use the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as this approach is aligned with the way we manage our business and our efforts to increase our revenue. We believe that metrics relating to our unique active customers and average bookings per unique active customer offer shareholders a useful means of assessing our execution against our strategy. Because changes in one of these metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends, and we assess them together to understand their overall impact on revenue and profitability. A number of factors influence our ability to drive increases in these metrics:

•
Unique active customers. The consolidated unique active customer count is the number of individual customers who purchased from us in a given period, with no regard to the frequency of purchase. For example, if a single customer makes two distinct purchases within a twelve-month period or is a distinct customer purchasing from Vistaprint and Albumprinter, that customer is tallied only once in the unique active customer count. We determine the uniqueness of a customer by looking at certain customer data. Unique active customers are driven by both the number of new customers we acquire, as well as our ability to retain customers after their first purchase. During our early growth phase, we focused more resources on the acquisition of new customers through the value of our offering and our broad-based marketing efforts targeted at the mass market for micro business customers. As we have grown larger, our acquisition focus has been supplemented with expanded retention efforts, such as email offers, customer service, and expanding our product offering. Our unique active customer count has grown significantly over the years, and we expect it will continue to grow as we see additional opportunity to drive both new customer acquisitions as well as increased retention rates. A retained customer is any unique customer in a specific period who has also purchased in any prior period.

•
Average bookings per unique active customer. Average bookings per unique active customer is total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of unique active customers, regardless of brand, who purchased during that same period of time. We seek to increase average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases from us, the number of products and feature upgrades a customer purchases in a given period, as well as the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, though they do sometimes fluctuate from one quarter to the next depending upon the type of products we promote during a period and promotional discounts we offer. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in bookings per customer in our second fiscal quarter ended December 31.

Revenue for the three months ended September 30, 2013 increased 9% to $275.1 million compared to the three months ended September 30, 2012 due to increases in sales across our product and service offerings. The number of consolidated unique active customers increased by 8% to 17.1 million, supported by strong retained customer activity which contributed positively to our 9% reported revenue growth. The North American business continued to deliver solid performance with 15% constant-currency revenue growth, leveraging successful programs to drive customer value that we started two years ago. Our European business delivered results in line with our expectations at 2% constant-currency growth during the quarter ended September 30, 2013, as compared to the prior comparative period. We continue to expect our fiscal 2014 European revenue growth rate to remain below our historical trends as we work to improve our value proposition and certain marketing execution issues in the region. Most of World constant-currency growth declined to 2% from 29%, because we have reached relative maturity in certain markets that currently comprise a majority of the region's revenue activity, and in addition we are implementing changes to our customer value proposition that we believe will generate higher revenues in the long term but that create pressure on growth in the near term.
We monitor unique active customers and average bookings per unique active customer on a trailing twelve-month, or TTM, basis. We have historically reported these metrics for our Vistaprint-branded business only; however, we are now including the Albumprinter and Webs activity since their respective acquisition dates. We have revised the September 30, 2012 information and presented it on a consolidated basis for comparative purposes. The following table summarizes our consolidated operational revenue metrics for the three months ended September 30, 2013 and 2012:

	TTM Ended September 30,
	2013	2012 (1)	% Increase/(Decrease)
Unique active customers	17.1 million	15.8 million	8%
New customers	10.4 million	10.1 million	3%
Retained customers	6.7 million	5.7 million	18%

Average bookings per unique active customer	$70	$67	4%
New customers	$52	$50	4%
Retained customers	$98	$97	1%
___________________
(1) The trailing-twelve month data for the period ended September 30, 2012 includes partial period activity from Albumprinter and Webs due to their acquisitions on October 31, 2011 and December 28, 2011, respectively.
Total revenue by geographic segment for the three months ended September 30, 2013 and 2012 is shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (2)
North America	$164,774	$144,237	14%	1%	15%
Europe	94,704	89,714	6%	(4)%	2%
Most of World	15,611	17,465	(11)%	13%	2%
Total revenue	$275,089	$251,416	9%	—%	9%
___________________

(2) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar and excludes the impact of gains or losses on effective currency hedges recognized in revenue. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.
The following table summarizes our comparative operating expenses for the period:

In thousands	Three Months Ended September 30,
	2013	2012	2013 vs. 2012
Cost of revenue	$95,790	$88,027	9%
% of revenue	34.8%	35.0%
Technology and development expense	$42,247	$37,657	12%
% of revenue	15.4%	15.0%
Marketing and selling expense	$102,433	$99,997	2%
% of revenue	37.2%	39.8%
General and administrative expense	$26,210	$25,501	3%
% of revenue	9.5%	10.1%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us.
The increase in cost of revenue during the three months ended September 30, 2013 as compared to the prior period was primarily the result of increased volume of product shipments during the current period. In addition, the prior year period included the benefit from a non-cash gain related to a free piece of equipment that did not occur during the three months ended September 30, 2013. Cost of revenue as a percent of revenue improved in the first quarter of fiscal 2014 due to favorable pricing and manufacturing process efficiencies.
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations, content development, amortization of capitalized software, website development costs and certain acquired intangible assets including developed technology, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
The growth in our technology and development expenses of $4.6 million for the three months ended September 30, 2013 as compared to the prior comparative period was primarily due to increased payroll, share-based compensation and facility-related costs of $4.8 million as a result of increased headcount in our technology development and information technology support organizations. At September 30, 2013, we employed 791 employees in these organizations compared to 707 employees at September 30, 2012. Other technology and development expenses decreased $0.2 million during the three months ended September 30, 2013, as compared to the prior comparative period due to decreased employee travel, training costs and recruitment costs.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.

The increase in our marketing and selling expenses of $2.4 million for the three months ended September 30, 2013 as compared to the prior comparative period was primarily due to increased payroll, share-based compensation and facility-related costs of $3.5 million. We continue to expand our marketing organization and our customer service, sales and design support centers and employed 1,701 employees in these organizations as of September 30, 2013, compared to 1,632 employees at September 30, 2012. In addition, other marketing and selling expenses increased by $1.0 million due to increased outside service costs, payment processing fees, and other marketing costs. These increases were offset by a decrease in advertising costs of $2.1 million as we executed more strategically focused marketing spend during the three months ended September 30, 2013 as compared to the same period in the prior year. Our focus on advertising execution has contributed to the improvement of marketing and selling expense as a percent of revenue during the first quarter of 2014.
General and administrative expense
General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
The increase in our general and administrative expenses of $0.7 million for the three months ended September 30, 2013, as compared to the same prior year period, was primarily due to increased payroll and facility-related costs of $2.6 million as a result of increased headcount in our executive management, finance, legal and human resource organizations. At September 30, 2013, we employed 400 employees in these organizations compared to 384 employees at September 30, 2012. These payroll related increases were offset by a $0.8 million decrease in professional fees, as well as a decrease in other general and administrative expenses of $1.1 million from decreased employee travel, training, and recruiting costs. General and administrative expense as a percent of revenue has improved during the three months ended September 30, 2013 as we are more efficiently leveraging our global organization.
Other expense, net
Other expense, net, consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the mark-to-market impact of our derivative instruments that we did not apply hedge accounting. The increase in other expense, net to $4.8 million for the three months ended September 30, 2013, as compared to $0.5 million for the comparable period, is primarily due to the mark-to-market loss of $4.9 million recognized on our derivative instruments for which we did not elect hedge accounting. We executed these derivative instruments during the first quarter of fiscal 2014 in order to economically hedge certain currency risks for the full fiscal year. We did not designate the currency forward contracts as hedges under hedge accounting as planned changes in our corporate entity operating structure, which became effective on October 1, 2013, would have resulted in these specific instruments no longer qualifying for hedge accounting.
Interest expense, net
Interest expense, net, which consists primarily of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs was, $1.6 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. The increase in interest expense, net in the current period as compared to the prior year period is a result of increased borrowings under our credit facility.
Income tax provision

	Three Months Ended September 30,
	2013	2012
Income tax provision	$815	$134
Effective tax rate	40.6%	(9.3)%
Income tax expense was $0.8 million for the three months ended September 30, 2013 as compared to $0.1 million for the same prior year period. The increase is primarily attributable to higher earnings in the current period as compared to the three months ended September 30, 2012, which reported a loss. Additionally, we recorded an increase in our liability for unrecognized tax benefits of $0.5 million during the three months ended September 30, 2013 that did not exist for the same prior year period.

On an annual basis, our income tax expense for the majority of our subsidiaries is a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. As a result, our annual effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. For fiscal 2014 we are forecasting a lower annual effective tax rate as compared to 2013, primarily as a result of higher pre-tax earnings as compared to 2013 and changes to our geographic mix of earnings. Additionally, our fiscal 2014 annual effective tax rate is expected to be further reduced by tax benefits recognized as a result of changes to our corporate entity operating structure.
Effective October 1, 2013, we implemented changes to our corporate entity operating structure, the primary objective of which is to align our corporate entities with our evolving operations and business model. As part of these changes, we have transferred the majority of our intellectual property among certain of our subsidiaries in a transaction that we expect will be favorable to our income tax expense in fiscal 2014.
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
Loss in Equity Interest
In July 2012, we made an indirect investment in a Chinese printing business for a 34.5% proportionate ownership. Our share of the loss for the three months ended September 30, 2013 and 2012 was $0.8 million and $0.1 million, respectively. See Note 10 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Three Months Ended September 30,
	2013	2012
Net cash (used in) provided by operating activities	$(123)	$6,650
Net cash used in investing activities	(19,429)	(39,972)
Net cash provided by financing activities	33,191	29,750
At September 30, 2013, we had $64.7 million of cash and cash equivalents and $270.0 million of outstanding debt. Cash and cash equivalents increased $14.6 million during the three months ended September 30, 2013. The cash flows during the three months ended September 30, 2013 related primarily to the following items:
Cash inflows:

•	Net income of $0.4 million;

•
Positive adjustments to accrual based net income for non-cash items of $26.2 million primarily related to depreciation and amortization of $15.6 million and share-based compensation costs of $8.4 million; and

•	Proceeds from borrowing of long-term debt of $43.5 million.
Cash outflows:

•
Capital expenditures of $17.6 million of which $7.9 million were related to the purchase of manufacturing and automation equipment for our production facilities, $4.4 million were related to the construction of facilities, and $5.3 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Decrease in working capital balances of $26.7 million primarily as a result of the payment of our fiscal 2013 incentive compensation plans;

•	Repayments of long-term debt and debt issuance costs of $12.6 million; and

•	Internal costs for software and website development that we have capitalized of $1.8 million.
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2013, we financed our operations and strategic investments in capital expenditures primarily through internally generated cash flows from operations as well as our debt financing. We currently plan to invest approximately $85 million to $100 million in total capital expenditures in fiscal 2014. Due to our recent investments, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including capital expenditure requirements and any share purchase activity, for the foreseeable future.
As of September 30, 2013, approximately $63.4 million of our cash and cash equivalents was held by our subsidiaries; and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $120.3 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. We have access to borrow an aggregate of $497.5 million via our credit facility, which is composed of both revolving and term loan arrangements that have repayments due on various dates through February 8, 2018. Up to $50 million in borrowings may be made in Euro, Swiss Francs and such other non-United States Dollar currencies as permitted by our lenders. Our credit agreement also contains letter of credit and swingline loan sublimits of $25 million each. We may from time to time, so long as no default or event of default has occurred and is continuing, increase the loan commitments under our credit agreement. As of September 30, 2013, we may increase our loan commitments by up to $165.0 million by adding new commitments or increasing the commitment of willing lenders. In order to mitigate our exposure to interest rate variability, we execute interest rate swap contracts to fix a portion of our interest payments on our outstanding debt with varying maturities. See Note 4 in our accompanying consolidated financial statements for additional discussion.
In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, repurchase our ordinary shares, or support our long-term growth. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. The amount available for borrowing under our credit facility as of September 30, 2013 is as follows:

In thousands	September 30, 2013
Maximum aggregate available borrowing amounts	$497,500
Outstanding borrowings of credit facility	270,000
Remaining amount	227,500
Limitations to borrowing due to debt covenants and other obligations (1)	(1,514)
Amount available for borrowing as of September 30, 2013 (2)	$225,986
_________________
(1) Our borrowing ability can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other indebtedness, such as installment obligations and letters of credit, and other factors that are outlined in our credit agreement filed as an exhibit in our Form 8-K filed on February 13, 2013.
(2) The use of available borrowings for share repurchases or mergers and acquisitions is subject to more restrictive covenants that lower available borrowings for such purposes relative to the general availability described in the above table.
Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to the following:
(1) Limitations on our incurrence of additional indebtedness and liens, the consummation of certain fundamental organizational changes or intercompany activities, investments, and restricted payments. In each of our fiscal years ending June 30, 2013 through 2018, these covenants limit the amount of purchases of our ordinary shares, payments of dividends, mergers and acquisitions, investments in joint ventures or minority interests, and consolidated capital expenditures that we may make. The restrictions can include annual limits that vary from year-to-year, limits that fluctuate based upon our consolidated leverage ratio described below, and aggregate limits over the term of the credit facility. Therefore, our ability to make desired investments may be limited during the term of our revolving credit facility.
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
At September 30, 2013, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement included as an exhibit to Form 8-K filed on February 13, 2013.
Contractual Obligations
Contractual obligations at September 30, 2013 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$52,802	$13,341	$22,573	$9,701	$7,187
Purchase commitments	32,748	32,748	—	—	—
Debt	294,363	13,410	33,963	246,990	—
Other	23,952	8,203	6,521	6,679	2,549
Total (1)	$403,865	$67,702	$63,057	$263,370	$9,736
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.1 million as of September 30, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 9 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future rental payments required under our leases are an aggregate of approximately $52.8 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amounts of $3.0 million and $1.6 million, respectively. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts operations to a new facility in Waltham, Massachusetts, that is expected to commence in the second half of calendar 2015. The table above includes the lease payments associated with our current lease but no future lease payments associated with the new facility as the lease is contingent on certain future events.
Purchase Obligations. At September 30, 2013, we had unrecorded commitments under contract of $32.7 million, which were principally composed of production and computer equipment purchases of approximately $12.3 million, inventory purchase commitments of approximately $11.9 million, and other unrecorded purchase commitments of approximately $8.5 million.
Debt. The term loan outstanding under our credit facility has repayments due on various dates through February 8, 2018, with the revolving loans due on February 8, 2018. Interest payable included in this table is based on the interest rate as of September 30, 2013 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.

Other Obligations. Includes an installment obligation of $19.0 million related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2013. Also included is a $5.0 million additional funding obligation due to our investment in Namex which we expect to pay in the second fiscal quarter.
Recently Issued or Adopted Accounting Pronouncements
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of September 30, 2013, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of September 30, 2013, we have $270.0 million of total U.S. dollar denominated variable rate debt and a $19.0 million variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of September 30, 2013, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.7 million over the next 12 months.
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

In order to mitigate a portion of the exposure related to currency exchange rate volatility on our annual net income, we execute currency forward contracts.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the consolidated statements of operations. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $2.8 million and $2.3 million on our income before taxes for the three months ended September 30, 2013 and 2012, respectively. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.

Other expense, net, consist of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the mark-to-market impact of our derivative instruments that we did not designate for hedge accounting. Other expense, net for the three months ended September 30, 2013 and 2012, were $4.8 million and $0.5 million of losses, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the objectives of the long-term investment and financial strategy we originally announced in July 2011, our associated financial projections relating to the long-term growth of our business may turn out to be incorrect, and our investments in our business may fail to positively impact our revenue or earnings per share, or EPS, growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in selected markets, in particular Europe;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income goals due to lower revenue or higher than expected costs or taxes;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

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
In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablet computing devices and that our website visits using traditional desktop computers may be declining. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. Beyond these generic difficulties with a mobile device, our technology is not currently optimized for mobile devices, and the development of mobile-oriented user interfaces and other technologies is complex. Although we are investing to update our technology to be more effective on mobile devices and have made some mobile functionality available to our customers, we cannot predict the success of those investments. We also rely heavily on email to contact and market to our customers, and we believe we may be losing potential sales to customers who use mobile devices to skim and then delete emails without opening them. If we fail to make changes to our websites, technologies, and marketing methods to facilitate the design and purchase of our products with mobile devices, or if the market shift to mobile devices accelerates faster than we are able to make the necessary changes, then we could find it increasingly difficult to attract new and repeat visitors to our websites and convert these visitors to customers, and our revenue could decline.
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

The online market for micro business marketing products and services is less developed than the online market for other business and home and family products, and our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

•	concerns about buying graphic design services and marketing products without face-to-face interaction with sales personnel;

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	lack of access to the Internet; and

•	the inconvenience associated with returning or exchanging purchased items.

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
We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent of our revenue and operating income recorded in other currencies is diminished, particularly in certain currencies where we have disproportionate revenues or expenses. While we engage in hedging activities to try to partially mitigate the impact of currency exchange rate fluctuations, our revenue and results of operations may differ materially from expectations as a result of such fluctuations. As we expand our revenues and operations throughout the world and to additional currencies, our exposure to currency exchange rate fluctuations is increasing. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency.
Our global operations and expansion place a significant strain on our management, employees, facilities and other resources and subject us to additional risks.

We are growing rapidly. We currently operate production facilities or offices in 14 countries and have approximately 30 localized websites to serve various geographic markets. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions where we establish operations, and in some cases we may choose to cease operations in a particular region, as we have for example in Singapore, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

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

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise or breach of our network or the technology that we use to protect our network and our customer transaction data, including credit and debit card information, could damage our reputation and brand; expose us to losses, litigation, and possible liability; lead to the misappropriation of our proprietary information; or cause interruptions in our operations. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect information from transactions with our customers, and we may be liable or our reputation may be harmed if our partners fail to protect our customers' information or use it in a manner that is inconsistent with our practices.

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

In addition, we are required to meet certain financial covenants that are customary with this type of credit facility, and our inability to comply with these covenants could result in a default under the credit facility, which could cause us to be unable to borrow under the credit facility and may result in the acceleration of the maturity of our outstanding indebtedness under the facility. If we were unable to borrow further under the facility, we may not be able to make investments in our business to support our strategy. If the maturities were accelerated, we may not have sufficient funds available for repayment, and we could end up in bankruptcy proceedings or other similar processes or may have to refinance at unfavorable terms. In addition, our shareholders would be detrimentally impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our business, liquidity, and results of operations.

Our hedging activity could negatively impact our results of operations and cash flows.

We have entered into interest rate swap and currency forward contracts to manage differences in the amount, timing, and duration of our known or expected cash payments related to our long-term debt and operating cash flows. Our objective in using these derivatives is to add stability to our annual net income and to manage our exposure to interest rate and currency movements. If we do not accurately forecast our future long-term debt or expenditure levels, execute contracts that do not effectively mitigate our economic exposure to variable interest and currency rates, elect not to apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted.

Our business and results of operations may be negatively impacted by general economic and financial market conditions, and these conditions may increase the other risks that affect our business.

Many of the markets in which we operate are still experiencing economic uncertainty that we believe could have a negative impact on our business. Turmoil in the world's financial markets has materially and adversely impacted the availability of financing to a wide variety of businesses, including micro businesses, and the resulting uncertainty led to reductions in capital investments, marketing expenditures, overall spending levels, future product plans, and sales projections across industries and markets. These trends could have a material and adverse impact on the demand for our products and services, our financial results from operations, and our ability to attract and retain employees in jurisdictions where we have significant operations.

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

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Litigation diverts our management's efforts from managing and growing our business and can create uncertainties that may make it more difficult to run our operations. If any parties successfully claim that our sale, use, manufacturing or importation of technologies infringes upon their intellectual property rights, we might be forced to pay significant damages and attorney's fees, and a court could enjoin us from performing the infringing activity, which could restrict our ability to use certain technologies important to the operation of our business.

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

In addition, from time to time, we initiate lawsuits, proceedings or claims to enforce our patents, copyrights, trademarks and other intellectual property rights or to determine the scope and validity of third-party proprietary rights. Our ability to enforce our intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. In response to our actions to enforce our rights, a third party may seek to have a court or government authority determine that our intellectual property rights are invalid or unenforceable or may seek to assert alleged intellectual property rights of its own against us, either of which may adversely impact our business. Our inability to enforce our intellectual property rights may negatively impact our competitive position and business.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits, and the tax authorities in these countries could claim that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 9 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Vistaprint N.V. and its subsidiaries. These agreements establish transfer prices for production, marketing, management, technology development and other services performed by these subsidiaries for other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm's length. With the exception of certain jurisdictions where we have obtained rulings or advance pricing agreements, our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

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
We did not purchase any shares during the three months ended September 30, 2013, and 6,152,275 shares remain available for purchase under this program.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2013                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment No. 4 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 1, 2013
10.2	Amendment No. 2 to Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen dated September 1, 2013
10.3	Lettre avenant au Contrat de travail (Letter Amending Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated September 1, 2013
10.4	Form of Annual Award Agreement for fiscal year 2014 under our Performance Incentive Plan for Covered Employees
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________

*	Submitted electronically herewith.

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