Form 10-Q
period 2013-12-31
VISTAPRINT N.V.
filed 2014-01-31
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 24, 2014, there were outstanding 33,229,228 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$62,310	$50,065
Accounts receivable, net of allowances of $126 and $104, respectively	24,172	22,026
Inventory	8,298	7,620
Prepaid expenses and other current assets	40,681	20,520
Total current assets	135,461	100,231
Property, plant and equipment, net	308,301	280,022
Software and web site development costs, net	11,318	9,071
Deferred tax assets	4,151	581
Goodwill	144,483	140,893
Intangible assets, net	27,160	30,337
Other assets	29,304	29,184
Investment in equity interests	14,466	11,248
Total assets	$674,644	$601,567
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,677	$22,597
Accrued expenses	129,904	103,338
Deferred revenue	18,272	18,668
Deferred tax liabilities	1,435	1,466
Current portion of long-term debt	15,250	8,750
Other current liabilities	4,363	207
Total current liabilities	197,901	155,026
Deferred tax liabilities	8,543	12,246
Other liabilities	18,662	14,734
Long-term debt	189,250	230,000
Total liabilities	414,356	412,006
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued, and 33,136,153 and 32,791,338 shares outstanding, respectively	615	615
Treasury shares, at cost, 10,944,474 and 11,289,289 shares, respectively	(387,533)	(398,301)
Additional paid-in capital	307,408	299,659
Retained earnings	340,431	299,144
Accumulated other comprehensive loss	(633)	(11,556)
Total shareholders’ equity	260,288	189,561
Total liabilities and shareholders’ equity	$674,644	$601,567

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue	$370,807	$348,312	$645,896	$599,728
Cost of revenue (1)	120,789	114,150	216,579	202,177
Technology and development expense (1)	42,874	40,045	85,121	77,702
Marketing and selling expense (1)	124,128	134,364	226,561	234,361
General and administrative expense (1)	30,494	26,712	56,704	52,213
Income from operations	52,522	33,041	60,931	33,275
Other expense, net	(3,209)	(310)	(8,035)	(819)
Interest expense, net	(1,566)	(1,264)	(3,143)	(2,426)
Income before income taxes and loss in equity interests	47,747	31,467	49,753	30,030
Income tax provision	6,005	8,189	6,820	8,323
Loss in equity interests	867	318	1,646	443
Net income	$40,875	$22,960	$41,287	$21,264
Basic net income per share	$1.24	$0.69	$1.26	$0.63
Diluted net income per share	$1.18	$0.66	$1.20	$0.61
Weighted average shares outstanding — basic	32,861,393	33,377,045	32,760,384	33,525,669
Weighted average shares outstanding — diluted	34,552,194	34,544,965	34,463,006	34,754,574
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$72	$107	$138	$205
Technology and development expense	2,418	2,366	4,878	4,606
Marketing and selling expense	1,588	1,590	3,277	3,139
General and administrative expense	3,795	4,287	7,965	8,667

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$40,875	$22,960	$41,287	$21,264
Other comprehensive income:
Foreign currency translation	4,865	4,138	10,991	8,226
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	33	(227)	(68)	(515)
Total comprehensive income	$45,773	$26,871	$52,210	$28,975

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities
Net income	$41,287	$21,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,465	30,824
Share-based compensation expense	16,258	16,617
Excess tax (benefits) shortfall derived from share-based compensation awards	(1,987)	201
Deferred taxes	(7,594)	(3,859)
Loss in equity interests	1,646	443
Non-cash gain on equipment	—	(1,414)
Unrealized loss on derivative instruments included in net income	3,701	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	2,868	(94)
Other non-cash items	323	(158)
Changes in operating assets and liabilities:
Accounts receivable	(1,414)	(2,754)
Inventory	(563)	(2,890)
Prepaid expenses and other assets	(12,865)	(4,170)
Accounts payable	4,751	8,603
Accrued expenses and other liabilities	16,028	32,570
Net cash provided by operating activities	94,904	95,183
Investing activities
Purchases of property, plant and equipment	(42,169)	(55,368)
Proceeds from sale of assets	137	1,750
Purchases of intangible assets	(119)	(370)
Capitalization of software and website development costs	(4,419)	(3,140)
Investment in equity interests	(4,994)	(12,753)
Issuance of note receivable	—	(512)
Net cash used in investing activities	(51,564)	(70,393)
Financing activities
Proceeds from borrowings of long-term debt	67,000	55,212
Payments of long-term debt and debt issuance costs	(101,604)	(53,895)
Payments of withholding taxes in connection with vesting of restricted share units	(3,941)	(1,790)
Purchase of ordinary shares	—	(24,775)
Excess tax benefits (shortfall) derived from share-based compensation awards	1,987	(201)
Proceeds from issuance of ordinary shares	4,163	1,758
Net cash used in financing activities	(32,395)	(23,691)
Effect of exchange rate changes on cash	1,300	1,426
Net increase in cash and cash equivalents	12,245	2,525
Cash and cash equivalents at beginning of period	50,065	62,203
Cash and cash equivalents at end of period	$62,310	$64,728
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other period. The consolidated balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2013 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Weighted average shares outstanding, basic	32,861,393	33,377,045	32,760,384	33,525,669
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,690,801	1,167,920	1,702,622	1,228,905
Shares used in computing diluted net income per share	34,552,194	34,544,965	34,463,006	34,754,574
Weighted average anti-dilutive shares excluded from diluted net income per share	913,562	2,486,505	920,889	2,121,833

Share-Based Compensation
During the three and six months ended December 31, 2013, we recorded share-based compensation expense of $7,873 and $16,258, respectively, and $8,350 and $16,617 during the three and six months ended December 31, 2012, respectively. As of December 31, 2013, there was $47,001 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.98 years.
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may not elect to apply hedge accounting or the instrument may not qualify for hedge accounting. The changes in the fair value of derivatives not designated as being in hedging relationships are recorded directly in earnings as a component of other expense, net. In accordance with the fair value measurement guidance, our accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We execute our derivative instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment grade credit rating.

Restructuring

Restructuring costs are recorded in connection with initiatives designed to improve efficiency or enhance competitiveness. Restructuring initiatives require us to make estimates in several areas, including expenses for severance and other employee separation costs and the ability to generate sublease income to terminate lease obligations at the estimated amounts. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are included as a component of each related operating expense within our consolidated statement of operations.
Leases

We categorize leases at their inception as either operating or capital leases. Costs for operating leases that include incentives such as payment escalations or rent abatements are recognized on a straight-line basis over the term of the lease. Additionally, inducements received are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their expected useful life or the life of the lease, excluding renewal periods. For lease arrangements where we are deemed to be involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period. Accordingly, as the lessor incurs the construction project costs, the assets and corresponding financial obligation are recorded in our consolidated balance sheet. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as either an operating or capital lease based on our assessment of the guidance. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the lease will be treated as a financing obligation and we will depreciate the asset over its estimated useful life for financial reporting purposes.

Recently Issued or Adopted Accounting Pronouncements

None.
3. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$142	$—	$142	$—
Currency forward contracts	597	—	597	—
Total assets recorded at fair value	$739	$—	$739	$—

Liabilities
Interest rate swap contracts	$(119)	$—	$(119)	$—
Currency forward contracts	(4,298)	—	(4,298)	—
Total liabilities recorded at fair value	$(4,417)	$—	$(4,417)	$—

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$344	$—	$344	$—
Currency forward contracts	70	—	70	—
Total assets recorded at fair value	$414	$—	$414	$—

Liabilities
Interest rate swap contracts	$(70)	$—	$(70)	$—
Currency forward contracts	(203)	—	(203)	—
Total liabilities recorded at fair value	$(273)	$—	$(273)	$—
During the three and six months ended December 31, 2013 and December 31, 2012 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
As of December 31, 2013 and June 30, 2013, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. We performed an evaluation of the estimated fair value of our debt and determined that the fair value approximates the carrying value of the liability as of June 30, 2013. As of December 31, 2013 the carrying value of our debt was $204,500 and the fair value was $208,099. Our debt is a variable rate debt instrument indexed to LIBOR that resets periodically. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. This estimated fair value may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage differences in the amount of our known or expected cash payments related to our debt. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the derivative agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended December 31, 2013, we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of December 31, 2013, we estimate that $197 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2014. As of December 31, 2013, we had 6 outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying maturity dates from 2014 - 2017. As the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2013	$130,000
Contracts with a future start date	40,000
Total	$170,000

Hedges of Currency Risk
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. During the six months ended December 31, 2013, we had both currency forward contract activity for which we elected hedge accounting and activity for which we did not elect hedge accounting. In evaluating our currency hedging program and ability to achieve hedge accounting in light of certain changes in our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to not seek hedge accounting for our current currency forward contracts, but we may elect to apply hedge accounting in future scenarios. As a result, during the three and six months ended December 31, 2013, we have experienced increased volatility within other expense, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2013, we have no outstanding currency forward contracts that qualify for hedge accounting and, as such, there are no current balances to be reclassified into earnings over the next twelve months.
The changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings as a component of other expense, net.
    As of December 31, 2013, we had the following outstanding currency forward contracts that were not designated for hedge accounting and used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, Japanese Yen, New Zealand Dollar, Norwegian Krone, Singapore Dollar, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index	Hedge Designation
$123,034	July 2013 through December 2013	Various through December 2014	103	Various	Non-designated

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2013 and June 30, 2013:

	December 31, 2013
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Line Item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet Line Item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$220	$(78)	$142	Other current liabilities/other liabilities	$(119)	$—	$(119)
Currency forward contracts	Other current assets	—	—	—	Other current liabilities	—	—	—
Total derivatives designated as hedging instruments		$220	$(78)	$142		$(119)	$—	$(119)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$866	$(269)	$597	Other current liabilities	$(4,378)	$80	$(4,298)
Total derivatives not designated as hedging instruments		$866	$(269)	$597		$(4,378)	$80	$(4,298)

	June 30, 2013
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Line Item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet Line Item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$400	$(56)	$344	Other current liabilities/other liabilities	$(81)	$11	$(70)
Currency forward contracts	Other current assets	83	(13)	70	Other current liabilities	(208)	5	(203)
Total derivatives designated as hedging instruments		$483	$(69)	$414		$(289)	$16	$(273)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$—	$—	$—	Other current liabilities	$—	$—	$—
Total derivatives not designated as hedging instruments		$—	$—	$—		$—	$—	$—

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the three and six months ended December 31, 2013 and 2012:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six months ended December 31,
In thousands	2013	2012	2013	2012
Currency contracts that hedge revenue	$—	$(651)	$(107)	$(651)
Currency contracts that hedge cost of revenue	—	82	59	82
Currency contracts that hedge technology and development expense	—	210	70	210
Currency contracts that hedge general and administrative expense	—	15	12	15
Interest Rate Swaps	(30)	44	(324)	(277)
Total loss recognized in comprehensive income during the period	$(30)	$(300)	$(290)	$(621)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2013 and 2012:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net Income Gain/(Loss)				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six months ended December 31,
In thousands	2013	2012	2013	2012
Currency contracts that hedge revenue	$—	$(47)	$(120)	$(47)	Revenue
Currency contracts that hedge cost of revenue	—	11	(112)	11	Cost of revenue
Currency contracts that hedge technology and development expense	—	9	122	9	Technology and development expense
Currency contracts that hedge general and administrative expense	—	2	11	2	General and administrative expense
Interest Rate Swaps	(79)	(48)	(154)	(81)	Interest expense
Total before income tax	(79)	(73)	(253)	(106)	Income (loss) before income taxes and loss in equity interests
Income tax benefit	16	—	31	—	Income tax provision
Total	$(63)	$(73)	$(222)	$(106)
The following table presents the mark-to-market and settlement effect of our derivative financial instruments for contracts that we did not designate as hedging instruments, as well as those which have been de-designated and no longer qualify as hedging instruments, recorded within the statement of operations:

Derivatives not classified as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
In thousands	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Currency forward contracts	$(1,229)	$—	$(6,438)	$—	Other expense, net

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $4, for the six months ended December 31, 2013:

In thousands	Gains (Losses) on Cash Flow Hedges	Currency translation adjustments	Total
Balance as of June 30, 2013	$86	$(11,642)	$(11,556)
Other comprehensive income (loss) before reclassifications	(290)	10,991	10,701
Amounts reclassified from accumulated other comprehensive loss to net income	222	—	222
Net current period other comprehensive income (loss)	(68)	10,991	10,923
Balance as of December 31, 2013	$18	$(651)	$(633)
6. Waltham and Lexington Lease Arrangements
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts ("Lexington") operations to a yet to be constructed facility in Waltham, Massachusetts ("Waltham"). The Waltham lease will commence upon completion of the building, scheduled for the first quarter of fiscal 2016, and will extend eleven years from the commencement date. The cash expected to be paid ratably over the initial eleven year term of the lease is approximately $119,600 starting in September 2015.
Concurrent with the Waltham negotiations, we amended our current Lexington lease, as both leases are held with the same landlord. The amendment to the Lexington lease has a contingent feature to shorten the current term of the lease to coincide with the rent commencement date of the Waltham lease, and a second contingent feature to adjust the remaining annual rental amounts. Both of the arrangements are contingent upon the lessor obtaining certain building permits for the Waltham lease by March 2014. If the lessor does not fulfill this obligation, we have the option to cancel the Waltham lease, without penalty, and return to the terms our original Lexington lease. As of December 31, 2013, the lessor has yet to obtain all of the requisite building permits for the Waltham building construction.
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of December 31, 2013 we have recorded $2,711 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation. The asset is included as construction in progress in property, plant and equipment, net and the liability is included in other liabilities on our consolidated balance sheet. Once the construction is completed, we will evaluate the Waltham lease in order to determine whether or not the lease meets the criteria for "sale-leaseback" treatment.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcate our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. Although this is not currently a cash outlay for us, we recognized rent expense of $125 in our consolidated statement of operations for the land operating lease during the three months ended December 31, 2013.

7. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2013 and December 31, 2013 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2013	$95,790	$44,895	$208	$140,893
Effect of currency translation adjustments (1)	(743)	4,333	—	3,590
Balance as of December 31, 2013	$95,047	$49,228	$208	$144,483
_________________
(1) Relates to goodwill on non-U.S. Dollar functional currency legal entities.
Acquired Intangible Assets
Acquired intangible assets amortization expense was $2,353 and $4,657 for the three and six months ended December 31, 2013, respectively, and $2,347 and $4,630 for the three and six months ended December 31, 2012, respectively.
8. Accrued Expenses
Accrued expenses included the following:

	December 31, 2013	June 30, 2013
Advertising costs (1)	$34,686	$24,824
Compensation costs (2)	31,147	43,879
Income and indirect taxes (3)	29,879	12,463
Shipping costs	8,905	4,632
Purchases of property, plant and equipment	4,251	1,582
Professional costs	2,444	2,470
Other	18,592	13,488
Total accrued expenses	$129,904	$103,338
_____________________
(1) The increase in accrued advertising costs is principally a result of increased holiday promotion costs during the quarter ended December 31, 2013.
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
9. Debt
On January 17, 2014, we entered into an amendment to our credit agreement resulting in an increase to aggregate loan commitments under the credit agreement of $303,750, to a total of $800,000 by adding new lenders and increasing the commitments of several existing lenders. The new loan commitments include revolving loans of $640,000 and term loans of $160,000. The amendment did not result in any material changes to our debt covenants.
As of December 31, 2013, we had aggregate borrowings of $496,250 available to us under our secured credit facility as follows:

•	Revolving loans of $400,000 with a maturity date of February 8, 2018;

•	Term loan of $96,250 amortizing over the loan period, with a final maturity date of February 8, 2018.

As of December 31, 2013 and June 30, 2013, our debt outstanding was $204,500 and $238,750, respectively.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.00% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. As of December 31, 2013, the weighted-average interest rate on outstanding borrowings was 2.03%, inclusive of interest rate swap activity. We must also pay a commitment fee on unused balances of 0.225% to 0.350% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of December 31, 2013.
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of certain fundamental organizational changes or intercompany activities, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2018. The credit agreement also contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

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
(*) The definitions of EBITDA and consolidated indebtedness are maintained in our credit agreement included as an exhibit to Form 8-K filed on February 13, 2013 and January 22, 2014.
Our agreement also contains customary representations, warranties and events of default. As of December 31, 2013, we were in compliance with all financial and other covenants under the credit agreement.
10. Income Taxes
Income tax expense was $6,005 and $6,820 for the three and six months ended December 31, 2013, as compared to $8,189 and $8,323 for the same prior year periods. The decrease is primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013 and a lower annual effective tax rate relative to fiscal 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Additionally, income tax expense for the same periods in fiscal 2013 was reduced by a one-time currency exchange related tax benefit of $1,918 recognized by one of our Canadian subsidiaries.
On an annual basis, our income tax expense for the majority of our subsidiaries is a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. As a result, our consolidated annual effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. For fiscal 2014 we are forecasting a lower consolidated annual effective tax rate as compared to 2013, primarily as a result of higher consolidated pre-tax earnings as compared to 2013 and changes to our geographic mix of earnings. Additionally, our fiscal 2014 consolidated annual effective tax rate will be further reduced by tax benefits recognized as a result of the changes to our corporate entity operating structure.
     As of December 31, 2013, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $6,140, including accrued interest of $511. There have been no significant changes to these amounts during the three and six months ended December 31, 2013. Of the total amount of unrecognized tax benefits, approximately, $2,664 will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
It is reasonably possible that a further change in unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. However, an estimated range of the impact on the unrecognized tax benefits cannot be quantified at this time. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2007 through 2013 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2006 through 2013 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
One of our subsidiaries Vistaprint Limited (domiciled in Bermuda) is currently under income tax audit by the IRS. In August 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. In September 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case be heard by the IRS Office of Appeals. In August 2013, the case was officially transferred to the IRS Office of Appeals. We anticipate our hearing in Appeals to commence sometime during fiscal year 2014.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., was previously under income tax examination by the Canada Revenue Agency ("CRA") for the 2006 tax year. In October 2013, we had a formal hearing before the Appeals Division of the CRA. We were subsequently notified that the case has been concluded and the audit assessments have been overturned resulting in our owing no additional tax. As a result of this finding, there are no adjustments to our income tax reserves required for the three months ended December 31, 2013.
Vistaprint USA, Incorporated is currently under review by the Office of Appeals of the Massachusetts Department of Revenue ("DOR"). The tax years under examination are 2006 to 2008. In June 2013, Vistaprint USA, Incorporated received Notices of Assessment from the DOR containing proposed adjustments to taxable income for the years 2006 to 2008. The issue in dispute is whether there was appropriate value received with respect to intangible property rights owned by Vistaprint USA, Incorporated and licensed to Vistaprint Limited during these years. In August 2013, we submitted a written protest stating our formal disagreement with the technical analysis and conclusion by the DOR and requesting our case be heard by the Office of Appeals. The hearing process with the Appeals Division officially began in October 2013 and continues to progress at the Appeals stage.
We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
11. Investment in Equity Interests
In December 2013, pursuant to our shareholders agreement with Namex Limited and its related companies, we increased our equity interest in Namex Limited by contributing $4,894 in cash. This contribution is in addition to our initial investment of $12,653 in cash and $500 to be paid on an installment basis through December 31, 2016. Namex includes an established Chinese printing business, and the investment provides us with access to this new market and an opportunity to participate in longer-term growth in China. Our proportionate ownership share in Namex Limited as of December 31, 2013 is 45%, with additional call options to increase ownership incrementally over the coming seven years.
This investment is accounted for using the equity method. We record in net income a proportionate share of the earnings or losses of Namex, as well as amortization related to our proportionate share of the fair value of certain assets at each investment date, with a corresponding increase or decrease in the carrying value of the investment. For the three and six months ended December 31, 2013, we recorded losses of $867 and $1,646, respectively, attributable to Namex in our consolidated statement of operations. As of December 31, 2013, the carrying value of our Namex investment, inclusive of our share of net assets and goodwill, was $14,466 in our consolidated balance sheet and we have a contractual loan arrangement with the majority shareholder of Namex, resulting in a loan receivable of $512 that is due with 6.5% per annum interest on or before December 31, 2016. We do not have any other material commercial arrangements with Namex as of December 31, 2013.
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
In January 2014, we agreed to loan approximately $11,000 to Namex in the form of a convertible debt instrument. We may lend additional amounts at our sole discretion over the next two years, in amounts not to exceed $11,000. We have the option to convert any outstanding borrowings into additional share capital in fiscal 2017. If we do not exercise our conversion option, Namex is required to repay the borrowings with 7.2% per annum compounded interest on or before December 31, 2016.
12. Segment Information

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
North America	$189,447	$167,511	$354,221	$311,749
Europe	161,031	159,339	255,735	249,052
Most of World	20,329	21,462	35,940	38,927
Total revenue	$370,807	$348,312	$645,896	$599,728

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Income (loss) from operations:
North America	$67,020	$55,361	$121,270	$97,101
Europe	54,789	39,440	73,187	56,429
Most of World	(3,770)	(88)	(5,772)	(1,872)
Corporate and global functions	(65,517)	(61,672)	(127,754)	(118,383)
Total income from operations	$52,522	$33,041	$60,931	$33,275

Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
United States	$175,809	$156,703	$330,709	$293,418
Non-United States (1)	194,998	191,609	315,187	306,310
Total revenue	$370,807	$348,312	$645,896	$599,728

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Physical printed products and other (2)	$350,471	$327,926	$604,771	$559,514
Digital products/services	20,336	20,386	41,125	40,214
Total revenue	$370,807	$348,312	$645,896	$599,728
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any individual country outside the United States was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	December 31, 2013	June 30, 2013
Long-lived assets (3):
Netherlands	$106,128	$99,521
Canada	99,924	90,807
Australia	35,246	36,774
United States	34,940	35,943
Switzerland	28,743	4,522
Jamaica	26,340	26,730
Bermuda	7,685	14,667
India	5,506	4,429
Other	4,411	4,884
Total	$348,923	$318,277
___________________
(3) Excludes goodwill of $144,483 and $140,893, intangible assets, net of $27,160 and $30,337, deferred tax assets of $4,151 and $581 and the investment in equity interests of $14,466 and $11,248 as of December 31, 2013 and June 30, 2013, respectively.
13. Commitments and Contingencies
Purchase Obligations
At December 31, 2013, we had unrecorded commitments under contract of $16,163, which were principally composed of inventory purchase commitments of approximately $7,742, production and computer equipment purchases of approximately $5,552, and other unrecorded purchase commitments of $2,869.

Other Obligations
We have an outstanding installment obligation of $18,153 related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2013. In addition, in November 2013 we announced our intent to create a joint venture in Japan with Plaza Create Co. Ltd. ("Plaza Create"), an established retailer in that country, during the second half of fiscal 2014. We have a contingent arrangement in which we may contribute approximately $5,100 in cash and certain intangible assets, in exchange for share capital in the new entity. In conjunction with that agreement, we also have a contingent obligation to purchase 800,000 common shares of Plaza Create, a publicly traded company, for approximately $4,900.
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
14. Restructuring

During the three months ended December 31, 2013, we closed our Singapore location which provided strategic and administrative support services as part of our Most of World Segment. The following table summarizes the total restructuring costs incurred during the three and six months ended December 31, 2013. There were no such charges during the three and six months ended December 31, 2012.

	Three months ended December 31,	Six months ended December 31,
	2013	2013
Employee termination benefits	$2,372	$2,372
Facility termination costs (1)	614	614
Total restructuring expense	$2,986	$2,986
_____________________
(1) Inclusive of $472 of accelerated depreciation related to property, plant and equipment.

The following table summarizes the restructuring activity for the period ended December 31, 2013:

	Employee Termination Benefits	Facility Termination Costs
Accrued restructuring balance as of June 30, 2013	$—	$—
Restructuring additions	2,372	142
Cash payments	(2,171)	(29)
Accrued restructuring balance as of December 31, 2013	$201	$113
During the three months ended December 31, 2013, we recognized restructuring expense of $2,663 in general and administrative expense, $257 in technology and development expense and $66 in marketing and selling expense. We do not expect to incur any additional costs related to this restructuring activity in future periods, however estimates may change which could result in additional expense.

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
Executive Overview
For the three and six months ended December 31, 2013, we reported revenue of $370.8 million and $645.9 million, respectively, representing 6% and 8% revenue growth over the same periods in the prior year. Our constant-currency revenue growth of 6% and 7% for the three and six months ended December 31, 2013 continues to be lower than our historical growth but consistent with our near-term expectations. Diluted earnings per share (EPS) for the three and six months ended December 31, 2013 increased to $1.18 and $1.20, respectively, as compared to $0.66 and $0.61 for the three and six months ended December 31, 2012, respectively. This increase was driven primarily by growth in revenue and better leverage of our advertising and operating expense activities. For the remainder of fiscal 2014, we expect to continue to deliver increased net income margin as a percentage of revenue and EPS improvement relative to our fiscal 2013 performance, as we realize the benefits of our recent investment strategy and operating expense efficiency. Our profitability improvement and lower revenue growth is partly the result of improvements we are making in our European customer value proposition and marketing execution. The changes create near-term revenue headwinds but we believe these are important to our overall strategy, as well as near and long-term profitability.
Our second quarter has historically been our strongest revenue and earnings period during the course of a fiscal year, due to the sale of seasonal products such as holiday cards, calendars, and photo books. This typical seasonality was a significant driver of our stronger revenue performance in the second quarter of fiscal 2014 compared to the first quarter of fiscal 2014. Revenue from seasonal products, which was a material portion of our total revenue in the second quarter of fiscal 2014, does not repeat during other quarters of our fiscal year.
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

•
Lifetime Value Based Marketing.  We have traditionally acquired customers by targeting micro businesses who are already shopping online through marketing channels such as search marketing, email marketing, and other online advertising. We believe a significant portion of micro businesses in our core markets do not currently use online providers of marketing services. By investing more deeply into existing marketing channels, as well as opening up new channels such as television broadcast, direct mail and social media, we believe we can drive continued new customer growth and reach offline audiences that are not currently looking to online partners for their marketing needs. Regionally, we have made the most progress executing this strategy in North America, where we have gained significant campaign and channel performance data that are helping us optimize advertising efficiencies. Given our recent revenue performance in Europe, we have made more modest advertising investments in that region, as the current customer economics do not support these higher levels of investment. If we are successful in improving the European customer economics over time, we believe we could then benefit from enhanced advertising investments as we have done in North America.

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

•
Geographies outside North America and Europe. For the three and six months ended December 31, 2013, revenue generated outside of North America and Europe accounted for approximately 5% and 6% of our total revenue, respectively. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. Developing a business in emerging markets is complex, and often requires local expertise and presence. To support our expansion into global emerging markets, during fiscal 2013 we launched our new website, customer service and manufacturing facility in India (after acquiring the assets and hiring the team of a local company), and also executed an indirect minority investment in a Chinese printing business. In November 2013, we announced our plan to launch a joint venture in Japan with Plaza Create, a well known retailer in that country, in the second half of fiscal 2014. We plan to continue to invest in these and potentially additional markets in the near term, as they could drive significant growth in the longer term, but expect that these investments will be dilutive to earnings for multiple years and will not become a material source of revenue for the foreseeable future.

•
Home and Family.  Although we expect to maintain our primary focus on micro business marketing products and services, we also participate in the market for customized home and family products such as invitations, announcements, calendars, holiday cards, embroidered products, and apparel. We continue to add new products and services targeted at the home and family market. We believe that the economies of scale provided by cross sales of these products to our extensive micro business customer base, our large production order volumes and our integrated design and production software and facilities support and will continue to support our effort to profitably grow our home and family business. We expanded our product offerings in fiscal 2012 through the acquisition of Albumprinter, a leading provider of photo books and other photo products in Europe. In fiscal 2013, we began offering Albumprinter white-labeled photo books to Vistaprint customers in Europe. During fiscal 2014, we continue to focus on enhancements of home and family content for our customers by augmenting our already large creative base with more modern offerings and upgraded substrates for key products such as invitations and announcements, as well as improvements for our various photo products.

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.6%	32.8%	33.5%	33.7%
Technology and development expense	11.5%	11.5%	13.2%	13.0%
Marketing and selling expense	33.5%	38.6%	35.1%	39.1%
General and administrative expense	8.2%	7.6%	8.8%	8.7%
Income from operations	14.2%	9.5%	9.4%	5.5%
Other expense, net	(0.9)%	(0.1)%	(1.2)%	(0.1)%
Interest expense, net	(0.4)%	(0.4)%	(0.5)%	(0.4)%
Income before income taxes and loss in equity interests	12.9%	9.0%	7.7%	5.0%
Income tax provision	1.6%	2.3%	1.1%	1.4%
Loss in equity interests	0.2%	0.1%	0.3%	0.1%
Net income	11.1%	6.6%	6.3%	3.5%

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Revenue	$370,807	$348,312	6%	$645,896	$599,728	8%
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

Revenue for the three months ended December 31, 2013 increased 6% to $370.8 million compared to the three months ended December 31, 2012 due to increases in sales across our product and service offerings. The North American business continued to deliver solid performance with 14% constant-currency revenue growth during our peak holiday season. Our European business delivered results broadly in line with our expectations with a decline in constant-currency revenue of 2% during the quarter ended December 31, 2013, as compared to the prior comparative period. We continue to expect our fiscal 2014 European revenue growth rate to remain below our historical trends as we reduce certain advertising expenditures with lower returns to make more focused investments in the region. Most of World constant-currency revenue growth declined to 6% from 24% in the prior comparative period, because we have reached relative maturity in certain markets that currently comprise a majority of the region's revenue activity.
Revenue for the six months ended December 31, 2013 increased 8% to $645.9 million compared to the six months ended December 31, 2012 due to increases in sales across our product and service offerings. The number of consolidated unique active customers increased by 2% to 16.9 million, supported by strong customer retention which contributed positively to our 8% reported revenue growth. The North American business continued to deliver solid performance with 14% constant-currency revenue growth, leveraging successful programs to drive customer value that we started two years ago. During the six months ended December 31, 2013, our European business experienced a 1% decline in constant-currency revenue as we continue to execute marketing improvement initiatives. Most of World constant-currency revenue grew 4% as compared to the prior period. We are implementing changes to our global customer value proposition that we believe will generate higher revenues in the long-term but that create pressure on growth in the near term.
We monitor unique active customers and average bookings per unique active customer on a trailing twelve-month, or TTM, basis. We have historically reported these metrics for our Vistaprint-branded business only; however, in fiscal 2014 we began including the Albumprinter and Webs activity since their respective acquisition dates. We have revised the December 31, 2012 information and presented it on a consolidated basis for comparative purposes. The following table summarizes our consolidated operational revenue metrics for the period ended December 31, 2013 and 2012:

	TTM Ended December 31,
	2013	2012	% Increase/(Decrease)
Unique active customers	16.9 million	16.6 million	2%
New customers	10.0 million	10.5 million	(5)%
Retained customers	6.9 million	6.1 million	13%

Average bookings per unique active customer	$72	$67	7%
New customers	$53	$50	6%
Retained customers	$100	$96	4%
Total revenue by geographic segment for the three and six months ended December 31, 2013 and 2012 is shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$189,447	$167,511	13%	1%	14%
Europe	161,031	159,339	1%	(3)%	(2)%
Most of World	20,329	21,462	(5)%	11%	6%
Total revenue	$370,807	$348,312	6%	—%	6%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$354,221	$311,749	14%	—%	14%
Europe	255,735	249,052	3%	(4)%	(1)%
Most of World	35,940	38,927	(8)%	12%	4%
Total revenue	$645,896	$599,728	8%	(1)%	7%
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
The following table summarizes our comparative operating expenses for the period:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Cost of revenue	$120,789	$114,150	6%	$216,579	$202,177	7%
% of revenue	32.6%	32.8%		33.5%	33.7%
Technology and development expense	$42,874	$40,045	7%	$85,121	$77,702	10%
% of revenue	11.5%	11.5%		13.2%	13.0%
Marketing and selling expense	$124,128	$134,364	(8)%	$226,561	$234,361	(3)%
% of revenue	33.5%	38.6%		35.1%	39.1%
General and administrative expense	$30,494	$26,712	14%	$56,704	$52,213	9%
% of revenue	8.2%	7.6%		8.8%	8.7%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue improved during the current three and six month periods due to favorable pricing and manufacturing process efficiencies.
The increase in cost of revenue of $6.6 million for the three months ended December 31, 2013, as compared to the prior period was primarily due to an increase in volumes produced. We incurred incremental shipping expenses of $2.4 million as our customers preferred expedited delivery methods during the fiscal 2014 holiday season as compared to the prior year period. Overhead and other related expenses increased $1.6 million as compared to the prior comparative period and our indirect labor expense grew by $0.9 million due to a prolonged retention period for our temporary labor staff.
The increase in cost of revenue of $14.4 million for the six months ended December 31, 2013, as compared to the prior period, was primarily due to an increase in volumes produced. We incurred incremental shipping and temporary labor related costs of $3.2 million and $2.4 million, respectively. The prior year period included a benefit from a non-cash gain related to a free piece of equipment of $1.4 million in our European operations that did not occur in fiscal 2014 and therefore contributed to the $3.6 million increase in overhead and other related expenses during the six months ended December 31, 2013.
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
The growth in our technology and development expenses of $2.8 million and $7.4 million for the three and six months ended December 31, 2013, respectively, as compared to the prior comparative periods was primarily due to increased compensation and facility-related costs of $2.3 million and $7.1 million, respectively, inclusive of restructuring-related expenses of $0.3 million. We have increased headcount in our technology development and information technology support organizations to 799 employees at December 31, 2013, compared to 741 employees at December 31, 2012. Additionally, other technology and development expenses increased $0.9 million and $1.0 million, respectively, as compared to the prior comparative periods primarily due to increased recruitment, hosting services and other costs related to continued investment in our infrastructure. These expense increases were partially offset during the three and six months ended December 31, 2013 by higher capitalization of software costs of $0.4 million and $0.7 million, respectively, due to an increase in current costs that qualify for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The decrease in our marketing and selling expenses of $10.2 million and $7.8 million for the three and six months ended December 31, 2013, respectively, as compared to the prior comparative periods was primarily due to decreased advertising costs of $12.3 million and $14.4 million, respectively, as we executed more strategically focused marketing spend in the given periods, particularly in Europe. This reduction in spend was partially offset by increased payroll, share-based compensation and facility-related costs of $1.5 million and $4.9 million, respectively, during the three and six months ended December 31, 2013 as compared to the prior periods. We continue to expand our marketing organization and our customer service, sales and design support centers. At December 31, 2013, we employed 1,839 employees, compared to 1,678 employees at December 31, 2012. In addition, during the three and six months ended December 31, 2013 other marketing and selling expenses increased by $0.6 million and $1.7 million, respectively, due to increased outside service costs, payment processing fees, and other marketing costs.

General and administrative expense
General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
The increase in our general and administrative expenses of $3.8 million for the three months ended December 31, 2013, as compared to the same prior year period, was primarily due to $2.7 million of restructuring expense for the closure of our Singapore office in our Most of World operations and increased professional fees of $2.6 million incurred for certain strategic initiatives. These increases were partially offset by a net decrease of $1.5 million primarily related to reduced payroll, share-based compensation and recruiting costs. At December 31, 2013, we employed 396 employees in these organizations compared to 405 employees at December 31, 2012.
The growth in our general and administrative expenses of $4.5 million for the six months ended December 31, 2013, as compared to the prior comparative period was primarily due to increased restructuring expenses of $2.7 million for the closure of our Singapore office in our Most of World operations during the quarter ended December 31, 2013. In addition, we had increased professional fees and payroll related costs of $1.8 million and $1.4 million, respectively, as compared to the prior fiscal 2013 period. These amounts were offset by a decrease in share-based compensation of $0.7 million and a decrease in other general and administrative expenses of $0.7 million.
Other expense, net
Other expense, net, consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments. The increase in other expense, net to $3.2 million and $8.0 million for the three and six months ended December 31, 2013, respectively, as compared to $0.3 million and $0.8 million, respectively, for the prior year periods, is primarily due to the net loss of $1.2 million and $6.5 million recognized for our currency forward contracts for which we did not seek hedge accounting. In evaluating our currency hedging program and ability to achieve hedge accounting in light of certain changes in our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute currency forward contracts that do not qualify for hedge accounting. As a result, during the three and six months ended December 31, 2013, we have experienced increased volatility within other expense, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
In addition, changes in our corporate entity operating structure, effective on October 1, 2013 impacted our intercompany transactional and financing activities and have resulted in increased unrealized currency exchange rate losses of $3.4 million and $2.9 million for the three and six months ended December 31, 2013, respectively, partially offset by realized currency gains of $1.4 million and $1.3 million for the same periods. We may experience increased volatility in exchange rate gains and losses in future periods as a result of these changes.
Interest expense, net
Interest expense, net, which consists primarily of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs was $1.6 million and $3.1 million for the three and six months ended December 31, 2013, respectively. The increase in interest expense, net as compared to the prior year periods is principally the result of increased borrowings under our credit facility.
Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Income tax provision	$6,005	$8,189	$6,820	$8,323
Effective tax rate	12.6%	26.0%	13.7%	27.7%
Income tax expense was $6.0 million and $6.8 million for the three and six months ended December 31, 2013, respectively, as compared to $8.2 million and $8.3 million, respectively, for the same prior year periods. The decrease is primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013 and a lower annual effective tax rate relative to fiscal 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Additionally, income tax expense for the same periods in fiscal 2013 was reduced by a one-time currency exchange related tax benefit of $1,918 recognized by one of our Canadian subsidiaries.
On an annual basis, our income tax expense for the majority of our subsidiaries is a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. As a result, our consolidated annual effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. For fiscal 2014 we are forecasting a lower consolidated annual effective tax rate as compared to 2013, primarily as a result of higher consolidated pre-tax earnings as compared to 2013 and changes to our geographic mix of earnings. Additionally, our fiscal 2014 consolidated annual effective tax rate will be further reduced by tax benefits recognized as a result of the changes to our corporate entity operating structure.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that it could have a material impact on our financial condition, results of operations or cash flows. See Note 10 in our accompanying financial statements for additional discussion.
Loss in Equity Interest
We have an indirect investment in a Chinese printing business as of December 31, 2013. Our share of the loss for the three and six months ended December 31, 2013 was $0.9 million and $1.6 million, respectively, and $0.3 million and $0.4 million, respectively, for the comparative prior periods. See Note 11 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Six Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$94,904	$95,183
Net cash used in investing activities	(51,564)	(70,393)
Net cash used in financing activities	(32,395)	(23,691)
At December 31, 2013, we had $62.3 million of cash and cash equivalents and $204.5 million of outstanding debt. Cash and cash equivalents increased $12.2 million during the six months ended December 31, 2013. The cash flows during the six months ended December 31, 2013 related primarily to the following items:
Cash inflows:

•	Net income of $41.3 million;

•
Positive adjustments to accrual based net income for non-cash items of $47.7 million primarily related to depreciation and amortization of $32.5 million and share-based compensation costs of $16.3 million; and

•	Proceeds from borrowing of long-term debt of $67.0 million.
Cash outflows:

•
Capital expenditures of $42.2 million of which $22.9 million were related to the purchase of manufacturing and automation equipment for our production facilities, $7.1 million were related to the construction of facilities, and $12.2 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Repayments of long-term debt and debt issuance costs of $101.6 million;

•	Increased equity investment in Namex Limited of $5.0 million; and

•	Internal costs for software and website development that we have capitalized of $4.4 million.
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2013, we financed our operations and strategic investments in capital expenditures through internally generated cash flows from operations and our debt financing. We currently plan to invest approximately $80 million to $90 million in total capital expenditures in fiscal 2014. Due to our recent investments, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including investments in joint ventures and other strategic initiatives, capital expenditure requirements and any share purchase activity, for the foreseeable future.
At December 31, 2013, approximately $61.1 million of our cash and cash equivalents was held by our subsidiaries; and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $143.9 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that may result in material cash outflows.
Debt. On January 17, 2014, we entered into an amendment to our credit agreement resulting in an increase to aggregate loan commitments under the credit agreement by $303.8 million, to a total of $800.0 million by adding new lenders and increasing the commitments of several existing lenders. The new loan commitments consist of revolving loans of $640.0 million and a term loan of $160.0 million. The amendment did not result in any material changes to our debt covenants.
In the next twelve months we may use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, support our long-term growth through strategic investments, or purchase our ordinary shares. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2013, the amount available for borrowing under our credit facility was as follows, not including the subsequent amendment to our credit agreement described above:

In thousands	December 31, 2013
Maximum aggregate available borrowing amounts	$496,250
Outstanding borrowings of credit facility	204,500
Remaining amount	291,750
Limitations to borrowing due to debt covenants and other obligations (1)	(2,082)
Amount available for borrowing as of December 31, 2013 (2)	$289,668
_________________
(1) Our borrowing ability can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other indebtedness, such as installment obligations and letters of credit, and other factors that are outlined in our credit agreement filed as an exhibit in our Form 8-K filed on February 13, 2013 and January 22, 2014.
(2) The use of available borrowings for share purchases, dividend payments, or corporate acquisitions and dispositions is subject to more restrictive covenants that lower available borrowings for such purposes relative to the general availability described in the above table.

Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to the following:
(1) The credit agreement contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

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

(2) Purchases of our ordinary shares, payments of dividends, and corporate acquisitions and dispositions are subject to more restrictive consolidated leverage ratio thresholds than those listed above when calculated on a proforma basis in certain scenarios. Also, regardless of our leverage ratio, the credit agreement limits the amount of purchases of our ordinary shares, payments of dividends, corporate acquisitions and dispositions, investments in joint ventures or minority interests, and consolidated capital expenditures that we may make. These limitations can include annual limits that vary from year-to-year and aggregate limits over the term of the credit facility. Therefore, our ability to make desired investments may be limited during the term of our revolving credit facility.
(3) The credit agreement also places limitations on additional indebtedness and liens that we may incur, as well as certain intercompany activities.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in the credit agreement included as an exhibit to Form 8-K filed on February 13, 2013 and January 22, 2014.
At December 31, 2013, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
Contractual Obligations
Contractual obligations at December 31, 2013 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$49,959	$13,270	$22,234	$7,691	$6,764
Purchase commitments	16,163	16,163	—	—	—
Debt	222,933	20,112	32,934	169,887	—
Other	28,153	13,213	6,539	6,702	1,699
Total (1)	$317,208	$62,758	$61,707	$184,280	$8,463
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.1 million as of December 31, 2013 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future rental payments required under our leases are an aggregate of approximately $50.0 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amounts of $1.7 million and $2.2 million, respectively. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts operations to a new facility in Waltham, Massachusetts, that is expected to commence in the second half of calendar 2015. The table above includes the lease payments associated with our current lease but no future lease payments associated with the new facility as the lease is contingent on certain future events, including the receipt by the landlord of certain building permits that have not yet all been approved. If the contingencies are resolved, the cash expected to be paid ratably over the initial eleven-year term of the lease is approximately $119.6 million starting in September 2015, partially offset by a reduction in the commitments under our existing lease.
Purchase Obligations. At December 31, 2013, we had unrecorded commitments under contract of $16.2 million, which were principally composed of inventory purchase commitments of approximately $7.7 million, production and computer equipment purchases of approximately $5.6 million, and other unrecorded purchase commitments of approximately $2.9 million.
Debt. The term loan outstanding under our credit facility has repayments due on various dates through February 8, 2018, with the revolving loans due on February 8, 2018. Interest payable included in this table is based on the interest rate as of December 31, 2013 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.

Other Obligations. Included above is an installment obligation of $18.2 million related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2013. In addition, in November 2013 we announced our intent to create a joint venture in Japan with Plaza Create, an established retailer in that country, during the second half of fiscal 2014. We have a contingent arrangement in which we may contribute approximately $5.1 million in cash and certain intangible assets in exchange for share capital in the new entity. In conjunction with that agreement, we also have a contingent obligation to purchase 800,000 common shares of Plaza Create, a publicly traded entity, for approximately $4.9 million.
Recently Issued or Adopted Accounting Pronouncements
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of December 31, 2013, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of December 31, 2013, we have $204.5 million of total U.S. dollar denominated variable rate debt and a $18.2 million variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of December 31, 2013, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.6 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. Our international revenues, as well as costs and expenses denominated in currencies other than the U.S. dollar, expose us to the risk of fluctuations in exchange rates of such currencies versus the U.S. dollar. Our most significant net currency exposures are the British pound, Canadian dollar and Swiss Franc, although our exposures to these and other currencies fluctuate, particularly in our fiscal second quarter. A summary of our currency risk is as follows:

•
Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income and cash flows when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income and cash flows.

We use currency forward contracts to protect our forecasted U.S. dollar-equivalent cash flows from adverse changes in currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We have executed currency forward contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other expense, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other expense, net, whereas the offsetting gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $6.7 million and $4.7 million on our income before taxes for the three months ended December 31, 2013 and 2012, respectively. Changes in our corporate entity operating structure, effective on October 1, 2013, resulted in changes in our intercompany transactional and financing activities that may cause increased volatility in exchange rate gains and losses in future periods. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the objectives of the long-term investment and financial strategy we originally announced in July 2011, our associated financial projections relating to the long-term growth of our business may turn out to be incorrect, and our investments in our business may fail to positively impact our revenue or earnings per share, or EPS, growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in selected markets, in particular Europe;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income goals due to lower revenue or higher than expected costs;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

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

A primary component of our business strategy is to promote and strengthen our brands to attract new and repeat customers to our websites, and we face significant competition from other companies in our markets who also seek to establish strong brands. To promote and strengthen our brands, we must incur substantial marketing expenses and establish a relationship of trust with our customers by providing a high-quality customer experience. Providing a high-quality customer experience requires us to invest substantial amounts of resources in our website development, design and technology, graphic design operations, production operations, and customer service operations. Our ability to provide a high-quality customer experience is also dependent on external factors over which we may have little or no control, including the reliability and performance of our suppliers, third-party carriers, and communication infrastructure providers. If we are unable to promote our brands or provide customers with a high-quality customer experience, we may fail to attract new customers, maintain customer relationships, and sustain or increase our revenues.
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

Acquisitions and strategic investments may be disruptive to our business.

A component of our strategy is to selectively pursue acquisitions of businesses, technologies, or services and invest in businesses and joint ventures. The time and expense associated with finding suitable businesses, technologies, or services to acquire or invest in can be disruptive to our ongoing business and divert our management's attention. In addition, we may need to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake. For example, to finance the acquisitions we completed in fiscal 2012, we borrowed amounts under our credit facility.

In addition, integrating newly acquired businesses, technologies, and services and monitoring and managing our investments and joint ventures are complex, expensive, time consuming and subject to many risks, including the following:

•
We may not be able to retain customers and key employees of the acquired businesses, and we and the businesses we acquire or invest in may not be able to cross sell products and services to each other's customers.

•
In some cases, our acquisitions and investments are dilutive for a period of time, leading to reduced earnings. For example, both the Albumprinter and Webs acquisitions have resulted in additional amortization and share-based compensation expense, and the Namex investment has been dilutive to our earnings.

•
An acquisition or investment may fail to achieve our goals and expectations because we fail to integrate the acquired business, technologies, or services effectively, the integration is more expensive or takes more time than we anticipated, the management of our investment is more expensive or takes more resources than we expected, or the business we acquired or invested in does not perform as well as we expected.

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

We have entered into interest rate swap and currency forward contracts to manage differences in the amount of our known or expected cash payments or receipts related to our long-term debt and operating cash flows. Our objective in using these derivatives is to manage our exposure to interest rate and currency movements. If we do not accurately forecast our future long-term debt, revenue or expenditure levels, execute contracts that do not effectively mitigate our economic exposure to variable interest and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted.

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

For the fiscal years ended June 30, 2013 and June 30, 2012 we derived 52% and 51% of our revenue, respectively, from sales to customers made through Vistaprint.com, our United States-focused website. We produce substantially all physical products for our United States customers at our facility in Ontario, Canada and the United States imposes restrictions on shipping goods into the United States from Canada. The United States also imposes protectionist measures such as customs duties and tariffs that limit free trade, some of which may apply directly to product categories that comprise a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions which have, in some instances, resulted in delayed delivery of orders.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property, but these protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to copy or use technology or information that we consider proprietary. There can be no guarantee that any of our pending patent applications or continuation patent applications will be granted, and from time to time we face infringement, invalidity, intellectual property ownership, or similar claims brought by third parties with respect to our patents. In addition, despite our trademark registrations throughout the world, our competitors or other entities may adopt names or marks similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any patent, trademark, or other intellectual property claims or any customer confusion related to our trademarks could be extremely costly, damage our reputation and brands, and substantially harm our business and results of operations.

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

We regularly offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, from time to time we face claims, complaints, and inquiries from our customers, competitors, governmental regulators, standards bodies, and others that our free offers are misleading or do not comply with applicable legislation or regulation. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

If we were required to review the content that our customers incorporate into our products and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, the vast majority of our sales do not involve any human-based review of content. Although our websites' terms of use specifically require customers to represent that the content they upload for production complies with all laws and that they have the right to use and reproduce that content, we do not have the ability to determine the accuracy of these representations on a case-by-case basis. There is a risk that a customer may supply an image or other content for a product order that we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction, which could substantially harm our business and results of operations. In addition, if we were held liable for actions of our customers, we could be required to pay substantial penalties, fines, or monetary damages.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits, and the tax authorities in these countries could claim that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 10 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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
We did not purchase any shares during the three months ended December 31, 2013, and 6,152,275 shares remain available for purchase under this program, subject to certain limitations imposed by our credit agreement.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 31, 2014                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Summary of Compensatory Arrangements with Members of the Supervisory Board
10.2	Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan
10.3
Amendment No. 1 dated January 17, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Vistaprint N.V., Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., and Vistaprint USA, Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 22, 2014

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