Form 10-Q
period 2014-03-31
VISTAPRINT N.V.
filed 2014-04-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 25, 2014, there were outstanding 33,285,752 ordinary shares, par value €0.01 per share, of Vistaprint N.V.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$46,545	$50,065
Marketable securities	10,927	—
Accounts receivable, net of allowances of $122 and $104, respectively	20,339	22,026
Inventory	7,416	7,620
Prepaid expenses and other current assets	40,813	20,520
Total current assets	126,040	100,231
Property, plant and equipment, net	313,854	280,022
Software and web site development costs, net	12,985	9,071
Deferred tax assets	5,335	581
Goodwill	144,313	140,893
Intangible assets, net	24,840	30,337
Other assets	31,182	29,184
Investment in equity interests	13,457	11,248
Total assets	$672,006	$601,567
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$32,830	$22,597
Accrued expenses	100,150	103,338
Deferred revenue	23,776	18,668
Deferred tax liabilities	1,182	1,466
Current portion of long-term debt	16,375	8,750
Other current liabilities	3,127	207
Total current liabilities	177,440	155,026
Deferred tax liabilities	5,410	12,246
Other liabilities	25,442	14,734
Long-term debt	185,578	230,000
Total liabilities	393,870	412,006
Commitments and contingencies (Note 14)
Noncontrolling interest (Note 12)	5,741	—
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued, and 33,272,556 and 32,791,338 shares outstanding, respectively	615	615
Treasury shares, at cost, 10,808,071 and 11,289,289 shares, respectively	(384,530)	(398,301)
Additional paid-in capital	309,097	299,659
Retained earnings	341,806	299,144
Accumulated other comprehensive income (loss)	5,407	(11,556)
Total shareholders' equity	272,395	189,561
Total liabilities, noncontrolling interest and shareholders’ equity	$672,006	$601,567
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue	$286,185	$287,684	$932,081	$887,412
Cost of revenue (1)	100,903	99,107	317,482	301,284
Technology and development expense (1)	42,434	43,004	127,555	120,706
Marketing and selling expense (1)	109,118	109,966	335,679	344,327
General and administrative expense (1)	28,491	25,874	85,195	78,087
Income from operations	5,239	9,733	66,170	43,008
Other income (expense), net	(116)	260	(8,151)	(559)
Interest expense, net	(1,725)	(1,283)	(4,868)	(3,709)
Income before income taxes and loss in equity interests	3,398	8,710	53,151	38,740
Income tax provision	999	2,264	7,819	10,587
Loss in equity interests	1,058	580	2,704	1,023
Net income	1,341	5,866	42,628	27,130
Add: Net loss attributable to noncontrolling interest	34	—	34	—
Net income attributable to Vistaprint N.V.	$1,375	$5,866	$42,662	$27,130
Basic net income per share attributable to Vistaprint N.V.	$0.04	$0.18	$1.30	$0.81
Diluted net income per share attributable to Vistaprint N.V.	$0.04	$0.17	$1.24	$0.78
Weighted average shares outstanding — basic	33,249,419	33,267,073	32,921,016	33,441,581
Weighted average shares outstanding — diluted	34,356,990	34,394,467	34,425,288	34,636,650
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Cost of revenue	$55	$104	$193	$309
Technology and development expense	1,022	2,297	5,900	6,903
Marketing and selling expense	876	1,594	4,153	4,733
General and administrative expense	3,639	4,175	11,604	12,842

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$1,341	$5,866	$42,628	$27,130
Other comprehensive income:
Foreign currency translation	(227)	(4,657)	10,764	3,569
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	(70)	617	(138)	102
Net unrealized gain on available-for-sale securities	6,283	—	6,283	—
Comprehensive income	7,327	1,826	59,537	30,801
Comprehensive loss attributable to noncontrolling interest	88	—	88	—
Total comprehensive income attributable to Vistaprint N.V.	$7,415	$1,826	$59,625	$30,801

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended March 31,
	2014	2013
Operating activities
Net income	$42,628	$27,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,346	46,993
Share-based compensation expense	21,850	24,787
Excess tax (benefits) shortfall derived from share-based compensation awards	(5,467)	1,808
Deferred taxes	(10,954)	(4,130)
Loss in equity interests	2,704	1,023
Non-cash gain on equipment	—	(1,414)
Abandonment of long-lived assets	—	977
Unrealized loss on derivative instruments included in net income	2,655	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	983	23
Other non-cash items	729	125
Changes in operating assets and liabilities:
Accounts receivable	2,293	(1,134)
Inventory	352	(1,159)
Prepaid expenses and other assets	(9,217)	7,242
Accounts payable	7,979	(3,278)
Accrued expenses and other liabilities	(7,835)	4,325
Net cash provided by operating activities	98,046	103,318
Investing activities
Purchases of property, plant and equipment	(53,999)	(66,523)
Proceeds from sale of assets	137	1,750
Purchases of intangible assets	(202)	(452)
Purchase of available-for-sale securities	(4,629)	—
Capitalization of software and website development costs	(7,339)	(5,579)
Investment in equity interests	(4,994)	(12,753)
Issuance of note receivable	—	(512)
Net cash used in investing activities	(71,026)	(84,069)
Financing activities
Proceeds from borrowings of long-term debt	109,000	79,712
Payments of long-term debt and debt issuance costs	(147,150)	(71,714)
Payments of withholding taxes in connection with vesting of restricted share units	(8,400)	(2,460)
Purchase of ordinary shares	—	(36,290)
Excess tax benefits (shortfall) derived from share-based compensation awards	5,467	(1,808)
Proceeds from issuance of ordinary shares	4,274	2,024
Capital contribution from noncontrolling interest	4,821	—
Net cash used in financing activities	(31,988)	(30,536)
Effect of exchange rate changes on cash	1,448	390
Net decrease in cash and cash equivalents	(3,520)	(10,897)
Cash and cash equivalents at beginning of period	50,065	62,203
Cash and cash equivalents at end of period	$46,545	$51,306
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
The consolidated financial statements include the accounts of Vistaprint N.V., its wholly owned subsidiaries, entities in which we maintain a controlling financial interest, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.
Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other period. The consolidated balance sheet at June 30, 2013 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2013 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Marketable Securities
We have investments in marketable equity securities and determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications as of the balance sheet date. Our marketable securities are classified as "available-for-sale" and carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of accumulated other comprehensive income (loss), if applicable. We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. Any decline in value that is determined to be other than temporary is recognized as expense in our consolidated statement of operations in the period the impairment is identified.

Net Income Per Share Attributable to Vistaprint N.V.
Basic net income per share attributable to Vistaprint N.V. is computed by dividing net income attributable to Vistaprint N.V. by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income per share attributable to Vistaprint N.V. gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Weighted average shares outstanding, basic	33,249,419	33,267,073	32,921,016	33,441,581
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,107,571	1,127,394	1,504,272	1,195,069
Shares used in computing diluted net income per share attributable to Vistaprint N.V.	34,356,990	34,394,467	34,425,288	34,636,650
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Vistaprint N.V.	906,850	1,512,722	916,209	1,137,103
Share-Based Compensation
During the three and nine months ended March 31, 2014, we recorded share-based compensation expense of $5,592 and $21,850, respectively, and $8,170 and $24,787 during the three and nine months ended March 31, 2013, respectively. As of March 31, 2014, there was $41,956 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.86 years.
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
Recently Issued or Adopted Accounting Pronouncements

None.
3. Investments and Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	March 31, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,644	$6,283	$10,927
Total investments in available-for-sale securities	$4,644	$6,283	$10,927
________________________
(1) On February 28, 2014, we purchased shares in our publicly traded Japanese joint venture partner. Refer to Note 12 for further discussion of the separate joint business arrangement.
We did not have any outstanding available-for-sale securities for the year ended June 30, 2013.
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$10,927	$10,927	$—	$—
Interest rate swap contracts	124	—	124	—
Currency forward contracts	401	—	401	—
Total assets recorded at fair value	$11,452	$10,927	$525	$—

Liabilities
Interest rate swap contracts	$(189)	$—	$(189)	$—
Currency forward contracts	(3,056)	—	(3,056)	—
Total liabilities recorded at fair value	$(3,245)	$—	$(3,245)	$—

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$344	$—	$344	$—
Currency forward contracts	70	—	70	—
Total assets recorded at fair value	$414	$—	$414	$—

Liabilities
Interest rate swap contracts	$(70)	$—	$(70)	$—
Currency forward contracts	(203)	—	(203)	—
Total liabilities recorded at fair value	$(273)	$—	$(273)	$—
The fair value of our Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of our Level 2 financial assets and liabilities are obtained using quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices, e.g., interest rates and yield curves. During the three and nine months ended March 31, 2014 and March 31, 2013 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
As of March 31, 2014 and June 30, 2013, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2014 the carrying value of our debt was $201,953 and the fair value was $206,657. As of June 30, 2013, we performed an evaluation of the estimated fair value of our debt and determined that the fair value approximates the carrying value of the liability. Our debt is a variable rate debt instrument indexed to LIBOR that resets periodically. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended March 31, 2014, we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive income (loss) related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of March 31, 2014, we estimate that $539 will be reclassified from accumulated other comprehensive income (loss) to interest expense during the twelve months ending March 31, 2015. As of March 31, 2014, we had 8 outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying maturity dates from 2014 - 2017. As the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2014	$165,000
Contracts with a future start date (1)	65,000
Total	$230,000
_____________________
(1) These contracts will replace a portion of our current contracts when they expire.
Hedges of Currency Risk
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. During the nine months ended March 31, 2014, we had both currency forward contract activity for which we elected hedge accounting and activity for which we did not elect hedge accounting. In evaluating our currency hedging program and ability to achieve hedge accounting in light of certain changes in our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to not seek hedge accounting for our currency forward contracts outstanding as of March 31, 2014, but we may elect to apply hedge accounting in future scenarios. As a result, during the three and nine months ended March 31, 2014, we have experienced increased volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other income (expense), net. As of March 31, 2014, we have no outstanding currency forward contracts that qualify for hedge accounting and, as such, there are no current balances to be reclassified into earnings over the next twelve months.
    As of March 31, 2014, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Singapore Dollar, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index	Hedge Designation
$138,531	July 2013 through March 2014	Various through March 2015	157	Various	Non-designated

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2014 and June 30, 2013:

	March 31, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Line Item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet Line Item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$209	$(85)	$124	Other current liabilities/other liabilities	$(189)	$—	$(189)
Total derivatives designated as hedging instruments		$209	$(85)	$124		$(189)	$—	$(189)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$558	$(157)	$401	Other current liabilities	$(3,213)	$157	$(3,056)
Total derivatives not designated as hedging instruments		$558	$(157)	$401		$(3,213)	$157	$(3,056)

	June 30, 2013
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Line Item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet Line Item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$400	$(56)	$344	Other current liabilities/other liabilities	$(81)	$11	$(70)
Currency forward contracts	Other current assets	83	(13)	70	Other current liabilities	(208)	5	(203)
Total derivatives designated as hedging instruments		$483	$(69)	$414		$(289)	$16	$(273)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$—	$—	$—	Other current liabilities	$—	$—	$—
Total derivatives not designated as hedging instruments		$—	$—	$—		$—	$—	$—

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the three and nine months ended March 31, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Currency contracts that hedge revenue	$—	$1,058	$(107)	$407
Currency contracts that hedge cost of revenue	—	(137)	59	(55)
Currency contracts that hedge technology and development expense	—	(214)	70	(4)
Currency contracts that hedge general and administrative expense	—	(39)	12	(24)
Interest Rate Swaps	(132)	(90)	(456)	(367)
Total loss recognized in comprehensive income during the period	$(132)	$578	$(422)	$(43)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income Gain/(Loss)				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Currency contracts that hedge revenue	$—	$11	$(120)	$8	Revenue
Currency contracts that hedge cost of revenue	—	22	(112)	11	Cost of revenue
Currency contracts that hedge technology and development expense	—	(30)	122	(39)	Technology and development expense
Currency contracts that hedge general and administrative expense	—	(4)	11	(6)	General and administrative expense
Interest Rate Swaps	(78)	(48)	(232)	(129)	Interest expense
Total before income tax	(78)	(49)	(331)	(155)	Income (loss) before income taxes and loss in equity interests
Income tax benefit	16	10	47	10	Income tax provision
Total	$(62)	$(39)	$(284)	$(145)
The following table presents the mark-to-market and settlement effect of our derivative financial instruments for contracts that we did not designate as hedging instruments, as well as those which have been de-designated and no longer qualify as hedging instruments, recorded within the statement of operations:

Derivatives not classified as hedging instruments under ASC 815	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Currency forward contracts	$(1,086)	$(164)	$(7,526)	$(112)	Other income (expense), net

5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $13, for the nine months ended March 31, 2014:

	Gains (Losses) on Cash Flow Hedges	Gains (losses) on available for sale securities	Currency translation adjustments	Total
Balance as of June 30, 2013	$86	$—	$(11,642)	$(11,556)
Other comprehensive income (loss) before reclassifications	(422)	6,283	10,818	16,679
Amounts reclassified from accumulated other comprehensive income (loss) to net income	284	—	—	284
Net current period other comprehensive income (loss)	(138)	6,283	10,818	16,963
Balance as of March 31, 2014	$(52)	$6,283	$(824)	$5,407
6. Waltham and Lexington Lease Arrangements
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts operations to a yet to be constructed facility in Waltham, Massachusetts. The Waltham lease will commence upon completion of the building, scheduled for the first quarter of fiscal 2016, and will extend eleven years from the commencement date. The cash expected to be paid ratably over the initial eleven year term of the lease is approximately $119,600 starting in September 2015.
Concurrent with the Waltham negotiations, we amended our current Lexington lease, as both leases are held with the same landlord. The amendment to the Lexington lease contained a contingent feature to shorten the current term of the lease to coincide with the rent commencement date of the Waltham lease, and a second contingent feature to adjust the remaining annual rental amounts. Both of the arrangements were contingent upon the lessor obtaining certain building permits for the Waltham lease. If the lessor did not fulfill this obligation, we had the option to cancel the Waltham lease, without penalty, and return to the terms of our original Lexington lease. During the quarter ended March 31, 2014, the lessor obtained all of the requisite building permits for the Waltham building construction, thus resolving the contingent features.
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of March 31, 2014 we have recorded $8,397 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation. The asset is included as construction in progress in property, plant and equipment, net and the liability is included in other liabilities on our consolidated balance sheet. Once the construction is completed, we will evaluate the Waltham lease in order to determine whether or not the lease meets the criteria for "sale-leaseback" treatment.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcate our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. Although this is not currently a cash outlay for us, we recognized rent expense of $375 and $500 in our consolidated statement of operations for the land operating lease during the three months and nine months ended March 31, 2014.

7. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2013 and March 31, 2014 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2013	$95,790	$44,895	$208	$140,893
Effect of currency translation adjustments (1)	(1,087)	4,507	—	3,420
Balance as of March 31, 2014	$94,703	$49,402	$208	$144,313
_________________
(1) Relates to goodwill on non-U.S. Dollar functional currency legal entities.
Acquired Intangible Assets
Acquired intangible assets amortization expense was $2,228 and $6,885 for the three and nine months ended March 31, 2014, respectively, and $2,379 and $7,009 for the three and nine months ended March 31, 2013, respectively.
8. Accrued Expenses
Accrued expenses included the following:

	March 31, 2014	June 30, 2013
Compensation Costs (1)	$32,930	$43,879
Advertising costs	26,191	24,824
Income and indirect taxes	14,438	12,463
Professional costs (2)	5,268	2,470
Shipping costs	4,705	4,632
Purchases of property, plant and equipment	3,008	1,582
Other	13,610	13,488
Total accrued expenses	$100,150	$103,338
_____________________
(1) The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2013 annual incentive compensation plans in the three months ended September 30, 2013 offset by compensation costs accrued during fiscal 2014.
(2) The increase in professional costs is primarily related to investment banking, legal, financial, and other professional fees associated with our recently announced acquisitions that will close during the fourth quarter, as well as our joint venture in Japan.
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
As of March 31, 2014, we have a committed credit facility of $797,953 as follows:

•	Revolving loans of $640,000 with a maturity date of February 8, 2018;

•	Term loan of $157,953 amortizing over the loan period, with a final maturity date of February 8, 2018.
As of March 31, 2014 and June 30, 2013, our debt outstanding was $201,953 and $238,750, respectively.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.00% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. As of March 31, 2014, the weighted-average interest rate on outstanding borrowings was 2.03%, inclusive of interest rate swap activity. We must also pay a commitment fee on unused balances of 0.225% to 0.350% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of March 31, 2014.
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of certain fundamental organizational changes or intercompany activities, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2018. The credit agreement also contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 3.25 during the period from March 31, 2014 through December 31, 2014; and 3.0 after March 31, 2015; and

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.0.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in our credit agreement included as an exhibit to Form 8-K filed on February 13, 2013 and January 22, 2014.
Our agreement also contains customary representations, warranties and events of default. As of March 31, 2014, we were in compliance with all financial and other covenants under the credit agreement.
10. Income Taxes
Income tax expense was $999 and $7,819 for the three and nine months ended March 31, 2014, as compared to $2,264 and $10,587 for the same prior year periods. The decrease is primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013 and a lower annual effective tax rate relative to fiscal 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Additionally, income tax expense for the nine months ended March, 31 2013 was reduced by a one-time currency exchange related tax benefit of $1,918 recognized by one of our Canadian subsidiaries.
On an annual basis, our income tax expense for the majority of our subsidiaries is a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. As a result, our consolidated annual effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. For fiscal 2014, we are forecasting a lower consolidated annual effective tax rate as compared to 2013, primarily as a result of higher consolidated pre-tax earnings as compared to 2013 and changes to our geographic mix of earnings. Additionally, our fiscal 2014 consolidated annual effective tax rate will be further reduced by tax benefits recognized as a result of the changes to our corporate entity operating structure.
     As of March 31, 2014, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $6,099, including accrued interest of $250. There have been no significant changes to the net liability during the three months ended March 31, 2014. Of the total amount of unrecognized tax benefits, approximately, $2,955 will reduce the effective tax rate if recognized. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes.
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

One of our subsidiaries, Vistaprint Limited (domiciled in Bermuda), is currently under income tax audit by the IRS. In August 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax on effectively connected income associated with the IRS' assertion that Vistaprint Limited has a U.S. Trade or Business. In September 2012, we submitted to the IRS Examination team a written protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case be heard by the IRS Office of Appeals. Our hearing in IRS Office of Appeals is scheduled to commence in May 2014.
Vistaprint USA, Incorporated has received Notices of Assessment from the Massachusetts Department of Revenue ("DOR") related to the tax years 2006-2008. Additionally, we have received Notices of Intent to Assess for tax years 2010 and 2011. The Notices contain proposed adjustments to taxable income for these years. The issue in dispute is whether there was appropriate value received with respect to intangible property rights owned by Vistaprint USA, Incorporated and licensed to Vistaprint Limited. The case is currently under review by the DOR Office of Appeals. However, at this stage, we believe it is unlikely that a mutually agreeable resolution will be reached in the DOR Office of Appeals. As a result, we anticipate the DOR Office of Appeals will issue a Letter of Determination within the next few months upholding the DOR’s assessments. Upon receipt of the Letter of Determination, it is our intention to file a petition to have our case heard by the Massachusetts Appellate Tax Board.
    We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
11. Investment in Equity Interests
As of March 31, 2014, the carrying value of our investment in Namex Limited, which includes an indirect investment in a Chinese printing business, was $13,457 in our consolidated balance sheet. Our proportionate ownership share in Namex is 45% and for the three and nine months ended March 31, 2014, we recorded losses of $1,058 and $2,704, respectively, attributable to Namex in our consolidated statement of operations. We have determined that the level of equity investment at risk is not sufficient for the entity to finance its activities without additional financial support and, as a result, Namex represents a variable interest entity. However, through consideration of the most significant activities of the entity in conjunction with the collective shareholders' rights of Namex, we have concluded that we do not have the power to direct the activities that most significantly impact the entity's economic performance, and therefore we do not qualify as the primary beneficiary.
In April 2014, we decided to dispose of our investment in Namex, as recent discussions with management identified different visions in the execution of the long-term strategic direction of the business. We expect to sell all of our Namex shares to Namex's majority shareholder and recognize a loss of up to $14,000 in the fourth fiscal quarter as the carrying value of the investment exceeds the expected proceeds.
In addition to our equity investment, as of March 31, 2014 we have a contractual loan arrangement with the majority shareholder of Namex, resulting in a loan receivable of $512 that is due with 6.5% per annum interest on or before December 31, 2016, and we expect that the majority shareholder will repay this loan in full in our fourth fiscal quarter. In addition, we executed a convertible debt arrangement with Namex in January 2014, but there are no loans outstanding to Namex under this agreement. We expect to terminate this loan agreement without funding any loans thereunder during our fourth fiscal quarter.
12. Noncontrolling Interest
We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the three months ended March 31, 2014, we contributed $4,891 in cash and $1,100 in assets, and Plaza Create made an initial capital contribution of $4,818 in cash and assets valued at $955. The balance sheet and results of the joint business arrangement are included in our consolidated financial statements for the period ended March 31, 2014. Plaza Create’s share of the net loss of the operations is included in net loss attributable to noncontrolling interest in the consolidated statement of operation for the period ended March 31, 2014. The 49% noncontrolling equity interest in the business is presented separately as temporary equity in our consolidated balance sheet for the period ended March 31, 2014, due to certain default provisions contained in the agreement.

The following table presents the changes in our redeemable noncontrolling interest for the nine months ended March 31, 2014:

Noncontrolling Interest
Balance as of June 30, 2013	$—
Capital contribution from noncontrolling interest	5,773
Adjustment to noncontrolling interest	56
Net loss attributable to noncontrolling interest	(34)
Foreign currency translation	(54)
Balance as of March 31, 2014	$5,741
13. Segment Information

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
Consistent with our historical reporting,the cost of our North America and Europe legal, human resource, and facilities management functions are not allocated to the reporting segments and instead reported and disclosed under the caption "Corporate and global functions," which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer sales and design support. Effective March 1, 2014 we revised our Most of World ("MOW") internal reporting structure to align to this model and as such have recast our historical segment operating income to reflect those MOW specific costs as part of the Corporate and global function operating loss.
We do not allocate non-operating income to our segment results. There are no internal revenue transactions between our reporting segments and all intersegment transfers are recorded at cost for presentation to the CODM, for example, products manufactured by our Venlo, the Netherlands facility for the MOW segment; therefore, there is no intercompany profit or loss recognized on these transactions. At this time, we do not allocate support costs across operating segments or corporate and global functions, which may limit the comparability of income from operations by segment. Our balance sheet information is not presented to the CODM on an allocated basis and therefore we do not present asset information by segment.
Revenue by segment and geography is based on the country-specific website through which the customer’s order was transacted. The following tables set forth revenue and income from operations by operating segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue:
North America	$166,118	$163,029	$520,339	$474,778
Europe	104,177	108,255	359,912	357,307
Most of World	15,890	16,400	51,830	55,327
Total revenue	$286,185	$287,684	$932,081	$887,412

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income (loss) from operations:
North America	$48,749	$50,234	$170,018	$147,335
Europe	26,812	25,772	99,999	82,201
Most of World	(652)	(1,361)	(2,929)	(1,189)
Corporate and global functions	(69,670)	(64,912)	(200,918)	(185,339)
Total income from operations	$5,239	$9,733	$66,170	$43,008
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
United States	$155,056	$153,351	$485,765	$446,769
Non-United States (1)	131,129	134,333	446,316	440,643
Total revenue	$286,185	$287,684	$932,081	$887,412

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Physical printed products and other (2)	$266,447	$267,483	$871,218	$826,997
Digital products/services	19,738	20,201	60,863	60,415
Total revenue	$286,185	$287,684	$932,081	$887,412
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any individual country outside the United States was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	March 31, 2014	June 30, 2013
Long-lived assets (3):
Netherlands	$105,099	$99,521
Canada	99,262	90,807
Australia	35,566	36,774
United States	40,013	35,943
Switzerland	31,626	4,522
Jamaica	25,905	26,730
Bermuda	7,930	14,667
India	5,624	4,429
Other	6,996	4,884
Total	$358,021	$318,277
___________________
(3) Excludes goodwill of $144,313 and $140,893, intangible assets, net of $24,840 and $30,337, deferred tax assets of $5,335 and $581 and the investment in equity interests of $13,457 and $11,248 as of March 31, 2014 and June 30, 2013, respectively.

14. Commitments and Contingencies
Purchase Obligations
At March 31, 2014, we had unrecorded commitments under contract of $16,235, which were principally composed of inventory purchase commitments of approximately $6,365, production and computer equipment purchases of approximately $4,318, and other unrecorded purchase commitments of $5,552.
Other Obligations
We have an outstanding installment obligation of $17,355 related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2014.
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
15. Restructuring

In December 2013 we closed our Singapore location, which provided strategic and administrative support services as part of our Most of World Segment. The following table summarizes the total restructuring costs incurred during the three and nine months ended March 31, 2014. There were no such charges during the three and nine months ended March 31, 2013.

	Three months ended March 31,	Nine months ended March 31,
	2014	2014
Employee termination benefits	$—	$2,372
Facility termination costs (1)	128	742
Total restructuring expense	$128	$3,114
_____________________
(1) The nine months ended March 31, 2014 include $472 of accelerated depreciation related to property, plant and equipment.

The following table summarizes the restructuring activity for the period ended March 31, 2014:

	Employee Termination Benefits	Facility Termination Costs
Accrued restructuring balance as of June 30, 2013	$—	$—
Restructuring additions	2,372	269
Cash payments	(2,293)	(186)
Accrued restructuring balance as of March 31, 2014	$79	$83
During the three months ended March 31, 2014, we recognized restructuring expense of $114 in general and administrative expense, $11 in technology and development expense and $3 in marketing and selling expense. During the nine months ended March, 31 2014, we recognized restructuring expense of $2,777 in general and administrative, $268 in technology and development expense and $69 in marketing and selling expense. We do not expect to incur any additional costs related to this restructuring activity in future periods, however estimates may change which could result in additional expense.

16. Subsequent Events

Refer to Note 11 for subsequent event disclosure related to the disposal of our minority equity investment in Namex.

On April 1, 2014, we acquired 100% of the outstanding shares of People & Print Group B.V., a leading Dutch online printing company. At closing we paid €20,525 ($28,273 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and an additional €4,000, subject to warranties and claims made by the seller, is payable in Vistaprint shares in January 2016. In addition to the initial purchase consideration we have agreed to a sliding scale earn-out that is based on calendar year 2015 revenue and EBITDA targets. The earn-out amount is theoretically unlimited and could be significant in relation to the base purchase price. The estimated fair value of the earn-out payment will be included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes and will be recorded in the fourth quarter. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $950 and $1,218 during the three and nine months ended March 31, 2014, which have been recorded in general and administrative expenses.

On April 3, 2014, we acquired 97% of the outstanding shares of Pixartprinting S.p.A., a leading Italian online printing company. At closing we paid €127,850 ($175,896 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and we may pay up to an additional €10,000 ($13,758 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2014 based upon the acquired business achieving certain revenue and EBITDA targets for calendar year 2014. The estimated fair value of the earn-out payment will be included as a component of the purchase price based on an evaluation of the likelihood of achievement of the targets and weighted probability assumptions of these outcomes and will be recorded in the fourth quarter. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $2,463 and $2,545 during the three and nine months ended March 31, 2014, which have been recorded in general and administrative expenses.

Due to the recent closing of the transactions, we have not yet completed our initial accounting for the business combinations, and we are unable to provide additional disclosures.

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
Executive Overview
For the three months ended March 31, 2014, we reported revenue of $286.2 million, representing a decline in both reported and constant-currency revenue of 1% over the same period in the prior year. During the quarter we introduced a new pricing strategy in two of our top markets: the U.S. and Germany, negatively impacting our revenue growth in those regions. We expect our near-term revenue growth rates to improve as our customer base adapts to these changes; however, we expect our growth will continue to be lower than our historical levels. Diluted earnings per share (EPS) for the three months ended March 31, 2014 decreased to $0.04, as compared to $0.17 for the three months ended March 31, 2013. This decline was significantly impacted by transaction costs incurred of approximately $3.7 million, or $0.11 per diluted share, related to our recent acquisitions of Pixartprinting and People & Print Group, as well as our joint business arrangement with Plaza Create in Japan.
For the nine months ended March 31, 2014, we reported revenue of $932.1 million, representing 5% revenue growth in terms of both reported and constant-currency revenue over the same period in the prior year. EPS for the nine months ended March 31, 2014 increased to $1.24, as compared to $0.78 for the nine months ended March 31, 2013. This increase was driven primarily by growth in revenue and better leverage of our advertising and normal operating expense activities, offset by transaction costs incurred of approximately $5.0 million for our strategic investments. For the full year of fiscal 2014, we continue to expect to deliver increased net income margin as a percentage of revenue and EPS improvement relative to our fiscal 2013 performance, despite the expected fourth quarter impact of the loss on the sale of our Namex investment and the recognition of additional transaction costs. Our profitability improvement and lower revenue growth is partly the result of improvements we are making in our North America and European customer value proposition and marketing execution, as we realize the benefits of our recent investment strategy and operating expense efficiency. The changes create near-term revenue headwinds but we believe these are important to our overall strategy, as well as near and long-term profitability.
Our long-term goal is to be the leading online provider of micro business marketing solutions for businesses or organizations with fewer than 10 employees. Additionally, we plan to continue to focus on key market adjacencies where we believe we can drive long-term growth by employing our unique business model and customer value proposition. These adjacencies include digital marketing services, new geographic markets, personalized products for home and family usage and the locally focused customer segment.
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

•
Lifetime Value Based Marketing.  We have traditionally acquired customers by targeting micro businesses who are already shopping online through marketing channels such as search marketing, email marketing, and other online advertising. We believe a significant portion of micro businesses in our core markets do not currently use online providers of marketing services. By investing more deeply into existing marketing channels, as well as opening up new channels such as television broadcast, direct mail and social media, we believe we can drive continued new customer growth and reach offline audiences that are not currently looking to online partners for their marketing needs. Regionally, we have made the most progress executing this strategy in North America, where we have gained significant campaign and channel performance data that are helping us optimize advertising efficiencies. We recently executed a more transparent pricing strategy in select markets in North America and Europe, which has resulted in lower revenue growth during the quarter; however, we believe this will drive long-term customer satisfaction. Given our recent revenue performance in Europe, we have made more modest advertising investments in that region, as the current customer economics do not support these higher levels of investment. If we are successful in improving the European customer economics over time, we believe we could then benefit from enhanced advertising investments as we have done in North America.

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

•
Geographies outside North America and Europe.  For each of the three and nine months ended March 31, 2014, revenue generated outside of North America and Europe accounted for approximately 6% of our total revenue, respectively. We believe that we have significant opportunities to expand our revenue both in the countries we currently serve and in new markets. We intend to further extend our geographic reach by continuing to introduce localized websites in additional countries and languages, expanding our marketing efforts and customer service capabilities, and offering graphic design content, products, payment methodologies and languages specific to local markets. Developing a business in emerging markets is complex, and often requires local expertise and presence. To support our expansion into global emerging markets, during fiscal 2013 we launched our new website, customer service and manufacturing facility in India (after acquiring the assets and hiring the team of a local company). During the current quarter, we launched our joint venture in Japan with Plaza Create, a well known retailer in that country. We plan to continue to invest in these and potentially additional markets in the near term, as they could drive significant growth in the longer term, but expect that these investments will be dilutive to earnings for multiple years and will not become a material source of revenue for the foreseeable future.

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

•
Locally Focused Customer Segment. Through customer research, we have segmented our market opportunity into three major categories within the large market for marketing products and services used by small businesses with fewer than 10 employees. As described above, Vistaprint has historically gained the most traction in the part of the market with the highest number of small businesses but the lowest per-customer annual spend (“Price Primary” segment). Additionally, via the Vistaprint brand, we actively seek to penetrate the second customer segment of customers with more sophisticated marketing needs who choose their marketing providers not solely on price, but on a blend of value, product quality, customer service and overall experience (“Higher Expectations” segment). While we believe the Vistaprint brand can defend its share in the Price Primary segment and is extensible to Higher Expectations customers, we believe the right approach to the third segment of “Locally Focused” customers - those who choose to work with local graphic designers, agencies, resellers and print shops to meet their marketing needs - is through differentiated brands like Pixartprinting and People & Print Group. These brands specialize in serving graphically-enabled customers via an upload and print business model, offering a very wide and deep range of products and attributes that extend beyond Vistaprint’s current offerings in categories such as flyers and signage. Though this Locally Focused customer segment is largely composed of offline spend, online companies like Pixartprinting and People & Print Group have been successful penetrating this space in their respective geographic markets. We intend to invest in these companies as distinct brands from Vistaprint, much like we do with the Albumprinter brands today.
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.3%	34.5%	34.1%	34.0%
Technology and development expense	14.8%	14.9%	13.7%	13.6%
Marketing and selling expense	38.1%	38.2%	36.0%	38.8%
General and administrative expense	10.0%	9.0%	9.1%	8.8%
Income from operations	1.8%	3.4%	7.1%	4.8%
Other income (expense), net	—%	—%	(0.9)%	—%
Interest expense, net	(0.6)%	(0.4)%	(0.5)%	(0.4)%
Income before income taxes and loss in equity interests	1.2%	3.0%	5.7%	4.4%
Income tax provision	0.3%	0.8%	0.8%	1.2%
Loss in equity interests	0.4%	0.2%	0.3%	0.1%
Net income	0.5%	2.0%	4.6%	3.1%
Add: Net loss attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to Vistaprint N.V.	0.5%	2.0%	4.6%	3.1%

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Revenue	$286,185	$287,684	(1)%	$932,081	$887,412	5%
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

Revenue for the three months ended March 31, 2014 decreased by 1% to $286.2 million compared to the three months ended March 31, 2013 due to a decline in sales across our product and service offerings. During the third quarter, we rolled out significant pricing changes in two of our top markets: the U.S. and Germany. These changes are designed to help us improve customer lifetime value and loyalty over time, but created meaningful near-term revenue headwinds in North America and Europe this quarter. The North American business delivered constant-currency revenue growth of 3% from the prior comparable period. Our European business experienced a decline in constant-currency revenue of 7% during the quarter ended March 31, 2014, as compared to the prior comparative period. Additionally, we continue to expect our fiscal 2014 European revenue growth rate to remain below our historical trends as we reduce certain advertising expenditures with lower returns to make more focused investments in the region. Most of World constant-currency revenue grew by 10% from the prior comparative period.
Revenue for the nine months ended March 31, 2014 increased 5% to $932.1 million compared to the nine months ended March 31, 2013 due to increases in sales across our product and service offerings. The number of consolidated unique active customers declined slightly but was offset by a 7% increase in our average order value for the period, contributing positively to our 5% reported revenue growth. The North American business delivered a solid performance with 10% constant-currency revenue growth, leveraging successful programs to drive customer value that we started two years ago. During the nine months ended March 31, 2014, our European business experienced a 3% decline in constant-currency revenue as we continue to execute marketing improvement initiatives. Most of World constant-currency revenue grew 6% as compared to the prior period. We are implementing changes to our global customer value proposition that we believe will generate higher revenues in the long-term but that create pressure on growth in the near term.
We monitor unique active customers and average bookings per unique active customer on a trailing twelve-month, or TTM, basis. We have historically reported these metrics for our Vistaprint-branded business only; however, in fiscal 2014 we began including the Albumprinter and Webs activity since their respective acquisition dates. We have revised the March 31, 2013 information and presented it on a consolidated basis for comparative purposes. The following table summarizes our consolidated operational revenue metrics for the periods ended March 31, 2014 and 2013:

	TTM Ended March 31,
	2014	2013	% Increase/(Decrease)
Unique active customers	16.8 million	16.9 million	(1)%
New customers	9.8 million	10.5 million	(7)%
Retained customers	7.0 million	6.4 million	9%

Average bookings per unique active customer	$73	$68	7%
New customers	$53	$50	6%
Retained customers	$101	$96	5%

Total revenue by geographic segment for the three and nine months ended March 31, 2014 and 2013 is shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$166,118	$163,029	2%	1%	3%
Europe	104,177	108,255	(4)%	(3)%	(7)%
Most of World	15,890	16,400	(3)%	13%	10%
Total revenue	$286,185	$287,684	(1)%	—%	(1)%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)
North America	$520,339	$474,778	10%	—%	10%
Europe	359,912	357,307	1%	(4)%	(3)%
Most of World	51,830	55,327	(6)%	12%	6%
Total revenue	$932,081	$887,412	5%	—%	5%
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
The following table summarizes our comparative operating expenses for the period:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Cost of revenue	$100,903	$99,107	2%	$317,482	$301,284	5%
% of revenue	35.3%	34.5%		34.1%	34.0%
Technology and development expense	$42,434	$43,004	(1)%	$127,555	$120,706	6%
% of revenue	14.8%	14.9%		13.7%	13.6%
Marketing and selling expense	$109,118	$109,966	(1)%	$335,679	$344,327	(3)%
% of revenue	38.1%	38.2%		36.0%	38.8%
General and administrative expense	$28,491	$25,874	10%	$85,195	$78,087	9%
% of revenue	10.0%	9.0%		9.1%	8.8%
Cost of revenue

Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue improved during the current three and nine month periods due to favorable pricing and manufacturing process efficiencies.
The increase in cost of revenue of $1.8 million for the three months ended March 31, 2014, as compared to the prior period was primarily due to an increase in fixed costs. Overhead and other related expenses increased $3.5 million as compared to the prior comparative period as we incurred additional fixed costs to support our manufacturing operations. These increases were partially offset by improved material costing of $1.3 million and shipping efficiencies of $0.4 million.
The increase in cost of revenue of $16.2 million for the nine months ended March 31, 2014, as compared to the prior period, was primarily due to an increase in volumes produced. We incurred incremental shipping and temporary labor related costs of $2.8 million and $3.1 million, respectively. The prior year period included a benefit from a non-cash gain related to a free piece of equipment of $1.4 million in our European operations that did not occur in fiscal 2014 and therefore contributed to the $3.1 million increase in overhead and other related expenses during the nine months ended March 31, 2014.
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
The decline in our technology and development expense of $0.6 million for the three months ended March 31, 2014, as compared to the prior comparative period was primarily due to a decrease in share-based compensation expense of $1.3 million, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Additionally, other technology and development expenses decreased by $0.3 million. These cost declines were partially offset by an increase in payroll and facility-related expenses of $1.0 million, as we increased headcount in our technology development and information technology support organizations to 814 employees at March 31, 2014, compared to 765 employees at March 31, 2013.
The increase in our technology and development expense of $6.8 million for the nine months ended March 31, 2014 was due to increased payroll and facility-related costs of $7.7 million, inclusive of restructuring-related expenses of $0.3 million. Additionally, other technology and development expenses increased $1.1 million as compared to the prior comparative periods primarily due to increased recruitment, hosting services and other costs related to continued investment in our infrastructure. These expense increases were partially offset during the nine months ended March 31, 2014 by a decline in share-based compensation expense of $0.9 million and higher capitalization of software costs of $1.1 million due to an increase in current costs that qualify for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The decrease in our marketing and selling expenses of $0.8 million and $8.6 million for the three and nine months ended March 31, 2014, respectively, as compared to the prior comparative periods was primarily due to decreased advertising costs of $3.2 million and $17.5 million, respectively, as we executed more strategically focused marketing spend in the given periods, particularly in Europe. Additionally, share-based compensation expense decreased during the three and nine months ended March 31, 2014 by $0.7 million and $0.6 million, respectively, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested at

December 31, 2013. This reduction in spend was partially offset by increased payroll and facility-related costs of $1.3 million and $6.1 million, respectively, as we continued to expand our marketing organization and our customer service, sales and design support centers. At March 31, 2014, we employed 1,975 employees in these organizations, compared to 1,675 employees at March 31, 2013. In addition, during the three and nine months ended March 31, 2014 other marketing and selling expenses increased by $1.8 million and $3.4 million, respectively, due to increased outside service costs, payment processing fees, and other marketing costs.
General and administrative expense
General and administrative expense consists primarily of general corporate costs, including third-party professional fees, insurance, and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
The increase in our general and administrative expenses of $2.6 million for the three months ended March 31, 2014, as compared to the same prior year period, was primarily due to an increase of $3.7 million in professional fees for costs incurred related to our recent acquisitions and Japanese joint venture. These increases were partially offset by a net decrease of $1.1 million primarily related to reduced payroll, share-based compensation and recruiting costs. At March 31, 2014, we employed 398 employees in these organizations compared to 391 employees at March 31, 2013.
The growth in our general and administrative expenses of $7.1 million for the nine months ended March 31, 2014, as compared to the prior comparative period was primarily due to restructuring expenses of $2.8 million for the closure of our Singapore office in our Most of World operations and increased professional fees of $5.5 million incurred primarily for certain strategic initiatives during the nine months ended March 31, 2014. These amounts were offset by a decrease in share-based compensation of $1.2 million as compared to the prior fiscal 2013 period.
Other income (expense), net
Other income (expense), net consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments. We incurred $0.1 million and $8.2 million of other expense for the three and nine months ended March 31, 2014, respectively, as compared to $0.3 million of income and $0.6 million of expense, for the prior year periods. The increased expense is primarily due to the net loss of $1.0 million and $7.5 million, respectively, for the three and nine months ended March 31, 2014 recognized on our currency forward contracts for which we did not seek hedge accounting and that did not occur in fiscal 2013. The loss during the three and nine months ended March 31, 2014 was partially offset by a net gain of $0.9 million and $0.7 million, respectively, related to foreign exchange rate fluctuations on our operating accounts. In evaluating our currency hedging program and ability to achieve hedge accounting in light of certain changes in our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute currency forward contracts that do not qualify for hedge accounting. As a result, during the three and nine months ended March 31, 2014, we have experienced increased volatility within other expense, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
In addition, changes in our corporate entity operating structure, effective on October 1, 2013 impacted our intercompany transactional and financing activities and have resulted in increased unrealized currency exchange rate losses of $1.9 million and $5.2 million for the three and nine months ended March 31, 2014, respectively, partially offset by realized currency gains of $1.0 million and $2.3 million for the same periods. We may experience increased volatility in exchange rate gains and losses in future periods as a result of these changes.
Interest expense, net
Interest expense, net, which consists primarily of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs was $1.7 million and $4.9 million for the three and nine months ended March 31, 2014, respectively. The increase in interest expense, net as compared to the prior year periods is principally the result of increased borrowings under our credit facility.

Income tax provision

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income tax provision	$999	$2,264	$7,819	$10,587
Effective tax rate	29.4%	26.0%	14.7%	27.3%
Income tax expense was $1.0 million and $7.8 million for the three and nine months ended March 31, 2014, respectively, as compared to $2.3 million and $10.6 million, respectively, for the same prior year periods. The decrease is primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013 and a lower annual effective tax rate relative to fiscal 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Additionally, income tax expense for the nine months ended March 31, 2013 was reduced by a one-time currency exchange related tax benefit of $1.9 million recognized by one of our Canadian subsidiaries.
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
Loss in Equity Interest
Our share of the loss from our investment in Namex for the three and nine months ended March 31, 2014 was $1.1 million and $2.7 million, respectively, and $0.6 million and $1.0 million, respectively, for the comparative prior periods. In April 2014, we decided to dispose of our investment in Namex, as recent discussions with management identified different visions in the execution of the long-term strategic direction of the business. We expect to sell all of our Namex shares to Namex's majority shareholder and recognize a loss of up to $14.0 million in the fourth fiscal quarter as the carrying value of the investment exceeds the expected proceeds.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

In thousands	Nine Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$98,046	$103,318
Net cash used in investing activities	(71,026)	(84,069)
Net cash used in financing activities	(31,988)	(30,536)
At March 31, 2014, we had $46.5 million of cash and cash equivalents and $202.0 million of outstanding debt. Cash and cash equivalents decreased $3.5 million during the nine months ended March 31, 2014. The cash flows during the nine months ended March 31, 2014 related primarily to the following items:

Cash inflows:

•	Net income of $42.7 million;

•
Positive adjustments to accrual based net income for non-cash items of $61.8 million primarily related to depreciation and amortization of $49.3 million and share-based compensation costs of $21.9 million; and

•	Proceeds from borrowing of long-term debt of $109.0 million.
Cash outflows:

•
Capital expenditures of $54.0 million of which $29.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, $7.5 million were related to the construction of facilities, and $17.5 million were related to purchases of other assets, including information technology infrastructure and office equipment;

•	Repayments of long-term debt and debt issuance costs of $147.2 million;

•	Internal costs for software and website development that we have capitalized of $7.3 million;

•	Increased equity investment in Namex Limited of $5.0 million; and

•	Investment in available-for-sale securities of $4.6 million.
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2014, we financed our operations and strategic investments in capital expenditures through internally generated cash flows from operations and our debt financing. We currently plan to invest approximately $70 million to $80 million in total capital expenditures in fiscal 2014. Due to our recent investments, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including investments in joint ventures and other strategic initiatives, capital expenditure requirements and any share purchase activity, for the foreseeable future.
At March 31, 2014, approximately $45.0 million of our cash and cash equivalents was held by our subsidiaries; and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $126.6 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that may result in material cash outflows.
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
In the next twelve months we will continue to use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, support our long-term growth through strategic investments, or purchase our ordinary shares. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2014, the amount available for borrowing under our credit facility was as follows, not including the subsequent amendment to our credit agreement described above:

In thousands	March 31, 2014
Maximum aggregate available borrowing amounts	$797,953
Outstanding borrowings of credit facility	201,953
Remaining amount	596,000
Limitations to borrowing due to debt covenants and other obligations (1)	(294,620)
Amount available for borrowing as of March 31, 2014 (2)	$301,380
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

Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to the following:
(1) The credit agreement contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 3.25 during the period from March 31, 2014 through December 31, 2014; and (iii) 3.0 after March 31, 2015; and

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
At March 31, 2014, we were in compliance with all financial and other covenants under the credit agreement in effect at that time.
Contractual Obligations
Contractual obligations at March 31, 2014 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$154,569	$12,904	$27,661	$26,784	$87,220
Purchase commitments	16,235	16,235	—	—	—
Debt	221,899	22,216	51,821	147,862	—
Other	17,355	3,222	6,559	6,724	850
Total (1)	$410,058	$54,577	$86,041	$181,370	$88,070
___________________
(1) We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.1 million as of March 31, 2014 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future rental payments required under our leases are an aggregate of approximately $154.6 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amounts of $1.4 million and $0.4 million, respectively. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts operations to a new facility in Waltham, Massachusetts, that is expected to commence in the second half of calendar 2015. The table above includes the lease payments associated with our current lease through June 2015, with the Waltham facility payments beginning in September 2015 through the initial eleven-year term of the lease.
Purchase Obligations. At March 31, 2014, we had unrecorded commitments under contract of $16.2 million, which were principally composed of inventory purchase commitments of approximately $6.4 million, production and computer equipment purchases of approximately $4.3 million, and other unrecorded purchase commitments of approximately $5.5 million.
Debt. The term loan outstanding under our credit facility has repayments due on various dates through February 8, 2018, with the revolving loans due on February 8, 2018. Interest payable included in this table is based on the interest rate as of March 31, 2014 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Other Obligations. Included above is an installment obligation of $17.4 million related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2014.
Recently Issued or Adopted Accounting Pronouncements
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and long-term debt. As of March 31, 2014, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of March 31, 2014, we have $202.0 million of total U.S. dollar denominated variable rate debt and a $17.4 million variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of March 31, 2014, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $0.5 million over the next 12 months.
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

We use currency forward contracts to protect or mitigate our forecasted U.S. dollar-equivalent cash flows from adverse changes in currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We have executed currency forward contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other expense, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other expense, net, whereas the offsetting gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

•
Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the consolidated statements of operations. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $5.8 million and $2.8 million on our income before taxes for the three months ended March 31, 2014 and 2013, respectively. Changes in our corporate entity operating structure, effective on October 1, 2013, resulted in changes in our intercompany transactional and financing activities that may cause increased volatility in exchange rate gains and losses in future periods. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the objectives of our long-term investment and financial strategy, our financial projections relating to the growth and development of our business may turn out to be incorrect, and our investments in our business may fail to positively impact our results and growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

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

The online market for micro business marketing products and services is less developed than the online market for other business and home and family products, and our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

•	concerns about buying graphic design services and marketing products without face-to-face interaction with sales personnel;

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	limited access to the Internet; and

•	the inconvenience associated with returning or exchanging purchased items.

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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, financial objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate include among others:

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

•
investments in our business to generate or support revenues and operations in future periods, such as incurring marketing, engineering, or consulting expenses in a current period for revenue growth or support in future periods;

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

We base our operating expense budgets in part on expected revenue trends. Some of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to adjust spending quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Based on the above factors, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely decline.
Our global operations and expansion place a significant strain on our management, employees, facilities and other resources and subject us to additional risks.

Our operations and businesses are growing rapidly. We currently operate production facilities or offices in 15 countries and have approximately 30 localized websites to serve various geographic markets. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners in some regions, such as Japan and China;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery, that may be common in some countries;

•	difficulty expatriating our earnings from some countries;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

A component of our strategy is to selectively pursue acquisitions of businesses, technologies, or services and invest in businesses and joint ventures. The time and expense associated with finding suitable businesses, technologies, or services to acquire or invest in can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake.

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
Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our revenue and earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.
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

We have not identified alternatives to all of our facilities, systems, supply chains, production operations, and infrastructure to serve us in the event of an interruption, and if we were to find alternatives, they may not be able to meet our requirements on commercially acceptable terms or at all. In addition, because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control.

Any interruptions in our systems or operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brand, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.

We face intense competition, and we expect our competition to continue to increase.

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. The increased use of the Internet for commerce and other technological advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently, and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and results of operations. Current and potential competitors include:

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
Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, more focus on a given subset of our business, or significantly greater financial, marketing, and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions.
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

Demand for our products and services is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. For example, recent changes to our pricing have adversely affected our revenue growth in some regions. Many factors can significantly impact our pricing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. We offer some free or discounted products and services as a means of attracting customers and encouraging repeat purchases, but these free offers and discounts reduce our profit margins and may not result in repeat business to increase our revenues. If we fail to meet our customers' price expectations, our business and results of operations will suffer.

Failure to protect our networks and the confidential information of our customers, employees, and business partners against security breaches could damage our reputation and brands and substantially harm our business and results of operations.

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

At times we offer free products and services as an inducement for customers to try our products and services. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, from time to time we face claims, complaints, and inquiries from our customers, competitors, governmental regulators, standards bodies, and others that our free offers are misleading or do not comply with applicable legislation or regulation. If we are compelled or determine to curtail or eliminate our use of free offers as the result of any such actions, our business prospects and results of operations could be materially harmed.

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

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Any claims, litigation, or recalls relating to product liability could be costly to us and damage our brands and reputation.

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
We did not purchase any shares during the three months ended March 31, 2014, and 6,152,275 shares remain available for purchase under this program, subject to certain limitations imposed by our credit agreement.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 30, 2014                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1
Sale and Purchase Agreement dated April 1, 2014 among Vistaprint N.V., Vistaprint Italy S.r.l., Alcedo SGR S.p.A (on behalf of the close-ended investment fund “Alcedo III”), Cap2 S.r.l., and Alessandro Tenderini is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 4, 2014

2.2
Put and Call Option Agreement dated April 3, 2014 among Vistaprint N.V., Vistaprint Italy S.r.l., Cap2 S.r.l., and Matteo Rigamonti is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 4, 2014

2.3
Put and Call Option Agreement dated April 3, 2014 among Vistaprint N.V., Vistaprint Italy S.r.l., and Alessandro Tenderini is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 4, 2014

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