Form 10-K
period 2014-06-30
VISTAPRINT N.V.
filed 2014-08-15
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.79 billion on December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.
As of August 8, 2014, there were 32,367,372 of Vistaprint N.V. ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2014. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

VISTAPRINT N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2014

PART I
Item 1. Business
Overview
We are a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of individually small, customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market via various brands that deliver marketing products and services to the small business, and home and family markets. These brands include Vistaprint, our leading global brand for micro business marketing products and services, as well as several brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for personal use.
Through innovative technology, we offer our customers a broad selection of customized products and services, low pricing and personalized customer service. While we offer a broad selection of designs and formats, we seek to reduce manufacturing complexity and costs by using limited characteristics that can be reconfigured and combined. This reduces our costs versus comparable customized products produced using traditional methods. This approach has allowed us to successfully penetrate the large, fragmented and geographically dispersed micro business and home and family markets. As we penetrate deeper into other markets, we expect to increase the number of product characteristics that can be reconfigured and combined.
We have standardized, automated and integrated the design and production process, from design conceptualization to product shipment and service delivery. On the Vistaprint websites, customers typically use our proprietary online design software to easily create and order full-color, personalized, professional-looking physical and digital marketing products and services, without any prior design training or experience. Customers have access to extensive graphic designs, design templates, photographs and illustrations as well as logo design services and content suggestions. We are also able to automatically match and adapt graphic content from one product format to another, which allows us to generate and display additional products and services as part of the ordering process. For photo products used by home and family customers, our Albumprinter subsidiary also provides self-service design software for page creation and layout functions. In contrast, through our People & Print Group and Pixartprinting websites, we focus on the upload of production-ready graphic files that were created in desktop publishing files.
Our proprietary Internet-based order processing systems receive and store tens of thousands of individual orders on a daily basis and, using complex algorithms, organize these orders for efficient production and delivery to our customers. Through our production technologies and highly automated manufacturing facilities, we are able to significantly reduce the costs and inefficiencies associated with traditional production and can provide customized finished products in as little as 24 hours from design to delivery. During the fiscal year ended June 30, 2014, excluding our People & Print Group and Pixartprinting acquisitions, our customers placed approximately 30.5 million orders.
Market and Industry Background
The Marketplace for Micro Business Marketing Products and Services
The primary market for our Vistaprint brand is the micro business market, generally businesses or organizations with fewer than 10 employees and usually 2 or fewer. We believe that there are approximately 60 million businesses with fewer than 10 employees in the United States, Canada, and the European Union and that these micro businesses undergo frequent changes with many forming and dissolving each year, creating a large market for business identity products and services in addition to marketing products and services. We also believe that, in response to the growth of the Internet and the emergence of digital production technologies, many micro businesses are shifting from traditional suppliers of customized marketing products and media toward online alternatives.
In the past, a business seeking customized marketing products and services could either hire a designer to develop and coordinate the production of marketing materials or produce printed materials themselves using desktop software and an inkjet or laser printer. These choices historically prohibited a majority of small businesses from presenting a professional image through marketing material as the former is seen by many as too expensive or time consuming and the latter too amateurish for business purposes. A graphic designer can produce a professionally coordinated portfolio of marketing products and services, but this is a significantly more costly and time-consuming alternative, whereas a traditional self-service model typically produces less sophisticated and lower quality output. We believe that neither alternative satisfies the needs of most micro businesses, which typically lack the resources or skills to generate satisfactory results using either approach. As a result, we believe the micro business market has been underserved historically.
Through customer research, we have analyzed the market opportunity related to micro businesses with fewer than 10 employees into three conceptual market segments:

•
Price Primary Market Segment: This part of the market has the largest number of small businesses but the lowest per-customer annual spend. These businesses choose a customized product primarily based on the price of the product offered, and are often incentivized to purchase through a promotional discounted direct marketing approach and cross-selling of products. Vistaprint has historically gained the most traction in this segment, and we believe our biggest competition in this space is either non-consumption or printing from a desktop or photocopier. It remains an important part of our business as we are able to aggregate millions of orders from customers in this segment, enabling scale advantages in our business.

•
Higher Expectations Market Segment: This part of the market is made up of fewer small businesses than the Price Primary segment, but with higher per-customer annual spend. We believe the segment is highly fragmented in terms of suppliers and several times the total revenue opportunity of the Price Primary market segment, as these customers typically purchase a broader spectrum of marketing and promotional products from multiple vendors. These customers have more sophisticated marketing needs and choose their marketing providers not solely on price, but on a blend of value, supplier reputation, product quality and selection, customer service and overall experience. We believe this segment represents the most significant growth opportunity for our Vistaprint brand over the long term.

•
Locally Focused Market Segment: We believe the third market segment is the largest and most fragmented among the micro businesses. The customers in this segment often choose to work with local graphic designers, agencies, resellers and local, offline print shops to meet their marketing needs as their primary purchase consideration is personal service. Many of these graphic designers and resellers, or the customers themselves, have a level of graphic design sophistication that enables these customers to create and manipulate images in professional publishing and design programs, rather than rely on design templates. They also typically require a broader selection of specifications. Our Vistaprint brand serves very few of these customers in comparison with the Price Primary and Higher Expectations market segments. However, we are now serving this segment through brands that are managed by our Pixartprinting and People & Print Group subsidiaries.

Online commerce provides significant advantages and opportunities to micro business customers seeking customized marketing products and services at affordable prices. These customers do not typically need the large quantities that are traditionally required to achieve low per-unit pricing and do not maintain dedicated procurement departments to negotiate pricing effectively. We believe that the highly fragmented, geographically dispersed nature of the micro business market is ideally suited for Internet-based procurement, as the Internet provides a standardized interface through web browsers, availability to interact and transact seven days a week, 24 hours per day, the ability to offer a wide selection of products and services, and the opportunity to efficiently aggregate individual orders into larger and more efficient production units.
In addition to physical marketing materials and promotional items, micro businesses are also increasingly seeking to establish an online marketing presence, via websites, email marketing, and social media. While adoption of digital marketing approaches has been slower among micro businesses than in large companies, it is a growing component of marketing spend for micro businesses. We believe that a coordinated portfolio of marketing products and services, including digital marketing services, can help micro businesses appear more competent and professional, which can enhance their marketing efforts, customer relationships and prospects for success.
The Marketplace for Customized Products and Services for the Home and Family
While the market focus of our Vistaprint brand is primarily on micro business marketing products and services, many of our product formats are also purchased by consumers seeking customized announcements, greeting cards, calendars, stationery, apparel, personalized gifts, photo books and related photo products. In the past, many such products were supplied by an industry comprising print manufacturing wholesalers and local retailers, such as stationery stores. Compared with today’s Internet-based alternatives, traditional offerings were relatively limited, prices were significantly higher, and delivery often required long lead times. Graphic designs were limited and it was rarely possible to incorporate full color photography into the design. We serve the home and family market through the Vistaprint brand, as well as through our Albumprinter business unit, which in turn operates through the Albelli, Bonusprint, Allfoto, Onskefoto, and FotoKnudsen brands.
Customer Value, Design and Purchase Experience
As of June 30, 2014, we had over 30 localized websites serving countries in North America, Europe and Asia Pacific. We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of products, price points and customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis.
Low Prices and Small Quantities
We believe a key reason that our customers try our various brands and stay with us is our ability to sell custom designed and manufactured products and services in low quantities (including as low as a single unit). At the same time, our high-volume, highly automated production facilities produce these low quantity orders at low cost, allowing us to invest in the significant marketing expense required to attract large numbers of customers, yet still sell at low prices. Our manufacturing and supply chain facilities operate in a controlled environment as our quality assurance systems are designed to ensure that we consistently deliver quality products on time through a variety of principles of world-class manufacturing, such as Lean and Kaizen™.
Broad Range of Products and Services
Customers visiting our websites can select the type of product they wish to design from our broad range of available products and services for the business and home and family markets, including:

Paper based		Non-paper based		Digital and Marketing Services
•	brochures	•	banners	•	blogs
•	business cards	•	bottle openers	•	custom Facebook pages
•	data sheets	•	calculators	•	design tools and content
•	desk and wall calendars	•	car door magnets	•	email marketing services
•	envelopes	•	decals	•	logos
•	flyers	•	drink koozies	•	mailing services
•	folded business cards	•	embroidered apparel	•	online CRM tools
•	folded cards	•	flags	•	online search profiles
•	holiday cards	•	hats	•	personalized email domains
•	invitations and announcements	•	iPhone cases	•	search engine optimization
•	letterheads	•	key chains	•	website design and hosting
•	labels	•	lawn signs
•	note cards and note pads	•	letter openers
•	packaging	•	luggage tags
•	personalized notebooks	•	magnetic clips
•	personalized stickers	•	mouse pads
•	photo books	•	mugs
•	postcards	•	posters
•	presentation folders	•	printed and engraved pens
•	return address labels	•	refrigerator magnets
•	standard and oversized postcards	•	rubber stamps
•	sticky notes	•	rulers
		•	signs
		•	stress cubes
		•	t-shirts
		•	tape measures
		•	tote bags
		•	USB flash drives

Designing Online
When a product type has been selected by a customer visiting the Vistaprint brand website, the customer can initiate the design process by using our predefined industry styles and theme categories or by uploading the customer's own design. When the customer chooses a particular template for personalization, our user-friendly, browser-based application enables the customer to quickly and easily perform a wide range of design and editing functions on the selected design. In many cases, once customers choose a pre-designed template or upload their own content for a product, they can instantly see what their design looks like on a wide array of other products and related services.
Customer Support Experience
Customers who need help with their design or ordering process are able to reach our customer service agents via phone, email, and chat. Our agents are located in eight customer service facilities around the world, servicing customers in multiple languages. The agent support is augmented by a robust set of online tools and self-help options.
Our Competitive Advantage
We have invested significantly in three core areas to seek to build a strong advantage versus traditional competitors:

•	Proprietary technology

•	Mass customization

•	Direct marketing expertise
Our Competitive Advantage: Proprietary Technology
We rely on our advanced proprietary technology to market to, attract and retain our customers, enable customers to create graphic designs and place orders on our websites, and aggregate and produce multiple orders from all over the world. This technology includes:
Design and Document Creation Technologies
Our design creation technologies, primarily deployed through our Vistaprint-branded websites, enable customers, by themselves or together with the assistance of our design support staff, to design and create high quality marketing materials from their homes or offices.

•
Our document model architecture and technology employs Internet-compatible data structures to define, process and store product designs as a set of separately searchable, combinable and modifiable component elements and allows us to generate customized initial and later matching product design options automatically in real time. This browser-based software provides immediate client-side editing capabilities plus extensive system scalability. A wide variety of layouts, color schemes and fonts are provided and an extensive selection of high quality photographs and illustrations are currently available for use by customers in product design. Customers can also upload their own images and logos for incorporation into their product designs.

•
Our dynamic image preview technology allows customers to see their designs in on-screen simulations of real-world settings in real time in order to gain an appreciation for what the finished product will look like. The above image shows such a dynamically generated business card that, although it has not yet been produced, appears as if it is part of a photograph or video in which it is being held by a human hand.

•
Our auto-matching design software algorithmically generates customized product designs in real time based on key-word searches, enabling professional-looking graphic layouts to be easily and quickly created by customers without the need for graphic arts training.

 Pre-Press and Print Production Technologies
Across our multiple brands, our pre-production and production technologies efficiently process and aggregate customer orders, prepare orders for high-quality production and manage production, addressing and shipment of these orders. These technologies allow us to efficiently store, process and aggregate tens of thousands of Internet orders every day. Automated workflows help lower production cost but still ensure on-time delivery to our customers.
Cross-selling and Content Management Technologies
On our Vistaprint branded websites, we combine the above-discussed proprietary document creation technologies with proprietary cross-selling technologies to automatically generate and display additional products incorporating the customer’s initial design, facilitating the cross-sale of related products and services. In addition, through a global content management system, we ensure that changes and updates to our site experience are reflected across our network of localized Vistaprint websites in multiple languages and currencies. Our Vistaprint software automatically generates and displays one or more additional customized product designs based upon a customer’s existing design.

Technology Development
We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. We have designed our website technologies and infrastructure to scale to accommodate future geographic expansion and growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness. In addition, our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. We have an engineering and research and development center in Winterthur, Switzerland that is constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering disciplines such as automation, manufacturing, facilities and new product design, materials science, process control and color control. We have software engineering teams located in multiple sites including Massachusetts and Maryland in the United States, the Netherlands, Switzerland and Italy. Our technology and development expenses were approximately $176 million (14% of total revenues), $165 million (14% of total revenues) and $129 million (13% of total revenues) in the years ended June 30, 2014, 2013, and 2012, respectively.
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, and trademarks and contractual restrictions, such as confidentiality agreements and proprietary rights agreements. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to, and distribution of, our proprietary information.
We currently hold 210 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and April 2032. We hold trademark registrations for the Vistaprint trademark in 38 jurisdictions, including registrations in our major markets in North America, Europe, and Asia Pacific. We also hold trademarks for other brands through which we do business in jurisdictions worldwide.
Our Competitive Advantage: Mass Customization
We define "mass customization" as producing, with the reliability, quality and affordability of mass production, small individual orders where each and every one embodies the personal relevance inherent to customized physical products.
Our high-volume, standardized, scalable mass customization processes are driven by sophisticated proprietary software. Our technologies are designed to readily scale as the number of orders received per day increases. In particular, the more individual jobs we receive in a time period, the more efficiently aggregations, or gangs, of similar jobs can be assembled and moved to the printing system, thereby maximizing the efficient use of the production capacity and increasing overall system throughput. We believe that our strategy of seeking to automate and systematize our service and production systems enables us to reach and serve small-scale customers more effectively than our competitors.
With the improvements we have made in automating the design and production process and with the global scale of our production facilities, located in Canada, the Netherlands, Australia, Italy, and India, we can produce and ship an order the same day we receive it, which results in minimal inventory levels and reduced working capital requirements. In most of our manufacturing facilities, technology facilitates the production of complementary customized products in a highly synchronized manner, allowing us to produce and deliver multi-part orders quickly and efficiently.
As orders are received, we automatically route production jobs to the type and location of the production system that is most appropriate and cost efficient for the type of product ordered. Our proprietary software and sophisticated automation solutions combined with software from our suppliers allow us to integrate and automate the manufacturing process from pre-production through fulfillment. Requiring as little as 13 seconds of pre-press, printing, cutting and boxing labor for a typical order of 250 business cards, versus an hour or more for traditional printers, our manufacturing processes enable us to print high quality customized orders using a fraction of the labor of typical traditional printers. Our quality assurance systems are designed to ensure that we consistently deliver quality products on time through a variety of principles of world-class manufacturing, such as Lean and Kaizen™.
Supply Chain Management

We are focused on achieving the lowest total cost in our strategic sourcing efforts by concentrating on quality, logistics, technology and cost. Our efforts include the procurement of high quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure. We believe investing in a strategic supply chain management capability that is tightly integrated with our other manufacturing teams helps us benefit from our large scale and improve efficiency and reduce costs.
Our Competitive Advantage: Direct Marketing Expertise
We have developed expertise in direct marketing to target new customers across various channels and to drive more traffic to our websites, as well as to retain existing customers. Our marketing employees execute focused marketing strategies to each region but leverage our global organization in terms of expertise, knowledge sharing, and marketing best practices.
To acquire new customers, we employ sophisticated direct marketing approaches leveraging digital media and technologies as well as traditional media such as press releases, direct mail, broadcast, trade shows and trade magazines, offline advertising, and word of mouth by our customers. We have developed tools and techniques for measuring the efficiency of each marketing partner and product or service placement. In addition, our testing engines allow us to run product, service, merchandising or site experience tests on our websites, reducing the time to take an idea from concept to full deployment and allowing us to quickly identify and roll out the most promising and profitable ideas and promotions to maximize our long-term customer value proposition.
Competition
The markets for micro, small and medium business customized marketing products and services, and home and family customized products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We compete on the basis of breadth and depth of product offerings; price; convenience; quality; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer high-quality design, production and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	traditional offline printers and graphic design providers;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, local search directories and other providers.
As we expand our geographic reach, product and service portfolio and customer base, our competition increases. Our geographic expansion creates competition with competitors with a multi-national presence as well as experienced local vendors. Product offerings such as signage, websites, email marketing, apparel, promotional products and photo products have resulted in new competition as a result of us entering those markets. We encounter competition from large retailers offering a wide breadth of products and highly focused companies concentrated on a subset of our customers or product offerings. Given the state of maturity of the online mass customization market, we believe our biggest competition is still offline providers.
Business Segment and Geographic Information
As of June 30, 2014, our reportable operating segments consisted of North America, Europe and Most of World. For more segment and geographic information about our revenues, operating income and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 17 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this section apply to all of our operating segments.
Seasonality
Our business is highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts. Revenue during the second fiscal quarter represented 30%, 30%, and 29% of annual revenue in the years ended June 30, 2014, 2013, and 2012, respectively, and operating income during the second fiscal quarter represented 61%, 72%, and 59% of annual operating income in the years ended June 30, 2014, 2013, and 2012, respectively.

Government Regulation
We are currently subject to the regulations that are applicable to businesses generally and to online commerce specifically. The adoption or modification of laws or regulations relating to the Internet, consumer protection, or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.
Employees
As of June 30, 2014, we had approximately 5,000 full-time and approximately 200 temporary employees worldwide. None of our employees are represented by a labor union, but our employees in the Netherlands are represented by a works council. We are required to provide certain employees in the Netherlands with compensation and benefits equal to or greater than those provided in a collective bargaining agreement covering employees in the Dutch printing trade. Additionally, compensation and benefits for employees in our Barcelona office are equal to or greater than those of the Catalonian collective bargaining agreement for office businesses. We have not experienced any work stoppages and believe that relations with our employees are favorable.
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

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future in ways that may be beyond our control. Our actual results may differ materially from our projections due to various factors, including the factors listed immediately above and in the risk factor below entitled "Our quarterly financial results will often fluctuate," which is also applicable to longer term results.
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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, financial objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate include among others:

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues and/or costs;

•	hedge activity that does not qualify for, or for which we do not elect, hedge accounting;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•
investments in our business to generate or support revenues and operations in future periods, such as incurring marketing, engineering, or consulting expenses in a current period for revenue growth or support in future periods;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

Some of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to adjust operating expenses quickly enough to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Based on the above factors, among others, we believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely decline.

Our global operations and expansion place a significant strain on our management, employees, facilities and other resources and subject us to additional risks.

We currently operate production facilities or offices in 17 countries and have many localized websites across our fourteen customer-facing brands to serve various geographic markets. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

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

•
In some cases, our acquisitions and investments are dilutive for a period of time, leading to reduced earnings. For example, the Albumprinter and Webs acquisitions have resulted in additional intangible asset amortization and share-based compensation expense.

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

•
Acquisitions and investments can result in large write-offs including impairments of goodwill and intangible assets if financial goals are not achieved, assumptions of contingent or unanticipated liabilities, or increased tax costs.

We often pay a portion of the purchase price for our acquisitions in the form of an earn-out. For example, in addition to the initial purchase consideration we paid for People & Print Group, we agreed to a sliding scale earn-out that is based on People & Print Group's revenue and EBITDA targets for calendar year 2015. We accrue liabilities for estimated future contingent earn-out payments based on an evaluation of the likelihood of achievement of the contractual conditions underlying the earn-out and weighted probability assumptions of the required outcomes.
As a component of the purchase price of People & Print Group, we included an estimated acquisition date fair value and recorded a liability of $9.8 million (€7.2 million) for the earn-out payment as of June 30, 2014. The earn-out amount is theoretically unlimited and could be significant in relation to the base purchase price.
In addition to our contingent earn-out liability relating to People & Print Group, we had contingent earn-out liability related to the Pixartprinting acquisition of $6.3 million (€4.6million) as of June 30, 2014. The earn-out amount is limited to a maximum payment of $13.2 million (€9.6 million).
If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn-outs, we will need to pay and record additional amounts to reflect the increased purchase price. Such additional amounts could be significant and adversely impact our liquidity, financial condition and results of operations.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our business is highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. Revenue during the second fiscal quarter represented 30%, 30%, and 29% of annual revenue in the years ended June 30, 2014, 2013, and 2012, respectively, and operating income during the second fiscal quarter represented 61%, 72%, and 59% of annual operating income in the years ended June 30, 2014, 2013, and 2012, respectively. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter, we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

A significant portion of our revenues and expenses are transacted in currencies other than the U.S. dollar, our reporting currency. We therefore have currency exchange risk, despite our efforts to mitigate such risk through our currency hedging program.

We are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar. For example, when currency exchange movements are unfavorable to our business, the U.S. dollar equivalent values of our revenue and operating results and net assets recorded in other currencies is diminished, particularly in certain currencies where we have disproportionate revenues or expenses. While we engage in hedging activities to try to partially mitigate the impact of currency exchange rate fluctuations, our results of operations and financial condition may differ materially from expectations as a result of such fluctuations. As we expand our operations throughout the world, our exposure to additional currencies and exchange rate fluctuations is increasing. Additionally, our income tax rate may be impacted by fluctuations in currency exchange rates in jurisdictions where our tax returns are prepared in a currency other than the functional currency.

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

Our production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

•	fire, flood, earthquake, hurricane, or other natural disaster or extreme weather;

•	labor strike, work stoppage, or other issue with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	attacks on our external websites or internal network by hackers or other malicious parties;

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail;

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand; and

•	human error, including poor managerial judgment or oversight.

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

Any interruptions to our systems or operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brand, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.

We face intense competition, and we expect our competition to continue to increase.

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. The increased use of the Internet for commerce and other technological advances have allowed traditional providers of these products and services to improve the quality of their offerings, produce and deliver those products and services more efficiently, and reach a broader purchasing public. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional offline printers and graphic design providers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, local search directories and other providers.

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

Demand for our products and services, in particular in the Price Primary Market Segment where we generate most of our business, is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. For example, recent changes to our pricing and marketing strategies have adversely affected our revenue growth in some regions. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. We offer some free or discounted products and services as a means of attracting customers and encouraging repeat purchases, but these free offers and discounts reduce our profit margins and may not result in repeat business to increase our revenues. As we continue our strategy of reducing the frequency of free and deep discount promotions as a customer acquisition and retention tool, we have seen resulting declines in both the number of new customers that purchase from us and short-term repeat orders, despite a consistent trend of higher average order value. There can be no assurance that this trend can be reversed or that the higher average order value that we recently experienced will continue. If we fail to meet our customers' price expectations, our business and results of operations will suffer.

Failure to protect our networks and the confidential information of our customers, employees, and business partners against security breaches could damage our reputation and brands and substantially harm our business and results of operations.

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise or breach of our network or the technology that we use to protect our network, our employee personal data, and our customer transaction data, including credit and debit card information, could damage our reputation and brand; expose us to losses, litigation, and possible liability; result in a failure to comply with legal and industry privacy regulations and standards; lead to the misappropriation of our and our customers' proprietary information; or cause interruptions in our operations. In addition, some of our partners also collect information from transactions with our customers, and we may be liable or our reputation may be harmed if our partners fail to protect our customers' information or use it in a manner that is inconsistent with legal and industry privacy regulations or our practices.

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

Further, we have contractual relationships with partners that market our products and services on our behalf, and some of our marketing partners engage third-party email marketers with which we do not have any contractual or other relationship. Although we believe we comply with all applicable laws relating to email solicitations and our contracts with our partners require that they do the same, we do not always have control over the third-party email marketers that our partners engage. If such a third party were to send emails marketing our products and services in violation of applicable anti-spam or other laws, then our reputation could be harmed and we could potentially be liable for their actions.

We are subject to safety, health, and environmental laws and regulations, which could result in liabilities, cost increases or restrictions on our operations.

We are subject to a variety of safety, health and environmental (“SHE”) laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing SHE requirements, or new, more stringent SHE requirements applicable to us are imposed, we may be subject to monetary fines, civil or criminal sanctions, third-party claims or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

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

Our credit facility contains financial and operating restrictions and covenants that may limit our ability to take certain actions and our access to additional credit and could negatively impact our liquidity.

Our credit facility imposes limitations on our ability to, among other things:

•	incur additional indebtedness and liens outside of the credit facility;

•	make certain investments, payments, or changes in our corporate structure; and

•	make capital expenditures or purchase our ordinary shares in excess of certain limits.

In addition, we are required to meet certain financial and other covenants that are customary for this type of credit facility, and our inability to comply with these covenants could result in a default under the credit facility, which could cause us to be unable to borrow under the credit facility and may result in the acceleration of the maturity of our outstanding indebtedness under the facility. If we were unable to borrow further under the facility, we may not be able to make investments in our business to support our strategy. If the maturities were accelerated, we may not have sufficient funds available for repayment, and we could end up in bankruptcy proceedings or other similar processes or may have to refinance at unfavorable terms. In addition, our shareholders would be detrimentally impacted as shareholder value could decrease to a point of limited return. Each scenario would result in significant negative implications to our business, liquidity, and results of operations.

The United States government may further increase border controls and impose duties or restrictions on cross-border commerce that may substantially harm our business by impeding our shipments into the United States from our Canadian manufacturing facility.

For the fiscal years ended June 30, 2014 and June 30, 2013 we derived 51% and 52% of our revenue, respectively, from sales to customers in the United States. We produce substantially all physical products for our United States customers at our facility in Ontario, Canada, and the United States imposes restrictions on shipping goods into the United States from Canada, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. We have from time to time experienced delays in shipping our manufactured products into the United States as a result of these restrictions.

In the future, the United States could impose further border controls, tariffs and restrictions, interpret or apply regulations in a manner unfavorable to the importation of products from outside the United States, or take other actions that have the effect of restricting the flow of goods from Canada and other countries into the United States, up to and including shutting down the United States-Canada border for an extended period of time. If we experience greater difficulty or delays shipping products into the United States or are foreclosed from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.
If we are unable to protect our intellectual property rights, our reputation and brands could be damaged, and others may be able to use our technology, which could substantially harm our business and results of operations.

We rely on a combination of patents, trademarks, trade secrets and copyrights and contractual restrictions to protect our intellectual property, but these protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to copy or use technology or information that we consider proprietary. There can be no guarantee that any of our pending patent applications or continuation patent applications will be granted, and from time to time we face infringement, invalidity, intellectual property ownership, or similar claims brought by third parties with respect to our patents. In addition, despite our trademark registrations throughout the world, our competitors or other entities may adopt names, marks, or domain names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Enforcing our intellectual property rights can be extremely costly, and a failure to protect or enforce these rights could damage our reputation and brands and substantially harm our business and results of operations.

Intellectual property disputes and litigation are costly and could cause us to lose our exclusive rights, subject us to liability, or require us to stop some of our business activities.

From time to time, we receive claims from third parties that we infringe their intellectual property rights, that we are required to enter into patent licenses covering aspects of the technology we use in our business, or that we improperly obtained or used their confidential or proprietary information. Any litigation, settlement, license, or other proceeding relating to intellectual property rights, even if we settle it or it is resolved in our favor, could be costly, divert our management's efforts from managing and growing our business, and create uncertainties that may make it more difficult to run our operations. If any parties successfully claim that we infringe their intellectual property rights, we might be forced to pay significant damages and attorney's fees, and we could be restricted from using certain technologies important to the operation of our business.

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

Because of our focus on automation and high volumes, the vast majority of our sales do not involve any human-based review of content. Although our websites' terms of use specifically require customers to make representations about the legality and ownership of the content they upload for production, there is a risk that a customer may supply an image or other content for an order we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we were to become legally obligated to perform manual screening of customer orders, our costs would increase significantly, and we could be required to pay substantial penalties or monetary damages for any failure in our screening process.

We are subject to customer payment-related risks.

We accept payments for our products and services on our websites by a variety of methods, including credit or debit card, PayPal, check, wire transfer or other methods. In some geographic regions, we rely on one or two third party companies to provide payment processing services. If any of the payment processing or other companies with which we have contractual arrangements became unwilling or unable to provide these services to us or they or we are unable to comply with our contractual requirements under such arrangements, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves. Any of these scenarios could be disruptive to our business as they could be costly and time consuming and may unfavorably impact our customers.

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

Our inability to acquire or maintain domain names in each country or region where we currently or intend to do business could negatively impact our brands and our ability to sell our products and services in that country or region.

From time to time we have difficulty obtaining a domain name using Vistaprint or our other trademarks in a particular country or region, and we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to use a domain name in a particular country, then we could be forced to purchase the domain name from an entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; we may incur significant additional expenses to develop a new brand to market our products within that country; or we may elect not to sell products in that country.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits, and the tax authorities in these countries could claim that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 14 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Report.

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

In addition, an independent foundation, Stichting Continuïteit Vistaprint, or the Foundation, exists to safeguard the interests of Vistaprint N.V. and its stakeholders, which include but are not limited to our shareholders, and to assist in maintaining Vistaprint's continuity and independence. To this end, we have granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding, which is designed to provide a protective measure against unsolicited take-over bids for Vistaprint and other hostile threats. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one half.

We have limited flexibility with respect to certain aspects of capital management and certain corporate transactions.

Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. In November 2011, our shareholders granted our supervisory board and management board the authority to issue ordinary shares as the boards determine appropriate, without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders' preemptive rights. However, this authorization expires in November 2016. Although we plan to seek re-approval from our shareholders from time to time in the future, we may not succeed in obtaining future re-approvals. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends, authorization to purchase outstanding shares, and corporate acquisitions of a certain size. Situations may arise where the flexibility to issue shares, pay dividends, purchase shares, acquire other companies, or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

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

We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside of the United States. In addition, some of our officers and management board members reside outside of the United States. In most cases, a final judgment for the payment of money rendered by a U.S. federal or state court would not be directly enforceable in the Netherlands. Although there is a process under Dutch law for petitioning a Dutch court to enforce a judgment rendered in the United States, there can be no assurance that a Dutch court would impose civil liability on us or our management team in any lawsuit predicated solely upon U.S. securities or other laws. In addition, because most of our assets are located outside of the United States, it could be difficult for investors to place a lien on our assets in connection with a claim of liability under U.S. laws. As a result, it may be difficult for investors to enforce U.S. court judgments or rights predicated upon U.S. laws against us or our management team outside of the United States.

We may not be able to make distributions or purchase shares without subjecting our shareholders to Dutch withholding tax.

A Dutch withholding tax may be levied on dividends and similar distributions made by Vistaprint N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have purchased our shares and may seek to purchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a purchase of shares should not result in any Dutch withholding tax if we hold the purchased shares in treasury for the purpose of issuing shares pursuant to employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a purchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital per share for Dutch tax purposes and the redemption price per share. Our recognized paid in capital per share for Dutch tax purposes is €28.99 per share translated as of the date of our reincorporation to the Netherlands on August 28, 2009.

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

We believe that we were not a PFIC for the tax year ended June 30, 2014 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

If a United States shareholder acquires 10% or more of our ordinary shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, each U.S. person who owns (or is deemed to own) at least 10% of the voting power of a non-U.S. corporation, “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation”, or “CFC,” for an uninterrupted period of 30 days or more during a taxable year, then a 10% U.S. shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year, must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income”, even if the "subpart F income" is not distributed. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our "subpart F income", even if the subpart F income is not distributed by us. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC for our current tax year or any subsequent tax year.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own real property associated with three manufacturing facilities we have constructed for the production of our products, as well as one of our customer support centers. Our 582,000 square foot facility located near Windsor, Ontario, Canada primarily services our North American market, our 362,000 square foot facility located in Venlo, the Netherlands primarily services our European market, and our 124,000 square foot facility located in Deer Park, Australia primarily services our Asia-Pacific markets. We own a 92,000 square foot building in Montego Bay, Jamaica that is used as a customer service, sales and design support center. Our web servers are located in a data center space at a LinkBermuda (formerly known as Cable and Wireless) co-location and hosting facility in Devonshire, Bermuda.

We currently lease a 202,000 square foot facility in Lexington, Massachusetts, which contains technology development, marketing and administrative employees and is included in the North America business segment below. In July 2013, we executed an eleven-year lease to move our Lexington operations to a new 302,000 square foot facility in Waltham, Massachusetts, commencing in the second half of calendar year 2015. As of June 30, 2014, a summary of our currently occupied leased spaces is as follows:

Business Segment	Square Feet	Type	Lease Expirations
North America	217,095	Technology development, marketing, customer service and administrative	February 2016 - April 2017
Europe	446,476	Technology development, marketing, customer service, manufacturing and administrative	June 2015 - June 2024
Most of World	140,778	Marketing, customer service, manufacturing and administrative	October 2014 - April 2024
Other (1)	77,720	Corporate strategy, technology development and prototyping laboratory	January 2018 - June 2023
___________________
(1) Includes locations that are exclusively corporate or global functions.
We believe that the total space available to us in the facilities we own or lease, and space that is obtainable by us on commercially reasonable terms, will meet our needs for the foreseeable future.

Item 3. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
The ordinary shares of Vistaprint N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “VPRT.” As of July 31, 2014, there were approximately 11 holders of record of our ordinary shares, although there is a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2013:
First Quarter	$42.59	$30.58
Second Quarter	$36.43	$28.61
Third Quarter	$40.18	$32.69
Fourth Quarter	$49.37	$36.75

Fiscal 2014:
First Quarter	$56.78	$48.37
Second Quarter	$57.66	$51.92
Third Quarter	$55.20	$46.95
Fourth Quarter	$53.42	$38.58
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, purchase our ordinary shares, or pay down our debt. Under Dutch law, we may only pay dividends out of profits shown in our adopted annual accounts prepared in accordance with Dutch generally accepted accounting principles. We will only be able to declare and pay dividends to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association.
Issuer Purchases of Equity Securities
The following table outlines the purchases of our ordinary shares during the three months ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
April 1, 2014 through April 30, 2014	—	$—	—	6,152,275
May 1, 2014 through May 31, 2014	1,044,136	40.24	1,044,136	5,532,126
June 1, 2014 through June 30, 2014	—	—	—	5,532,126
Total	1,044,136	$40.24	1,044,136	5,532,126

(1)
On May 5, 2014, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisory Board authorized the repurchase of up to 6,500,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase authorization expires on May 7, 2015, and we may suspend or discontinue the repurchase program at any time. Our Supervisory Board approved this new repurchase program pursuant to the authorization we received from our shareholders in November 2013, and this new program replaces the previous repurchase program approved by our Supervisory Board, which expired on May 8, 2014. Of the 1,044,136 shares purchased during the three months ended June 30, 2014, 76,262 shares were purchased as part of the previous Supervisory Board-approved program prior to its expiration on May 8, 2014.

(2) Average price paid per share includes commissions paid in connection with our publicly announced share purchase program.

Performance Graph
The following graph compares the cumulative total return to shareholders of Vistaprint N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2009 and its relative performance is tracked through June 30, 2014.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Vistaprint N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2009	2010	2011	2012	2013	2014
Vistaprint N.V.	$100.00	$111.35	$112.19	$75.73	$115.76	$94.87
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
RDG Internet Composite	100.00	118.47	173.30	183.91	237.07	327.61
The share price performance included in this graph is not necessarily indicative of future share price performance.

Item 6. Selected Financial Data
The following financial data should be read in conjunction with our consolidated financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30,
	2014 (a)(b)(c)	2013 (b)(c)	2012 (c)	2011	2010
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$1,270,236	$1,167,478	$1,020,269	$817,009	$670,035
Net income attributable to Vistaprint N.V.	43,696	29,435	43,994	82,109	67,741
Net income per share attributable to Vistaprint N.V.:
Basic	$1.33	$0.89	$1.16	$1.89	$1.56
Diluted	$1.28	$0.85	$1.13	$1.83	$1.49
Shares used in computing net income per share attributable to Vistaprint N.V.:
Basic	32,873,234	33,209,172	37,813,504	43,431,326	43,365,872
Diluted	34,239,909	34,472,004	38,953,179	44,951,199	45,336,561

	Year Ended June 30,
	2014 (a)(b)(c)	2013 (b)(c)	2012 (c)	2011	2010
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$148,580	$140,012	$140,641	$162,633	$153,701
Purchases of property, plant and equipment	(72,122)	(78,999)	(46,420)	(37,405)	(101,326)
Purchases of ordinary shares	(42,016)	(64,351)	(309,701)	(56,935)	—
Business acquisitions, net of cash acquired	(216,384)	—	(180,675)	—	(6,496)
Net proceeds (payments) of debt	207,946	8,051	227,181	(5,222)	(13,848)

	As of June 30,
	2014 (a)(b)(c)	2013 (b)(c)	2012 (c)	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (d)	$76,365	$50,065	$62,203	$237,081	$172,331
Working capital (d)	(83,560)	(54,795)	(26,381)	178,485	111,369
Total assets	988,985	601,567	592,429	555,900	477,889
Total long-term debt, excluding current portion	410,484	230,000	229,000	—	—
Total shareholders’ equity	232,457	189,561	189,287	450,093	376,114
___________________
(a) Includes the impact of the acquisitions of People & Print Group B.V. on April 1, 2014 and Pixartprinting S.p.A. on April 3, 2014, as well as our investment in a joint business arrangement with Plaza Create Co. Ltd. in February 2014. See Notes 8 and 16 in our accompanying financial statements in this Report for a discussion of these transactions.
(b) Includes the impact of our July 10, 2012 equity investment in Namex Limited ("Namex"). During the fourth quarter of fiscal 2014 we disposed of this investment and recognized a loss on the sale of $12.7 million. See Note 15 in our accompanying financial statements in this Report for a discussion of this investment.
(c) Includes the impact of the acquisitions of Albumprinter Holding B.V. on October 31, 2011 and Webs, Inc. on December 28, 2011. See Note 8 in our accompanying financial statements in this Report for a discussion of these acquisitions.
(d) We define working capital as current assets less current liabilities. Our working capital profile has evolved since fiscal 2011 as we have made long-term investments that seek to drive shareholder value through acquisitions, ordinary share purchases, and other strategic initiatives. We have financed these investments through a mix of cash on hand, cash flows generated from operations and external debt financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to and those discussed in the section of this Report titled “Risk Factors”.
Executive Overview
Through the use of our propriety software and principles of world-class manufacturing, we produce large volumes of individually small, customized orders for a broad spectrum of print, signage, apparel and similar products. We market to customers under the Vistaprint brand, as well as several brands through our Albumprinter, Webs, People & Print Group and Pixartprinting businesses. These brands serve the needs of various market segments including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for personal use.
For the fiscal year ended June 30, 2014, we reported revenue of $1,270.2 million representing 9% reported revenue growth over the prior year and 8% growth in constant-currency terms. During the fourth quarter of fiscal 2014 we acquired People & Print Group and Pixartprinting, two companies that help us reach differentiated customers through distinct brands, and that we believe will give us access to a broader product offering over time. Excluding these acquisitions, our reported revenue growth was 5% and our constant-currency revenue growth was 4% compared to the fiscal year ended June 30, 2013.
We believe our current revenue growth rate remains below our historical levels because we are in the midst of a major transformation of our customer value proposition in our largest business, the Vistaprint brand. This multi-year transformation began in 2011 and is intended to improve customer loyalty and long-term returns through improvements to pricing consistency and transparency, site experience, customer communications, product selection, product quality, merchandising, marketing messaging and customer service. Some of these efforts in 2014 created near-term revenue headwinds as we have moved toward industry-standard marketing and merchandising approaches, reduced our use of free and deep discount promotions as tools for customer acquisition and retention, and reduced our advertising spend as a percentage of revenue and in absolute dollars. In addition, we have driven consistent pricing and discount levels across our advertising channels in three of our largest revenue-generating markets, compared to our prior practice of offering different pricing and discount levels by channel, which had the effect of changing the return profile of certain advertising channels. The combination of these initiatives impacted new and repeat order volumes during the year, although they also contributed to an increase in our average order value. We remain confident that these efforts will drive long-term value, as evidenced by increases in our customer Net Promoter Score™1 around the world, and improvements in gross profit per customer and repeat order rates in the test market in which we made similar changes over two years ago.
Diluted earnings per share for the year ended June 30, 2014 increased 51% to $1.28 as compared to the prior year. This increase was driven by efforts to improve the per customer economics in our Vistaprint brand, resulting in advertising leverage, as well as continued efforts to drive efficiency and effectiveness in manufacturing and administrative areas of our business. These areas of leverage were partially offset by investments in product quality and selection and software development. We have been successful in improving profitability and expanding our margins despite the $12.7 million loss on the sale of our investment in Namex and its related companies and approximately $5.9 million in transaction costs relating to our portfolio of investments during fiscal 2014. We believe our investments over the past three years, as well as our recently acquired businesses, will collectively enable us to scale and strengthen our competitive position and enhance long-term shareholder value.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To apply these principles, we must make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the

1 - Net Promoter Score is based on a direct question: How likely is it that you would recommend Vistaprint to a friend or colleague? The scoring for this answer is based on a 0 to 10 scale.

accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable at the time under the circumstances, and we evaluate these estimates and judgments on an ongoing basis. We refer to accounting estimates and judgments of this type as critical accounting policies and estimates, which we discuss further below. This section should be read in conjunction with Note 2, "Summary of Significant Accounting Policies," of our audited consolidated financial statements included elsewhere in this Report.
Revenue Recognition. We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, and order referral fees. We recognize revenue arising from sales of products and services, net of discounts and applicable indirect taxes, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the net sales price is fixed or determinable and collection is reasonably assured. For arrangements with multiple deliverables, we allocate revenue to each deliverable based on the relative selling price for each deliverable. We determine the relative selling price using a hierarchy of (1) company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. Shipping, handling and processing charges billed to customers are included in revenue at the time of shipment or rendering of service. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered. For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. The revenue for a significant portion of our unredeemed vouchers remains deferred as of June 30, 2014, as we establish sufficient historical redemption information with our customer base.
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
Advertising Expense. We rely heavily on our advertising and marketing efforts in order to promote our products and services to generate revenue growth. Advertising costs, including production related items, are expensed when the costs are incurred. At each balance sheet date, we make estimates of advertising spend that has not yet been invoiced. The accuracy of those estimates depends on sufficient data from our global marketing partners and generally involves a high volume of transactions. We perform extensive analysis on our historical estimates relative to actual performance; however, based on the volume and significance of our marketing spend in any period, these estimates require judgment to recognize the appropriate expense during the period. As of June 30, 2014, we had $19.3 million recorded as an accrued liability for advertising costs.
Share-Based Compensation. We measure share-based compensation costs at fair value, including estimated forfeitures, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We use the Black-Scholes option pricing model to measure the fair value of most of our share options and use a lattice model to measure the fair value of share options with a market condition, as well as the subsidiary share option liability award granted in conjunction with the Pixartprinting acquisition. The Black-Scholes model requires significant estimates related to the award’s expected life and future share price volatility of the underlying equity security. The lattice model considers market condition attributes in its valuation assessment where relevant and simulates various sources of uncertainty in order to determine an average value based on the range of resultant outcomes. The lattice model requires estimation of inputs such as future share price volatility, future operating performance, and a forfeiture rate assessment. The fair value of restricted share units and restricted share awards is determined based on the number of shares granted and the quoted price of our ordinary shares on the date of the grant. In determining the amount of expense to be recorded, we also estimate forfeiture rates for all awards based on historical experience to reflect the probability that employees will complete the required service period. Employee retention patterns could vary in the future and result in a change to our estimated forfeiture rate which would directly impact share-based compensation expense. As a measure of sensitivity, a 100 basis point change in our forfeiture rate estimate would have resulted in an immaterial impact on our consolidated statement of operations for all periods.
For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable, we recognize compensation cost on a graded-vesting basis over the awards' expected vesting periods. Management continually monitors the probability of vesting that is impacted by the achievement of certain business targets and milestones. Independent factors such as market acceptance, technological feasibility or economic market volatility could impact the achievement of such awards and contribute to variability in management's estimate and the recognition of the underlying share-based compensation expense. As the recognition of the compensation expense is reliant upon management's estimate of the likelihood of achievement of the award, if the probability increases during any given period, the compensation cost associated with that award would be accelerated in order to match the estimated outcome. These changes in estimate could result in expense volatility.
Income Taxes. As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense, including assessing the risks associated with tax positions, together with assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. Our estimates can vary due to the profitability mix of jurisdictions, foreign exchange movements, changes in tax law, regulations or accounting principles, as well as certain discrete items. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.
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
Software and Website Development Costs. We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of our websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which we revised in fiscal 2013 from two years to three years. This change in estimated useful life increased our pre-tax income for fiscal year ended June 30, 2013 by approximately $2.7 million when compared to the historical estimated useful life. Our judgment is required in determining whether a project provides new or additional functionality, the point at which various projects enter the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs, and determining the estimated useful lives over which the costs are amortized. Historically we have not had any significant impairments of our capitalized software and website development costs.
Business Combinations. We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, estimated customer renewal rates, projected operating costs and discount rates. We estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in our valuations for the acquisition of People & Print Group and Pixartprinting during fiscal 2014 may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations.

Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Costs related to the acquisition of a business are expensed as incurred.
Goodwill, Indefinite-Lived Intangible Assets, and Other Definite Lived Long-Lived Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For our annual impairment test as of January 1, 2014, we considered the timing of the most recent fair value assessment (January 1, 2013), the operating results of the reporting units as compared to the cash flow forecast used in the fiscal 2013 quantitative analysis, an assessment of our overall market capitalization as compared to our consolidated net assets, and the consideration of market or economic events that could be indicative of impairment. Our qualitative assessment for fiscal 2014 determined that there was no indication that the carrying value of any of our reporting units exceeded its fair value. In addition, there have been no indications of impairment that would require an updated analysis as of June 30, 2014. In addition to the specific factors mentioned above, we assess the following individual factors on an ongoing basis such as:

•	A significant adverse change in legal factors or the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel; and

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.
If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology. The discounted cash flows are based on our strategic plans and best estimates of revenue growth and operating profit by each reporting unit. Our annual analysis requires significant judgment, including the identification and aggregation of reporting units, discount rate and perpetual growth rate assumptions, and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections.
    We are required to re-evaluate the estimated useful lives on an ongoing basis and evaluate the recoverability of definite lived long-lived assets, which include, among other items, customer relationships, developed technology, property, and equipment, when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change.
Recently Issued or Adopted Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements."

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2014	2013	2012
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	35.5%	34.3%	34.8%
Technology and development expense	13.9%	14.1%	12.7%
Marketing and selling expense	34.6%	38.2%	36.8%
General and administrative expense	9.2%	9.4%	10.3%
Income from operations	6.8%	4.0%	5.4%
Other income (expense), net	(1.7)%	—%	0.2%
Interest income (expense), net	(0.6)%	(0.5)%	(0.1)%
Income before income taxes and loss in equity interests	4.5%	3.5%	5.5%
Income tax provision	0.8%	0.8%	1.2%
Loss in equity interests	0.2%	0.2%	—%
Net income	3.4%	2.5%	4.3%
Add: Net loss attributable to noncontrolling interests	—%	—%	—%
Net income attributable to Vistaprint N.V.	3.4%	2.5%	4.3%

In thousands

	Year Ended June 30,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue	$1,270,236	$1,167,478	$1,020,269	9%	14%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
We seek to increase our revenue by increasing the number of customers who purchase from us (“unique active customers”), as well as the amount our customers spend on our offerings (“average bookings per unique active customer”). We use the combination of unique active customers and average bookings per unique active customer to describe our revenue performance as this approach is aligned with the way we manage our business and our efforts to increase our revenue. Although these metrics currently exclude our People & Print Group and Pixartprinting acquisitions, we continue to believe that metrics relating to our unique active customers and average bookings per unique active customer offer shareholders a useful means of assessing our execution against our strategy. Because changes in one of these metrics may be offset by changes in the other metric, no single factor is determinative of our revenue and profitability trends, and we assess them together to understand their overall impact on revenue and profitability. A number of factors influence our ability to drive increases in these metrics:

•
Unique active customers.  The consolidated unique active customer count is the number of individual customers who purchased from us in a given period, with no regard to the frequency of purchase. For example, if a single customer makes two distinct purchases within a twelve-month period or is a distinct customer purchasing from Vistaprint and Albumprinter, that customer is tallied only once in the unique active customer count. We determine the uniqueness of a customer by looking at certain customer data, specifically a customer's unique email address. Unique active customers are driven by both the number of new customers we acquire, as well as our ability to retain customers after their first purchase. During our early growth phase, we focused more resources on the acquisition of new customers through the value of our offering and our broad-based marketing efforts targeted at the mass market for micro business customers. As we have grown larger, our acquisition focus has been supplemented with expanded retention efforts, such as email offers, customer service, and expanding our product offering. Our unique active customer count has grown significantly over the years, and we expect it will continue to grow as we see additional opportunity to drive both new customer acquisitions as well as increased retention rates. A retained customer is any unique customer in a specific period who has also purchased in any prior period.

•
Average bookings per unique active customer.  Average bookings per unique active customer are total bookings, which represents the value of total customer orders received on our websites, for a given period of time divided by the total number of unique active customers, regardless of brand, who purchased during that same period of time. We seek to increase average bookings per unique active customer as a means of increasing revenue. Average bookings per unique active customer are influenced by the frequency that a customer purchases from us, the number of products and feature upgrades a customer purchases in a given period, as well as the mix of tenured customers versus new customers within the unique active customer count, as tenured customers tend to purchase more than new customers. Average bookings per unique active customer have grown over a multi-year period, though they do sometimes fluctuate from one quarter to the next depending upon the type of products we promote during a period and promotional discounts we offer. For example, among other things, seasonal product offerings, such as holiday cards, can cause changes in bookings per customer in our second fiscal quarter ended December 31.

Revenue for the fiscal year ended June 30, 2014 increased 9% to $1,270.2 million compared to the fiscal year ended June 30, 2013 due to increases in sales across our product and service offerings, as well as revenue from the People & Print Group and Pixartprinting businesses that we acquired in the fourth quarter of fiscal 2014 included as part of our European business. Excluding the People & Print Group and Pixartprinting businesses, we had 16.7 million unique active customers and our average order value for the period increased by 7%, contributing positively to our 9% reported revenue growth and 4% annual constant-currency revenue growth in fiscal 2014 excluding the impact of the 2014 acquisitions. During the third quarter, we rolled out significant pricing changes in two of our top markets: the U.S. and Germany. These changes are designed to help us improve customer lifetime value and loyalty over time, but created near-term revenue headwinds in North America and Europe for the second half of fiscal 2014, particularly in our third fiscal quarter. The North American business delivered annual reported and constant-currency revenue growth of 9% during the fiscal year ended June 30, 2014, as successful programs to drive customer value that we started two years ago helped to offset the negative impact of the pricing changes. The reported revenue of our European business increased 11% but declined 3% on a constant-currency basis excluding the impact of the 2014 acquisitions as we implemented changes to our customer value proposition and reduced certain advertising expenditures with lower returns to make more focused investments in the region. Most of World reported revenue declined 4% but grew 6% on a constant-currency basis in fiscal 2014 excluding the 2014 acquisitions, as compared to fiscal 2013.
Revenue for the fiscal year ended June 30, 2013 increased 14% to $1,167.5 million compared to the fiscal year ended June 30, 2012 due to increases in sales across our product and service offerings in our business, including the revenue from the Albumprinter and Webs businesses that were included for only a portion of our fiscal 2012 results. The number of unique active customers, inclusive of our Albumprinter and Webs customer activity, increased by 13% to 17.0 million during fiscal 2013, contributing positively to our total reported revenue growth. The North American business continued to deliver a solid performance with 18% reported revenue growth and 17% constant-currency revenue growth excluding the impact of our acquisition of Albumprinter and Webs in fiscal 2012 (the "2012 acquisitions"), leveraging successful programs to drive customer value that we started two years ago. Our European business delivered 9% reported revenue growth but disappointing constant-currency revenue growth excluding the impact of the 2012 acquisitions of just 5% during the fiscal year ended June 30, 2013. Most of World reported revenue growth declined to 16% from 44% for the prior comparative period, and to 17% from 38%, on a constant-currency basis, as we reached relative maturity in certain markets which comprise a majority of the region's revenue activity.
We monitor unique active customers and average bookings per unique active customer on a trailing twelve-month, or TTM, basis. We have historically reported these metrics for our Vistaprint-branded business only; however, in fiscal 2014 we began including the Albumprinter and Webs activity since their respective acquisition dates. We have revised the June 30, 2013 and 2012 information to include Albumprinter and Webs and presented it on a consolidated basis for comparative purposes. The consolidated unique active customer count is the number of individual customers who purchased from us in a given period, with no regards to the frequency of purchase. For the purposes of this consolidated presentation, a customer that has purchased from more than one of our brands is only counted once. New customers include those who purchased from any one of our brands for the first time in a given time period. Any existing Albumprinter or Webs customers prior to the 2012 acquisitions who placed an order with us following their respective acquisition dates are counted as retained customers. The following table summarizes our operational revenue metrics for the years ended June 30, 2014, 2013 and 2012 (including the 2012 acquisitions since their respective acquisition dates, but excluding the 2014 acquisitions of People & Print Group and Pixartprinting):

	Year Ended June 30,
	2014	2013	% Increase/(Decrease)
Unique active customers	16.7 million	17.0 million	(2)%
New customers	9.7 million	10.5 million	(8)%
Retained customers	7.0 million	6.5 million	8%

Average bookings per unique active customer	$74	$69	7%
New customers	$54	$51	6%
Retained customers	$102	$97	5%

	Year Ended June 30,
	2013	2012	% Increase/(Decrease)
Unique active customers	17.0 million	15.0 million	13%
New customers	10.5 million	9.6 million	9%
Retained customers	6.5 million	5.4 million	20%

Average bookings per unique active customer	$69	$68	1%
New customers	$51	$51	—%
Retained customers	$97	$98	(1)%
Total revenue by geographic segment for the fiscal years ended June 30, 2014, 2013 and 2012 are shown in the following table. Fiscal 2014 includes the impact of People & Print Group and Pixartprinting from their respective acquisition dates in our Europe segment:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency revenue growth
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions (1)
North America	$700,197	$644,326	9%	—%	9%	—%	9%
Europe	502,090	452,202	11%	(4)%	7%	(10)%	(3)%
Most of World	67,949	70,950	(4)%	10%	6%	—%	6%
Total revenue	$1,270,236	$1,167,478	9%	(1)%	8%	(4)%	4%

	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency revenue growth
	2013	2012	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions (2)
North America	$644,326	$543,860	18%	—%	18%	(1)%	17%
Europe	452,202	415,213	9%	2%	11%	(6)%	5%
Most of World	70,950	61,196	16%	1%	17%	—%	17%
Total revenue	$1,167,478	$1,020,269	14%	2%	16%	(4)%	12%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar and excludes the impact of gains or losses on effective currency hedges recognized in revenue. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP. Constant-currency revenue growth excluding acquisitions excludes revenue results for our Q4 2014 acquisitions of People & Print Group and Pixartprinting.
(2) Constant-currency revenue growth excluding acquisitions excludes revenue results of the fiscal 2012 acquisitions of Albumprinter Holding B.V. on October 31, 2011 and Webs, Inc. on December 28, 2011.

The following table summarizes our comparative operating expenses for the period:
In thousands

	Year Ended June 30,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cost of revenue	$451,093	$400,293	$355,205	13%	13%
% of revenue	35.5%	34.3%	34.8%
Technology and development expense	$176,344	$164,859	$129,162	7%	28%
% of revenue	13.9%	14.1%	12.7%
Marketing and selling expense	$440,311	$446,116	$375,538	(1)%	19%
% of revenue	34.6%	38.2%	36.8%
General and administrative expense	$116,574	$110,086	$105,190	6%	5%
% of revenue	9.2%	9.4%	10.3%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during fiscal 2014 as the People & Print Group and Pixartprinting operations we acquired in fiscal 2014 have a lower gross margin profile than our traditional business; however, these companies have lower marketing and selling costs.
The increase in cost of revenue of $50.8 million for the year ended June 30, 2014, as compared to the prior period, was primarily due to additional manufacturing costs of $29.7 million associated with the acquired People & Print Group and Pixartprinting operations. Excluding those costs, cost of revenue generally increased as we produced more revenue volume in fiscal 2014 as compared to fiscal 2013. We incurred incremental shipping and overhead related costs in fiscal 2014 of $3.6 million and $9.7 million, respectively. These expense increases were offset by a decline in materials related costs of $1.1 million and other productivity and efficiency gains. In addition, the fiscal 2013 period included a benefit from a non-cash gain related to a free piece of equipment of $1.4 million in our European operations that did not occur in fiscal 2014.
The $45.1 million increase in cost of revenue from fiscal 2012 to fiscal 2013 was primarily due to additional manufacturing costs for increased product sales. Specifically, we incurred additional expense of $26.5 million for material and overhead related costs, as well as $7.2 million of shipping cost during the year ending June 30, 2013 as compared to the prior period. Cost of revenue also increased by $9.9 million in fiscal 2013 as Albumprinter and Webs were only included for a portion of our fiscal 2012 results. These fiscal 2013 expense increases were offset by a $1.4 million benefit from a non-cash gain related to a free piece of equipment.
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
The growth in our technology and development expenses of $11.5 million for fiscal 2014 was primarily due to increased payroll and facility-related costs of $9.5 million as a result of an increase in headcount in our technology development and information technology support organizations. At June 30, 2014, we employed 887 employees in these organizations compared to 786 employees at June 30, 2013. Other technology and development expenses increased $4.0 million in fiscal 2014 as compared to the prior comparative period primarily due to restructuring charges of $1.3 million as well as increased recruitment, hosting services and other costs related to continued investment in our infrastructure. In addition, amortization expense increased by $1.1 million as a result of the People & Print Group and Pixartprinting acquisitions. These expense increases were partially offset during fiscal 2014 by a decline in share-based compensation expense of $2.1 million as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during fiscal 2014, we had higher net capitalization of software costs of $1.0 million due to an increase in current costs that qualified for capitalization during the fiscal year.
The growth in our technology and development expenses of $35.7 million for fiscal 2013 as compared to fiscal 2012, was primarily due to increased payroll and facility-related costs of $30.0 million as a result of a planned increase in headcount in our technology development and information technology support organizations. At June 30, 2013, we employed 786 employees in these organizations compared to 657 employees at June 30, 2012. Share-based compensation expense attributable to technology and development personnel in fiscal 2013 increased by $4.0 million as compared to fiscal 2012 partially due to a full period of expense associated with restricted shares granted as part of the Webs acquisition. In addition, other technology and development expenses increased $6.1 million as compared to the prior comparative period due to increased employee travel and training costs, recruitment costs, and increased depreciation, hosting services, and other costs related to continued investment in our website infrastructure. These expense increases were partially offset by decreased expense related to capitalized software costs of $5.7 million, due in part to our change in the estimated useful life of our capitalized software and website development costs from 2 to 3 years of $2.7 million as discussed in Note 2 of the accompanying consolidated financial statements, as well as an increase in net capitalization of qualifying costs during the fiscal year. Fiscal 2013 included $1.3 million of additional amortization of acquired developed technology assets from the acquisitions of Albumprinter and Webs as compared to fiscal 2012.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The decrease in our marketing and selling expenses of $5.8 million for fiscal 2014 as compared to fiscal 2013 was primarily due to decreased advertising costs of $19.5 million as we executed more strategically focused marketing spend during the year, particularly in Europe. Additionally, share-based compensation expense decreased during fiscal 2014 by $1.3 million as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested at December 31, 2013. This reduction in expense was partially offset by increased payroll and facility-related costs of $6.9 million as we continued to expand our marketing organization and our customer service, sales and design support centers. At June 30, 2014, we employed 2,038 employees in these organizations compared to 1,672 employees at June 30, 2013. In addition, other marketing and selling expenses increased by $6.1 million, inclusive of $1.3 million of restructuring related expenses, as well as increased outside service costs, payment processing fees, and other marketing costs. Fiscal 2014 also includes $2.0 million of additional amortization expense for the customer and trademark related intangible assets acquired with the People & Print Group and Pixartprinting businesses.
The growth in our marketing and selling expenses of $70.6 million for fiscal 2013 as compared to fiscal 2012 was driven primarily by increases of $34.4 million in advertising costs and commissions related to new customer acquisition and promotions targeted at our existing customer base, an integral component of our long-term growth strategy in fiscal 2013. We continued to expand our marketing organization and our customer service, sales and design support centers, and at June 30, 2013, we employed 1,672 employees in these organizations compared to 1,515 employees at June 30, 2012, resulting in increased payroll and facility-related costs in fiscal 2013, when compared to fiscal 2012, of $24.8 million. For fiscal 2013, share-based compensation costs attributable to marketing and selling personnel increased $3.7 million as compared to fiscal 2012 due primarily to a change in the functional classification of a portion of the share-based compensation expense to selling and marketing expense in fiscal 2013 as a result of a change in role by certain employees, as well as a full period of expense associated with restricted shares granted as part of the Webs acquisition. Other marketing and selling expenses also increased by $4.4 million due to increased depreciation costs, payment processing fees, and professional fees. Furthermore, fiscal 2013 includes increased amortization expense of $3.3 million as compared to fiscal 2012 from acquired customer and brand name intangible assets related to the acquisitions of Albumprinter and Webs partly due to an acceleration of $1.4 million associated with a change in the expected usage of an asset, in addition to a full annual period of expense in fiscal 2013 related to the Albumprinter and Webs acquisitions.

General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During fiscal 2014 our general and administrative expenses increased as compared to fiscal 2013 by $6.5 million, primarily due to an increase of $5.9 million in professional fees for costs incurred related to our recent acquisitions and strategic investments, as well as $3.2 million of employee and facility related restructuring costs. In addition, we recognized $2.2 million of expense for the increase in the fair value of the earn-out liability for both People & Print Group and Pixartprinting since the date of acquisition. These increases were partially offset by a net decrease of $4.8 million primarily related to reduced share-based compensation, recruiting costs, and other corporate charges. At June 30, 2014 we employed 416 employees in these organizations compared to 400 employees at June 30, 2013.
During fiscal 2013, our general and administrative expenses increased as compared to fiscal 2012 by $4.9 million, primarily due to increased payroll and facility-related costs of $6.1 million resulting from the continued investment in our executive management, finance, legal and human resource organizations to support our expansion and growth. At June 30, 2013, we employed 400 employees in these organizations compared to 369 employees at June 30, 2012. These additional payroll related costs were offset by a $1.2 million decrease in professional fees, as the fiscal 2012 comparable period included transaction costs associated with our Albumprinter and Webs acquisitions. Additionally, fiscal 2012 included expenses associated with a patent infringement trial, which did not recur in fiscal 2013, as well as certain one-time termination benefits.
Other income (expense), net
Other income (expense), net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments. In addition, in fiscal 2014 we recognized a loss of $12.7 million on the sale of our equity investment in Namex.
In addition to the Namex loss noted above, we incurred $8.9 million of currency related expense for fiscal 2014, as compared to $0.1 million of expense for fiscal 2013. The increased expense is primarily due to the net loss of $7.5 million recognized on our currency forward contracts for which we did not seek hedge accounting and that did not occur in fiscal 2013. This expense was substantially offset by favorable currency impacts within operating income. In evaluating our currency hedging program and ability to achieve hedge accounting in light of certain changes in our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute currency forward contracts that do not qualify for hedge accounting. As a result, during fiscal 2014, we experienced increased volatility within other (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
In addition, changes in our corporate entity operating structure, effective on October 1, 2013, required us to alter our intercompany transactional and financing activities. We have significant non-functional currency intercompany financing relationships that result in increased currency exchange rate losses of $1.5 million, both realized and unrealized, during fiscal 2014. We may continue to experience increased volatility in exchange rate gains and losses in future periods as a result of these changes.
Other income (expense) for fiscal 2012 was $2.4 million of income, primarily related to a gain in the period from Euro currency transactions related to the funding of the Albumprinter acquisition.
Interest income (expense), net
Interest income (expense), net, primarily consists of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs of $7.7 million, $5.3 million, $1.7 million for fiscal 2014, 2013 and 2012, respectively. The increase in interest income (expense), net in each fiscal period as compared to the prior fiscal period is a result of increased borrowing levels under our credit facility throughout the respective years.

Income tax provision

	Year Ended June 30,
	2014	2013	2012
Income tax provision	$10,590	$9,387	$11,851
Effective tax rate	18.7%	23.0%	21.2%
Income tax expense for fiscal 2013 included a one-time currency exchange related tax benefit of $1.9 million recognized by one of our Canadian subsidiaries. Excluding this one-time benefit, income tax expense would have been lower in fiscal 2014 as compared to fiscal 2013 primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013, as further described below.
On an annual basis, our income tax expense for the majority of our subsidiaries is a function of our operating expenses and cost-based transfer pricing methodologies and not a function of consolidated pre-tax income. As a result, our consolidated annual effective tax rate will typically vary inversely to changes in our consolidated pre-tax income. For fiscal 2014, we had a lower consolidated annual effective tax rate as compared to fiscal 2013, primarily as a result of higher consolidated pre-tax earnings in fiscal 2014 as compared to fiscal 2013 plus tax benefits resulting from changes to our corporate entity operating structure in fiscal 2014, described below.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Vistaprint group that are based in different tax jurisdictions. The impact of the transfer is recognized for income tax purposes only and not in our consolidated financial statements. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer is eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. However, the recipient entity will receive a tax benefit associated with the future amortization of the fair market value of the intellectual property received, which for tax purposes will occur over a period of five years in accordance with the applicable tax laws.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that it could have a material impact on our financial condition, results of operations or cash flows. See Note 14 in our accompanying consolidated financial statements for additional discussion.
Loss in Equity Interest
In July 2012, we made an investment in Namex, which included a Chinese printing business, for a minority ownership position. Our share of Namex's loss for the fiscal years ended June 30, 2014 and 2013 was $2.7 million and $1.9 million, respectively. We disposed of our investment in April 2014 and recognized a loss of $12.7 million in other income (expense), net. See Note 15 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2014	2013	2012
Net cash provided by operating activities	$148,580	$140,012	$140,641
Net cash used in investing activities	(306,984)	(98,931)	(232,268)
Net cash provided by (used in) financing activities	169,608	(53,255)	(79,167)

At June 30, 2014, we had $62.5 million of cash and cash equivalents and $448.1 million of outstanding debt. Cash and cash equivalents increased by $12.4 million during fiscal 2014. The cash flows during the year ended June 30, 2014 related primarily to the following items:
Cash inflows:

•	Net income of $43.3 million;

•
Positive adjustments to accrual based net income for non-cash items of $102.2 million primarily related to depreciation and amortization of $72.3 million and share-based compensation costs of $27.8 million;

•	Proceeds from borrowing of debt of $482.8 million; and

•	Changes in working capital balances of $3.1 million.
Cash outflows:

•
Capital expenditures of $72.1 million of which $35.3 million were related to the purchase of manufacturing and automation equipment for our production facilities, $15.4 million were related to the purchase of computer equipment, and $21.4 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Repayments of debt and debt issuance costs of $274.9 million;

•	Payments for business acquisitions, net of cash acquired, of $216.4 million;

•	Purchases of our ordinary shares of $42.0 million;

•	Internal costs for software and website development that we have capitalized of $9.7 million; and

•	Increased equity investment in Namex of $5.0 million.
Additional Liquidity and Capital Resources Information. During fiscal 2014, we financed our operations, ordinary share purchases and strategic investments through internally generated cash flows from operations and our debt financing. We currently plan to invest approximately $80 million to $100 million in total capital expenditures in fiscal 2015. The majority of planned fiscal 2015 capital investments are designed to support the planned long-term growth of the business. In fiscal 2015, we expect to spend approximately $20 million to build a new manufacturing facility in Japan as part of our joint venture. We also are investing approximately $20 million to $25 million in the expansion of our product selection and other new manufacturing capabilities. Due to our investments in recent years, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including investments and capital expenditure requirements, for the foreseeable future.
As of June 30, 2014, approximately $62.0 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $112.5 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On January 17, 2014, we entered into an amendment to our credit agreement resulting in an increase to aggregate loan commitments under the credit agreement by $303.8 million, to a total of $800.0 million, by adding new lenders and increasing the commitments of several existing lenders. The new loan commitments consist of revolving loans of $640.0 million and term loans of $160.0 million. The amendment did not result in any material changes to our debt covenants.

In the next twelve months we will continue to use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, support our long-term growth through strategic investments, or purchase our ordinary shares. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2014, the amount available for borrowing under our credit facility was as follows:

In thousands

June 30, 2014
Maximum aggregate available for borrowing	$793,859
Outstanding borrowings of credit facilities	(426,859)
Remaining amount	367,000
Limitations to borrowing due to debt covenants and other obligations (1)	(194,932)
Amount available for borrowing as of June 30, 2014 (2)	$172,068
_________________
(1) Our borrowing ability can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other indebtedness, such as uncommitted lines of credit, installment obligations, capital leases, deferred purchase prices, and letters of credit, and other factors that are outlined in the credit agreement.
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
(*) The definitions of EBITDA and consolidated indebtedness are contained in the credit agreement included as an exhibit to our Form 8-K filed on February 13, 2013, as amended by amendment no. 1 to the credit agreement included as an exhibit to our Form 8-K filed on January 22, 2014.
    As of the date of this filing, we were in compliance with all financial and other covenants under the credit agreement.
In addition, on March 28, 2014 we entered into an agreement for an uncommitted line of credit with Santander Bank, N.A. Under the terms of the agreement we may borrow up to $50 million at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.10%. The LIBOR rate is determined on the date of borrowing and is based on the length of the specific loan. This facility does not provide borrowing capacity incremental to the amount available for borrowing as of June 30, 2014 disclosed above.

Contractual Obligations
Contractual obligations at June 30, 2014 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$50,469	$14,067	$13,801	$8,887	$13,714
Build-to-suit lease	119,593	—	19,777	21,576	78,240
Purchase commitments	30,860	30,860	—	—	—
Debt and interest payments	481,082	47,718	79,781	353,583	—
Capital leases	9,197	4,572	4,148	477	—
Other	32,628	9,507	16,374	6,747	—
Total (1)	$723,829	$106,724	$133,881	$391,270	$91,954
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $6.7 million as of June 30, 2014 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 14 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $50.5 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $0.1 million and $1.4 million, respectively.
Build-to-suit lease. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts operations to a new facility in Waltham, Massachusetts, that is expected to commence in the second half of calendar 2015. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At June 30, 2014, we had unrecorded commitments under contract of $30.9 million, which were composed of inventory purchase commitments of approximately $12.0 million, production and computer equipment purchases of approximately $9.6 million, and other unrecorded purchase commitments of $9.3 million.
Debt. The term loans outstanding under our credit agreement have repayments due on various dates through February 8, 2018, with the revolving loans due on February 8, 2018. Interest payable included in this table is based on the interest rate as of June 30, 2014 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2014, is $12.6 million, net of accumulated depreciation of $1.0 million; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2014 amounts to $8.9 million.
Other Obligations. Other obligations include an installment obligation of $16.6 million related to the fiscal 2012 intra-entity transfer of Webs' intellectual property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2014. Other obligations also include the fair value of the contingent earn-out payments related to our fiscal 2014 acquisitions of People & Print Group and Pixartprinting of $16.1 million. The Pixartprinting liability is based on calendar 2014 revenue and EBITDA targets and is payable in the third quarter of fiscal 2015. The People & Print Group liability is payable during the third quarter of fiscal 2016 and is contingent upon the achievement of an initial 2014 EBITDA margin threshold but ultimately payable based on achieving certain revenue and EBITDA results for calendar year 2015. Please refer to Note 8 in the accompanying consolidated financial statements for additional details.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt. As of June 30, 2014, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of June 30, 2014, we had $448.1 million of total U.S. dollar denominated variable rate debt and $16.6 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of June 30, 2014, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $2.2 million over the next 12 months.
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

We use currency forward contracts to protect or mitigate our forecasted U.S. dollar-equivalent cash flows from adverse changes in currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We have executed currency forward contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other income (expense), net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income (expense), net, whereas the offsetting gains and losses are reported in the line item of the underlying cash flow, for example, revenue. For example, in fiscal 2014 we had realized and unrealized losses from currency forward contracts of $7.5 million, which were largely offset within operating income.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Our subsidiaries have intercompany accounts that are eliminated in consolidation and cash and cash equivalents denominated in various currencies that expose us to fluctuations in currency exchange rates. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $10.1 million, $2.5 million and $2.1 million on our income before taxes for the fiscal years 2014, 2013 and 2012, respectively. Changes in our corporate entity operating structure, effective on October 1, 2013, resulted in changes in our intercompany transactional and financing activities that may cause increased volatility in exchange rate gains and losses in future periods. Additionally, some of our subsidiaries prepare tax returns in currencies other than their functional currency.

Item 8. Financial Statements and Supplementary Data
VISTAPRINT N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Supervisory Board and Shareholders of
Vistaprint N.V.
We have audited the accompanying consolidated balance sheets of Vistaprint N.V. as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vistaprint N.V. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vistaprint N.V.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated August 15, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
August 15, 2014

VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$62,508	$50,065
Marketable securities	13,857	—
Accounts receivable, net of allowances of $212 and $104, respectively	23,515	22,026
Inventory	12,138	7,620
Prepaid expenses and other current assets	45,923	20,520
Total current assets	157,941	100,231
Property, plant and equipment, net	352,221	280,022
Software and web site development costs, net	14,016	9,071
Deferred tax assets	8,762	581
Goodwill	317,187	140,893
Intangible assets, net	110,214	30,337
Other assets	28,644	29,184
Investment in equity interests	—	11,248
Total assets	$988,985	$601,567
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$52,770	$22,597
Accrued expenses	121,177	103,338
Deferred revenue	26,913	18,668
Deferred tax liabilities	2,178	1,466
Short-term debt	37,575	8,750
Other current liabilities	888	207
Total current liabilities	241,501	155,026
Deferred tax liabilities	30,846	12,246
Other liabilities	44,420	14,734
Lease financing obligation	18,117	—
Long-term debt	410,484	230,000
Total liabilities	745,368	412,006
Commitments and contingencies (Note 18)
Noncontrolling interests (Note 16)	11,160	—
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 32,329,244 and 32,791,338 shares outstanding, respectively	615	615
Treasury shares, at cost, 11,751,383 and 11,289,289 shares, respectively	(423,101)	(398,301)
Additional paid-in capital	309,990	299,659
Retained earnings	342,840	299,144
Accumulated other comprehensive income (loss)	2,113	(11,556)
Total shareholders’ equity	232,457	189,561
Total liabilities, noncontrolling interests and shareholders’ equity	$988,985	$601,567

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2014	2013	2012
Revenue	$1,270,236	$1,167,478	$1,020,269
Cost of revenue (1)	451,093	400,293	355,205
Technology and development expense (1)	176,344	164,859	129,162
Marketing and selling expense (1)	440,311	446,116	375,538
General and administrative expense (1)	116,574	110,086	105,190
Income from operations	85,914	46,124	55,174
Other income (expense), net	(21,630)	(63)	2,350
Interest income (expense), net	(7,674)	(5,329)	(1,679)
Income before income taxes and loss in equity interests	56,610	40,732	55,845
Income tax provision	10,590	9,387	11,851
Loss in equity interests	2,704	1,910	—
Net income	43,316	29,435	43,994
Add: Net loss attributable to noncontrolling interests	380	—	—
Net income attributable to Vistaprint N.V.	$43,696	$29,435	$43,994
Basic net income per share attributable to Vistaprint N.V.	$1.33	$0.89	$1.16
Diluted net income per share attributable to Vistaprint N.V.	$1.28	$0.85	$1.13
Weighted average shares outstanding — basic	32,873,234	33,209,172	37,813,504
Weighted average shares outstanding — diluted	34,239,909	34,472,004	38,953,179
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2014	2013	2012
Cost of revenue	$251	$398	$329
Technology and development expense	7,041	9,209	5,171
Marketing and selling expense	5,082	6,354	2,692
General and administrative expense	15,412	16,967	17,221

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Net income	$43,316	$29,435	$43,994
Other comprehensive income:
Foreign currency translation	8,019	(910)	(23,609)
Net unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(1,285)	483	—
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	396	(397)	—
Unrealized gain on available-for-sale-securities	9,246	—	—
Unrealized loss on pension benefit obligation, net of tax	(2,724)	—	—
Comprehensive income	56,968	28,611	20,385
Add: Comprehensive loss attributable to noncontrolling interests	397	—	—
Total comprehensive income attributable to Vistaprint N.V.	$57,365	$28,611	$20,385

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2011	49,950	$699	(6,806)	$(85,377)	$273,260	$248,634	$12,877	$450,093
Issuance of ordinary shares due to share option exercises			92	1,938	(544)			1,394
Restricted share units vested, net of shares withheld for taxes			278	3,445	(7,594)			(4,149)
Grant of restricted share awards			506	10,754	(10,754)			—
Excess tax benefits from share-based compensation					6,108			6,108
Share-based compensation expense					25,157			25,157
Purchase of ordinary shares			(9,901)	(309,701)				(309,701)
Net income						43,994		43,994
Foreign currency translation							(23,609)	(23,609)
Balance at June 30, 2012	49,950	$699	(15,831)	$(378,941)	$285,633	$292,628	$(10,732)	$189,287
Issuance of ordinary shares due to share option exercises			281	8,715	(3,910)			4,805
Cancellation of treasury shares	(5,870)	(84)	5,870	30,262	(7,259)	(22,919)		—
Restricted share units vested, net of shares withheld for taxes			242	6,014	(9,570)			(3,556)
Excess tax benefits from share-based compensation					1,796			1,796
Share-based compensation expense					32,969			32,969
Purchase of ordinary shares			(1,851)	(64,351)				(64,351)
Net income						29,435		29,435
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							86	86
Foreign currency translation							(910)	(910)
Balance at June 30, 2013	44,080	$615	(11,289)	$(398,301)	$299,659	$299,144	$(11,556)	$189,561
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			297	9,011	(8,001)			1,010
Restricted share units vested, net of shares withheld for taxes			285	8,205	(14,220)			(6,015)
Excess tax benefits from share-based compensation					5,159			5,159
Share-based compensation expense					27,449			27,449
Purchase of ordinary shares			(1,044)	(42,016)				(42,016)
Net income attributable to Vistaprint N.V.						43,696		43,696
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(889)	(889)
Adjustment to contributed capital of noncontrolling interest					(56)			(56)
Unrealized gain on marketable securities							9,246	9,246
Foreign currency translation							8,036	8,036
Unrealized loss on pension benefit obligation, net of tax							(2,724)	(2,724)
Balance at June 30, 2014	44,080	$615	(11,751)	$(423,101)	$309,990	$342,840	$2,113	$232,457
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Operating activities
Net income	$43,316	$29,435	$43,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,282	64,325	59,427
Share-based compensation expense	27,786	32,928	25,413
Excess tax benefits derived from share-based compensation awards	(5,159)	(1,796)	(6,108)
Deferred taxes	(12,807)	(8,626)	(1,810)
Loss on sale of equity method investment	12,681	—	—
Loss in equity interests	2,704	1,910	—
Non-cash gain on equipment	—	(1,414)	—
Abandonment of long-lived assets	7	1,529	—
Unrealized loss on derivative instruments included in net income	425	—	—
Change in fair value of contingent consideration	2,192	(588)	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	748	29	—
Other non-cash items	1,328	1,329	361
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	4,008	(1,532)	(1,405)
Inventory	(1,055)	(525)	1,150
Prepaid expenses and other assets	(15,336)	10,791	(5,768)
Accounts payable	14,945	557	5,667
Accrued expenses and other liabilities	515	11,660	19,720
Net cash provided by operating activities	148,580	140,012	140,641
Investing activities
Purchases of property, plant and equipment	(72,122)	(78,999)	(46,420)
Business acquisitions, net of cash acquired	(216,384)	—	(180,675)
Proceeds from sale of intangible assets	137	1,750	—
Purchases of intangible assets	(253)	(750)	(239)
Purchase of available-for-sale securities	(4,629)	—	—
Capitalization of software and website development costs	(9,749)	(7,667)	(5,463)
Maturities and redemptions of marketable securities	—	—	529
Investment in equity interests	(4,994)	(12,753)	—
Proceeds from sale of equity interests	449	—	—
Proceeds from (issuance of) loans	561	(512)	—
Net cash used in investing activities	(306,984)	(98,931)	(232,268)
Financing activities
Proceeds from borrowings of debt	482,800	113,712	408,500
Payments of debt and debt issuance costs	(274,854)	(105,661)	(181,319)
Payments of withholding taxes in connection with share awards	(9,430)	(3,556)	(4,149)
Purchases of ordinary shares	(42,016)	(64,351)	(309,701)
Payment of capital lease obligations	(1,297)	—	—
Excess tax benefits derived from share-based compensation awards	5,159	1,796	6,108
Proceeds from issuance of ordinary shares	4,425	4,805	1,394
Capital contribution from noncontrolling interest	4,821	—	—
Net cash provided by (used in) financing activities	169,608	(53,255)	(79,167)
Effect of exchange rate changes on cash	1,239	36	(3,555)
Net increase (decrease) in cash and cash equivalents	12,443	(12,138)	(174,349)
Cash and cash equivalents at beginning of period	50,065	62,203	236,552
Cash and cash equivalents at end of period	$62,508	$50,065	$62,203
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,446	$4,762	$1,487
Income taxes	18,485	13,656	7,104

Supplemental schedule of non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$18,117	$—	$—
Amounts due for acquisitions of businesses	21,582	—	570
See accompanying notes.

VISTAPRINT N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2014, 2013 and 2012
(in thousands, except share and per share data)

1. Description of the Business
We are a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of individually small, customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market via various brands that deliver marketing products and services to the small business and home and family markets. These brands include Vistaprint, our leading global brand for micro business marketing products and services, as well as several brands we have acquired that serve the needs of various market segments including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for personal use.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of the recoverability of our long-lived assets and goodwill, estimated useful lives of assets, advertising expense and related accruals, share-based compensation, accounting for business combinations, and income taxes and related valuation allowances, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $823 and $1,510 as of June 30, 2014 and 2013, respectively, and are included in other assets in the accompanying consolidated balance sheets.
Marketable Securities
We determine the appropriate classification of marketable securities at the date of purchase and reevaluate the classification at each balance sheet date. Our marketable securities are classified as "available-for-sale" and carried at fair value, with the unrealized gains and losses, net of taxes if applicable, reported as a separate component of accumulated other comprehensive income (loss). We review our investments for other-than-temporary impairment whenever the fair value of the investment is less than the amortized cost and evidence indicates that the investment's carrying amount is not recoverable within a reasonable period of time. Any decline in value that is determined to be other than temporary is recognized as expense in our consolidated statement of operations in the period the impairment is identified.

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in fiscal 2014 or 2013 as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
Software and Web Site Development Costs
We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software. As of July 1, 2012, we revised the estimated useful life of our capitalized software and website developments costs from 2 to 3 years based on an evaluation of historical trends, the period of benefit of past projects, and our current project portfolio. This change in estimated useful life increased our pre-tax income for fiscal year ended June 30, 2013 by approximately $2,718 when compared to the historical estimated useful life and could have a material impact in the future. Our basic and diluted earnings per share for fiscal 2013 increased by $0.08 due to this change in estimate. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.
Amortization of previously capitalized amounts in the years ended June 30, 2014, 2013 and 2012 was $4,985, $3,118 and $6,325, respectively, resulting in accumulated amortization of $13,538 and $10,315 at June 30, 2014 and 2013, respectively.
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
Capital leases are accounted for as an acquisition of an asset and incurrence of an obligation. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease, and amortized over the useful life of the asset. The corresponding capital lease obligation is recorded at the present value of the minimum lease payments at inception of the lease. For further information on our outstanding capital lease assets and obligations please refer to Note 18 Commitments and Contingencies.
For lease arrangements where we are deemed to be involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period. Accordingly, as the lessor incurs the construction project costs, the assets and corresponding financial obligation are recorded in our consolidated balance sheet. At June 30, 2014, $18,117 is included in property, plant and equipment, net and lease financing obligation. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as either an operating or capital lease based on our assessment of the guidance. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the lease will be treated as a financing obligation and we will depreciate the asset over its estimated useful life for financial reporting purposes.
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
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. We did not have any assets held for sale at June 30, 2014 or 2013.
No impairment charges were recorded for the fiscal years ended June 30, 2014, 2013 or 2012.
Business Combinations
We recognize the assets and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. For acquisitions that qualify as business combinations, we record an obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within general and administrative expense in our consolidated statements of operations.

Goodwill
The evaluation of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment should be aggregated as one reporting unit due to their similarity or reviewed individually. Goodwill is evaluated for impairment on an annual basis during the fiscal third quarter or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered to be impaired when the carrying amount of a reporting unit exceeds its estimated fair value.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of this analysis indicate that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test is required; otherwise, no further assessment is necessary. To perform the quantitative approach, we estimate the fair value of our reporting units using a discounted cash flow methodology. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
In fiscal 2014, we performed the qualitative assessment as of January 1, 2014 and determined that there is no indication that the carrying value of any of our reporting units exceeds its fair value. There have been no indications of impairment that would require an updated analysis as of June 30, 2014.
Debt Issuance Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, or on a straight-line basis through the maturity date for our revolving credit facility. During the years ended June 30, 2014 and 2013, we capitalized debt issuance costs related to our credit facility arrangements of $1,319 and $1,887, respectively. Amortization of these costs is included in interest income (expense), net in the consolidated statements of operations and amounted to $765, $556 and $206, for the years ended June 30, 2014, 2013 and 2012, respectively. Unamortized debt issuance costs were $2,334 and $2,963 as of June 30, 2014 and 2013, respectively. When we make changes to our credit facility, we re-evaluate the capitalization of these costs which could result in the immediate recognition of any unamortized debt issuance costs in our statement of operations.

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
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may not elect to apply hedge accounting or the instrument may not qualify for hedge accounting. The changes in the fair value of derivatives not designated as being in hedging relationships are recorded directly in earnings as a component of other income (expense), net. In accordance with the fair value measurement guidance, our accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We execute our derivative instruments with financial institutions that we judge to be credit-worthy, defined as institutions that hold an investment grade credit rating.

Restructuring

Restructuring costs are recorded in connection with initiatives designed to improve efficiency or enhance competitiveness. Restructuring initiatives require us to make estimates in several areas, including expenses for severance and other employee separation costs and our ability to generate sublease income to enable us to terminate lease obligations at the estimated amounts. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are included as a component of each related operating expense within our consolidated statement of operations.
Shareholders’ Equity
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income, unrealized gains and losses on marketable securities and derivatives, unrealized loss on pension benefit obligation, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive income.
Treasury Shares
Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs, and upon issuance we determine the cost using the average cost method. Effective January 28, 2013, 5,869,662 of our ordinary shares issued and held in our treasury account were canceled and have become authorized but unissued ordinary shares, as authorized by our shareholders on November 8, 2012. These canceled shares represent the remaining balance as of November 8, 2012 of the ordinary shares that were held in treasury at the date of the redomiciliation of our publicly traded parent company from Bermuda to the Netherlands in August 2009. The cancellation of the treasury shares resulted in a reduction of additional paid in capital and retained earnings for the year ended June 30, 2013.
Revenue Recognition
We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, order referral fees and other third party offerings. We recognize revenue arising from sales of products and services when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on our part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services we recognize revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered.

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
Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue at the time of shipment or rendering of service. Sales and purchases in jurisdictions which are subject to indirect taxes, such as value added tax (“VAT”), are recorded net of tax collected and paid as we act as an agent for the government.
We sell vouchers through discount voucher websites which do not have an expiration date. Upon issuance of the voucher, a liability is established for its cash value. We relieve the liability and recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. Over time, some portion of these vouchers is not redeemed and if there is not a legal obligation to remit the unredeemed voucher to the relevant jurisdiction, an estimated redemption factor may be applied. We are in the process of evaluating historical data in order to determine the portion of discount vouchers that will not be redeemed based on our customer redemption patterns. However, we currently have not established sufficient history and the unredeemed coupons remain in deferred revenue.
A reserve for sales returns or replacements and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.
Advertising Expense
Advertising costs are expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2014, 2013 and 2012 was $267,655, $287,167 and $252,812, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.
Research and Development Expense
Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2014, 2013 and 2012 was $26,423, $24,690 and $19,707, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.
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

Foreign Currency Translation
Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss). Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net in our statement of operations. The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2014	2013	2012
(Losses) gains on derivative instruments	$(7,473)	$29	$—
Currency related (losses) and gains, net	(1,476)	(92)	2,350
Loss on disposal of Namex	(12,681)	—	—
Total other income (expense), net	$(21,630)	$(63)	$2,350
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2014	2013	2012
Weighted average shares outstanding, basic	32,873,234	33,209,172	37,813,504
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,366,675	1,262,832	1,139,675
Shares used in computing diluted net income per share attributable to Vistaprint N.V.	34,239,909	34,472,004	38,953,179
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Vistaprint N.V.	953,100	1,740,542	1,495,858
Compensation Expense
Share-Based Compensation
Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the requisite service period. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options, and the fair value of RSUs and RSAs is determined based on the number of shares granted and the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition, net of estimated forfeitures. For awards that are ultimately settable in cash, we treat as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statement of operations. The estimation of share awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.
Concentrations of Credit Risk
We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We had one channel partner that represented 24% and 35% of our total accounts receivable as of June 30, 2014 and 2013, respectively. We do not have any customers that accounted for greater than 10% of our revenue for the fiscal years ended June 30, 2014, 2013 or 2012.
We maintain an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded our expectations.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements.
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	June 30, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,611	$9,246	$13,857
Total investments in available-for-sale securities	$4,611	$9,246	$13,857
________________________
(1) On February 28, 2014, we purchased shares in our publicly traded Japanese joint venture partner. Refer to Note 16 for further discussion of the separate joint business arrangement.
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

•
Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$13,857	$13,857	$—	$—
Currency forward contracts	382	—	382	—
Total assets recorded at fair value	$14,239	$13,857	$382	$—

Liabilities
Interest rate swap contracts	$(745)	$—	$(745)	$—
Currency forward contracts	(806)	—	(806)	—
Contingent consideration	(16,072)	—	—	(16,072)
Total liabilities recorded at fair value	$(17,623)	$—	$(1,551)	$(16,072)

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$344	$—	$344	$—
Currency forward contracts	70	—	70	—
Total assets recorded at fair value	$414	$—	$414	$—

Liabilities
Interest rate swap contracts	$(70)	$—	$(70)	$—
Currency forward contracts	(203)	—	(203)	—
Total liabilities recorded at fair value	$(273)	$—	$(273)	$—
During the fiscal years ended June 30, 2014 and 2013 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Our fourth quarter fiscal 2014 acquisitions of People & Print Group and Pixartprinting provided for earn-out payments that are payable based on the achievement of certain financial results. For People & Print Group, the payment is contingent upon the achievement of an initial 2014 EBITDA margin threshold but ultimately payable based on achieving certain revenue and EBITDA targets for calendar year 2015. The Pixartprinting payment is contingent on the achievement of revenue and EBITDA targets for calendar year 2014.
The earn-out obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within the consolidated statements of operations during the period in which the change occurs.
The following table represents the changes in fair value of Level 3 contingent consideration:

	People & Print Group earn-out consideration	Pixartprinting earn-out consideration	Total earn-out consideration
Balance at June 30, 2013	$—	$—	$—
Fair value at acquisition date	9,053	4,953	14,006
Fair value adjustment	832	1,360	2,192
Effect of currency translation adjustments	(89)	(37)	(126)
Balance at June 30, 2014	$9,796	$6,276	$16,072

As of June 30, 2014 and 2013, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2014, the carrying value of our debt was $448,059 and the fair value was $460,098. As of June 30, 2013, we performed an evaluation of the estimated fair value of our debt and determined that the fair value approximated the carrying value of the liability. Our debt is a variable rate debt instrument indexed to LIBOR that resets periodically. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended June 30, 2014 and 2013, we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive income (loss) related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of June 30, 2014, we estimate that $1,031 will be reclassified from accumulated other comprehensive income (loss) to interest income during the twelve months ending June 30, 2015. As of June 30, 2014, we had ten outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from July 2014 through January 2017. Since the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2014	$240,000
Contracts with a future start date	105,000
Total	$345,000
Hedges of Currency Risk
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. During the year ended June 30, 2014, we had both currency forward contract activity for which we elected hedge accounting and activity for which we did not elect hedge accounting. In evaluating our currency hedging program and ability to achieve hedge accounting in light of certain changes in our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to not seek hedge accounting for our currency forward contracts outstanding as of June 30, 2014, but we may elect to apply hedge accounting in future scenarios. As a result, during the year ended June 30, 2014, we have experienced increased volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other income (expense), net. As of June 30, 2014, we have no outstanding currency forward contracts that qualify for hedge accounting and, as such, there are no current balances to be reclassified into earnings over the next twelve months.
    As of June 30, 2014, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$127,514	December 2013 through June 2014	Various dates through June 2015	215	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2014 and 2013:

	June 30, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities/other liabilities	$(771)	$26	$(745)
Total derivatives designated as hedging instruments		$—	$—	$—		$(771)	$26	$(745)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$410	$(28)	$382	Other current liabilities	$(1,058)	$252	$(806)
Total derivatives not designated as hedging instruments		$410	$(28)	$382		$(1,058)	$252	$(806)

	June 30, 2013
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$400	$(56)	$344	Other current liabilities/other liabilities	$(81)	$11	$(70)
Currency forward contracts	Other current assets	83	(13)	70	Other current liabilities	(208)	5	(203)
Total derivatives designated as hedging instruments		$483	$(69)	$414		$(289)	$16	$(273)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$—	$—	$—	Other current liabilities	$—	$—	$—
Total derivatives not designated as hedging instruments		$—	$—	$—		$—	$—	$—

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the fiscal years ended June 30, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income on Derivatives (Effective Portion)
	Year Ended June 30,
In thousands	2014	2013
Currency contracts that hedge revenue	(107)	280
Currency contracts that hedge cost of revenue	59	(263)
Currency contracts that hedge technology and development expense	70	80
Currency contracts that hedge general and administrative expense	12	(1)
Interest rate swaps	(1,319)	387
	$(1,285)	$483
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the fiscal years ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net Income Gain/(Loss)		Affected line item in the Statement of Operations
	Year Ended June 30,
In thousands	2014	2013
Currency contracts that hedge revenue	$(120)	$293	Revenue
Currency contracts that hedge cost of revenue	(112)	(92)	Cost of revenue
Currency contracts that hedge technology and development expense	122	27	Technology and development expense
Currency contracts that hedge general and administrative expense	11	1	General and administrative expense
Interest rate swaps	(372)	189	Interest income (expense), net
Total before income tax	(471)	418	Income (loss) before income taxes and loss in equity interests
Income tax	75	(21)	Income tax provision (benefit)
Total	$(396)	$397
The following table presents the adjustment to fair value recorded within the statement of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Year Ended June 30,
In thousands	2014	2013
Currency contracts	$(7,473)	$29	Other income (expense), net

5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $218, for the years ended June 30, 2014 and June 30, 2013:

	Gains (Losses) on Cash Flow Hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Currency translation adjustments	Total
Balance as of June 30, 2012	$—	$—	$—	$(10,732)	$(10,732)
Other comprehensive income (loss) before reclassifications	483	—	—	(910)	(427)
Amounts reclassified from accumulated other comprehensive income (loss) to net income	(397)	—	—	—	(397)
Net current period other comprehensive income (loss)	86	—	—	(910)	(824)
Balance as of June 30, 2013	86	—	—	(11,642)	(11,556)
Other comprehensive income (loss) before reclassifications	(1,285)	9,246	(2,724)	8,036	13,273
Amounts reclassified from accumulated other comprehensive income (loss) to net income	396	—	—	—	396
Net current period other comprehensive income (loss)	(889)	9,246	(2,724)	8,036	13,669
Balance as of June 30, 2014	$(803)	$9,246	$(2,724)	$(3,606)	$2,113

6. Waltham and Lexington Lease Arrangements
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts operations to a yet to be constructed facility in Waltham, Massachusetts. The Waltham lease will commence upon completion of the building, scheduled for the first quarter of fiscal 2016, and will extend eleven years from the commencement date. The cash expected to be paid ratably over the initial eleven-year term of the lease is approximately $119,593 starting in September 2015.
Concurrent with the Waltham lease negotiations, we amended our current Lexington lease, as both leases are held with the same landlord. The amendment to the Lexington lease contained a contingent feature to shorten the current term of the lease to coincide with the rent commencement date of the Waltham lease, and a second contingent feature to adjust the remaining annual rental amounts. Both of the arrangements were contingent upon the lessor obtaining certain building permits for the Waltham lease. If the lessor did not fulfill this obligation, we had the option to cancel the Waltham lease, without penalty, and return to the terms of our original Lexington lease. During the quarter ended March 31, 2014, the lessor obtained all of the requisite building permits for the Waltham building construction.
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of June 30, 2014 we have recorded $18,117 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation. The asset is included as construction in progress in property, plant and equipment, net. Once the construction is completed, we will evaluate the Waltham lease in order to determine whether or not the lease meets the criteria for "sale-leaseback" treatment.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcate our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. We recognized non-cash rent expense of $875 in our consolidated statement of operations for the land operating lease during the year ended June 30, 2014.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2014	2013
Land improvements	10 years	$2,382	$2,188
Building and building improvements	10 - 30 years	162,775	133,822
Machinery and production equipment	4 - 10 years	229,927	189,061
Machinery and production equipment under capital lease	4 - 10 years	13,513	—
Computer software and equipment	3 - 5 years	112,815	91,766
Furniture, fixtures and office equipment	5 - 7 years	21,780	19,832
Leasehold improvements	Shorter of lease term or expected life of the asset	28,327	15,624
Construction in progress		41,510	34,331
		613,029	486,624
Less accumulated depreciation, inclusive of assets under capital lease		(293,145)	(232,893)
		319,884	253,731
Land		32,337	26,291
Property, plant, and equipment, net		$352,221	$280,022
Depreciation expense, inclusive of assets under capital leases, totaled $54,060, $50,602 and $46,572 for the years ended June 30, 2014, 2013 and 2012, respectively.
8. Business Combinations
Acquisition of People & Print Group B.V.
On April 1, 2014, we acquired 100% of the outstanding shares of People & Print Group B.V., an online Dutch printing company focused primarily on the Dutch and Belgian markets. At the closing, we paid €20,545 ($28,300 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and an additional €4,000 ($5,509 based on the exchange rate as of the date of acquisition), is payable in Vistaprint shares in January 2016 subject to warranties and claims made by the seller. In addition to the initial purchase consideration, we have agreed to a sliding scale earn-out that is based on calendar year 2015 revenue and EBITDA targets. The earn-out amount is theoretically unlimited and could be significant in relation to the base purchase price. The estimated acquisition date fair value of the earn-out payment of $9,053 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $1,160 in the year ended June 30, 2014, which were recorded in general and administrative expenses.
Our consolidated financial statements include the accounts of People & Print Group and its subsidiaries from April 1, 2014, the date of acquisition. People & Print Group’s revenue included in our consolidated revenues for the year ended June 30, 2014 was $16,381. People & Print Group's net income included in our consolidated net income attributable to Vistaprint N.V. for the year ended June 30, 2014 was $833, inclusive of amortization of identifiable intangible assets.
The table below details the consideration transferred to acquire People & Print Group:

Cash paid	$28,300
Deferred consideration payable in Vistaprint N.V. shares	5,509
Fair value of contingent consideration	9,053
Total consideration	$42,862

The excess of the purchase price paid over the fair value of People & Print Group’s net assets was recorded as goodwill, which is primarily attributable to cost synergies expected from manufacturing efficiency opportunities and the value of the workforce of People & Print Group. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Europe operating segment. The fair value of the assets acquired and liabilities assumed was:

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$1,126	n/a
Other current assets	4,103	n/a
Non-current assets	5,382	n/a
Accounts payable and other current liabilities	(5,325)	n/a
Deferred tax liability	(6,436)	n/a
Other long-term liabilities	(561)	n/a
Identifiable intangible assets:
Customer relationships	14,050	8
Trade name	6,061	8
Developed technology	3,857	3
Goodwill	20,605	n/a
Total purchase price	$42,862
Acquisition of Pixartprinting S.p.A.
On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A., a joint stock corporation incorporated under the laws of Italy, as follows;

•	We acquired all of the Pixartprinting corporate capital held by Alcedo III, a close-ended investment fund, representing 72.75% of Pixartprinting’s outstanding corporate capital.

•
We acquired a portion of the Pixartprinting corporate capital held by Cap2 S.r.l., a company controlled by Pixartprinting’s founder, representing 21.25% of Pixartprinting’s outstanding corporate capital, and Cap2 retained 3% of Pixartprinting’s outstanding corporate capital (the “Cap2 Retained Equity”).

•
We acquired all of the Pixartprinting corporate capital held by Alessandro Tenderini, Pixartprinting’s Chief Executive Officer, at closing representing 3% of Pixartprinting’s outstanding corporate capital. Mr. Tenderini has the right to purchase 1% of the corporate capital of Pixartprinting from Vistaprint (the “CEO Retained Equity”) for an aggregate purchase price of €10 during the 10 business days after April 3, 2015, so long as Mr. Tenderini remains a Vistaprint Italy employee on that date, with possible accelerated vesting or forfeiture under certain circumstances.

Vistaprint agreed to pay an aggregate base purchase price of €127,850 ($175,896 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and a sliding-scale earn-out of up to €9,600 ($13,208 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2014 based upon the acquired business achieving certain revenue and EBITDA targets for calendar year 2014. The estimated fair value of the earn-out payment of $4,953 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $3,370 in the year ended June 30, 2014, which were recorded in general and administrative expenses.
Our consolidated financial statements include the accounts of Pixartprinting from April 3, 2014, the date of acquisition. Pixartprinting’s revenue included in our consolidated revenues for the year ended June 30, 2014 was $27,208. Pixartprinting's net income included in our consolidated net income attributable to Vistaprint N.V. for the year ended June 30, 2014 was $2,687, inclusive of amortization of identifiable intangible assets.

Noncontrolling Interest
We entered into a Put and Call Option Agreement with Cap2, with respect to the Cap2 Retained Equity. Pursuant to the Put and Call Option Agreement, Cap2 has the right to sell to us all (but not less than all) of the Cap2 Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2015, 2016 and 2017 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the put option is exercised. We have the right to buy from Cap2 all (but not less than all) of the Cap2 Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2017 and 2018 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the call option is exercised. The parties’ put and call rights are also triggered by certain other events and are exercisable during 30-day periods following the determination of the option purchase price for the relevant fiscal year. Due to the presence of the put arrangement, the noncontrolling interest is presented as temporary equity in our consolidated balance sheet. Upon acquisition, we recognized the noncontrolling interest at fair value of $5,728 and will adjust the balance for the pro rata impact of the Pixartprinting earnings or loss, as well as adjustments to increase the balance to the redemption value, if necessary.
CEO Retained Equity
We entered into a Put and Call Option Agreement with Mr. Tenderini with respect to the CEO Retained Equity which will take effect if Mr. Tenderini exercises the purchase right described above. Because this purchase right is contingent upon Mr. Tenderini's post-acquisition employment, it is not included as part of the consideration but will be recognized as share-based compensation over the vesting period. The award is considered a liability award and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of June 30, 2014, we utilized a lattice model with a Monte Carlo simulation. The total fair value of the award is $1,825 and we have recognized $439 in general and administrative expense as of June 30, 2014. Assuming Mr. Tenderini exercises this purchase right, then pursuant to the Put and Call Option Agreement, Mr. Tenderini has the right to sell to us all (but not less than all) of the CEO Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2015, 2016 and 2017 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the put option is exercised. We have the right to buy from Mr. Tenderini all (but not less than all) of the CEO Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2017 and 2018 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the call option is exercised. The parties’ put and call rights are also triggered by certain other events and are exercisable during 30-day periods following the determination of the option purchase price for the relevant fiscal year.
The table below details the consideration transferred to acquire Pixartprinting:

Cash paid	$175,896
Shareholder loans assumed	20,227
Fair value of contingent consideration	4,953
Total consideration	$201,076

The excess of the purchase price paid over the fair value of Pixartprinting’s net assets was recorded as goodwill, which is primarily attributable to expected synergies and the value of the workforce of Pixartprinting. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Europe operating segment. The fair value of the assets acquired and liabilities assumed was:

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$6,913	n/a
Other current assets	5,601	n/a
Non-current assets	20,582	n/a
Accounts payable and other current liabilities	(17,681)	n/a
Deferred tax liability	(20,640)	n/a
Other long-term liabilities	(9,943)	n/a
Identifiable intangible assets:
Customer relationships	42,375	6
Trade name	16,372	10
Developed technology	8,943	3
Noncontrolling interest	(5,728)
Goodwill	154,282	n/a
Total purchase price	$201,076
Pixartprinting Pro Forma Financial Information
Pixartprinting has been included in our consolidated financial statements starting on its acquisition date. The following unaudited pro forma financial information presents our results as if the Pixartprinting acquisition had occurred on July 1, 2012. These amounts have been calculated after applying our accounting policies and adjusting the results of Pixartprinting for US GAAP and fair value adjustments. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Year Ended
	June 30, 2014	June 30, 2013
Pro forma revenue	$1,383,921	$1,231,160
Pro forma income from operations	$96,615	$45,715
Acquisition of Albumprinter Holding B.V.
On October 31, 2011, we acquired 100% of the outstanding shares of Albumprinter Holding B.V., a provider of photo books and other photo products to consumers in Europe. At closing, we paid €60,000 ($85,019 based on the exchange rate as of the date of acquisition) in cash for Albumprinter’s shares, which we funded using cash on hand and borrowings under our credit facility, and we agreed to pay up to an additional €5,000 ($7,085 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2012 based upon the acquired business achieving revenue and earnings targets for calendar year 2012. The estimated fair value of the earn-out payment of $583 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. The contractual conditions of the earn-out payment were ultimately not achieved, so we did not pay any earn-out amount. As such, the change in estimate was recorded as a benefit in our consolidated statement of operations during the year ended June 30, 2013.
The excess of the purchase price paid over the fair value of Albumprinter’s net assets was recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Albumprinter. Of the total purchase price, $47,391 was allocated to goodwill, $41,801 to identifiable intangible assets and $8,075 to net assumed liabilities, inclusive of $7,423 of deferred tax liabilities. Goodwill is not deductible for tax purposes, and has been attributed to our Europe operating segment.

Acquisition of Webs, Inc.
On December 28, 2011, we acquired 100% of the outstanding shares of Webs, Inc., a provider of do-it-yourself websites, Facebook pages and mobile presence solutions for small businesses. At closing we paid $101,258 in cash and issued 506,343 of our ordinary shares pursuant to RSAs that were contingent upon continued employment of the founding shareholders. The purchase price was funded using cash on hand and borrowings under our credit facility.
The RSAs were granted to the founding shareholders of Webs and vested 50% on December 28, 2012 and 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and was recognized as share-based compensation expense, net of estimated forfeitures, over the two year vesting period. The RSAs were not included as part of the consideration transferred for purposes of the purchase price allocation.
The excess of the purchase price paid over the fair value of Webs’ net assets was recorded as goodwill, which is primarily attributable to revenue synergies expected from cross-selling opportunities and the value of the workforce of Webs. Of the total purchase price, $93,498 was allocated to goodwill, $9,075 to identifiable intangible assets and $1,315 to net liabilities assumed. Goodwill is not deductible for tax purposes, and has been attributed to our North America operating segment.
Identifiable Intangible Assets
We used the income approach to value the trade names, customer relationships and customer network and a replacement cost approach to value developed technology. The income approach calculates fair value by discounting the forecasted after-tax cash flows back to a present value using an appropriate discount rate. The baseline data for this analysis was the cash flow estimates used to price the transaction.
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
9. Goodwill and Acquired Intangible Assets
Goodwill
    The carrying amount of goodwill by segment as of June 30, 2013 and June 30, 2014 is as follows:

	North America	Europe	Most of World	Total
Balance as of June 30, 2012	$96,469	$43,752	$208	$140,429
Adjustments	(679)	—	—	(679)
Effect of currency translation adjustments (1)	—	1,143	—	1,143
Balance as of June 30, 2013	95,790	44,895	208	140,893
Acquisitions	—	174,887	—	174,887
Effect of currency translation adjustments (1)	765	642	—	1,407
Balance as of June 30, 2014	$96,555	$220,424	$208	$317,187
_________________
(1) Relates to goodwill attributable to the Albumprinter, People & Print Group and Pixartprinting acquisitions as amounts are denominated in Euro.

Acquired Intangible Assets

	June 30, 2014			June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	$32,092	$(4,495)	$27,597	$9,407	$(2,393)	$7,014
Developed Technology	27,205	(13,404)	13,801	14,103	(8,267)	5,836
Customer Relationships	77,774	(12,164)	65,610	20,816	(6,938)	13,878
Customer Network	4,876	(1,670)	3,206	4,600	(991)	3,609
Total Intangible Assets	$141,947	$(31,733)	$110,214	$48,926	$(18,589)	$30,337
Acquired intangible assets amortization expense for the years ended June 30, 2014, 2013 and 2012 was $12,723, $10,778, and $6,172, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2015	$20,342
2016	18,089
2017	16,219
2018	13,046
2019	9,216
$76,912
10. Accrued Expenses
Accrued expenses included the following:

	June 30, 2014	June 30, 2013
Compensation costs	$46,375	$43,879
Income and indirect taxes (1)	23,190	12,463
Advertising costs	19,299	24,824
Shipping costs	4,104	4,632
Purchases of property, plant and equipment	3,687	1,582
Professional costs	2,224	2,470
Other (2)	22,298	13,488
Total accrued expenses	$121,177	$103,338
_____________________
(1) The increase in income and indirect taxes is due to a lag in the timing of certain VAT payments.
(2) The increase is primarily due to the Pixartprinting earn-out liability of $6,276 as of June 30, 2014.
11. Debt

	June 30, 2014	June 30, 2013
Current portion of long-term debt	$16,375	$8,750
Short-term uncommitted credit facility	21,200	—
Total short-term debt	37,575	8,750
Long-term debt	410,484	230,000
Total debt outstanding	$448,059	$238,750

JP Morgan Credit Facility
On January 17, 2014, we entered into an amendment to our credit agreement resulting in an increase to aggregate loan commitments under the credit agreement to a total of $800,000 by adding new lenders and increasing the commitments of several existing lenders. The new loan commitments include revolving loans of $640,000 and term loans of $160,000. The amendment did not result in any material changes to our debt covenants. As of June 30, 2014, we have a committed credit facility $793,859 as follows:

•	Revolving loans of $640,000 with a maturity date of February 8, 2018;

•	Term loan of $153,859 amortizing over the loan period, with a final maturity date of February 8, 2018.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.00% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined by the credit agreement. As of June 30, 2014, the weighted-average interest rate on outstanding borrowings was 2.06%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.350% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of June 30, 2014.
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
(*) The definitions of EBITDA and consolidated indebtedness are maintained in our credit agreement included as an exhibit to our Form 8-K filed on February 13, 2013 as amended by amendment no. 1 to the credit agreement included as an exhibit to our form 8-K filed on January 22, 2014.
Our credit agreement also contains customary representations, warranties and events of default. As of the date of this filing, we were in compliance with all financial and other covenants under the credit agreement.
Additional line of credit
On March 28, 2014 we entered into an agreement for an uncommitted line of credit with Santander Bank, N.A. Under the terms of the agreement we may borrow up to $50,000 at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.10%. The LIBOR rate is determined on the date of borrowing and is based on the length of the specific loan. As of June 30, 2014 the weighted-average interest rate on outstanding borrowings of $21,200 was 1.22%.
12. Shareholders’ Equity
Share purchases
On May 5, 2014, we announced that our Supervisory Board authorized the purchase of up to 6,500,000 of our ordinary shares, of which 5,532,126 shares remain available for purchase under this program as of June 30, 2014. During the years ended June 30, 2014 and 2013, we purchased 1,044,136 and 1,850,746 of our ordinary shares for a cost of $42,016 and $64,351, respectively.

Share-based awards
The 2011 Equity Incentive Plan (the “2011 Plan”) became effective upon shareholder approval on June 30, 2011 and allows us to grant share options, share appreciation rights, restricted shares, restricted share units and other awards based on our ordinary shares to our employees, officers, non-employee supervisory board directors, consultants and advisors. Among other terms, the 2011 Plan requires that the exercise price of any share option or share appreciation right granted under the 2011 Plan be at least 100% of the fair market value of the ordinary shares on the date of grant; limits the term of any share option or share appreciation right to a maximum period of 10 years; provides that shares underlying outstanding awards under the Amended and Restated 2005 Equity Incentive Plan that are canceled, forfeited, expired or otherwise terminated without having been issued in full will become available for the grant of new awards under the 2011 Plan; and prohibits the repricing of any share options or share appreciation rights without shareholder approval. In addition, the 2011 Plan provides that the number of ordinary shares available for issuance under the plan will be reduced by (i) 1.56 ordinary shares for each share subject to a restricted share or other share-based award with a per share or per unit purchase price lower than 100% of the fair market value of the ordinary shares on the date of grant and (ii) one ordinary share for each share subject to any other award under the 2011 Plan.
Our 2005 Non-Employee Directors’ Share Option Plan provides for non-employee directors to receive share option grants upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they are continuing to serve as a director at such time.
We also have two additional plans with options and RSUs outstanding from which we will not grant any additional awards. An aggregate of 2,752,919 ordinary shares are available for future awards under all of our share-based award plans as of June 30, 2014. A combination of new shares and treasury shares has historically been used in fulfillment of option exercises and issuance of shares upon RSU award vesting.
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
Weighted-average values used for option grants in fiscal 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
	2014	2013	2012
Risk-free interest rate	1.56%	0.81%	1.04%
Expected dividend yield	—%	—%	—%
Expected term (years)	5.75	6.00	6.00
Expected volatility	56%	58%	58%
Weighted average fair value of options granted	$28.14	$17.23	$17.78

A summary of our share option activity and related information for the year ended June 30, 2014 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	4,379,207	$36.46	5.1
Granted	12,432	54.08
Exercised	(368,339)	13.71
Forfeited/cancelled	(63,947)	49.15
Outstanding at the end of the period	3,959,353	$38.43	4.4	$29,370
Vested or expected to vest at the end of the period	3,794,867	$37.93	4.3	$29,367
Exercisable at the end of the period	2,330,773	$30.40	3.3	$29,279
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2014. The total intrinsic value of options exercised during the fiscal years ended June 30, 2014, 2013 and 2012 was $14,860, $6,648, and $1,900, respectively.
Restricted share units

The fair value of RSU grants is equal to the fair market value of our ordinary shares on the date of grant and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. RSUs generally vest quarterly for two to three years for non-employee supervisory board directors and 25% after one year and quarterly for 12 quarters thereafter for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. As of June 30, 2014, we had 225,000 RSUs outstanding that vest based on the achievement of various performance targets through fiscal 2022. The performance criteria for 180,000 of these RSUs are currently deemed not probable of achievement. Future changes in our probability conclusions could result in volatility of our share-based compensation expense as the awards have a maximum compensation of $7,169.
A summary of our unvested RSU activity and related information for the fiscal year ended June 30, 2014 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	1,107,495	$39.49
Granted	286,006	48.06
Vested and distributed	(401,363)	40.19
Forfeited	(155,007)	39.41
Unvested at the end of the period	837,131	$42.10	$33,870
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2014, 2013 and 2012 was $48.06, $39.72 and $36.53, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2014, 2013 and 2012 was $20,629, $12,397 and $14,047, respectively.
Restricted share awards
In conjunction with the December 2011 acquisition of Webs, we granted RSAs to the founding shareholders of Webs that vested 50% on December 28, 2012 and 50% on December 28, 2013, subject to continued employment on each vesting date with possible accelerated vesting or forfeiture under certain circumstances. The fair value of the RSAs of $15,843 was determined based on our share price on the date of acquisition and was recognized as share-based compensation expense over the two year vesting period.

A summary of our RSA activity and related information for the fiscal year ended June 30, 2014 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	253,171	$31.29
Granted	—	—
Vested and distributed	(253,171)	31.29
Forfeited	—	—
Unvested at the end of the period	—	$—	$—
Share-based compensation
Total share-based compensation costs were $27,786, $32,928 and $25,413 for the years ended June 30, 2014, 2013 and 2012, respectively. See footnote 8 for information related to a liability based award issued in conjunction with our acquisition of Pixartprinting. Share-based compensation costs capitalized as part of software and website development costs were $254, $130 and $101 for the years ended June 30, 2014, 2013 and 2012, respectively.
As of June 30, 2014, there was $40,443 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.7 years.
13. Employees’ Savings Plans
Defined contribution plans
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
We expensed $8,178, $7,158 and $5,301 for our government mandated and defined contribution plans in the years ended June 30, 2014, 2013 and 2012, respectively. Our expenses from these plans have increased during the year ended June 30, 2014 due to increased headcount, as well as the full year impact of our business acquisitions during the prior period.
Defined benefit plan
We currently have one defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the Plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2014, the plan had an unfunded net pension obligation of approximately $3,338 and plan assets which totaled approximately $11,602. For the years ended June 30, 2014, 2013 and 2012 we recognized expense totaling $1,921, $1,417, and $1,030, respectively, related to our Swiss plan.

14. Income Taxes
The following is a summary of our income before taxes by geography:

	Year Ended June 30,
	2014	2013	2012
U.S.	$14,382	$8,730	$10,851
Non-U.S.	42,228	32,002	44,994
Total	$56,610	$40,732	$55,845
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2014	2013	2012
Current:
U.S. Federal	$10,742	$7,120	$9,053
U.S. State	3,576	1,458	2,525
Non-U.S.	8,273	3,477	4,559
Total current	22,591	12,055	16,137
Deferred:
U.S. Federal	(3,754)	(274)	(2,151)
U.S. State	(897)	(163)	(625)
Non-U.S.	(7,350)	(2,231)	(1,510)
Total deferred	(12,001)	(2,668)	(4,286)
Total	$10,590	$9,387	$11,851

The following is a reconciliation of the standard U.S. statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	3.1	2.1	2.2
Tax rate differential on non-U.S. earnings	(19.3)	(23.8)	(21.3)
Compensation related items	4.3	6.5	6.1
Increase in valuation allowance	4.8	5.0	1.6
Tax benefit from Canadian tax currency election	—	(4.7)	—
Net tax (benefit) expense on IP transfer	(16.1)	3.7	1.6
Nondeductible loss on investment in Namex	3.8	—	—
Other	3.1	(0.8)	(4.0)
Effective income tax rate	18.7%	23.0%	21.2%

Significant components of our deferred income tax assets and liabilities consist of the following at June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$15,066	$6,905
Depreciation and amortization	373	485
Accrued expenses	5,112	2,587
Share-based compensation	14,712	11,897
Credit and other carryforwards	146	638
Other	1,369	—
Subtotal	36,778	22,512
Valuation allowance	(6,890)	(4,032)
Total deferred tax assets	29,888	18,480
Deferred tax liabilities:
Depreciation and amortization	(35,639)	(10,965)
IP installment obligation	(16,557)	(19,750)
Other	(1,237)	(248)
Total deferred tax liabilities	(53,433)	(30,963)
Net deferred tax liabilities	$(23,545)	$(12,483)
The current portion of the net deferred taxes at June 30, 2014 and 2013 consisted of an asset of $717 and $648, respectively, included in prepaid expenses and other current assets and a liability of $2,178 and $1,466, respectively, which is included in current liabilities in the accompanying consolidated balance sheet.
    In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowance has been recorded against the $14,712 deferred tax asset associated with share-based compensation charges at June 30, 2014. However, in the future, if the underlying awards expire, are released or exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. The increase in the valuation allowance from the prior year relates to losses incurred in certain jurisdictions for which management has determined that it is more likely than not that these losses will not be utilized in the foreseeable future. Based on the weight of available evidence at June 30, 2014, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results.
The deferred tax liabilities increased significantly in 2014 as a result of intangible assets from the recently acquired companies, Pixartprinting and People & Print Group. The deferred tax liabilities increased by $20,640 and $6,436 from Pixartprinting and People & Print Group, respectively.
As of June 30, 2014, we had gross U.S. federal and state net operating losses of approximately $1,010 that expire on various dates up to and through the year 2034. We had gross non-U.S. net operating loss and other carryforwards of approximately $94,492, a significant amount of which expire in 2021, with the remaining amounts expiring on various dates up to and through 2031. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Vistaprint group that are based in different tax jurisdictions. The impact of the transfer is recognized for income tax purposes only and not in our consolidated financial statements. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer is eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. However, the recipient entity will receive a tax benefit associated with the future amortization of the fair market value of the intellectual property received, which for tax purposes will occur over a period of five years in accordance with the applicable tax laws.
On January 2, 2012, one of our subsidiaries purchased Webs' global sales and distribution rights, customer lists, marketing intangibles, web-based technologies, software tools, and related technical data and know-how (collectively “Webs Intellectual Property”) in order to align the Webs business with our global operations. The transfer of assets occurred between two wholly owned legal entities within the Vistaprint group that are based in different tax jurisdictions, creating a taxable gain reportable in the transferor entity's jurisdiction. The gain is recognized for income tax purposes only and not in our consolidated financial statements. As the gain was the result of an intra-entity transaction in accordance with U.S. GAAP, any gain or loss and immediate tax impact is eliminated and not recognized in the consolidated financial statements. We recognize tax expense specifically associated with an intra-entity transfer of intangible property over a period equal to the expected economic lives of the underlying assets transferred. In the transfer of Webs' Intellectual Property, the weighted average amortization period of 13 years was determined based on the estimated economic lives of the intellectual property transferred.

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
As of June 30, 2014, undistributed earnings of our subsidiaries of $112,542 are considered to be indefinitely reinvested. If, in the future, we decide to repatriate undistributed earnings from certain of these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable at that time. Determination of the amount of withholding taxes that would be payable is not practicable due to the complexities associated with this hypothetical calculation.
A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2012	$6,320
Additions based on tax positions related to the current tax year	250
Reductions based on tax positions related to prior tax years	(234)
Reductions due to audit settlements	(654)
Balance at June 30, 2013	$5,682
Additions based on tax positions related to the current tax year	152
Additions based on tax positions related to prior tax years	1,244
Reductions due to lapse of statute of limitations	(334)
Balance at June 30, 2014	$6,744
For the years ended June 30, 2014 and 2013, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $3,061 and $2,157, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2014 and 2013 were $298 and $241, respectively.
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

One of our subsidiaries, Vistaprint Limited (domiciled in Bermuda), is currently under income tax audit by the IRS. In August 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax based on the IRS' assertion that Vistaprint Limited had income effectively connected with a U.S. Trade or Business. In September 2012, we filed a protest stating our formal disagreement with the facts and technical conclusions presented in the RAR and requesting the case be heard by the IRS Office of Appeals. We are currently in discussions with the Office of Appeals and we anticipate resolution of this matter could happen sometime in fiscal year 2015.
One of our subsidiaries, Vistaprint USA, Incorporated, has received Notices of Assessment from the Massachusetts Department of Revenue ("DOR") related to the tax years 2006-2008 and 2010-2011. The Notices contain adjustments to taxable income for these years. The issue in dispute is whether the DOR has the right to impute royalty income to Vistaprint USA in the years at issue associated with the use of certain intangible property by Vistaprint Limited, even though that intangible property was transferred for a lump-sum payment to Vistaprint Limited in an earlier year that is closed to adjustment by virtue of the governing statute of limitations. The 2006-2008 years were recently under review by the DOR Office of Appeals. In July, we received a Letter of Determination from the Office of Appeals rejecting our Application for Abatement and upholding the DOR’s original assessments. We are currently in the process of preparing a petition to have our case heard by the Massachusetts Appellate Tax Board. The 2010-2011 years are currently still in Appeals. However, we expect these years to follow a similar path to the 2006-2008 years. We continue to believe that the DOR’s position has no merit, and we intend to contest these assessments to the fullest extent possible.
In October 2013, Vistaprint USA, Incorporated and the IRS signed an RAR which effectively concluded the audit for the tax year 2011. We have included the impact of all RAR adjustments in our financial statements, accordingly, which did not have a material impact to our net income. The audit of the income tax return for the tax year 2012 continues to progress in the field examination stage.
One of our Canadian subsidiaries, Vistaprint North American Services Corp., was previously under income tax examination by the Canada Revenue Agency ("CRA") for the 2006 tax year. In October 2013, the Company had a formal hearing before the Appeals Division of the CRA. We were subsequently notified that the case has been concluded and the audit assessments have been overturned resulting in no additional tax owed. There are no adjustments to our income tax reserves required as a result of this finding.
    We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
15. Investment in Equity Interests
In the fourth quarter of fiscal 2014, we disposed of our investment in Namex Limited and its related companies, as discussions with management identified different visions in the execution of the long-term strategic direction of the business. We sold all of our Namex shares to Namex's majority shareholder and recognized a loss of $12,681, in other income (expense), net in our consolidated statement of operations.
Prior to the sale, we had a 45% investment that was accounted for using the equity method, as the investment was considered a variable interest entity and we were not the primary beneficiary. We recorded in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the years ended June 30, 2014 and 2013, in addition to the loss recognized on our sale, we recorded losses of $2,704 and 1,910, respectively, attributable to Namex in our consolidated statement of operations.
16. Noncontrolling Interest
We have certain investments in which we enter into strategic business arrangements with third parties and we have controlling interest. The balance sheet and operating activity of these entities are included in our consolidated financial statements for the period ended June 30, 2014. We adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests proportionate share of results. We present the proportionate share of equity attributable to the noncontrolling interests as temporary equity within our consolidated balance sheet.

On April 3, 2014 we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered redeemable noncontrolling equity interest. It is presented as temporary equity in our consolidated balance sheet for the period ended June 30, 2014, as it is redeemable for cash based on future financial results and not solely within our control. The noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. As of June 30, 2014, the redemption value is less than carrying value and therefore no adjustment has been made. For additional details please refer to Note 8 Business Combinations.
We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the twelve months ended June 30, 2014, we contributed $4,891 in cash and $1,100 in assets, and Plaza Create made an initial capital contribution of $4,818 in cash and assets valued at $955. The 49% noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet for the period ended June 30, 2014, due to certain default provisions contained in the agreement.
The following table presents the changes in our redeemable noncontrolling interests for the twelve months ended June 30, 2014:

Noncontrolling Interests
Balance as of June 30, 2013	$—
Capital contribution from noncontrolling interest	5,773
Adjustment to noncontrolling interest	56
Acquisition of noncontrolling interest	5,728
Net loss attributable to noncontrolling interest	(380)
Foreign currency translation	(17)
Balance as of June 30, 2014	$11,160
17. Segment Information
Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who constitutes our Chief Operating Decision Maker (“CODM”) for purposes of making decision about how to allocate resources and assess performance. We have three geographically based operating segments: North America, Europe, and Most of World, which includes our historical Asia Pacific business and global emerging markets. The results of our fourth quarter fiscal 2014 acquisitions of People & Print Group and Pixartprinting are included in our Europe segment results. The CODM measures and evaluates the performance of our operating segments based on revenue and income (loss) from operations.
Consistent with our historical reporting, the cost of our North America and Europe legal, human resource, and facilities management functions are not allocated to the reporting segments and instead reported and disclosed under the caption "Corporate and global functions," which includes expenses related to corporate support functions, software and manufacturing engineering, and the global component of our IT operations and customer sales and design support. Effective March 1, 2014 we revised our Most of World ("MOW") internal reporting structure to align to this model and, as such, have recast our historical segment income (loss) from operations to reflect those MOW specific costs as part of the Corporate and global function operating loss.
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

	Year Ended June 30,
	2014	2013	2012
Revenue:
North America	$700,197	$644,326	$543,860
Europe	502,090	452,202	415,213
Most of World	67,949	70,950	61,196
Total revenue	$1,270,236	$1,167,478	$1,020,269

	Year Ended June 30,
	2014	2013	2012
Income (loss) from operations:
North America	$236,274	$204,632	$165,803
Europe	129,784	102,196	99,059
Most of World	(4,111)	(2,808)	5,145
Corporate and global functions	(276,033)	(257,896)	(214,833)
Total income from operations	$85,914	$46,124	$55,174
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2014	2013	2012

United States	$653,216	$606,246	$515,584
Non-United States (1)	617,020	561,232	504,685
Total revenue	$1,270,236	$1,167,478	$1,020,269

	Year Ended June 30,
	2014	2013	2012

Physical printed products and other (2)	$1,189,905	$1,084,698	$951,097
Digital products/services	80,331	82,780	69,172
Total revenue	$1,270,236	$1,167,478	$1,020,269
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	June 30, 2014	June 30, 2013
Long-lived assets (3):
Netherlands	$106,918	$99,521
Canada	100,369	90,807
United States	49,037	35,943
Australia	35,367	36,774
Switzerland	31,201	4,522
Jamaica	25,431	26,730
Italy	20,356	—
Bermuda	7,570	14,667
India	6,958	4,429
Other	11,674	4,884
Total	$394,881	$318,277
___________________
(3) Excludes goodwill of $317,187 and $140,893, intangible assets, net of $110,214 and $30,337, deferred tax assets of $8,762 and $581 and the investment in equity interests of $0 and $11,248 as of June 30, 2014 and 2013, respectively.
18. Commitments and Contingencies
Lease Commitments
We are committed under operating leases for our facilities that expire on various dates through 2024. Total lease expense for the years ended June 30, 2014, 2013 and 2012 was $14,151, $11,720 and $10,083, respectively.
We lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2014, is $12,554, net of accumulated depreciation of $959; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2014 amounts to $8,875.
Future minimum payments required for our lease obligations for the next five fiscal years and thereafter are as follows at June 30, 2014:

	Operating lease obligations	Build-to-suit lease obligations (1)	Capital lease obligations
2015	$14,067	$—	$4,572
2016	7,200	8,989	2,985
2017	6,601	10,788	1,163
2018	4,816	10,788	477
2019	4,071	10,788	—
Thereafter	13,714	78,240	—
Total	$50,469	$119,593	$9,197
___________________
(1) Minimum payments relate to our Waltham lease obligation, please refer to Note 6 for additional details.
The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1,427 and $145, respectively. In addition, we provided a customary indemnification to the lessor for certain claims that may arise under the lease for which we have not recorded a liability as we have determined that the associated fair value is not material. We carry insurance policies that we believe would provide, in most cases, some, if not total, recourse to any claims arising from this lease indemnification provision.

Purchase Obligations
At June 30, 2014, we had unrecorded commitments under contract of $30,860, which were principally composed of inventory purchase commitments of approximately $11,956, production and computer equipment purchases of approximately $9,567, and other unrecorded purchase commitments of $9,337.
Debt
The required principal payments due during the next five years and thereafter under our outstanding long-term debt obligations (excluding our short-term uncommitted credit facility) at June 30, 2014 are as follows:

2015	$16,375
2016	18,422
2017	42,984
2018	349,078
2019	—
Thereafter	—
Total	$426,859
Other Obligations
We have an outstanding installment obligation of $16,556 related to the fiscal 2012 intra-entity transfer of Webs' Intellectual Property, which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2014.
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
19. Restructuring

During the second quarter of fiscal 2014 we closed our Singapore location, which provided strategic and administrative support services as part of our Most of World Segment and recognized expense associated with employee and facility termination costs. In the fourth quarter we executed a focused workforce reduction that impacted our North America, Europe and Corporate and global function segments. The following table summarizes the total restructuring costs incurred during the year ended June 30, 2014. There were no such charges during the year ended June 30, 2013.

Year ended June 30, 2014
Employee termination benefits	$5,238
Facility termination costs (1)	742
Total restructuring expense	$5,980
_____________________
(1) The year ended June 30, 2014 includes $472 of accelerated depreciation related to property, plant and equipment.

The following table summarizes the restructuring activity for the year ended June 30, 2014:

	Employee Termination Benefits	Facility Termination Costs
Accrued restructuring balance as of June 30, 2013	$—	$—
Restructuring additions	5,238	270
Cash payments	(2,706)	(270)
Accrued restructuring balance as of June 30, 2014	$2,532	$—
During the year ended June 30, 2014 we recognized restructuring expense of $3,164 in general and administrative, $1,274 in technology and development expense, $1,317 in marketing and selling expense and $225 in cost of goods sold. We do not expect to incur any additional costs related to these activities in future periods, however estimates may change which could result in additional expense.

20. Quarterly Financial Data (unaudited)

Year Ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$275,089	$370,807	$286,185	$338,156
Cost of revenue	95,790	120,789	100,903	133,611
Net income attributable to Vistaprint N.V.	412	40,875	1,375	1,034
Net income per share attributable to Vistaprint N.V.:
Basic	$0.01	$1.24	$0.04	$0.03
Diluted	$0.01	$1.18	$0.04	$0.03

Year Ended June 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$251,416	$348,312	$287,684	$280,066
Cost of revenue	88,027	114,150	99,107	99,009
Net income (loss) attributable to Vistaprint N.V.	(1,696)	22,960	5,866	2,305
Net income (loss) per share attributable to Vistaprint N.V.:
Basic	$(0.05)	$0.69	$0.18	$0.07
Diluted	$(0.05)	$0.66	$0.17	$0.07
Basic and diluted net income (loss) per share attributable to Vistaprint N.V. are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

21. Subsequent Events
On July 1, 2014 we acquired 100% of the outstanding shares of Fotoknudsen AS, a Norwegian consumer photo product company. At closing we paid €14,045 in cash ($19,224 based on the exchange rate as of the date of acquisition), subject to working capital and other adjustments. We utilized proceeds from our credit facility to finance the acquisition.
On August 7, 2014 we made a capital investment in Printi LLC, which operates in Brazil through a subsidiary. We paid $8,210 in cash, resulting in a 41.6% equity interest with options to increase our ownership incrementally over 9 years. This investment provides us access to a new market and an opportunity to drive longer-term growth in Brazil.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the year ended June 30, 2014, we completed the acquisitions of People & Print Group and Pixartprinting, which has expanded our internal control environment. The process of integrating policies, processes, people, technology and operations for the combined companies may result in additions or changes to our internal control over financial reporting in the future. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2014 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In accordance with SEC guidelines regarding the evaluation of internal control of entities subject to a business combination, we have excluded People & Print Group B.V. and its subsidiaries and Pixartprinting S.p.A and its subsidiaries from our assessment of internal control over financial reporting as of June 30, 2014. As previously announced, we acquired these entities on April 1, 2014 and April 3, 2014, respectively. The results of these acquisitions are included in our 2014 consolidated financial statements and represent approximately $43.3 million and $2.9 million of total and net assets, respectively, as of June 30, 2014 and $43.6 million and $3.5 million of revenues and net income attributable to Vistaprint, respectively, for the year then ended.
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria).
Based on our assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.
Our independent auditors have issued an audit report on internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Supervisory Board and Shareholders of
Vistaprint N.V.
We have audited Vistaprint N.V.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Vistaprint N.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vistaprint N.V. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of People & Print Group B.V. and its subsidiaries and Pixartprinting S.p.A and its subsidiaries, which are included in the consolidated financial statements of Vistaprint N.V as of June 30, 2014 and constituted approximately $43.3 million of total assets and $ 2.9 million of net assets as of June 30, 2014 and approximately $ 43.6 million of revenues and $3.5 million of net income for the year then ended. Our audit of internal control over financial reporting of Vistaprint N.V. also did not include an evaluation of the internal control over financial reporting of People & Print Group B.V. and its subsidiaries and Pixartprinting S.p.A and its subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vistaprint N.V. as of June 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014 of Vistaprint N.V. and our report dated August 15, 2014 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Boston, Massachusetts
August 15, 2014

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Directors and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2014 Annual General Meeting of Shareholders, which we refer to as our 2014 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.vistaprint.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2014. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.vistaprint.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2014 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2014 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2014 Proxy Statement captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2014 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 46 of this Report.
(b) List of Exhibits.
See the Exhibit Index attached to this Report.
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
August 15, 2014                         Vistaprint N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	President and Chief Executive Officer	August 15, 2014
Robert S. Keane	(Principal executive officer)

/s/ Ernst J. Teunissen	Executive Vice President and Chief Financial Officer	August 15, 2014
Ernst J. Teunissen	(Principal financial officer)

/s/ Michael C. Greiner	Senior Vice President and Chief Accounting Officer	August 15, 2014
Michael C. Greiner	(Principal accounting officer)

Member, Supervisory Board
Paolo De Cesare

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 15, 2014
John J. Gavin Jr.

/s/ Peter Gyenes	Member, Supervisory Board	August 15, 2014
Peter Gyenes

/s/ Eric C. Olsen	Member, Supervisory Board	August 15, 2014
Eric C. Olsen

/s/ George Overholser	Member, Supervisory Board	August 15, 2014
George Overholser

/s/ Richard T. Riley	Chairman, Supervisory Board	August 15, 2014
Richard T. Riley

/s/ Mark T. Thomas	Member, Supervisory Board	August 15, 2014
Mark T. Thomas

EXHIBIT INDEX

Exhibit
No.	Description
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

3.1	Articles of Association of Vistaprint N.V., as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012
10.1*	Amended and Restated 2000-2002 Share Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.2*	Form of Nonqualified Share Option Agreement under our 2000-2002 Share Incentive Plan is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)
10.3*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.4*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.5*	Amended and Restated 2005 Equity Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
10.6*
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

10.8*	2011 Equity Incentive Plan is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 8, 2011
10.9*	Form of Nonqualified Share Option Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011
10.10*
Form of Restricted Share Unit Agreement for employees and executives under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.11*
Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013

10.12*	2011 Inducement Share Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 29, 2011
10.13*
Amended and Restated Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 16, 2013

10.14*
Form of Annual Award Agreement for fiscal year 2014 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.15*
Form of Four-Year Award Agreement for fiscal years 2011-2014 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

10.16*
Form of Four-Year Award Agreement for fiscal years 2012-2015 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.17*
Form of Indemnification Agreement between Vistaprint N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.18*
Amended and Restated Executive Retention Agreement between Vistaprint N.V. and Robert S. Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.19*
Executive Retention Agreement between Vistaprint N.V. and Ernst Teunissen dated as of March 1, 2011 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011

10.20*
Form of Executive Retention Agreement between Vistaprint N.V. and each of Katryn Blake and Donald Nelson is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.21*
Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

10.22*
Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.23*
Amendment No. 2 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.24*
Amendment No. 3 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated July 25, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.25*
Amendment No. 4 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.26*
Memorandum clarifying relative precedence of agreements between Vistaprint N.V. and Robert S. Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.27*
Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen effective July 1, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30. 2011

10.28*
Amendment No. 1 to Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen dated July 24, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.29*
Amendment No. 2 to Employment Agreement between Vistaprint USA, Incorporated and Ernst Teunissen dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.30*
Contrat de travail (Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated December 7, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

10.31*
Avenant au Contrat de travail (Amendment to Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated October 14, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.32*
Lettre avenant au Contrat de travail (Letter Amending Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated July 24, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.33*
Lettre avenant au Contrat de travail (Letter Amending Employment Agreement) between Vistaprint SARL and Ernst Teunissen dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.34*
Separation Agreement dated June 30, 2014 between Vistaprint N.V. and Vistaprint Schweiz GmbH, on one hand, and Hauke Hansen, on the other hand, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 3, 2014

10.35*
Non-Competition and Non-Solicitation Agreement dated June 30, 2014 beween Vistaprint N.V. and Vistaprint Schweiz GmbH, on one hand, and Hauke Hansen, on the other hand, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 3, 2014

10.36*
Form of Invention and Non-Disclosure Agreement between Vistaprint and each of Robert Keane, Katryn Blake, and Donald Nelson is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.37*
Form of Confidential Information and Non-Competition Agreement between Vistaprint and each of Robert S. Keane, Katryn Blake, and Donald Nelson is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.38*	Summary of Compensatory Arrangements with Members of the Supervisory Board is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013
10.39
Amendment and Restatement Agreement dated as of February 8, 2013 among Vistaprint N.V., Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., and Vistaprint USA, Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders (the “Lenders”); and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended, among the Borrowers, the Lenders, and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.40
Amendment No. 1 dated as of January 17, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Vistaprint N.V., Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., and Vistaprint USA, Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 22, 2014

10.41
Form of Pledge and Security Agreement dated as of February 8, 2013 between each of Vistaprint USA, Incorporated and Webs, Inc. and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.42
Call Option Agreement between Vistaprint N.V. and Stichting Continuïteit Vistaprint dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009

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