Form 10-Q
period 2014-09-30
VISTAPRINT N.V.
filed 2014-10-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 24, 2014, there were 32,461,359 of Vistaprint N.V. ordinary shares, par value €0.01 per share, outstanding.

VISTAPRINT N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VISTAPRINT N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$60,921	$62,508
Marketable securities	9,399	13,857
Accounts receivable, net of allowances of $262 and $212, respectively	26,111	23,515
Inventory	13,004	12,138
Prepaid expenses and other current assets	34,815	45,923
Total current assets	144,250	157,941
Property, plant and equipment, net	357,287	352,221
Software and web site development costs, net	14,857	14,016
Deferred tax assets	9,820	8,762
Goodwill	321,743	317,187
Intangible assets, net	104,921	110,214
Other assets	31,270	28,644
Total assets	$984,148	$988,985
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$57,567	$52,770
Accrued expenses	117,976	121,177
Deferred revenue	27,445	26,913
Deferred tax liabilities	1,393	2,178
Short-term debt	14,384	37,575
Other current liabilities	170	888
Total current liabilities	218,935	241,501
Deferred tax liabilities	28,788	30,846
Lease financing obligation	31,083	18,117
Long-term debt	433,486	410,484
Other liabilities	45,562	44,420
Total liabilities	757,854	745,368
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests (Note 13)	10,109	11,160
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 32,453,590 and 32,329,244 shares outstanding, respectively	615	615
Treasury shares, at cost, 11,627,037 and 11,751,383 shares, respectively	(418,968)	(423,101)
Additional paid-in capital	310,805	309,990
Retained earnings	366,534	342,840
Accumulated other comprehensive (loss) income	(47,215)	2,113
Total shareholders’ equity attributable to Vistaprint N.V.	211,771	232,457
Noncontrolling interest	4,414	—
Total shareholders' equity	216,185	232,457
Total liabilities, noncontrolling interests and shareholders’ equity	$984,148	$988,985
See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2014	2013
Revenue	$333,932	$275,089
Cost of revenue (1)	130,221	95,790
Technology and development expense (1)	43,901	42,247
Marketing and selling expense (1)	111,823	102,433
General and administrative expense (1)	31,107	26,210
Income from operations	16,880	8,409
Other income (expense), net	12,114	(4,826)
Interest income (expense), net	(3,345)	(1,577)
Income before income taxes and loss in equity interests	25,649	2,006
Income tax provision	2,232	815
Loss in equity interests	—	779
Net income	23,417	412
Add: Net loss attributable to noncontrolling interests	277	—
Net income attributable to Vistaprint N.V.	$23,694	$412
Basic net income per share attributable to Vistaprint N.V.	$0.73	$0.01
Diluted net income per share attributable to Vistaprint N.V.	$0.71	$0.01
Weighted average shares outstanding — basic	32,386,820	32,659,375
Weighted average shares outstanding — diluted	33,154,436	34,373,818
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2014	2013
Cost of revenue	$31	$66
Technology and development expense	927	2,460
Marketing and selling expense	914	1,689
General and administrative expense	3,870	4,170

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$23,417	$412
Other comprehensive income:
Foreign currency translation	(46,257)	6,126
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	299	(260)
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	213	159
Unrealized loss on available-for-sale-securities	(4,254)	—
Unrealized loss on pension benefit obligation	(103)	—
Comprehensive (loss) income	(26,685)	6,437
Add: Comprehensive loss attributable to noncontrolling interests	1,051	—
Total comprehensive (loss) income attributable to Vistaprint N.V.	$(25,634)	$6,437

See accompanying notes.

VISTAPRINT N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2014	2013
Operating activities
Net income	$23,417	$412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,459	15,625
Share-based compensation expense	5,742	8,385
Excess tax benefits derived from share-based compensation awards	(319)	(1,494)
Deferred taxes	(4,157)	(2,224)
Loss in equity interests	—	779
Unrealized (gain) loss on derivative instruments included in net income	(3,468)	4,856
Change in fair value of contingent consideration	3,677	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(10,112)	(169)
Other non-cash items	541	233
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(2,566)	(2,818)
Inventory	(497)	124
Prepaid expenses and other assets	16,787	(4,108)
Accounts payable	6,452	(2,835)
Accrued expenses and other liabilities	(7,336)	(16,889)
Net cash provided by (used in) operating activities	52,620	(123)
Investing activities
Purchases of property, plant and equipment	(16,684)	(17,577)
Business acquisitions, net of cash acquired	(25,907)	—
Proceeds from sale of intangible assets	—	137
Purchases of intangible assets	(85)	(75)
Capitalization of software and website development costs	(3,539)	(1,814)
Investment in equity interests	—	(100)
Net cash used in investing activities	(46,215)	(19,429)
Financing activities
Proceeds from borrowings of debt	100,000	43,500
Payments of debt and debt issuance costs	(103,012)	(12,637)
Payments of withholding taxes in connection with share awards	(1,511)	(2,662)
Payments of capital lease obligations	(1,261)	—
Excess tax benefits derived from share-based compensation awards	319	1,494
Proceeds from issuance of ordinary shares	845	3,496
Net cash (used in) provided by financing activities	(4,620)	33,191
Effect of exchange rate changes on cash	(3,372)	947
Net (decrease) increase in cash and cash equivalents	(1,587)	14,586
Cash and cash equivalents at beginning of period	62,508	50,065
Cash and cash equivalents at end of period	$60,921	$64,651
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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other period. The consolidated balance sheet at June 30, 2014 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2014 included in the our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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

	Three Months Ended September 30,
	2014	2013
Gains (losses) on derivative instruments	$3,451	$(5,209)
Currency related gains, net (1)	8,663	383
Total other income (expense), net	$12,114	$(4,826)
_____________________
(1) Changes in our corporate entity operating structure, effective October 1, 2013, required us to alter our intercompany transactional and financing activities. We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and as the U.S. dollar strengthened relative to certain currencies during the three months ended September 30, 2014 we recognized significant gains.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares

	Three Months Ended September 30,
	2014	2013
Weighted average shares outstanding, basic	32,386,820	32,659,375
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	767,616	1,714,443
Shares used in computing diluted net income per share attributable to Vistaprint N.V.	33,154,436	34,373,818
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Vistaprint N.V.	1,065,898	928,215
Share-Based Compensation
During the three months ended September 30, 2014 and 2013, we recorded share-based compensation expense of $5,742 and $8,385, respectively. As of September 30, 2014, there was $40,697 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.8 years.
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
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	September 30, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,407	$4,992	$9,399
Total investments in available-for-sale securities	$4,407	$4,992	$9,399

	June 30, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,611	$9,246	$13,857
Total investments in available-for-sale securities	$4,611	$9,246	$13,857

________________________
(1) On February 28, 2014, we purchased shares in our publicly traded Japanese joint venture partner. Refer to Note 13 for further discussion of the separate joint business arrangement.
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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$9,399	$9,399	$—	$—
Currency forward contracts	3,110	—	3,110	—
Interest rate swap contracts	102	—	102	—
Total assets recorded at fair value	$12,611	$9,399	$3,212	$—

Liabilities
Interest rate swap contracts	$(264)	$—	$(264)	$—
Currency forward contracts	(66)	—	(66)	—
Contingent consideration	(18,555)	—	—	(18,555)
Total liabilities recorded at fair value	$(18,885)	$—	$(330)	$(18,555)

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$13,857	$13,857	$—	$—
Currency forward contracts	382	—	382	—
Total assets recorded at fair value	$14,239	$13,857	$382	$—

Liabilities
Interest rate swap contracts	$(745)	$—	$(745)	$—
Currency forward contracts	(806)	—	(806)	—
Contingent consideration	(16,072)	—	—	(16,072)
Total liabilities recorded at fair value	$(17,623)	$—	$(1,551)	$(16,072)
During the three months ended September 30, 2014 and the year ended June 30, 2014 there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Our fourth quarter fiscal 2014 acquisitions of People & Print Group and Pixartprinting provided for contingent consideration payable based on the achievement of certain financial results. For People & Print Group, the payment is contingent upon the achievement of an initial calendar year 2014 earnings before interest, taxes, depreciation and amortization (EBITDA) margin threshold but ultimately payable based on revenue and EBITDA performance for calendar year 2015. The Pixartprinting payment is contingent on the achievement of revenue and EBITDA performance for calendar year 2014.
The contingent consideration obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within general and administrative expenses in the consolidated statements of operations during the period in which the change occurs.

The following table represents the changes in fair value of Level 3 contingent consideration:

	Current liabilities: contingent consideration	Long-term liabilities: contingent consideration	Total contingent consideration
Balance at June 30, 2014	$6,276	$9,796	$16,072
Fair value adjustment	3,096	581	3,677
Foreign currency impact	(496)	(698)	(1,194)
Balance at September 30, 2014	$8,876	$9,679	$18,555

As of September 30, 2014 and June 30, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2014, we performed an evaluation of the estimated fair value of our debt and determined that the fair value approximated the carrying value of the liability. As of June 30, 2014 the carrying value of our debt was $448,059 and the fair value was $460,098. Our debt is a variable rate debt instrument indexed to LIBOR that resets periodically. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2014 and 2013, we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of September 30, 2014, we estimate that $944 will be reclassified from accumulated other comprehensive (loss) income to interest income during the twelve months ending June 30, 2015. As of September 30, 2014, we had eight outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from July 2014 through January 2017. Since the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2014	$255,000
Contracts with a future start date	40,000
Total	$295,000
Hedges of Currency Risk
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. We did not elect hedge accounting for our current currency forward contract activity, as we performed an analysis to evaluate the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. However, we may elect to apply hedge accounting in future scenarios. During the three months ended September 30, 2014 and 2013, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other income (expense), net. As of September 30, 2014, we have no outstanding currency forward contracts that qualify for hedge accounting and, as such, there are no current balances to be reclassified into earnings over the next twelve months.
    As of September 30, 2014, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$175,124	December 2013 through September 2014	Various dates through March 2016	266	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2014 and June 30, 2014:

	September 30, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$163	$(61)	$102	Other current liabilities/other liabilities	$(264)	$—	$(264)
Total derivatives designated as hedging instruments		$163	$(61)	$102		$(264)	$—	$(264)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$4,008	$(898)	$3,110	Other current liabilities	$(66)	$—	$(66)
Total derivatives not designated as hedging instruments		$4,008	$(898)	$3,110		$(66)	$—	$(66)

	June 30, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities/other liabilities	$(771)	$26	$(745)
Total derivatives designated as hedging instruments		$—	$—	$—		$(771)	$26	$(745)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$410	$(28)	$382	Other current liabilities	$(1,058)	$252	$(806)
Total derivatives not designated as hedging instruments		$410	$(28)	$382		$(1,058)	$252	$(806)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three months ended September 30, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended September 30,
In thousands	2014	2013
Currency contracts that hedge revenue	—	(107)
Currency contracts that hedge cost of revenue	—	59
Currency contracts that hedge technology and development expense	—	70
Currency contracts that hedge general and administrative expense	—	12
Interest rate swaps	299	(294)
	$299	$(260)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain/(Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
In thousands	2014	2013
Currency contracts that hedge revenue	$—	$(120)	Revenue
Currency contracts that hedge cost of revenue	—	(112)	Cost of revenue
Currency contracts that hedge technology and development expense	—	122	Technology and development expense
Currency contracts that hedge general and administrative expense	—	11	General and administrative expense
Interest rate swaps	(284)	(75)	Interest income (expense), net
Total before income tax	(284)	(174)	Income (loss) before income taxes and loss in equity interests
Income tax	71	15	Income tax provision (benefit)
Total	$(213)	$(159)

The following table presents the adjustment to fair value recorded within the statement of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended September 30,
In thousands	2014	2013
Currency contracts	$3,451	$(5,209)	Other income (expense), net

5. Accumulated Other Comprehensive (Loss) Income
The following table presents a roll forward of amounts recognized in accumulated other comprehensive (loss) income by component, net of tax of $129, for the three months ended September 30, 2014:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Currency translation adjustments	Total
Balance as of June 30, 2014	(803)	9,246	(2,724)	(3,606)	2,113
Other comprehensive (loss) income before reclassifications	299	(4,254)	(103)	(45,483)	(49,541)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	213	—	—	—	213
Net current period other comprehensive (loss) income	512	(4,254)	(103)	(45,483)	(49,328)
Balance as of September 30, 2014	$(291)	$4,992	$(2,827)	$(49,089)	$(47,215)

6. Waltham and Lexington Lease Arrangements
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a yet to be constructed facility in Waltham, Massachusetts, USA. The Waltham lease will commence upon completion of the building, scheduled for the first quarter of fiscal 2016, and will extend eleven years from the commencement date. The cash expected to be paid ratably over the initial eleven-year term of the lease is approximately $119,593 starting in September 2015.
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
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of September 30, 2014 we have recorded $31,083 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation. The asset is included as construction in progress in property, plant and equipment, net in the consolidated balance sheet. Once the construction is completed, we will evaluate the Waltham lease in order to determine whether or not the lease meets the criteria for "sale-leaseback" treatment.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the Waltham lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcate our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. We recognized non-cash rent expense of $375 in our consolidated statement of operations for the land operating lease during the three months ended September 30, 2014.

7. Business Combinations
Acquisition of FotoKnudsen
On July 1, 2014, we acquired 100% of the outstanding shares of FotoKnudsen AS, a Norwegian photo product company focused primarily on the Norwegian markets. At closing, we paid €14,045 ($19,224 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $394 which were recorded during the year ended June 30, 2014 in general and administrative expenses. No additional transaction costs were recorded during the three months ended September 30, 2014.
The excess of the purchase price paid over the fair value of FotoKnudsen’s net assets was recorded as goodwill, which is primarily attributable to cost synergies expected from manufacturing efficiency opportunities and the value of the workforce of FotoKnudsen. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Albumprinter reporting unit that is part of the All Other Business Units reportable segment. The revenue and earnings included in our consolidated financial statements since the acquisition date are not material. Pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements.
The purchase price allocation is considered provisional as the valuation and tax accounting are preliminary. The preliminary fair value of the assets acquired and liabilities assumed was:

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed, net:	$(1,496)	n/a
Identifiable intangible assets:
Customer relationships	5,615	6
Trade name	2,869	6
Developed technology	734	2
Goodwill	11,502	n/a
Total purchase price	$19,224

8. Goodwill and Acquired Intangible Assets
Goodwill
    The carrying amount of goodwill by segment as of June 30, 2014 and September 30, 2014 is as follows:

	Vistaprint Business Unit	All Other Business Units	Total
Balance as of June 30, 2014 (1)	$138,007	$179,180	$317,187
Acquisitions	—	23,666	23,666
Effect of currency translation adjustments (2)	(6,145)	(12,965)	(19,110)
Balance as of September 30, 2014	$131,862	$189,881	$321,743
_________________
(1) Our segment reporting has been revised as of July 1, 2014 and, as such, we have re-allocated our goodwill by segment for the period ended June 30, 2014. See Note 14 for additional details.
(2) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.

In connection with the July 1, 2014 revision to our reportable segments, the composition of one of our reporting units was divided and realigned to new operating segments. We reassigned the goodwill for this reporting unit using the relative fair value approach and performed a goodwill impairment test immediately before and after the reorganization of the reporting structure in order to determine whether the reorganization did not mask a goodwill impairment charge. We estimated the fair values of our reporting units using a discounted cash flow methodology. The discounted cash flows are based on our strategic plans and best estimates of revenue growth and operating profit by each reporting unit. Our analysis requires the exercise of significant judgment, including the identification of reporting units and assumptions about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Our analysis concluded that the estimated fair value of each reporting unit sufficiently exceeds its carrying value and thus no further evaluation of impairment is necessary.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three months ended September 30, 2014 and 2013 was $6,631 and $2,304, respectively. Amortization expense has increased significantly in fiscal 2015 due to the acquisitions of People & Print Group, Pixartprinting and FotoKnudsen.
9. Accrued Expenses
Accrued expenses included the following:

	September 30, 2014	June 30, 2014
Compensation costs (1)	$33,222	$46,375
Income and indirect taxes	25,213	23,190
Advertising costs	20,188	19,299
Shipping costs	4,089	4,104
Purchases of property, plant and equipment	4,681	3,687
Professional costs	2,726	2,224
Other (2)	27,857	22,298
Total accrued expenses	$117,976	$121,177
_____________________
(1) The decrease in accrued compensation costs is principally a result of the payment of our fiscal 2014 annual incentive compensation plans in the three months ended September 30, 2014 offset by compensation costs accrued during fiscal 2015.
(2) The increase is primarily due to the increase in the short-term portion of the contingent consideration liability of $2,600 as of September 30, 2014.
10. Debt

	September 30, 2014	June 30, 2014
Current portion of long-term debt (1)	$7,884	$16,375
Short-term uncommitted credit facility	6,500	21,200
Total short-term debt	14,384	37,575
Long-term debt (1)	433,486	410,484
Total debt outstanding	$447,870	$448,059
_____________________
(1) Balances as of September 30, 2014 are inclusive of short-term and long-term debt discounts of $116 and $464, respectively.
JP Morgan Credit Facility
On September 23, 2014, we entered into amendment no. 2 to our credit agreement resulting in an increase to aggregate loan commitments under the credit agreement to a total of $850,000 and by increasing the commitments of many of our existing lenders. The amendment also extended the tenor of our borrowings to September 23, 2019. As of September 30, 2014, we have a committed credit facility of $850,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $160,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of September 30, 2014, the weighted-average interest rate on outstanding borrowings was 2.18%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of September 30, 2014.
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of certain fundamental organizational changes or intercompany activities, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2019. The credit agreement also contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

•	our total leverage ratio, which is the ratio of our consolidated total indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 4.50 to 1.00.

•	our senior secured leverage ratio, which is the ratio of our consolidated senior secured indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 3.25 to 1.00.

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.00 to 1.00.
(*) The definitions of EBITDA, consolidated total indebtedness, and consolidated senior secured indebtedness are maintained in our credit agreement included as an exhibit to our Form 8-K filed on February 13, 2013, as amended by amendments no. 1 and no. 2 to the credit agreement included as exhibits to our Forms 8-K filed on January 22, 2014 and September 25, 2014.
Our credit agreement also contains customary representations, warranties and events of default. As of September 30, 2014, we were in compliance with all financial and other covenants under the credit agreement.
Additional line of credit
We have an uncommitted line of credit with Santander Bank, N.A, and under the terms of the agreement we may borrow up to $25,000 at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of September 30, 2014 the variable interest rate was determined based on LIBOR plus 1.20%. The LIBOR rate is determined on the date of borrowing and is based on the length of the specific loan. As of September 30, 2014 the weighted-average interest rate on outstanding borrowings of $6,500 was 1.32%.
11. Income Taxes
Income tax expense was $2,232 for the three months ended September 30, 2014, as compared to $815 for the same prior year period. The increase is primarily attributable to higher consolidated pre-tax earnings as compared to same prior year period, offset by tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model.
Our consolidated annual effective tax rate is primarily impacted by changes in the amount and geographical mix of consolidated pre-tax income. For fiscal 2015, we are forecasting a lower consolidated annual effective tax rate as compared to fiscal 2014, primarily as a result of a more favorable geographical mix of consolidated pre-tax earnings and greater tax benefits recognized as a result of the changes to our corporate entity operating structure described above. We expect our cash paid for income taxes for fiscal 2015 to be higher than our income tax expense as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period.

     As of September 30, 2014, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $6,200, including accrued interest of $293. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. There have been no significant changes to the net liability during the three months ended September 30, 2014. Of the total amount of unrecognized tax benefits, approximately $3,155 will reduce the effective tax rate if recognized.
It is reasonably possible that a change in unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. It is reasonably possible our unrecognized tax benefits will be reduced by approximately $950 sometime during fiscal 2015. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2007 through 2014 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2006 through 2014 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
One of our subsidiaries, Vistaprint Limited (domiciled in Bermuda), is currently under income tax audit by the IRS. In August 2012, we received a Revenue Agent's Report (“RAR”) from the IRS proposing tax assessments for the 2007 to 2009 tax years. The issue in dispute is the imposition of U.S. federal income tax based on the IRS' assertion that Vistaprint Limited had income effectively connected with a U.S. Trade or Business. The matter is currently under review by the IRS Office of Appeals. We anticipate resolution of this matter could happen sometime in fiscal year 2015. In addition, one of our U.S. subsidiaries, Vistaprint USA, Incorporated, is currently under audit by the IRS for the 2012 and 2013 tax years.
Vistaprint USA, Incorporated, has received Notices of Assessment from the Massachusetts Department of Revenue ("DOR") related to the tax years 2006-2008 and 2010-2011. The Notices contain adjustments to taxable income for these years. The issue in dispute is whether the DOR has the right to impute royalty income to Vistaprint USA, Incorporated in the years at issue associated with the use of certain intangible property by Vistaprint Limited, even though that intangible property was transferred for a lump-sum payment to Vistaprint Limited in an earlier year that is closed to adjustment by virtue of the governing statute of limitations. The matter was recently under review by the DOR Office of Appeals. In July 2014, we received a Letter of Determination from the Office of Appeals rejecting our Application for Abatement and upholding the DOR’s original assessments. In August 2014, we filed a petition to have our case heard by the Massachusetts Appellate Tax Board. We continue to believe that the DOR’s position has no merit, and we intend to contest these assessments to the fullest extent possible.
    We believe that our income tax reserves associated with these matters are adequate and that the positions reported on our tax returns will be sustained on their technical merits. However, the final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
12. Variable Interest Entities ("VIE")
VIE of Which We are the Primary Beneficiary
Investment in Printi LLC
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a new market and the opportunity to drive longer-term growth in Brazil. We paid $8,210 in cash for preferred shares resulting in a 41.6% equity interest in Printi with call options to increase our ownership incrementally over a 9-year period. The first contingent call option is exercisable in the fourth quarter of fiscal 2015 for approximately $10,000 and would increase our ownership to 49.99%.
Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.

In aggregating our rights, as well as those of our de facto agents, the group as a whole has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses and the right to receive benefits from the entity. In situations where a de facto agency relationship is present, one party is required to be identified as the primary beneficiary and the evaluation requires significant judgment. The factors considered include the presence of a principal/agent relationship, the relationship and significance of activities to the reporting entity, the variability associated with the VIE's anticipated economics and the design of the VIE. The analysis is qualitative in nature and is based on weighting the relative importance of each of the factors in relation to the specifics of the VIE arrangement. Upon our investment we performed an analysis and concluded that we are the party that is most closely associated with Printi, as we are most exposed to the variability of the economics and therefore considered the primary beneficiary.
As we are the primary beneficiary, our consolidated financial statements include the accounts of Printi from August 7, 2014. The results are immaterial to our consolidated statement of operations for the three months ended September 30, 2014. We have recognized the assets and liabilities on the basis of their fair values at the date of our investment, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price, $12,164 was allocated to goodwill, $4,414 to noncontrolling interests and $460 to net assets. The purchase price allocation is considered provisional as the valuation of acquired intangible assets and noncontrolling interests are preliminary.
VIE of Which We are Not the Primary Beneficiary
Namex Limited
In the fourth quarter of fiscal 2014, we disposed of our investment in Namex Limited and its related companies, as discussions with management identified different visions in the execution of the long-term strategic direction of the business. Prior to the sale, our investment was accounted for using the equity method, as the investment was considered a VIE and we were not the primary beneficiary. We recorded in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the three months ended September 30, 2013, we recorded a loss of $779 attributable to Namex in our consolidated statement of operations.
13. Noncontrolling Interests
In certain of our strategic investments we have purchased a controlling equity stake, but there remains a minority portion of the equity that is owned by a third party.The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control are presented as equity.
Redeemable noncontrolling interests
On April 3, 2014 we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. As of September 30, 2014, the redemption value is less than carrying value and therefore no adjustment has been made.
We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During fiscal 2014, we contributed $4,891 in cash and $1,100 in assets, and Plaza Create made an initial capital contribution of $4,818 in cash and $955 in assets. The 49% noncontrolling equity interest in the business is considered a redeemable noncontrolling interest as of September 30, 2014, due to certain default provisions contained in the agreement.
Noncontrolling interest

On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The net income (loss) of the operations allocated to the noncontrolling interest will consider our stated liquidation preference in applying the income or loss to each party.
The following table presents the changes in our noncontrolling interests for the three months ended September 30, 2014:

	Redeemable noncontrolling Interests	Noncontrolling interest
Balance as of June 30, 2014	$11,160	$—
Acquisition of noncontrolling interest	—	4,414
Net loss attributable to noncontrolling interest	(277)	—
Foreign currency translation	(774)	—
Balance as of September 30, 2014	$10,109	$4,414
14. Segment Information
During the first quarter of fiscal 2015 we revised our internal management organizational and reporting structure to better align to our strategy of delivering mass customized products to multiple customer segments via various brands. Our operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. The CODM measures and evaluates the performance of our operating segments based on revenue and income (loss) from operations. We have identified several operating segments under our new management reporting structure which are reported in the following two reportable segments:

•
Vistaprint Business Unit - Aggregates the operations of our core Vistaprint branded business in the North America, Europe, Australia and New Zealand markets, and our Webs branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•
All Other Business Units - Includes the operations of our Albumprinter, People & Print Group, Pixartprinting, and Most of World business units. Our Most of World business unit is focused on our emerging market portfolio, including operations in India and Japan. These business units have been combined into one reportable segment based on materiality.

Consistent with our historical reporting, the cost of our global legal, human resource, finance, facilities management, software and manufacturing engineering, and the global component of our IT operations functions are generally not allocated to the reporting segments and are instead reported and disclosed under the caption "Corporate and global functions." Corporate and global functions is a cost center and does not meet the definition of an operating segment. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM, for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.
The following factors, among others, may limit the comparability of income from operations by segment:

•	We do not allocate support costs across operating segments or corporate and global functions.

•
Some of our recently acquired business units are burdened by the costs of their local finance, HR, and other administrative support functions, whereas other business units leverage our global functions and do not receive an allocation for these services.

•
Our All Other Business Units reporting segment includes our Most of World business unit, which has operating losses as it is in its early stage of investment relative to the scale of the underlying business.

Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment.
Revenue by segment is based on the business unit-specific websites through which the customer’s order was transacted. The following tables set forth revenue and income from operations by reportable segment.

	Three Months Ended September 30,
	2014	2013
Revenue:
Vistaprint Business Unit	$271,685	$255,780
All Other Business Units	62,247	19,309
Total revenue	$333,932	$275,089

	Three Months Ended September 30,
	2014	2013
Income (loss) from operations:
Vistaprint Business Unit	$77,066	$64,928
All Other Business Units	(5,772)	(6,154)
Corporate and global functions	(54,414)	(50,365)
Total income from operations	$16,880	$8,409
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended September 30,
	2014	2013

United States	$165,318	$154,900
Non-United States (1)	168,614	120,189
Total revenue	$333,932	$275,089

	Three Months Ended September 30,
	2014	2013

Physical printed products and other (2)	$315,121	$254,300
Digital products/services	18,811	20,789
Total revenue	$333,932	$275,089
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	September 30, 2014	June 30, 2014
Long-lived assets (3):
Netherlands	$108,370	$106,918
Canada	98,692	100,369
United States	60,926	49,037
Australia	31,926	35,367
Switzerland	27,089	31,201
Jamaica	25,034	25,431
Italy	22,027	20,356
Bermuda	7,343	7,570
India	8,171	6,958
Other	13,836	11,674
Total	$403,414	$394,881
___________________
(3) Excludes goodwill of $321,743 and $317,187, intangible assets, net of $104,921 and $110,214 and deferred tax assets of $9,820 and $8,762 as of September 30, 2014 and June 30, 2014, respectively.
15. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, inclusive of the Waltham lease arrangement discussed in Note 6. Total lease expense for the three months ended September 30, 2014 and 2013 was $4,388 and $3,032, respectively.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2014, is $13,949, net of accumulated depreciation of $1,824; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2014 amounts to $10,120.
Purchase Obligations
At September 30, 2014, we had unrecorded commitments under contract of $33,200, which were principally composed of inventory purchase commitments of approximately $13,151, production and computer equipment purchases of approximately $9,401, and other unrecorded purchase commitments of $10,648.
Other Obligations
We have an outstanding installment obligation of $15,749 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2014.
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
In July 2014 we changed our internal management reporting structure from geographic-based segments to brand-based segments, resulting in the Vistaprint Business Unit ("VBU") and the All Other Business Units reportable segments. VBU represents our core Vistaprint brand focused on the North America, Europe, Australia and New Zealand markets, and our Webs branded business, which is managed with the Vistaprint-branded digital business. The All Other Business Unit is an aggregation of the smaller branded businesses in our portfolio - Albumprinter, People & Print Group, Pixartprinting, and Most of World business units.
For the three months ended September 30, 2014, we reported consolidated revenue of $333.9 million, representing 21% reported revenue growth over the same period in the prior year and 21% growth in constant-currency terms. Consolidated constant-currency revenue growth, excluding the revenue of the People & Print Group, Pixartprinting and FotoKnudsen acquisitions, was 6% for the three months ended September 30, 2014.
Diluted earnings per share for the three months ended September 30, 2014 increased to $0.71 from $0.01 in the prior year. This increase was driven by revenue performance, advertising efficiency and significant gains recognized from currency movements in the period principally from changes in the fair value of our currency forward contracts for which we have not elected hedge accounting and currency gains on intercompany loans. We have been successful in improving profitability and expanding our margins while we continue to make investments in product quality and software development in our core business, as well as strategic investments like our FotoKnudsen acquisition and minority investment in Printi. We believe investments such as these, as well as our other key initiatives, will collectively enable us to scale and strengthen our competitive position and enhance long-term shareholder value.
Our long-term aspiration is to become the leader in mass customization globally, which we believe we can achieve through three focus areas:

•
What we are passionate about: empowering millions of people to make an impression. We strive to make it easy and affordable for our customers to communicate through customized physical products the thoughts, messages, and sentiments that are important to them. Our products help enable small businesses to grow, families to share memories, and teams and associations to build community.

•
Where we can be best in the world: computer-integrated manufacturing. Computer-integrated manufacturing harnesses the power of computers and software to control the entire production process to make manufacturing faster, less error-prone, more flexible, and lower cost.

•
What drives our economic engine: large scale in small quantities. Traditional production economics are that per-unit production costs are low when items are produced in high quantities, and that per-unit production costs are high when items are produced in low quantities. By centrally aggregating and producing millions of customer orders via our technology and manufacturing scale, we are able to achieve per-unit economics much closer to traditional high-volume applications, but we deliver to customers an individual customized product in very small volumes. This enables us to achieve higher gross margins than traditional printing companies while at the same time offer lower prices to our customers.

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three months ended September 30,
	2014	2013
As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	39.0%	34.8%
Technology and development expense	13.1%	15.4%
Marketing and selling expense	33.5%	37.2%
General and administrative expense	9.3%	9.5%
Income from operations	5.1%	3.1%
Other income (expense), net	3.6%	(1.8)%
Interest income (expense), net	(1.0)%	(0.6)%
Income before income taxes and loss in equity interests	7.7%	0.7%
Income tax provision	0.7%	0.3%
Loss in equity interests	—%	0.3%
Net income	7.0%	0.1%
Add: Net loss attributable to noncontrolling interests	0.1%	—%
Net income attributable to Vistaprint N.V.	7.1%	0.1%

In thousands

	Three Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue	$333,932	$275,089	21%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, with a smaller percentage of revenue coming from order referral fees and other third-party offerings.
Vistaprint Business Unit
Revenue for the three months ended September 30, 2014 increased 6% to $271.7 million compared to the three months ended September 30, 2013 as the Vistaprint Business Unit experienced growth from strong repeat customer activity and increases in average order value. We experienced improved revenue growth trends in the U.S., U.K. and Germany markets where we made major pricing and channel marketing changes in fiscal 2014. In addition we have seen year over year improvement in our customer Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10). Our revenue performance was not materially impacted by currency for the period.
We believe our current revenue growth rate remains below our historical levels because we are in the midst of a major transformation of our customer value proposition in our largest business, the Vistaprint brand. This multi-year transformation began in 2011 and is intended over time to improve customer loyalty and long-term returns through improvements to pricing consistency and transparency, site experience, customer communications, product selection, product quality, merchandising, marketing messaging and customer service. Some of these efforts continue to create revenue headwinds in certain markets as we move toward industry-standard marketing and merchandising approaches, reduce our use of free and deep discount promotions as tools for customer acquisition and retention, and reduce our advertising spend as a percentage of revenue and in absolute dollars.
All Other Business Units
Revenue for the three months ended September 30, 2014 increased to $62.2 million from $19.3 million in the prior comparable period, primarily due to the addition of revenue from our fourth quarter fiscal 2014 acquisitions of People & Print and Pixartprinting of $14.9 million and $23.7 million respectively.
Total revenue by reportable segment for the three months ended September 30, 2014 and 2013 are shown in the following table:

In thousands	Three months ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency revenue growth
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions (1)
Vistaprint Business Unit	$271,685	$255,780	6%	—%	6%	—%	6%
All Other Business Units	62,247	19,309	222%	2%	224%	(218)%	6%
Total revenue	$333,932	$275,089	21%	—%	21%	(15)%	6%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP. Constant-currency revenue growth excluding acquisitions excludes revenue results for our Q4 2014 acquisitions of People & Print Group and Pixartprinting and our Q1 2015 acquisition of FotoKnudsen.
Operating Expenses
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended September 30,
	2014	2013	2014 vs. 2013
Cost of revenue	$130,221	$95,790	36%
% of revenue	39.0%	34.8%
Technology and development expense	$43,901	$42,247	4%
% of revenue	13.1%	15.4%
Marketing and selling expense	$111,823	$102,433	9%
% of revenue	33.5%	37.2%
General and administrative expense	$31,107	$26,210	19%
% of revenue	9.3%	9.5%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the three months ended September 30, 2014, as the recently acquired People & Print Group and Pixartprinting operations have a lower gross margin profile than our traditional business; however, these companies have lower marketing and selling costs.
Vistaprint Business Unit
The Vistaprint Business Unit cost of revenue increased to $90.6 million for the three months ended September 30, 2014 from $85.9 million in the prior period, as we produced more revenue volume during the first quarter of fiscal 2015 as compared to the same period in fiscal 2014. In addition we incurred incremental overhead related costs of $3.1 million due to certain investments in our plant operations during the three months ended September 30, 2014. These expense increases were offset in part by other productivity and efficiency gains.
All Other Business Units
The increase in cost of revenue to $39.6 million for the All Other Business Units segment for the three months ended September 30, 2014, as compared to $9.9 million in the prior period, was primarily due to additional manufacturing costs of $30.2 million for the recently acquired People & Print Group, Pixartprinting and FotoKnudsen operations.
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
The growth in our technology and development expenses of $1.7 million for three months ended September 30, 2014 was primarily due to increased payroll and facility-related costs of $3.3 million as a result of an increase in headcount in our technology development and information technology support organizations. At September 30, 2014, we employed 917 employees in these organizations compared to 791 employees at September 30, 2013. Amortization expense increased by $1.1 million as a result of the People & Print Group, Pixartprinting and FotoKnudsen acquisitions. These expense increases were partially offset by a decline in share-based compensation expense of $1.5 million as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during the three months ended September 30, 2014, we had higher net capitalization of software costs of $1.1 million due to an increase in current costs that qualified for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $9.4 million during three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to additional amortization expense of $3.3 million for the customer and trademark related intangible assets acquired with the People & Print Group, Pixartprinting, and FotoKnudsen businesses and an increase of payroll and facility-related costs of $2.6 million as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued our investment in the Vistaprint Business Unit customer service resources in order to provide higher value to our customers. At September 30, 2014, we employed 2,191 employees in these organizations compared to 1,701 employees at September 30, 2013. Our advertising costs increased moderately by $1.5 million due to the activity of our recent acquisitions, offset by advertising efficiency gains in the Vistaprint

Business Unit. Other marketing and selling expenses also increased by $2.8 million due to increased employee travel and training and recruitment costs. The increase in marketing and selling expense was partially offset by decreased share-based compensation expense of $0.8 million during the three months ended September 30, 2014 as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested at December 31, 2013.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three months ended September 30, 2014 our general and administrative expenses increased as compared to fiscal 2013 by $4.9 million, primarily due to an increase of $3.7 million of expense for the increase in the fair value of the contingent consideration liability for both People & Print Group and Pixartprinting since June 30, 2014. Other general and administrative costs increased $1.9 million primarily due to increased professional fees and other external fees. These increases were partially offset by a net decrease of $0.7 million related to reduced payroll and facility related charges and share-based compensation. At September 30, 2014 we employed 407 employees in these organizations compared to 400 employees at September 30, 2013.
Other income (expense), net
Other income (expense), net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments. The following table summarizes the components of other income (expense), net:

	Three Months Ended September 30,
	2014	2013
Gains (losses) on derivative instruments	$3,451	$(5,209)
Currency related gains, net	8,663	383
Total other income (expense), net	$12,114	$(4,826)
During the three months ended September 30, 2014, we recognized $12.1 million of currency related gains, as compared to $4.8 million of losses during the three months ended September 30, 2013. The increase in other income (expense), net is due in part to a net unrealized gain of $3.5 million recognized on our currency forward contracts for which we did not seek hedge accounting, as compared to the net loss of $5.2 million that was recognized in the three months ended September 30, 2013. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
In addition, changes in our corporate entity operating structure, effective on October 1, 2013, required us to alter our intercompany transactional and financing activities. We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility. As the U.S. dollar strengthened significantly compared to certain currencies, we recognized gains of $8.7 million during the three months ended September 30, 2014, as compared to $0.4 million during the three months ended September 30, 2013.
Interest expense, net
Interest expense, net was $3.3 million and $1.6 million, for the three months ended September 30, 2014 and 2013, respectively, and primarily consists of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs. The increase in interest expense, net in the current period compared to the prior year period is a result of increased borrowing levels under our credit facility.

Income tax provision

	Three Months Ended September 30,
	2014	2013
Income tax provision	$2,232	$815
Effective tax rate	8.7%	40.6%
The increase in tax expense is primarily attributable to higher consolidated pre-tax earnings, offset by tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013, as further described below.
Our consolidated annual effective tax rate is primarily impacted by changes in the amount and geographical mix of consolidated pre-tax income. For fiscal 2015, we are forecasting a lower consolidated annual effective tax rate as compared to fiscal 2014, primarily as a result of a more favorable geographical mix of consolidated pre-tax earnings and greater tax benefits recognized as a result of changes to our corporate entity operating structure in fiscal 2014, described below. We expect our cash paid for income taxes for fiscal 2015 to be higher than our income tax expense as a result of material non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period.
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
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Three Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$52,620	$(123)
Net cash used in investing activities	(46,215)	(19,429)
Net cash (used in) provided by financing activities	(4,620)	33,191
At September 30, 2014, we had $60.9 million of cash and cash equivalents and $447.9 million of outstanding debt. Cash and cash equivalents decreased by $1.6 million during the three months ended September 30, 2014. The cash flows during the three months ended September 30, 2014 related primarily to the following items:
Cash inflows:

•	Net income of $23.4 million;

•	Adjustments for non-cash items of $16.4 million primarily related to depreciation and amortization of $24.5 million and share-based compensation costs of $5.7 million;

•	Proceeds from borrowing of debt of $100.0 million; and

•	Changes in working capital balances of $12.8 million.
Cash outflows:

•
Capital expenditures of $16.7 million of which $7.8 million were related to the purchase of manufacturing and automation equipment for our production facilities, $3.8 million were related to the purchase of computer equipment, and $5.1 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Repayments of debt and debt issuance costs of $103.0 million;

•	Payments for our FotoKnudsen acquisition and Printi minority investment, net of cash acquired, of $25.9 million; and

•	Internal costs for software and website development that we have capitalized of $3.5 million.
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2014, we financed our operations and strategic investments through internally generated cash flows from operations and our debt financing. We currently plan to invest approximately $80 million to $100 million in total capital expenditures in fiscal 2015. The majority of planned fiscal 2015 capital investments are designed to support the planned long-term growth of the business. In fiscal 2015, we expect to spend approximately $20 million to build a new manufacturing facility in Japan as part of our joint venture. We also expect to invest approximately $20 million to $25 million in the expansion of our product selection and other new manufacturing capabilities. Due to our investments in recent years, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our working capital and planned investments to support our long-term growth strategy, including investments and capital expenditure requirements, for the foreseeable future.
As of September 30, 2014, approximately $59.6 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $120.1 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On September 23, 2014, we entered into an amendment to our credit agreement resulting in an increase of aggregate loan commitments under the credit agreement to a total of $850.0 million, by increasing the commitments of many of our existing lenders. The new loan commitments consist of revolving loans of $690.0 million and term loans of $160.0 million.
In the next twelve months we will continue to use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, support our long-term growth through strategic investments, or purchase our ordinary shares. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2014, the amount available for borrowing under our credit facility was as follows:

In thousands

September 30, 2014
Maximum aggregate available for borrowing	$850,000
Outstanding borrowings of credit facilities	(440,000)
Remaining amount	410,000
Limitations to borrowing due to debt covenants and other obligations (1)	(141,881)
Amount available for borrowing as of September 30, 2014 (2)	$268,119
_________________

(1) Our borrowing ability can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other senior secured indebtedness, such as capital leases, letters of credit, and any other debt secured by a lien, as well as other factors that are outlined in the credit agreement.
(2) The use of available borrowings for share purchases, dividend payments, or corporate acquisitions is subject to more restrictive covenants that lower available borrowings for such purposes relative to the general availability described in the above table.
Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to the following:
(1) The credit agreement contains financial covenants calculated on a trailing twelve month, or TTM, basis that:
our total leverage ratio, which is the ratio of our consolidated total indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 4.50 to 1.00.

•	our senior secured leverage ratio, which is the ratio of our consolidated senior secured indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 3.25 to 1.00.

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.00 to 1.00.
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
(*) The definitions of EBITDA consolidated total indebtedness, and consolidated senior secured indebtedness are contained in our credit agreement included as an exhibit to our Form 8-K filed on February 13, 2013, as amended by amendments no. 1 and no. 2 to the credit agreement included as exhibits to our Forms 8-K filed on January 22, 2014 and September 25, 2014.
    As of September 30, 2014, we were in compliance with all financial and other covenants under the credit agreement.
In addition, we have an uncommitted line of credit with Santander Bank, N.A., and under the terms of the agreement we may borrow up to $25,000 at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of September 30, 2014 the variable interest rate was determined based on LIBOR plus 1.20%. The LIBOR rate is determined on the date of borrowing and is based on the length of the specific loan. As of September 30, 2014 the weighted-average interest rate on outstanding borrowings of $6,500 was 1.32%.
Contractual Obligations
Contractual obligations at September 30, 2014 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$44,328	$11,433	$12,853	$8,008	$12,034
Build-to-suit lease	119,593	899	21,575	21,575	75,544
Purchase commitments	33,200	33,200	—	—	—
Debt and interest payments	494,660	25,622	52,614	416,424	—
Capital leases	10,529	5,094	4,640	795	—
Other	34,304	12,117	16,277	5,910	—
Total (1)	$736,614	$88,365	$107,959	$452,712	$87,578
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $7.1 million as of September 30, 2014 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 11 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $44.3 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.6 million and $0.1 million, respectively.
Build-to-suit lease. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts, USA operations to a new facility in Waltham, Massachusetts, USA, that is expected to commence in the second half of calendar 2015. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At September 30, 2014, we had unrecorded commitments under contract of $33.2 million, which were composed of inventory purchase commitments of approximately $13.2 million, production and computer equipment purchases of approximately $9.4 million, and other unrecorded purchase commitments of $10.6 million.
Debt. The term loans outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans due on September 23, 2019. Interest payable included in this table is based on the interest rate as of September 30, 2014 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2014, is $13.9 million, net of accumulated depreciation of $1.8 million; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2014 amounts to $10.1 million.
Other Obligations. Other obligations include an installment obligation of $15.7 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2014. Other obligations also include the fair value of the contingent consideration payments related to our fiscal 2014 acquisitions of People & Print Group and Pixartprinting of $18.6 million. The Pixartprinting liability is based on calendar 2014 revenue and EBITDA targets and is payable in the third quarter of fiscal 2015. The People & Print Group liability is payable during the third quarter of fiscal 2016 and is contingent upon the achievement of an initial 2014 EBITDA margin threshold but ultimately payable based on achieving certain revenue and EBITDA results for calendar year 2015. Please refer to Note 3 in the accompanying consolidated financial statements for additional details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt. As of September 30, 2014, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of September 30, 2014, we had $447.9 million of variable rate debt and $15.7 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of September 30, 2014, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.7 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. Our international revenues, as well as costs and expenses denominated in currencies other than the U.S. dollar, expose us to the risk of fluctuations in exchange rates of such currencies versus the U.S. dollar. Our most significant net currency exposures are the British pound, Euro and Swiss Franc, although our exposures to these and other currencies fluctuate, particularly in our fiscal second quarter. A summary of our currency risk is as follows:

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

We use currency forward contracts to protect or mitigate our forecasted U.S. dollar-equivalent cash flows from adverse changes in currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. We elected to execute currency forward contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other income (expense), net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income (expense), net, whereas the offsetting gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in U.S. dollars with another group company, which may be different from the functional currency of one of the subsidiary loan parties. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although do not have a U.S. dollar cash impact for the consolidated group. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $13.5 million and $2.8 million on our income before taxes for the three months ended September 30, 2014 and 2013, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may not achieve the objectives of our long-term investment and financial strategy, our financial projections relating to the growth and development of our business may turn out to be incorrect, and our investments in our business may fail to positively impact our results and growth as anticipated. Some of the factors that could cause our investment strategy and our overall business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in some markets;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to manage the growth and complexity of our business and expand our operations;

•	our failure to realize our net income goals due to lower revenue or higher than expected costs;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape; and

•	general economic conditions.

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
Our success depends on our ability to attract new and repeat customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines such as Google and Yahoo!, e-mail, direct mail, advertising banners and other online links, broadcast media, and word-of-mouth customer referrals. If the search engines on which we rely modify their algorithms, terminate their relationships with us, or increase the prices at which we may purchase listings, our costs could increase, and fewer customers may click through to our websites. If we are not effective at reaching new and repeat customers, if fewer customers click through to our websites, or if the costs of attracting customers using our current methods significantly increase, then traffic to our websites would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.
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

In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablet computing devices and that our website visits using traditional desktop computers may be declining. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. If our customers and potential customers have difficulty accessing and using our websites and technologies, then our revenue could decline.

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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, financial objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate include among others:

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues and/or costs;

•	hedging activity that does not qualify for, or for which we do not elect, hedge accounting;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	investments in our business in the current period, such as incurring marketing, engineering, or consulting expenses, to generate or support revenues and operations in future periods;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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

We currently operate production facilities or offices in 17 countries and have many localized websites across our 14 customer-facing brands to serve various geographic markets. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners in some regions, such as Japan and Brazil;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery, that may be common in some countries;

•	difficulty expatriating our earnings from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

Integrating newly acquired businesses, technologies, and services and monitoring and managing our investments and joint ventures are complex, expensive, time consuming, and subject to many risks, including the following:

•
We may not be able to retain customers and key employees of the acquired businesses, and we and the businesses we acquire or invest in may not be able to cross sell products and services to each other's customers.

•
In some cases, our acquisitions and investments are dilutive for a period of time, leading to reduced earnings. For example, some of our acquisitions, in particular the Albumprinter and Webs acquisitions we completed in fiscal year 2012, have been dilutive to our net income in some periods because of intangible asset amortization, share-based compensation expense, and other costs.

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

The accounting for our acquisitions requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, and can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn-out based on performance targets for the acquired companies. We accrue liabilities for estimated future contingent earn-out payments based on an evaluation of the likelihood of achievement of the contractual conditions underlying the earn-out and weighted probability assumptions of the required outcomes. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn-outs, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations.
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

Our production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Some of the events that could cause interruptions in our operations or systems are, among others:

•
fire, flood, earthquake, hurricane, or other natural disaster or extreme weather, especially in Bermuda, where the computer hardware for our websites is located, and Jamaica, where our largest customer service center is located, both of which locations are subject to the risk of hurricanes;

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

We rely on a combination of patents, trademarks, trade secrets and copyrights and contractual restrictions to protect our intellectual property, but these protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to copy or use technology or information that we consider proprietary. There can be no guarantee that any of our pending patent applications or continuation patent applications will be granted, and from time to time we face infringement, invalidity, intellectual property ownership, or similar claims brought by third parties with respect to our patents. In addition, despite our trademark registrations throughout the world, our competitors or other entities may adopt names, marks, or domain names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. For example, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising, and courts do not always side with the trademark owners in cases involving search engines. Enforcing our intellectual property rights can be extremely costly, and a failure to protect or enforce these rights could damage our reputation and brands and substantially harm our business and results of operations.

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

Our suppliers' failure to use legal and ethical business practices could negatively impact our business.

We source the raw materials for the products we sell from a wide variety of suppliers worldwide, and we require our suppliers to operate in compliance with all applicable laws, including those regarding working conditions, employment practices, safety and health, and environmental compliance. However, we cannot control our suppliers' business practices. If any of our suppliers violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain could be interrupted, which could harm our sales and results of operations.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits, and the tax authorities in these countries could claim that a greater portion of the income of the Vistaprint N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 11 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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

The intercompany service and related agreements among Vistaprint N.V. and our direct and indirect subsidiaries ensure that many of the subsidiaries realize profits based on their operating expenses. As a result, if the Vistaprint group is less profitable, or even not profitable on a consolidated basis, many of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 5, 2014, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisory Board authorized the repurchase of up to 6,500,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase authorization expires on May 7, 2015, and we may suspend or discontinue the repurchase program at any time. Our Supervisory Board approved this repurchase program pursuant to the authorization we received from our shareholders in November 2013.
We did not repurchase any shares during the three months ended September 30, 2014, and 5,532,126 shares remain available for repurchase under this program, subject to certain limitations imposed by our credit agreement.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2014                                                            Vistaprint N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael C. Greiner
Michael C. Greiner
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment No. 5 to Employment Agreement between Vistaprint USA, Incorporated and Robert S. Keane dated September 30, 2014*
10.2	Amendment No. 3 to Employment Agreement between Vistaprint USA, Incorporated and Ernst J. Teunissen dated September 30, 2014*
10.3	Form of Annual Award Agreement for fiscal year 2015 under our Performance Incentive Plan for Covered Employees*
10.4
Amendment No. 2 dated as of September 23, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Vistaprint N.V., Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., and Vistaprint USA, Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 25, 2014

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