Form 10-Q
period 2014-12-31
CIMPRESS N.V.
filed 2015-01-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
___________________
Cimpress N.V.
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 23, 2014, there were 32,616,199 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$77,881	$62,508
Marketable securities	8,557	13,857
Accounts receivable, net of allowances of $286 and $212, respectively	30,733	23,515
Inventory	15,246	12,138
Prepaid expenses and other current assets	46,648	45,923
Total current assets	179,065	157,941
Property, plant and equipment, net	391,016	352,221
Software and web site development costs, net	16,091	14,016
Deferred tax assets	12,987	8,762
Goodwill	305,013	317,187
Intangible assets, net	94,887	110,214
Other assets	27,438	28,644
Total assets	$1,026,497	$988,985
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$72,065	$52,770
Accrued expenses	181,581	121,177
Deferred revenue	25,584	26,913
Deferred tax liabilities	1,219	2,178
Short-term debt	14,884	37,575
Other current liabilities	518	888
Total current liabilities	295,851	241,501
Deferred tax liabilities	27,031	30,846
Lease financing obligation	55,870	18,117
Long-term debt	332,065	410,484
Other liabilities	48,379	44,420
Total liabilities	759,196	745,368
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests (Note 13)	9,466	11,160
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 32,603,954 and 32,329,244 shares outstanding, respectively	615	615
Treasury shares, at cost, 11,476,673 and 11,751,383 shares, respectively	(414,104)	(423,101)
Additional paid-in capital	314,954	309,990
Retained earnings	430,143	342,840
Accumulated other comprehensive (loss) income	(75,416)	2,113
Total shareholders’ equity attributable to Cimpress N.V.	256,192	232,457
Noncontrolling interest	1,643	—
Total shareholders' equity	257,835	232,457
Total liabilities, noncontrolling interests and shareholders’ equity	$1,026,497	$988,985
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue	$439,905	$370,807	$773,837	$645,896
Cost of revenue (1)	156,620	120,789	286,840	216,579
Technology and development expense (1)	46,625	42,874	90,530	85,121
Marketing and selling expense (1)	139,058	124,128	250,885	226,561
General and administrative expense (1)	37,714	30,494	68,835	56,704
Income from operations	59,888	52,522	76,747	60,931
Other income (expense), net	9,855	(3,209)	21,991	(8,035)
Interest income (expense), net	(3,031)	(1,566)	(6,377)	(3,143)
Income before income taxes and loss in equity interests	66,712	47,747	92,361	49,753
Income tax provision	3,850	6,005	6,082	6,820
Loss in equity interests	—	867	—	1,646
Net income	62,862	40,875	86,279	41,287
Add: Net loss attributable to noncontrolling interests	747	—	1,024	—
Net income attributable to Cimpress N.V.	$63,609	$40,875	$87,303	$41,287
Basic net income per share attributable to Cimpress N.V.	$1.96	$1.24	$2.69	$1.26
Diluted net income per share attributable to Cimpress N.V.	$1.89	$1.18	$2.62	$1.20
Weighted average shares outstanding — basic	32,536,046	32,861,393	32,461,432	32,760,384
Weighted average shares outstanding — diluted	33,581,100	34,552,194	33,367,767	34,463,006
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Cost of revenue	$14	$72	$45	$138
Technology and development expense	1,002	2,418	1,929	4,878
Marketing and selling expense	58	1,588	972	3,277
General and administrative expense	5,310	3,795	9,180	7,965

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$62,862	$40,875	$86,279	$41,287
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(28,296)	4,865	(74,553)	10,991
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	(320)	33	(21)	(68)
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	216	—	429	—
Unrealized loss on available-for-sale-securities	(466)	—	(4,720)	—
Unrealized gain (loss) on pension benefit obligation	38	—	(65)	—
Comprehensive income	34,034	45,773	7,349	52,210
Add: Comprehensive loss attributable to noncontrolling interests	1,372	—	2,423	—
Total comprehensive income attributable to Cimpress N.V.	$35,406	$45,773	$9,772	$52,210

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2014	2013
Operating activities
Net income	$86,279	$41,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,354	32,465
Share-based compensation expense	12,126	16,258
Excess tax benefits derived from share-based compensation awards	(1,342)	(1,987)
Deferred taxes	(8,242)	(7,594)
Loss in equity interests	—	1,646
Unrealized (gain) loss on derivative instruments included in net income	(3,482)	3,701
Change in fair value of contingent consideration	7,378	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(18,597)	2,868
Other non-cash items	1,772	323
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(6,941)	(1,414)
Inventory	(3,256)	(563)
Prepaid expenses and other assets	14,738	(12,865)
Accounts payable	21,611	4,751
Accrued expenses and other liabilities	41,446	16,028
Net cash provided by operating activities	190,844	94,904
Investing activities
Purchases of property, plant and equipment	(34,952)	(42,169)
Business acquisitions, net of cash acquired	(22,997)	—
Proceeds from sale of intangible assets	—	137
Purchases of intangible assets	(145)	(119)
Capitalization of software and website development costs	(7,449)	(4,419)
Investment in equity interests	—	(4,994)
Net cash used in investing activities	(65,543)	(51,564)
Financing activities
Proceeds from borrowings of debt	139,500	67,000
Payments of debt and debt issuance costs	(243,266)	(101,604)
Payments of withholding taxes in connection with share awards	(2,764)	(3,941)
Payments of capital lease obligations	(2,842)	—
Excess tax benefits derived from share-based compensation awards	1,342	1,987
Proceeds from issuance of ordinary shares	4,782	4,163
Issuance of dividend to noncontrolling interest	(92)	—
Net cash used in financing activities	(103,340)	(32,395)
Effect of exchange rate changes on cash and cash equivalents	(6,588)	1,300
Net increase in cash and cash equivalents	15,373	12,245
Cash and cash equivalents at beginning of period	62,508	50,065
Cash and cash equivalents at end of period	$77,881	$62,310
See accompanying notes.

CIMPRESS N.V.
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
On November 14, 2014, pursuant to our shareholders’ approval, we amended our articles of association to change our name to Cimpress N.V. and began trading on The Nasdaq Stock Market under the "CMPR" ticker symbol shortly after.
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
The consolidated financial statements include the accounts of Cimpress N.V., its wholly owned subsidiaries, entities in which we maintain a controlling financial interest, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.

Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other period. The consolidated balance sheet at June 30, 2014 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of the recoverability of our long-lived assets and goodwill, estimated useful lives of assets, advertising expense and related accruals, share-based compensation, accounting for business combinations, variable interest entities and income taxes and related valuation allowances, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Foreign Currency Translation
Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of accumulated other comprehensive (loss) income. Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net in our consolidated statements of operations. The following table summarizes the components of other income (expense), net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Gains (losses) on derivative instruments	$4,191	$(1,229)	$7,642	$(6,438)
Currency related gains (losses), net (1)	5,664	(1,980)	14,349	(1,597)
Total other income (expense), net	$9,855	$(3,209)	$21,991	$(8,035)
_____________________
(1) Changes in our corporate entity operating structure, effective October 1, 2013, required us to alter our intercompany transactional and financing activities. We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and as the U.S. dollar strengthened relative to certain currencies during the three and six months ended December 31, 2014, we recognized significant gains.
Net Income Per Share Attributable to Cimpress N.V.
Basic net income per share attributable to Cimpress N.V. is computed by dividing net income attributable to Cimpress N.V. by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income per share attributable to Cimpress N.V. gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted average shares outstanding, basic	32,536,046	32,861,393	32,461,432	32,760,384
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,045,054	1,690,801	906,335	1,702,622
Shares used in computing diluted net income per share attributable to Cimpress N.V.	33,581,100	34,552,194	33,367,767	34,463,006
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	35,244	913,562	550,571	920,889
Share-Based Compensation
During the three and six months ended December 31, 2014, we recorded share-based compensation expense of $6,384 and $12,126, respectively, and $7,873 and $16,258 during the three and six months ended December 31, 2013, respectively. As of December 31, 2014, there was $42,677 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.8 years.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on July 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements.
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	December 31, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,031	$4,526	$8,557
Total investments in available-for-sale securities	$4,031	$4,526	$8,557

	June 30, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,611	$9,246	$13,857
Total investments in available-for-sale securities	$4,611	$9,246	$13,857

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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$8,557	$8,557	$—	$—
Currency forward contracts	3,276	—	3,276	—
Interest rate swap contracts	5	—	5	—
Total assets recorded at fair value	$11,838	$8,557	$3,281	$—

Liabilities
Interest rate swap contracts	$(476)	$—	$(476)	$—
Currency forward contracts	(219)	—	(219)	—
Contingent consideration	(21,249)	—	—	(21,249)
Total liabilities recorded at fair value	$(21,944)	$—	$(695)	$(21,249)

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$13,857	$13,857	$—	$—
Currency forward contracts	382	—	382	—
Total assets recorded at fair value	$14,239	$13,857	$382	$—

Liabilities
Interest rate swap contracts	$(745)	$—	$(745)	$—
Currency forward contracts	(806)	—	(806)	—
Contingent consideration	(16,072)	—	—	(16,072)
Total liabilities recorded at fair value	$(17,623)	$—	$(1,551)	$(16,072)
During the three and six months ended December 31, 2014 and the year ended June 30, 2014, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2014, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Our fiscal 2014 acquisitions of Printdeal (formerly known as People & Print Group) and Pixartprinting provided for contingent consideration payable based on the achievement of certain financial results. For Printdeal, the payment is contingent upon the achievement of an initial calendar year 2014 earnings before interest, taxes, depreciation and amortization (EBITDA) margin threshold but ultimately payable based on revenue and EBITDA performance for calendar year 2015. The Pixartprinting payment is payable on the achievement of revenue and EBITDA performance for calendar year 2014 and payment is expected to be finalized by the end of fiscal 2015.
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
The following table represents the changes in fair value of Level 3 contingent consideration:

	Current liabilities: contingent consideration	Long-term liabilities: contingent consideration	Total contingent consideration
Balance at June 30, 2014	$6,276	$9,796	$16,072
Fair value adjustment	6,227	1,080	7,307
Foreign currency impact	(851)	(1,279)	(2,130)
Balance at December 31, 2014	$11,652	$9,597	$21,249

As of December 31, 2014 and June 30, 2014, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2014 and June 30, 2014 the carrying value of our debt was $346,949 and $448,059, respectively, and the fair value was $353,206 and $460,098, respectively. Our debt is a variable rate debt instrument indexed to LIBOR that resets periodically. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended December 31, 2014 and 2013, we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. Assuming these derivative instruments continue to qualify for hedge accounting, as of December 31, 2014, we estimate that $855 will be reclassified from accumulated other comprehensive (loss) income to interest income during the twelve months ending December 31, 2015. As of December 31, 2014, we had eight outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from June 2015 through June 2019. Since the start date of certain contracts has not yet commenced, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2014	$230,000
Contracts with a future start date	105,000
Total	$335,000
Hedges of Currency Risk
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. We did not elect hedge accounting for our current currency forward contract activity, as we performed an analysis to evaluate the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. However, we may elect to apply hedge accounting in future scenarios. During the three and six months ended December 31, 2014 and 2013, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other income (expense), net. As of December 31, 2014, we have no outstanding currency forward contracts that qualify for hedge accounting and, as such, there are no current balances to be reclassified into earnings over the next twelve months.
    As of December 31, 2014, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$159,340	March 2014 through December 2014	Various dates through June 2016	291	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2014 and June 30, 2014:

	December 31, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$5	$—	$5	Other current liabilities/other liabilities	$(492)	$16	$(476)
Total derivatives designated as hedging instruments		$5	$—	$5		$(492)	$16	$(476)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$4,511	$(1,235)	$3,276	Other current liabilities	$(388)	$169	$(219)
Total derivatives not designated as hedging instruments		$4,511	$(1,235)	$3,276		$(388)	$169	$(219)

	June 30, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities/other liabilities	$(771)	$26	$(745)
Total derivatives designated as hedging instruments		$—	$—	$—		$(771)	$26	$(745)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$410	$(28)	$382	Other current liabilities	$(1,058)	$252	$(806)
Total derivatives not designated as hedging instruments		$410	$(28)	$382		$(1,058)	$252	$(806)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the three and six months ended December 31, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2014	2013	2014	2013
Currency contracts that hedge revenue	—	—	—	(107)
Currency contracts that hedge cost of revenue	—	—	—	59
Currency contracts that hedge technology and development expense	—	—	—	70
Currency contracts that hedge general and administrative expense	—	—	—	12
Interest rate swaps	(320)	(30)	(21)	(324)
	$(320)	$(30)	$(21)	$(290)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended December 31, 2014 and 2013:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain/(Loss)				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2014	2013	2014	2013
Currency contracts that hedge revenue	$—	$—	$—	$(120)	Revenue
Currency contracts that hedge cost of revenue	—	—	—	(112)	Cost of revenue
Currency contracts that hedge technology and development expense	—	—	—	122	Technology and development expense
Currency contracts that hedge general and administrative expense	—	—	—	11	General and administrative expense
Interest rate swaps	(288)	(79)	(572)	(154)	Interest income (expense), net
Total before income tax	(288)	(79)	(572)	(253)	Income (loss) before income taxes and loss in equity interests
Income tax	72	16	143	31	Income tax provision
Total	$(216)	$(63)	$(429)	$(222)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2014	2013	2014	2013
Currency contracts	$4,191	$(1,229)	$7,642	$(6,438)	Other income (expense), net

5. Accumulated Other Comprehensive (Loss) Income
The following table presents a roll forward of amounts recognized in accumulated other comprehensive (loss) income by component, net of tax of $72, for the six months ended December 31, 2014:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Currency translation adjustments	Total
Balance as of June 30, 2014	(803)	9,246	(2,724)	(3,606)	2,113
Other comprehensive (loss) income before reclassifications	(21)	(4,720)	(65)	(73,152)	(77,958)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	429	—	—	—	429
Net current period other comprehensive (loss) income	408	(4,720)	(65)	(73,152)	(77,529)
Balance as of December 31, 2014	$(395)	$4,526	$(2,789)	$(76,758)	$(75,416)
6. Waltham and Lexington Lease Arrangements
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a yet to be constructed facility in Waltham, Massachusetts, USA. The Waltham lease will commence upon completion of the building, scheduled for the first quarter of fiscal 2016, and will extend eleven years from the commencement date. The cash expected to be paid ratably over the initial eleven-year term of the lease is approximately $131,769 starting in September 2015.
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
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of December 31, 2014 we have recorded $60,060 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation. The asset is included as construction in progress in property, plant and equipment, net in the consolidated balance sheet. Once the construction is completed, we will evaluate the Waltham lease in order to determine whether or not the lease meets the criteria for "sale-leaseback" treatment.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the Waltham lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcate our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. We recognized non-cash rent expense of $375 and $750 in our consolidated statements of operations for the land operating lease during the three and six months ended December 31, 2014.
7. Business Combinations
Acquisition of FotoKnudsen
On July 1, 2014, we acquired 100% of the outstanding shares of FotoKnudsen AS, a Norwegian photo product company focused primarily on the Norwegian markets. At closing, we paid €14,045 ($19,224 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $394 which were recorded during the year ended June 30, 2014 in general and administrative expenses. No additional transaction costs were recorded during the six months ended December 31, 2014.

The excess of the purchase price paid over the fair value of FotoKnudsen’s net assets was recorded as goodwill, which is primarily attributable to cost synergies expected from manufacturing efficiency opportunities and the value of the workforce of FotoKnudsen. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Albumprinter reporting unit that is part of the All Other Business Units reportable segment. The revenue and earnings included in our consolidated financial statements since the acquisition date are not material. Actual and pro forma results of the operations have not been presented because the effects are not material to the consolidated financial statements. The final fair value of the assets acquired and liabilities assumed was:

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed, net:	$(1,748)	n/a
Identifiable intangible assets:
Customer relationships	5,615	6
Trade name	2,869	6
Developed technology	734	2
Goodwill	11,754	n/a
Total purchase price	$19,224
8. Goodwill and Acquired Intangible Assets
Goodwill
    The carrying amount of goodwill by segment as of June 30, 2014 and December 31, 2014 is as follows:

	Vistaprint Business Unit	All Other Business Units	Total
Balance as of June 30, 2014 (1)	$138,007	$179,180	$317,187
Acquisitions (2)	—	18,970	18,970
Adjustments	—	(82)	(82)
Effect of currency translation adjustments (3)	(9,612)	(21,450)	(31,062)
Balance as of December 31, 2014	$128,395	$176,618	$305,013
_________________
(1) Our segment reporting has been revised as of July 1, 2014 and, as such, we have re-allocated our goodwill by segment for the period ended June 30, 2014. See Note 14 for additional details.
(2) See notes 7 and 12 for additional details.
(3) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
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
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and six months ended December 31, 2014 was $5,453 and $12,084, respectively, and $2,353 and $4,657 for the three and six months ended December 31, 2013, respectively. Amortization expense has increased significantly in fiscal 2015 due to the acquisitions of Printdeal, Pixartprinting and FotoKnudsen.

9. Accrued Expenses
Accrued expenses included the following:

	December 31, 2014	June 30, 2014
Compensation costs	$43,682	$46,375
Income and indirect taxes (1)	44,375	23,190
Advertising costs (2)	33,316	19,299
Shipping costs	8,459	4,104
Purchases of property, plant and equipment	7,219	3,687
Professional costs	1,480	2,224
Other (3)	43,050	22,298
Total accrued expenses	$181,581	$121,177
_____________________
(1) The increase in income and indirect taxes is primarily due to increased sales during the second quarter of fiscal 2015 which resulted in additional VAT expense across several of our locations.
(2) The increase in advertising costs is primarily due to holiday marketing campaigns and additional TV advertising during the period ending December 31, 2014.
(3) The increase is primarily due to the increase in the short-term portion of the contingent consideration liability of $5,376 as well as an increase in the short-term portion of our lease financing obligation of $4,190 as of December 31, 2014.
10. Debt

	December 31, 2014	June 30, 2014
Current portion of long-term debt (1)	$9,884	$16,375
Short-term uncommitted credit facility	5,000	21,200
Total short-term debt	14,884	37,575
Long-term debt (1)	332,065	410,484
Total debt outstanding	$346,949	$448,059
_____________________
(1) Balances as of December 31, 2014 are inclusive of short-term and long-term debt discounts of $116 and $435, respectively.
JP Morgan Credit Facility
On September 23, 2014, we entered into amendment no. 2 to our credit agreement, which increased the aggregate loan commitments of our existing lenders to a total of $850,000 and extended the maturity date of all our borrowings under the credit agreement to September 23, 2019. As of December 31, 2014, we have a committed credit facility of $848,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $158,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of December 31, 2014, the weighted-average interest rate on outstanding borrowings was 2.24%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of December 31, 2014.
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of intercompany activities or certain fundamental organizational changes, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2019. The credit agreement also contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

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
Our credit agreement also contains customary representations, warranties and events of default. As of December 31, 2014, we were in compliance with all financial and other covenants under the credit agreement.
Additional line of credit
We have an uncommitted line of credit with Santander Bank, N.A, and under the terms of the agreement we may borrow up to $25,000 at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of December 31, 2014 the variable interest rate was determined based on LIBOR plus 1.20%. The LIBOR rate is determined on the date of borrowing and is based on the length of the specific loan. As of December 31, 2014 the weighted-average interest rate on outstanding borrowings of $5,000 was 1.34%.
11. Income Taxes
Income tax expense was $3,850 and $6,082 for the three and six months ended December 31, 2014, respectively, as compared to $6,005 and $6,820 for the same prior year periods. The decrease is primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Additionally, for the three months ended December 31, 2014, we recognized a tax benefit related to a reduction in our net liability for unrecognized tax benefits.
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
     As of December 31, 2014, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $4,864, including accrued interest of $82. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended December 31, 2014, we recognized a decrease in the net liability of $1,346 primarily due to the effective settlement of certain tax audits during the quarter. Of the total amount of unrecognized tax benefits, approximately $2,100 will reduce the effective tax rate if recognized.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2011 through 2014 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2006 through 2014 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
One of our subsidiaries, Vistaprint Limited (domiciled in Bermuda), has been under income tax audit and subsequent administrative appeal by the IRS for the 2007 to 2009 tax years. The issue in dispute was whether U.S.

federal income tax should be imposed on Vistaprint Limited based on the assertion that it had income effectively connected with a U.S. Trade or Business. In November 2014, we received Form 870-AD from the IRS Office of Appeals that presented a finding of no additional tax owed by Vistaprint Limited. Accordingly, this matter is now concluded with no tax adjustments. In addition, one of our U.S. subsidiaries, Vistaprint USA, Incorporated, is currently under audit by the IRS for the 2012 and 2013 tax years. We anticipate this audit will close sometime in fiscal year 2015.
Vistaprint USA, Incorporated has received Notices of Assessment from the Massachusetts Department of Revenue ("DOR") related to the tax years 2006 to 2008 and 2010 to 2011. The Notices contain adjustments to taxable income for these years. The issue in dispute is whether the DOR has the right to impute royalty income to Vistaprint USA, Incorporated in the years at issue associated with the use of certain intangible property by Vistaprint Limited, even though that intangible property was transferred for a lump-sum payment to Vistaprint Limited in an earlier year that is closed to adjustment by virtue of the governing statute of limitations. The matter was recently under review by the DOR Office of Appeals. In July 2014, we received a Letter of Determination from the Office of Appeals rejecting our Application for Abatement and upholding the DOR’s original assessments. In August 2014, we filed a petition to have our case heard by the Massachusetts Appellate Tax Board. At this time, the hearing for our case has not yet been set. We continue to believe that the DOR’s position has no merit, and we intend to contest these assessments to the fullest extent possible.
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
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a new market and the opportunity to drive longer-term growth in Brazil. We paid $5,360 in cash for preferred shares and made a $2,850 capital contribution resulting in a 41.6% equity interest in Printi with call options to increase our ownership incrementally over a 9-year period. The first contingent call option is exercisable in the fourth quarter of fiscal 2015 for approximately $10,000 and would increase our ownership to 49.99%.
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
As we are the primary beneficiary, our consolidated financial statements include the accounts of Printi from August 7, 2014. The results are immaterial to our consolidated statements of operations for the three and six months ended December 31, 2014. We have recognized the assets and liabilities on the basis of their fair values at the date of our investment, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price, $7,469 was allocated to goodwill, $2,465 to noncontrolling interests, $697 to acquired intangible assets and $341 to net liabilities.
We have call options to increase our ownership in the subsidiary incrementally over a 9-year period with certain employee shareholders that are contingent upon their continued employment. As the employees restricted stock units are contingent on post-acquisition employment, share-based compensation will be recognized over the four year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of December 31, 2014, we utilized a lattice model with a Monte Carlo simulation. The total fair value of the award is $5,808 and we have recognized $595 in general and administrative expense for the six months ended December 31, 2014.
VIE of Which We are Not the Primary Beneficiary
Namex Limited
In the fourth quarter of fiscal 2014, we disposed of our investment in Namex Limited and its related companies, as discussions with management identified different visions in the execution of the long-term strategic direction of the business. Prior to the sale, our investment was accounted for using the equity method, as the investment was considered a VIE and we were not the primary beneficiary. We recorded in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the three and six months ended December 31, 2013, we recorded a loss of $867 and $1,646, respectively, attributable to Namex in our consolidated statement of operations.
13. Noncontrolling Interests
In certain of our strategic investments we have purchased a controlling equity stake, but there remains a minority portion of the equity that is owned by a third party. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control are presented as equity.
Redeemable noncontrolling interests
On April 3, 2014 we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. As of December 31, 2014, the redemption value is less than carrying value and therefore no adjustment has been made.
We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During fiscal 2014, we contributed $4,891 in cash and $1,100 in assets, and Plaza Create made an initial capital contribution of $4,818 in cash and $955 in assets. The 49% noncontrolling equity interest in the business is considered a redeemable noncontrolling interest as of December 31, 2014, due to certain default provisions contained in the agreement.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The net income (loss) of the operations allocated to the noncontrolling interest considers our stated liquidation preference in applying the income or loss to each party.

The following table presents the changes in our noncontrolling interests for the six months ended December 31, 2014:

	Redeemable noncontrolling Interests	Noncontrolling interest
Balance as of June 30, 2014	$11,160	$—
Acquisition of noncontrolling interest	—	2,465
Dividend paid to noncontrolling interest	(92)	—
Net loss attributable to noncontrolling interest	(212)	(812)
Foreign currency translation	(1,390)	(10)
Balance as of December 31, 2014	$9,466	$1,643
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

•
All Other Business Units - Includes the operations of our Albumprinter, Printdeal, Pixartprinting, and Most of World business units. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, India and Japan. These business units have been combined into one reportable segment based on materiality.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Vistaprint Business Unit	$356,259	$344,865	$627,944	$600,645
All Other Business Units	83,646	25,942	145,893	45,251
Total revenue	$439,905	$370,807	$773,837	$645,896

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Income (loss) from operations:
Vistaprint Business Unit	$115,450	$108,325	$192,516	$173,253
All Other Business Units	2,917	(3,477)	(2,855)	(9,631)
Corporate and global functions	(58,479)	(52,326)	(112,914)	(102,691)
Total income from operations	$59,888	$52,522	$76,747	$60,931
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

United States	$178,295	$175,809	$343,613	$330,709
Non-United States (1)	261,610	194,998	430,224	315,187
Total revenue	$439,905	$370,807	$773,837	$645,896

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Physical printed products and other (2)	$422,120	$350,471	$737,241	$604,771
Digital products/services	17,785	20,336	36,596	41,125
Total revenue	$439,905	$370,807	$773,837	$645,896
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the years presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	December 31, 2014	June 30, 2014
Long-lived assets (3):
Netherlands	$95,627	$106,918
Canada	102,405	100,369
United States	89,106	49,037
Australia	29,265	35,367
Switzerland	34,713	31,201
Jamaica	24,629	25,431
Italy	27,019	20,356
Bermuda	7,061	7,570
India	8,994	6,958
Other	15,726	11,674
Total	$434,545	$394,881
___________________
(3) Excludes goodwill of $305,013 and $317,187, intangible assets, net of $94,887 and $110,214 and deferred tax assets of $12,987 and $8,762 as of December 31, 2014 and June 30, 2014, respectively.
15. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, inclusive of the Waltham lease arrangement discussed in Note 6. Total lease expense for the three and six months ended December 31, 2014 was $4,411 and $8,799, respectively, and $3,363 and $6,395, for the three and six months ended December 31, 2013.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2014, is $18,690, net of accumulated depreciation of $2,834; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2014 amounts to $16,152.
Purchase Obligations
At December 31, 2014, we had unrecorded commitments under contract of $24,176, which were principally composed of inventory purchase commitments of approximately $1,881, production and computer equipment purchases of approximately $14,430, and other unrecorded purchase commitments of $7,865.
Other Obligations
We have an outstanding installment obligation of $14,941 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2014.
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
Executive Overview
On November 14, 2014, pursuant to our shareholders’ approval, we amended our articles of association to change our name to Cimpress N.V. and began trading on The Nasdaq Stock Market under the "CMPR" ticker symbol shortly after. We are a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of individually small, customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market via various brands that deliver marketing products and services to the small business, and home and family markets. These brands include Vistaprint, our leading global brand for micro business marketing products and services, as well as several brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for personal use.
In July 2014 we changed our internal management reporting structure from geographic-based segments to brand-based segments, resulting in the Vistaprint Business Unit and the All Other Business Units reportable segments. The Vistaprint Business Unit represents our core Vistaprint brand focused on the North America, Europe, Australia and New Zealand markets, and our Webs branded business, which is managed with the Vistaprint-branded digital business. The All Other Business Unit is an aggregation of the smaller branded businesses in our portfolio - Albumprinter, Printdeal (formerly known as People & Print Group), Pixartprinting, and Most of World business units.
For the three and six months ended December 31, 2014, we reported consolidated revenue of $439.9 million and $773.8 million, respectively, representing 19% and 20% reported revenue growth over the same period in the prior year. Our constant-currency revenue growth was 23% and 22%, respectively, for the three and six months ended December 31, 2014. Constant-currency revenue growth, excluding the revenue of businesses and brands acquired in the last twelve months, was 7% and 6%, respectively, for the three and six months ended December 31, 2014.
Diluted earnings per share for the three and six months ended December 31, 2014 was $1.89 and $2.62, respectively, increasing from $1.18 and $1.20 in the same prior year periods. This increase was driven by revenue performance, advertising efficiency and significant gains recognized from currency movements in the respective periods principally as a result of changes in the fair value of our currency forward contracts for which we have not elected hedge accounting and currency gains on intercompany loans. We have been successful in improving profitability and expanding our margins while we continue to make investments in product quality and software development in our core business, as well as investments such as FotoKnudsen and Printi outside of our core markets. We believe investments such as these, as well as our other key initiatives, will collectively enable us to scale and strengthen our competitive position and enhance long-term shareholder value.
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

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.6%	32.6%	37.1%	33.5%
Technology and development expense	10.6%	11.5%	11.7%	13.2%
Marketing and selling expense	31.6%	33.5%	32.4%	35.1%
General and administrative expense	8.6%	8.2%	8.9%	8.8%
Income from operations	13.6%	14.2%	9.9%	9.4%
Other income (expense), net	2.2%	(0.9)%	2.8%	(1.2)%
Interest income (expense), net	(0.7)%	(0.4)%	(0.8)%	(0.5)%
Income before income taxes and loss in equity interests	15.1%	12.9%	11.9%	7.7%
Income tax provision	0.9%	1.6%	0.8%	1.1%
Loss in equity interests	—%	0.2%	—%	0.3%
Net income	14.2%	11.1%	11.1%	6.3%
Add: Net loss attributable to noncontrolling interests	0.2%	—%	0.1%	—%
Net income attributable to Cimpress N.V.	14.4%	11.1%	11.2%	6.3%

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Revenue	$439,905	$370,807	19%	$773,837	$645,896	20%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, with a smaller percentage of revenue coming from order referral fees and other third-party offerings.

Vistaprint Business Unit
Revenue for the three and six months ended December 31, 2014 increased 3% and 5% to $356.3 million and $627.9 million, respectively, compared to the three and six months ended December 31, 2013 as the Vistaprint Business Unit experienced growth from the higher expectations market segment, strong repeat customer activity and increases in average order value. Our reported revenue growth was negatively affected by currency impacts during the three and six months ended December 31, 2014 of 4% and 2%, respectively, resulting in constant-currency revenue growth of 7% for each period. This growth was partially offset by a continued year over year decline in orders, particularly from the most price sensitive customers. We continue to experience improved revenue growth trends in the U.S., U.K. and Germany markets where we made major pricing and channel marketing changes in fiscal 2014. We delivered solid holiday results during this seasonally strong period, which followed the trend of our overall business of fewer higher-value orders as we strive to improve our customer value proposition. In addition we have seen year over year improvement in our customer Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10).
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
All Other Business Units
Revenue for the three and six months ended December 31, 2014 increased to $83.6 million and $145.9 million, respectively from $25.9 million and $45.3 million in the prior comparable period, primarily due to the aggregate revenues of the recently acquired Printdeal, Pixartprinting and Fotoknudsen businesses of $54.1 million and $96.0 million, respectively.
Total revenue by reportable segment for the three and six months ended December 31, 2014 and 2013 are shown in the following table:

In thousands	Three months ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (1)
Vistaprint Business Unit	$356,259	$344,865	3%	4%	7%	—%	7%
All Other Business Units	83,646	25,942	222%	7%	229%	(222)%	7%
Total revenue	$439,905	$370,807	19%	4%	23%	(16)%	7%

In thousands	Six months ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant-Currency Revenue Growth
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (1)
Vistaprint Business Unit	$627,944	$600,645	5%	2%	7%	—%	7%
All Other Business Units	145,893	45,251	222%	4%	226%	(221)%	5%
Total revenue	$773,837	$645,896	20%	2%	22%	(16)%	6%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP. Constant-currency revenue growth excluding acquisitions excludes revenue results for businesses and brands acquired during the last twelve months.

Operating Expenses
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Cost of revenue	$156,620	$120,789	30%	$286,840	$216,579	32%
% of revenue	35.6%	32.6%		37.1%	33.5%
Technology and development expense	$46,625	$42,874	9%	$90,530	$85,121	6%
% of revenue	10.6%	11.5%		11.7%	13.2%
Marketing and selling expense	$139,058	$124,128	12%	$250,885	$226,561	11%
% of revenue	31.6%	33.5%		32.4%	35.1%
General and administrative expense	$37,714	$30,494	24%	$68,835	$56,704	21%
% of revenue	8.6%	8.2%		8.9%	8.8%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the three and six months ended December 31, 2014, as the recently acquired Printdeal and Pixartprinting operations have a lower gross margin profile than our traditional business; however, these companies have lower marketing and selling costs.
Vistaprint Business Unit
The Vistaprint Business Unit cost of revenue increased to $110.9 million and $201.5 million for the three and six months ended December 31, 2014, respectively, as compared to $109.4 million and $195.3 million in the prior year periods. Our cost of revenue increased as we produced more units during the three and six months ended December 31, 2014 as compared to the same periods in fiscal 2014. This increase was partially offset by reductions in raw material pricing and shipping costs, as well as other productivity and efficiency gains of $5.5 million and $9.0 million, respectively.
All Other Business Units
The increase in cost of revenue to $45.8 million and $85.4 million for the All Other Business Units segment for the three and six months ended December 31, 2014, respectively, as compared to $9.6 million and $17.8 million in the comparative prior year periods, was primarily due to additional manufacturing costs of $34.2 million and $64.5 million, respectively, for the recently acquired Printdeal, Pixartprinting and FotoKnudsen operations.
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
The growth in our technology and development expenses of $3.8 million and $5.4 million for three and six months ended December 31, 2014, respectively, was primarily due to increased payroll and facility-related costs of $1.7 million and $5.0 million, respectively, as a result of an increase in headcount in our technology development and information technology support organizations. At December 31, 2014, we employed 917 employees in these organizations compared to 799 employees at December 31, 2013. Amortization expense increased by $0.5 million and $1.6 million, respectively, primarily due to the Printdeal, Pixartprinting and FotoKnudsen acquired businesses. Other technology and development expense increased $3.3 million and $3.1 million, respectively, primarily due to increased consulting fees. These expense increases were partially offset by a decline in share-based compensation expense of $1.4 million and $2.9 million, respectively, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during the three and six months ended December 31, 2014, we had higher net capitalization of software costs of $0.3 million and $1.4 million, respectively, due to an increase in current costs that qualified for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $14.9 million and $24.3 million during three and six months ended December 31, 2014, respectively, as compared to the three and six months ended December 31, 2013 was primarily due to additional payroll and facility-related cost increases of $5.3 million and $7.8 million, respectively. We incurred these costs as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in Vistaprint Business Unit customer service resources in order to provide higher value to our customers. At December 31, 2014, we employed 2,295 employees in these organizations compared to 1,839 employees at December 31, 2013. Amortization expense increased by $2.7 million and $6.0 million for the three and six months ended December 31, 2014, respectively, as a result of the customer and trademark related intangible assets acquired with the Printdeal, Pixartprinting, and FotoKnudsen businesses. Our advertising costs increased by $3.9 million and $4.7 million, respectively, due to the activity of our recently acquired operations, offset by advertising efficiency gains in the Vistaprint Business Unit. Other marketing and selling expenses also increased by $3.9 million and $7.5 million, respectively, due to increased employee travel, training, and recruitment costs. The increase in marketing and selling expense was partially offset by decreased share-based compensation expense of $0.9 million and $1.7 million during the three and six months ended December 31, 2014, respectively, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested at December 31, 2013.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three and six months ended December 31, 2014 our general and administrative expenses increased as compared to same period in fiscal 2014 by $7.2 million and $12.1 million, respectively, primarily due to an increase of $3.7 million and $7.4 million attributable to the increase in the fair value of the contingent consideration liability for both Printdeal and Pixartprinting since June 30, 2014. Payroll and share-based compensation expenses increased by $5.2 million, and $4.3 million during the three and six months ended December 31, 2014, respectively, as compared to the prior periods. At December 31, 2014 we employed 411 employees in these organizations compared to 396 employees at December 31, 2013.
Other income (expense), net
Other income (expense), net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments. The following table summarizes the components of other income (expense), net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Gains (losses) on derivative instruments	$4,191	$(1,229)	$7,642	$(6,438)
Currency related gains (losses), net	5,664	(1,980)	14,349	(1,597)
Total other income (expense), net	$9,855	$(3,209)	$21,991	$(8,035)
During the three and six months ended December 31, 2014, we recognized $9.9 million and $22.0 million of currency related gains, respectively, as compared to $3.2 million and $8.0 million of losses during the three and six months ended December 31, 2013, respectively. The increase in other income (expense), net is due in part to net gains of $4.2 million and $7.6 million, respectively, recognized on our currency forward contracts for which we did not apply hedge accounting, as compared to net losses of $1.2 million and $6.4 million that were recognized during the three and six months ended December 31, 2013. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
In addition, changes in our corporate entity operating structure, effective on October 1, 2013, required us to alter our intercompany transactional and financing activities. We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility. As the U.S. dollar strengthened significantly compared to certain currencies, we recognized gains of $5.7 million and $14.3 million during the three and six months ended December 31, 2014, as compared to $2.0 million and $1.6 million of losses during the three and six months ended December 31, 2013. Although we have recognized currency gains due to these intercompany financing relationships during the six months ended December 31, 2014, we expect to incur currency losses in our third fiscal quarter that could be significant as a result of the recent volatility in the currency markets particularly the strengthening of the Swiss Franc. This does not have a U.S. dollar cash impact for the consolidated group.
Interest expense, net
Interest expense, net was $3.0 million and $6.4 million for the three and six months ended December 31, 2014, respectively, and $1.6 million and $3.1 million, for the three and six months ended December 31, 2013, respectively. Interest expense, net primarily consists of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs, and the increase in the current periods compared to the prior year periods is a result of increased borrowing levels under our credit facility.
Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Income tax provision	$3,850	$6,005	$6,082	$6,820
Effective tax rate	5.8%	12.6%	6.6%	13.7%
The decrease in tax expense is primarily attributable to tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013, as further described below. Additionally, for the three months ended December 31, 2014 we recognized a tax benefit related to a reduction in our net liability for unrecognized tax benefits.
Our consolidated annual effective tax rate is primarily impacted by changes in the amount and geographical mix of consolidated pre-tax income. For fiscal 2015, we are forecasting a lower consolidated annual effective tax rate as compared to fiscal 2014, primarily as a result of a more favorable geographical mix of consolidated pre-tax earnings and greater tax benefits recognized as a result of the changes to our corporate entity operating structure described below. We expect our cash paid for income taxes for fiscal 2015 to be higher than our income tax expense as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Cimpress group that are based in different tax jurisdictions. The impact of the transfer is recognized for income tax purposes only and not in our consolidated financial statements. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer is eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. However, the recipient entity receives a tax benefit associated with the future amortization of the fair market value of the intellectual property received, which for tax purposes will occur over a period of five years in accordance with the applicable tax laws.
We are currently under income tax audits in various jurisdictions. We believe that our income tax reserves associated with these matters are adequate as the positions reported on our tax returns will be sustained on their technical merits. However, final resolutions are uncertain and there is a possibility that they could have a material impact on our financial condition, results of operations or cash flows. See Note 11 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Six Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$190,844	$94,904
Net cash used in investing activities	(65,543)	(51,564)
Net cash used in financing activities	(103,340)	(32,395)
At December 31, 2014, we had $77.9 million of cash and cash equivalents and $346.9 million of outstanding debt. Cash and cash equivalents increased by $15.4 million during the six months ended December 31, 2014. The cash flows during the six months ended December 31, 2014 related primarily to the following items:
Cash inflows:

•	Net income of $86.3 million;

•
Adjustments for non-cash items of $37.0 million primarily related to positive adjustments for depreciation and amortization of $47.4 million and share-based compensation costs of $12.1 million, offset by negative adjustments for unrealized currency-related gains of $22.1 million;

•	Proceeds from borrowing of debt of $139.5 million; and

•
Changes in working capital balances of $67.6 million primarily driven by improved management of accounts payable and accrued expenses and increased seasonal volume for marketing and shipping costs that have not yet been paid.

Cash outflows:

•
Capital expenditures of $35.0 million of which $15.7 million were related to the purchase of manufacturing and automation equipment for our production facilities, $6.6 million were related to the purchase of computer equipment, and $12.7 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Repayments of debt and debt issuance costs of $243.3 million;

•	Payments for our FotoKnudsen acquisition and Printi minority investment, net of cash acquired, of $23.0 million; and

•	Internal costs for software and website development that we have capitalized of $7.4 million.
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2014, we financed our operations and strategic investments through internally generated cash flows from operations and our debt financing. We currently plan to invest approximately $85 million to $95 million in total capital expenditures in fiscal 2015. The majority of planned fiscal 2015 capital investments are designed to support the planned long-term growth of the business. In fiscal 2015, we expect to spend approximately $20 million to build a new manufacturing facility in Japan as part of our joint venture. We also expect to invest approximately $20 million to expand our product lines and other new manufacturing capabilities. Due to our investments in recent years, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy, including investments and capital expenditure requirements, for the foreseeable future.
As of December 31, 2014, approximately $75.4 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $114.0 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. We have aggregate loan commitments under the credit agreement of a total of $848.0 million as of December 31, 2014. The loan commitments consist of revolving loans of $690.0 million and remaining term loans of $158.0 million.
In the next twelve months we will continue to use, as needed, our revolving credit facility or additional sources of borrowings in order to fund our ongoing operations, support our long-term growth through strategic investments, or purchase our ordinary shares. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2014, the amount available for borrowing under our credit facility was as follows:

In thousands

December 31, 2014
Maximum aggregate available for borrowing	$848,000
Outstanding borrowings of credit facilities	(342,500)
Remaining amount	505,500
Limitations to borrowing due to debt covenants and other obligations (1)	(106,430)
Amount available for borrowing as of December 31, 2014 (2)	$399,070
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
(3) The credit agreement also places limitations on additional indebtedness and liens that we may incur, as well as on certain intercompany activities.
(*) The definitions of EBITDA, consolidated total indebtedness, and consolidated senior secured indebtedness are contained in our credit agreement included as an exhibit to our Form 8-K filed on February 13, 2013, as amended by amendments no. 1 and no. 2 to the credit agreement included as exhibits to our Forms 8-K filed on January 22, 2014 and September 25, 2014.
    As of December 31, 2014, we were in compliance with all financial and other covenants under the credit agreement.
In addition, we have an uncommitted line of credit with Santander Bank, N.A., and under the terms of the agreement we may borrow up to $25.0 million at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of December 31, 2014 the variable interest rate was determined based on LIBOR plus 1.20%. The LIBOR rate is determined on the date of borrowing and is based on the length of the specific loan. As of December 31, 2014 the weighted-average interest rate on outstanding borrowings of $5.0 million was 1.34%.
Contractual Obligations
Contractual obligations at December 31, 2014 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$42,973	$10,145	$12,387	$7,948	$12,493
Build-to-suit lease	131,769	4,190	25,139	25,139	77,301
Purchase commitments	24,176	24,176	—	—	—
Debt and interest payments	387,612	24,520	51,534	311,558	—
Capital leases	14,684	6,097	6,660	1,927	—
Other	36,190	14,903	16,214	5,073	—
Total (1)	$637,404	$84,031	$111,934	$351,645	$89,794
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.6 million as of December 31, 2014 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 11 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $43.0 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.7 million and $1.0 million, respectively.
Build-to-suit lease. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts, USA operations to a new facility in Waltham, Massachusetts, USA, that is expected to commence in the first quarter of fiscal 2016. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At December 31, 2014, we had unrecorded commitments under contract of $24.2 million, which were composed of inventory purchase commitments of approximately $1.9 million, production and computer equipment purchases of approximately $14.4 million, and other unrecorded purchase commitments of $7.9 million.
Debt. The term loans outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans due on September 23, 2019. Interest payable included in this table is based on the interest rate as of December 31, 2014 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2014, is $18.7 million, net of accumulated depreciation of $2.8 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2014 amounts to $16.2 million.
Other Obligations. Other obligations include an installment obligation of $14.9 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2014. Other obligations also include the fair value of the contingent consideration payments related to our fiscal 2014 acquisitions of Printdeal and Pixartprinting of $21.2 million. The Pixartprinting liability is based on calendar 2014 revenue and EBITDA targets and is payable in the third quarter of fiscal 2015. The Printdeal liability is payable during the third quarter of fiscal 2016 and is contingent upon the achievement of an initial 2014 EBITDA margin threshold but ultimately payable based on achieving certain revenue and EBITDA results for calendar year 2015. Please refer to Note 3 in the accompanying consolidated financial statements for additional details.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt. As of December 31, 2014, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of December 31, 2014, we had $346.9 million of variable rate debt and $14.9 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of December 31, 2014, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.3 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in U.S. dollars with another group company, which may be different from the functional currency of one of the subsidiary loan parties. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although do not have a U.S. dollar cash impact for the consolidated group. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $20.9 million and $6.7 million on our income before taxes for the three months ended December 31, 2014 and 2013, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended ended December 31, 2014 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
Our future results may vary materially from those contained in forward-looking statements that we make in this Report and other filings with the SEC, press releases, communications with investors, and oral statements due to the following important factors, among others. Our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future in ways that may be beyond our control. Our actual results may differ materially from our projections due to various factors, including the factors listed immediately above and in the risk factor below entitled "Our quarterly financial results will often fluctuate," which is also applicable to longer-term results.
If our strategy is not successful, or if there is a market perception that our strategy is not successful, then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, our reputation and brand may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.
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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, financial objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate include among others:

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues and costs;

•	hedging activity that does not qualify for, or for which we do not elect, hedge accounting;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in product mix toward less profitable products;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	investments in our business in the current period intended to generate or support revenues and operations in future periods;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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

•
An acquisition or investment may fail to achieve our goals and expectations because we fail to integrate the acquired business, technologies, services, or internal systems effectively, the integration is more expensive or takes more time than we anticipated, the management of our investment is more expensive or takes more resources than we expected, or the business we acquired or invested in does not perform as well as we expected.

•	In some cases, our acquisitions and investments are dilutive for a period of time, leading to reduced earnings.

•
Acquisitions and investments can result in increased expenses including impairments of goodwill and intangible assets if financial goals are not achieved, assumptions of contingent or unanticipated liabilities, or increased tax costs.

The accounting for our acquisitions requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, and can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn-out based on performance targets for the acquired companies, which can be difficult to forecast. We accrue liabilities for estimated future contingent earn-out payments based on an evaluation of the likelihood of achievement of the contractual conditions underlying the earn-out and weighted probability assumptions of the required outcomes. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn-outs, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations. In addition, earn-out provisions can lead to disputes with the sellers about the achievement of the earn-out performance targets, and earn-out performance targets can sometimes create inadvertent incentives for the acquired company's management to take actions designed to maximize the earn-out instead of benefiting the business.
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

Our production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Some of the events that could cause interruptions in our operations or systems are, among others:

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

We do not collect indirect taxes in all jurisdictions, which could expose us to tax liabilities.

In some of the jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Cimpress is a complex and evolving issue, and in many cases, it is not clear how existing tax statutes apply to the Internet or e-commerce. For example, some state governments in the United States have imposed or are seeking to impose indirect taxes on Internet sales. A successful assertion by one or more governments in jurisdictions where we are not currently collecting sales or value added taxes that we should be, or should have been, collecting indirect taxes on the sale of our products could result in substantial tax liabilities for past sales.

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

We are a Dutch limited liability company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits, and the tax authorities in these countries could claim that a greater portion of the income of the Cimpress N.V. group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations. For more information about audits to which we are currently subject refer to Note 11 “Income Taxes” in the accompanying notes to the consolidated financial statements included in Item 1 of Part I of this Report.

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

We operate pursuant to written intercompany service and related agreements, which we also refer to as transfer pricing agreements, among Cimpress N.V. and its subsidiaries. These agreements establish transfer prices for production, marketing, management, technology development and other services performed by these subsidiaries for other group companies. Transfer prices are prices that one company in a group of related companies charges to another member of the group for goods, services or the use of property. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm's length. With the exception of certain jurisdictions where we have obtained rulings or advance pricing agreements, our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

Our Articles of Association, Dutch law and the independent foundation, Stichting Continuïteit Cimpress, may make it difficult to replace or remove management, may inhibit or delay a change of control or may dilute your voting power.

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

In addition, an independent foundation, Stichting Continuïteit Cimpress, or the Foundation, exists to safeguard the interests of Cimpress N.V. and its stakeholders, which include but are not limited to our shareholders, and to assist in maintaining Cimpress' continuity and independence. To this end, we have granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding, which is designed to provide a protective measure against unsolicited take-over bids for Cimpress and other hostile threats. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one half.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Cimpress N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have purchased our shares and may seek to purchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a purchase of shares should not result in any Dutch withholding tax if we hold the purchased shares in treasury for the purpose of issuing shares pursuant to employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities challenge the use of the shares for these purposes, such a purchase of shares for the purposes of capital reduction may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our recognized paid in capital per share for Dutch tax purposes and the redemption price per share. Our recognized paid in capital per share for Dutch tax purposes is €28.99 per share translated as of the date of our reincorporation to the Netherlands on August 28, 2009.

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

The intercompany service and related agreements among Cimpress N.V. and its direct and indirect subsidiaries ensure that many of the subsidiaries realize profits based on their operating expenses. As a result, if the Cimpress group is less profitable, or even not profitable on a consolidated basis, many of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 11, 2014, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisory Board authorized the repurchase of up to 6,400,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase authorization expires on May 12, 2016, and we may suspend or discontinue the repurchase program at any time. Our Supervisory Board approved this repurchase program pursuant to the authorization we received from our shareholders in November 2014. This new repurchase program replaced the previous program that our Supervisory Board approved in May 2014.
We did not repurchase any shares during the three months ended December 31, 2014, and 6,400,000 shares remain available for repurchase under this program, subject to certain limitations imposed by our credit agreement.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 30, 2015                                                            Cimpress N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Cimpress N.V., as amended
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15(d)-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________________

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.