Form 10-Q
period 2015-03-31
CIMPRESS N.V.
filed 2015-04-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 24, 2015, there were 32,804,114 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share and per share data)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$134,212	$62,508
Marketable securities	7,987	13,857
Accounts receivable, net of allowances of $286 and $212, respectively	22,028	23,515
Inventory	13,334	12,138
Prepaid expenses and other current assets	44,587	45,923
Total current assets	222,148	157,941
Property, plant and equipment, net	391,761	352,221
Software and web site development costs, net	18,645	14,016
Deferred tax assets	12,646	8,762
Goodwill	283,567	317,187
Intangible assets, net	80,488	110,214
Other assets	31,861	28,644
Total assets	$1,041,116	$988,985
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$46,321	$52,770
Accrued expenses	142,526	121,177
Deferred revenue	25,229	26,913
Deferred tax liabilities	830	2,178
Short-term debt	11,884	37,575
Other current liabilities	7,851	888
Total current liabilities	234,641	241,501
Deferred tax liabilities	24,462	30,846
Lease financing obligation	70,587	18,117
Long-term debt	418,594	410,484
Other liabilities	44,207	44,420
Total liabilities	792,491	745,368
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests (Note 13)	12,698	11,160
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 32,790,444 and 32,329,244 shares outstanding, respectively	615	615
Treasury shares, at cost, 11,290,183 and 11,751,383 shares, respectively	(408,220)	(423,101)
Additional paid-in capital	320,270	309,990
Retained earnings	438,754	342,840
Accumulated other comprehensive (loss) income	(116,475)	2,113
Total shareholders’ equity attributable to Cimpress N.V.	234,944	232,457
Noncontrolling interest	983	—
Total shareholders' equity	235,927	232,457
Total liabilities, noncontrolling interests and shareholders’ equity	$1,041,116	$988,985
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue	$339,901	$286,185	$1,113,738	$932,081
Cost of revenue (1)	125,540	100,903	412,381	317,482
Technology and development expense (1)	48,311	42,434	138,841	127,555
Marketing and selling expense (1)	120,795	109,118	371,680	335,679
General and administrative expense (1)	40,914	28,491	109,748	85,195
Income from operations	4,341	5,239	81,088	66,170
Other income (expense), net	8,291	(116)	30,282	(8,151)
Interest expense, net	(3,131)	(1,725)	(9,508)	(4,868)
Income before income taxes and loss in equity interests	9,501	3,398	101,862	53,151
Income tax provision	1,576	999	7,658	7,819
Loss in equity interests	—	1,058	—	2,704
Net income	7,925	1,341	94,204	42,628
Add: Net loss attributable to noncontrolling interests	686	34	1,710	34
Net income attributable to Cimpress N.V.	$8,611	$1,375	$95,914	$42,662
Basic net income per share attributable to Cimpress N.V.	$0.26	$0.04	$2.95	$1.30
Diluted net income per share attributable to Cimpress N.V.	$0.25	$0.04	$2.85	$1.24
Weighted average shares outstanding — basic	32,694,354	33,249,419	32,537,940	32,921,016
Weighted average shares outstanding — diluted	34,180,563	34,356,990	33,637,567	34,425,288
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Cost of revenue	$17	$55	$62	$193
Technology and development expense	1,032	1,022	2,961	5,900
Marketing and selling expense	465	876	1,437	4,153
General and administrative expense	5,124	3,639	14,304	11,604

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$7,925	$1,341	$94,204	$42,628
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(40,592)	(227)	(115,143)	10,764
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(1,036)	(70)	(1,057)	(138)
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	201	—	630	—
Unrealized gain (loss) on available-for-sale-securities	(546)	6,283	(5,266)	6,283
Unrealized gain (loss) on pension benefit obligation	39	—	(26)	—
Comprehensive income (loss)	(34,009)	7,327	(26,658)	59,537
Add: Comprehensive loss attributable to noncontrolling interests	1,561	88	3,984	88
Total comprehensive income (loss) attributable to Cimpress N.V.	$(32,448)	$7,415	$(22,674)	$59,625

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities
Net income	$94,204	$42,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,756	49,346
Share-based compensation expense	18,764	21,850
Excess tax benefits derived from share-based compensation awards	(2,686)	(5,467)
Deferred taxes	(8,666)	(10,954)
Loss in equity interests	—	2,704
Unrealized (gain) loss on derivative instruments included in net income	(7,435)	2,655
Change in fair value of contingent consideration	14,890	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(15,932)	983
Other non-cash items	3,126	729
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(855)	2,293
Inventory	(2,201)	352
Prepaid expenses and other assets	18,064	(9,217)
Accounts payable	(5,049)	7,979
Accrued expenses and other liabilities	16,434	(7,835)
Net cash provided by operating activities	192,414	98,046
Investing activities
Purchases of property, plant and equipment	(50,105)	(53,999)
Proceeds from sale of assets	—	137
Business acquisitions, net of cash acquired	(22,997)	—
Purchases of intangible assets	(201)	(202)
Purchase of available-for-sale securities	—	(4,629)
Capitalization of software and website development costs	(12,517)	(7,339)
Investment in equity interests	—	(4,994)
Net cash used in investing activities	(85,820)	(71,026)
Financing activities
Proceeds from borrowings of debt	218,500	109,000
Proceeds from issuance of senior notes	275,000	—
Payments of debt	(512,251)	(145,796)
Payments of debt issuance costs	(6,373)	(1,354)
Payment of contingent consideration included in acquisition-date fair value	(7,021)	—
Payments of withholding taxes in connection with share awards	(4,297)	(8,400)
Payments of capital lease obligations	(4,315)	—
Excess tax benefits derived from share-based compensation awards	2,686	5,467
Proceeds from issuance of ordinary shares	10,967	4,274
Capital contribution from noncontrolling interest	4,160	4,821
Issuance of dividend to noncontrolling interest	(118)	—
Net cash used in financing activities	(23,062)	(31,988)
Effect of exchange rate changes on cash and cash equivalents	(11,828)	1,448
Net increase (decrease) in cash and cash equivalents	71,704	(3,520)
Cash and cash equivalents at beginning of period	62,508	50,065
Cash and cash equivalents at end of period	$134,212	$46,545
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,366	$4,061
Income taxes	10,629	12,659

Supplemental schedule of non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$59,790	$8,397
Property and equipment acquired under capital leases	9,762	—
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited in thousands, except share and per share data)

1. Description of the Business
We are a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of individually small, customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market via various brands that deliver marketing products and services to the small business and home and family markets. These brands include Vistaprint, our leading global brand for micro business marketing products and services, as well as brands we have acquired that serve the needs of various market segments including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for personal use.
On November 14, 2014, pursuant to our shareholders’ approval, we amended our articles of association to change our name to Cimpress N.V. and began trading on The Nasdaq Stock Market under the "CMPR" ticker symbol shortly after.
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for a fair statement of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.
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

Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other period. The consolidated balance sheet at June 30, 2014 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Gains (losses) on derivative instruments (1)	$5,756	$(1,086)	$13,398	$(7,526)
Currency related gains (losses), net (2)	2,535	970	16,884	(625)
Total other income (expense), net	$8,291	$(116)	$30,282	$(8,151)
_____________________
(1) Includes both realized and unrealized gains (losses) on derivative instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility primarily due to changes in our corporate entity operating structure, effective October 1, 2013, which required us to alter our intercompany transactional and financing activities. The net currency related gains for the three and nine months ended March 31, 2015 are substantially driven by this intercompany activity.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted average shares outstanding, basic	32,694,354	33,249,419	32,537,940	32,921,016
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,486,209	1,107,571	1,099,627	1,504,272
Shares used in computing diluted net income per share attributable to Cimpress N.V.	34,180,563	34,356,990	33,637,567	34,425,288
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	39,265	906,850	380,136	916,209
Share-Based Compensation
During the three and nine months ended March 31, 2015, we recorded share-based compensation expense of $6,638 and $18,764, respectively, and $5,592 and $21,850 during the three and nine months ended March 31, 2014, respectively. As of March 31, 2015, there was $40,759 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.8 years.
Recently Issued or Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03,"Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," (ASU 2015-03), which requires an entity to present debt issuance costs related to recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for us on July 1, 2016 and early adoption is permitted. The standard requires the application on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of the standard. We do not expect it to have a material impact.
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02) which places more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. The new standard is effective for us on July 1, 2016. The standard permits early adoption and the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the effect ASU 2015-02 will have on our consolidated financial statements but do not expect it to have a material impact.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has issued a proposal to defer the effective date to January 1, 2018, which would result in an effective date for us of July 1, 2018, with early application permitted. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating the adoption method and effect that ASU 2014-09 will have on our consolidated financial statements but do not expect it to have a material impact.
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	March 31, 2015
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,007	$3,980	$7,987
Total investments in available-for-sale securities	$4,007	$3,980	$7,987

	June 30, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,611	$9,246	$13,857
Total investments in available-for-sale securities	$4,611	$9,246	$13,857

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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,987	$7,987	$—	$—
Currency forward contracts	7,067	—	7,067	—
Total assets recorded at fair value	$15,054	$7,987	$7,067	$—

Liabilities
Interest rate swap contracts	$(1,402)	$—	$(1,402)	$—
Currency forward contracts	(42)	—	(42)	—
Contingent consideration	(17,936)	—	—	(17,936)
Total liabilities recorded at fair value	$(19,380)	$—	$(1,444)	$(17,936)

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$13,857	$13,857	$—	$—
Currency forward contracts	382	—	382	—
Total assets recorded at fair value	$14,239	$13,857	$382	$—

Liabilities
Interest rate swap contracts	$(745)	$—	$(745)	$—
Currency forward contracts	(806)	—	(806)	—
Contingent consideration	(16,072)	—	—	(16,072)
Total liabilities recorded at fair value	$(17,623)	$—	$(1,551)	$(16,072)
During the three and nine months ended March 31, 2015 and the year ended June 30, 2014, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

During the three months ended March 31, 2015, we amended the terms of our contingent consideration arrangement related to our fiscal 2014 acquisition of Printdeal (formerly known as People & Print Group). The original terms provided for contingent consideration payable based upon the achievement of an initial calendar year 2014 earnings before interest, taxes, depreciation and amortization (EBITDA) margin threshold but ultimately payable based on revenue and EBITDA performance for calendar year 2015. We amended the terms and will pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,271 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,564 based on the exchange rate as of March 31, 2015) is payable during the fourth quarter of fiscal 2016.
Our fiscal 2014 acquisition of Pixartprinting provided for contingent consideration payable based on the achievement of revenue and EBITDA performance metrics for calendar year 2014. Based on Pixartprinting's 2014 results, we will pay the maximum amount achievable of €9,600 ($10,372 based on the exchange rate as of March 31, 2015) during the fourth quarter of fiscal 2015.
The contingent consideration obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within general and administrative expenses in the consolidated statements of operations during the period in which the change occurs. As both the Printdeal and Pixartprinting contingent liabilities are no longer variable, we do not expect any additional adjustments to fair value prior to payment.
The following table represents the changes in fair value of Level 3 contingent consideration:

	Current liabilities: contingent consideration	Long-term liabilities: contingent consideration	Total contingent consideration
Balance at June 30, 2014	$6,276	$9,796	$16,072
Fair value adjustment	13,810	1,080	14,890
Cash payments	(8,271)	—	(8,271)
Foreign currency impact	(1,443)	(3,312)	(4,755)
Balance at March 31, 2015	$10,372	$7,564	$17,936

As of March 31, 2015 and June 30, 2014, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2015 and June 30, 2014 the carrying value of our debt was $430,478 and $448,059, respectively, and the fair value was $440,433 and $460,098, respectively. Our debt includes a variable rate debt instrument indexed to LIBOR that resets periodically and a fixed rate debt instrument. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. We de-designate a derivative when we determine that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings, as a component of other income (expense). The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the the forecasted transaction is recognized in earnings. During the three and nine months ended March 31, 2015, two interest rate derivative instruments were de-designated. As of March 31, 2015, the amount of unrecognized loss included in accumulated other comprehensive (loss) income for de-designated cash flow hedge instruments is $160. During the three and nine months ended March 31, 2014 we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of March 31, 2015, we estimate that $771 will be reclassified from accumulated other comprehensive (loss) income to interest income during the twelve months ending March 31, 2016. As of March 31, 2015, we had nine outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments include seven interest rate swap contracts that were designated and two interest rate swap contracts that were de-designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from June 2015 through June 2019. Since the start date of certain contracts has not yet commenced and contracts have been de-designated, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2015	$230,000
Contracts with a future start date	105,000
Total	$335,000
Hedges of Currency Risk
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We use currency derivatives, specifically currency forward contracts, to manage this exposure. We did not elect hedge accounting for our current currency forward contract activity, as we performed an analysis to evaluate the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. However, we may elect to apply hedge accounting in future scenarios. The change in the fair value of currency forward contracts is recognized directly in earnings, as a component of other income (expense), net. During the three and nine months ended March 31, 2015 and 2014, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
    As of March 31, 2015, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Danish Krone, The Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$164,562	June 2014 through March 2015	Various dates through September 2016	286	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2015 and June 30, 2014:

	March 31, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,231)	$—	$(1,231)
Total derivatives designated as hedging instruments		$—	$—	$—		$(1,231)	$—	$(1,231)

Derivatives not designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(171)	$—	$(171)
Currency forward contracts	Other current assets / other assets	8,877	(1,810)	7,067	Other current liabilities / other liabilities	(46)	4	(42)
Total derivatives not designated as hedging instruments		$8,877	$(1,810)	$7,067		$(217)	$4	$(213)

	June 30, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(771)	$26	$(745)
Total derivatives designated as hedging instruments		$—	$—	$—		$(771)	$26	$(745)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$410	$(28)	$382	Other current liabilities	$(1,058)	$252	$(806)
Total derivatives not designated as hedging instruments		$410	$(28)	$382		$(1,058)	$252	$(806)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income for the three and nine months ended March 31, 2015 and 2014:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2015	2014	2015	2014
Currency contracts that hedge revenue	—	—	—	(107)
Currency contracts that hedge cost of revenue	—	—	—	59
Currency contracts that hedge technology and development expense	—	—	—	70
Currency contracts that hedge general and administrative expense	—	—	—	12
Interest rate swaps	(1,036)	(132)	(1,057)	(456)
	$(1,036)	$(132)	$(1,057)	$(422)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain/(Loss)				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2015	2014	2015	2014
Currency contracts that hedge revenue	$—	$—	$—	$(120)	Revenue
Currency contracts that hedge cost of revenue	—	—	—	(112)	Cost of revenue
Currency contracts that hedge technology and development expense	—	—	—	122	Technology and development expense
Currency contracts that hedge general and administrative expense	—	—	—	11	General and administrative expense
Interest rate swaps	(268)	(78)	(840)	(232)	Interest expense, net
Total before income tax	(268)	(78)	(840)	(331)	Income (loss) before income taxes and loss in equity interests
Income tax	67	16	210	47	Income tax provision
Total	$(201)	$(62)	$(630)	$(284)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2015	2014	2015	2014
Currency contracts	$5,770	$(1,086)	$13,412	$(7,526)	Other income (expense), net
Interest rate swaps	(14)	—	(14)	—	Other income (expense), net
	$5,756	$(1,086)	$13,398	$(7,526)

5. Accumulated Other Comprehensive (Loss) Income
The following table presents a roll forward of amounts recognized in accumulated other comprehensive (loss) income by component, net of tax of $218, for the nine months ended March 31, 2015:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Currency translation adjustments	Total
Balance as of June 30, 2014	(803)	9,246	(2,724)	(3,606)	2,113
Other comprehensive (loss) income before reclassifications	(1,057)	(5,266)	(26)	(112,869)	(119,218)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	630	—	—	—	630
Net current period other comprehensive (loss) income	(427)	(5,266)	(26)	(112,869)	(118,588)
Balance as of March 31, 2015	$(1,230)	$3,980	$(2,750)	$(116,475)	$(116,475)
6. Waltham and Lexington Lease Arrangements
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a yet to be constructed facility in Waltham, Massachusetts, USA. The Waltham lease will commence upon completion of the building, scheduled for the first quarter of fiscal 2016, and will extend eleven years from the commencement date. We expect to pay approximately $131,769 in cash ratably over the initial 11-year term of the lease, starting in September 2015.
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
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of March 31, 2015 we have recorded $73,167 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation. The asset is included as construction in progress in property, plant and equipment, net in the consolidated balance sheet. Once the construction is completed, we will evaluate the Waltham lease in order to determine whether or not the lease meets the criteria for "sale-leaseback" treatment.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the Waltham lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcate our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. We recognized non-cash rent expense of $375 and $1,125 in our consolidated statements of operations for the land operating lease during the three and nine months ended March 31, 2015.
7. Business Combinations
Acquisition of FotoKnudsen
On July 1, 2014, we acquired 100% of the outstanding shares of FotoKnudsen AS, a Norwegian photo product company focused primarily on the Norwegian markets. At closing, we paid €14,045 ($19,224 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We utilized proceeds from our credit facility to finance the acquisition. In connection with the acquisition, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $394 which were recorded during the year ended June 30, 2014 in general and administrative expenses. No additional transaction costs were recorded during the nine months ended March 31, 2015.

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

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed, net:	$(1,748)	n/a
Identifiable intangible assets:
Customer relationships	5,615	6
Trade name	2,869	6
Developed technology	734	2
Goodwill	11,754	n/a
Total purchase price	$19,224
8. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2014 and March 31, 2015 is as follows:

	Vistaprint Business Unit	All Other Business Units	Total
Balance as of June 30, 2014 (1)	$138,007	$179,180	$317,187
Acquisitions (2)	—	18,970	18,970
Adjustments	—	(122)	(122)
Effect of currency translation adjustments (3)	(12,534)	(39,934)	(52,468)
Balance as of March 31, 2015	$125,473	$158,094	$283,567
_________________
(1) Our segment reporting has been revised as of July 1, 2014 and, as such, we have re-allocated our goodwill by segment for the period ended June 30, 2014. See Note 14 for additional details.
(2) See Notes 7 and 12 for additional details.
(3) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
We perform our annual goodwill impairment test on January 1 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For our annual impairment test as of January 1, 2015, we evaluated each of our five reporting units with goodwill individually. We considered the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. Our qualitative assessment for fiscal 2015 determined that there was no indication that the carrying value of any of our reporting units exceeded its fair value. Our annual analysis requires significant judgment, including the identification and aggregation of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections.

Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and nine months ended March 31, 2015 was $4,719 and $16,803, respectively, and $2,228 and $6,885 for the three and nine months ended March 31, 2014, respectively. Amortization expense has increased significantly in fiscal 2015 due to the acquisitions of Printdeal, Pixartprinting and FotoKnudsen.
9. Accrued Expenses
Accrued expenses included the following:

	March 31, 2015	June 30, 2014
Compensation costs	$44,411	$46,375
Income and indirect taxes (1)	30,314	23,190
Advertising costs	19,746	19,299
Shipping costs	4,954	4,104
Purchases of property, plant and equipment	4,612	3,687
Professional costs	2,101	2,224
Other (2)	36,388	22,298
Total accrued expenses	$142,526	$121,177
_____________________
(1) The increase in income and indirect taxes is principally a result of the timing of payment of income and indirect taxes.
(2) The increase is primarily due to the increase in the short-term portion of the contingent consideration liability of $4,096, as well as an increase in certain liability based equity awards of $3,097 as of March 31, 2015.
10. Debt

	March 31, 2015	June 30, 2014
7% Senior unsecured notes due 2022	$275,000	$—
Senior secured credit facility (1)	155,478	426,859
Uncommitted credit facility	—	21,200
Total debt outstanding	430,478	448,059
Less short-term debt (1)	11,884	37,575
Long-term debt	$418,594	$410,484
_____________________
(1) Balances as of March 31, 2015 are inclusive of short-term and long-term debt discounts of $116 and $406, respectively.
Indenture and Senior Unsecured Notes due 2022
On March 24, 2015, we completed a private placement of $275,000 in aggregate principal amount of 7% senior unsecured notes due 2022 (the “Notes”). We issued the Notes pursuant to a senior notes indenture dated as of March 24, 2015 among Cimpress N.V., our subsidiary guarantors, and MUFG Union Bank, N.A., as trustee (the "Indenture"). We used the proceeds from the Notes to pay outstanding indebtedness under our unsecured line of credit and our senior secured credit facility and for general corporate purposes.
The Notes bear interest at a rate of 7% per annum and mature on April 1, 2022. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015, to the holders of record of the Notes at the close of business on March 15 and September 15, respectively, preceding such interest payment date.

The Notes are senior unsecured obligations and rank equally in right of payment to all our existing and future senior unsecured debt and senior in right of payment to all of our existing and future subordinated debt. The Notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Subject to certain exceptions, each of our existing and future subsidiaries that is a borrower under or guarantees our senior secured credit facilities will guarantee the Notes.
The Indenture contains various covenants, including covenants that, subject to certain exceptions, limit our and our restricted subsidiaries’ ability to incur and/or guarantee additional debt; pay dividends, repurchase shares or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate or transfer or dispose of substantially all of our consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.
At any time prior to April 1, 2018, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the Indenture, plus, in each case, accrued and unpaid interest to, but not including, the redemption date. In addition, at any time prior to April 1, 2018, we may redeem up to 35% of the aggregate outstanding principal amount of the Notes at a redemption price equal to 107.0% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. At any time on or after April 1, 2018, we may redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest to, but not including, the redemption date.
JP Morgan Credit Facility
On September 23, 2014, we entered into amendment no. 2 to our credit agreement, which increased the aggregate loan commitments of our existing lenders to a total of $850,000 and extended the maturity date of all our borrowings under the credit agreement to September 23, 2019. As of March 31, 2015, we have a senior secured credit facility of $846,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $156,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of March 31, 2015, the weighted-average interest rate on outstanding borrowings was 2.69%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of March 31, 2015.
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
Our credit agreement also contains customary representations, warranties and events of default. As of March 31, 2015, we were in compliance with all financial and other covenants under the credit agreement.

Additional line of credit
We have an uncommitted line of credit with Santander Bank, N.A, and under the terms of the agreement we may borrow up to $25,000 at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of March 31, 2015, there were no outstanding borrowings under this line of credit.
11. Income Taxes
Income tax expense was $1,576 and $7,658 for the three and nine months ended March 31, 2015, respectively, as compared to $999 and $7,819 for the same prior year periods. The changes are primarily attributable to an increase in consolidated pre-tax income for both the three and nine months ended March 31, 2015 as compared to the same prior year periods, offset by tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013. We made the changes to our corporate entity operating structure, which included transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Additionally, our tax expense for the nine months ended March 31, 2015 was further reduced due to a reduction in our net liability for unrecognized tax benefits that we recognized during the three months ended December 31, 2014.
Our consolidated annual effective tax rate is primarily impacted by changes in the amount and geographical mix of consolidated pre-tax income. For fiscal 2015, we are forecasting a lower consolidated annual effective tax rate as compared to fiscal 2014, primarily as a result of an increase to and more favorable geographical mix of consolidated pre-tax earnings and greater tax benefits recognized as a result of the changes to our corporate entity operating structure described above. We expect our cash paid for income taxes for fiscal 2015 to be higher than our income tax expense as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period.
     As of March 31, 2015, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $4,984, including accrued interest of $90. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. Of the total amount of unrecognized tax benefits, approximately $2,282 will reduce the effective tax rate if recognized.
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
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2012 through 2014 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2006 through 2014 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
One of our U.S. subsidiaries, Cimpress USA Incorporated (formerly known as Vistaprint USA, Incorporated) has received Notices of Assessment from the Massachusetts Department of Revenue ("DOR") related to the tax years 2006 to 2008 and 2010 to 2011. The Notices contain adjustments to taxable income for these years. The issue in dispute is whether the DOR has the right to impute royalty income to Cimpress USA in the years at issue associated with the use of certain intangible property by Vistaprint Limited, even though that intangible property was transferred for a lump-sum payment to Vistaprint Limited in an earlier year that is closed to adjustment by virtue of the governing statute of limitations. The matter was recently under review by the DOR Office of Appeals. In July 2014, we received a Letter of Determination from the Office of Appeals rejecting our Application for Abatement and upholding the DOR’s original assessments. In August 2014, we filed a petition to have our case heard by the Massachusetts Appellate Tax Board. At this time, the hearing for our case has not yet been set. We continue to believe that the DOR’s position has no merit, and we intend to contest these assessments to the fullest extent possible.
Additionally, Cimpress USA has been under audit by the IRS for the 2012 and 2013 tax years. This audit was concluded in March 2015 with no material tax adjustments.

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
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a new market and the opportunity to drive longer-term growth in Brazil. We paid $5,360 in cash for preferred shares and made a $2,850 capital contribution resulting in a 41.6% equity interest in Printi with call options to increase our ownership incrementally over a 9-year period by purchasing equity interests either directly from Printi or from certain employee shareholders. We expect to exercise the first contingent call option in the fourth quarter of fiscal 2015 which would increase our ownership to 49.99% by June 30, 2015.
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
As we are the primary beneficiary, our consolidated financial statements include the accounts of Printi from August 7, 2014. The results are immaterial to our consolidated statements of operations for the three and nine months ended March 31, 2015. We have recognized the assets and liabilities on the basis of their fair values at the date of our investment, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $5,360, $7,469 was allocated to goodwill, $2,465 to noncontrolling interests, $697 to acquired intangible assets and $341 to net liabilities.
We have call options to increase our ownership in Printi incrementally over a nine-year period with certain employee shareholders. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of March 31, 2015, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $5,808 and we have recognized $999 in general and administrative expense for the nine months ended March 31, 2015.

VIE of Which We are Not the Primary Beneficiary
Namex Limited
In the fourth quarter of fiscal 2014, we disposed of our investment in Namex Limited and its related companies, as discussions with management identified different visions in the execution of the long-term strategic direction of the business. Prior to the sale, our investment was accounted for using the equity method, as the investment was considered a VIE and we were not the primary beneficiary. We recorded in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the three and nine months ended March 31, 2014, we recorded a loss of $1,058 and $2,704, respectively, attributable to Namex in our consolidated statement of operations.
13. Noncontrolling Interests
In certain of our strategic investments we have purchased a controlling equity stake, but there remains a minority portion of the equity that is owned by a third party. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity.
Redeemable noncontrolling interests
On April 3, 2014 we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. As of March 31, 2015, the redemption value is less than carrying value and therefore no adjustment has been made.
We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During fiscal 2014, we contributed $4,891 in cash and $1,100 in assets, and Plaza Create made an initial capital contribution of $4,818 in cash and $955 in assets. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put their shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of March 31, 2015, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The net income (loss) of the operations allocated to the noncontrolling interest considers our stated liquidation preference in applying the income or loss to each party.

The following table presents the changes in our noncontrolling interests for the nine months ended March 31, 2015:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2014	$11,160	$—
Capital contribution from noncontrolling interest	4,160	—
Acquisition of noncontrolling interest	—	2,465
Dividend paid to noncontrolling interest	(118)	—
Net loss attributable to noncontrolling interest	(430)	(1,280)
Foreign currency translation	(2,074)	(202)
Balance as of March 31, 2015	$12,698	$983
14. Segment Information
During the first quarter of fiscal 2015 we revised our internal management organizational and reporting structure to better align to our strategy of delivering mass customized products to multiple customer segments via various brands. Our operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. The CODM measures and evaluates the performance of our operating segments based on revenue and income (loss) from operations. We have identified several operating segments under our new management reporting structure which are reported in the following two reportable segments:

•
Vistaprint Business Unit - Aggregates the operations of our core Vistaprint-branded business in the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Vistaprint Business Unit	$280,577	$267,706	$908,521	$868,351
All Other Business Units	59,324	18,479	205,217	63,730
Total revenue	$339,901	$286,185	$1,113,738	$932,081

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Income (loss) from operations:
Vistaprint Business Unit	$75,071	$64,563	$267,553	$237,816
All Other Business Units	(6,144)	(5,143)	(8,999)	(14,774)
Corporate and global functions	(64,586)	(54,181)	(177,466)	(156,872)
Total income from operations	$4,341	$5,239	$81,088	$66,170
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

United States	$177,268	$155,056	$532,243	$485,765
Non-United States (1)	162,633	131,129	581,495	446,316
Total revenue	$339,901	$286,185	$1,113,738	$932,081

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Physical printed products and other (2)	$322,564	$266,447	$1,059,805	$871,218
Digital products/services	17,337	19,738	53,933	60,863
Total revenue	$339,901	$286,185	$1,113,738	$932,081
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the periods presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	March 31, 2015	June 30, 2014
Long-lived assets (3):
Netherlands	$91,504	$106,918
Canada	99,991	100,369
United States	106,718	49,037
Australia	26,790	35,367
Switzerland	38,060	31,201
Jamaica	24,269	25,431
Italy	24,077	20,356
Bermuda	6,727	7,570
India	8,456	6,958
Other	15,675	11,674
Total	$442,267	$394,881
___________________
(3) Excludes goodwill of $283,567 and $317,187, intangible assets, net of $80,488 and $110,214 and deferred tax assets of $12,646 and $8,762 as of March 31, 2015 and June 30, 2014, respectively.
15. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the three and nine months ended March 31, 2015 was $4,087 and $12,886, respectively, and $3,727 and $10,122, for the three and nine months ended March 31, 2014.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2015, is $15,545, net of accumulated depreciation of $3,584; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2015 amounts to $11,847.
Purchase Obligations
At March 31, 2015, we had unrecorded commitments under contract of $26,385, which were principally composed of inventory purchase commitments of approximately $2,276, production and computer equipment purchases of approximately $14,185, and other unrecorded purchase commitments of $9,924.
Other Obligations
We have an outstanding installment obligation of $14,133 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2015.
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

16. Subsequent Events

On April 15, 2015, Vistaprint Italy S.R.L., a wholly owned subsidiary of Cimpress N.V., completed its previously announced acquisition of 70% of the shares of Exagroup SAS, a French simplified joint stock company, for a purchase price of €91,305 ($97,012 based on the exchange rate as of the date of acquisition), subject to a post-closing adjustment based on Exagroup's working capital and debt, pursuant to the Share Purchase Agreement dated March 2, 2015 among Bruno Dematté, Nicolas Dematté, Marise Dematté, New Deminvest, Kara Invest, and CM-CIC Investissement, as sellers, and Vistaprint Italy as the buyer. All shareholders of Exagroup sold the entirety of their Exagroup holdings to Vistaprint Italy at the closing, with the exception of Nicolas Dematté and Marise Dematté (the “Remaining Shareholders”), who each retained a 15% ownership interest in Exagroup.

At the closing, Vistaprint Italy and each of the Remaining Shareholders entered into reciprocal put and call options with respect to the 30% of Exagroup shares held by the Remaining Shareholders, pursuant to which each of the Remaining Shareholders has the right to put his or her Exagroup shares to Vistaprint Italy for a period of 30 days beginning on April 15, 2019. If one or both of the Remaining Shareholders does not exercise his or her put option, then Vistaprint Italy has the right to exercise our call option on such Remaining Shareholder's Exagroup shares for a period of 30 days beginning on January 10, 2020. If the put or call options are exercised, the aggregate purchase and sale price for such shares will be between €39,000 and €47,000, depending on Exagroup’s achievement of certain revenue targets for calendar year 2017.

On April 17, 2015, Vistaprint Italy completed its previously announced acquisition of 100% of the share capital of druck.at Druck-und Handelsgesellschäft mbH, a limited liability company under Austrian law, for a total purchase price of €23,300, including €20,000 ($21,537 based on the exchange rate as of the date of acquisition) paid in cash at closing and a deferred payment of €3,300 ($3,554 based on the exchange rate as of the date of acquisition) to be paid in cash or ordinary shares of Cimpress N.V., at our option, in 2017 at the earliest.

We utilized proceeds from our various debt sources to finance the acquisitions. In connection with the acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $652 and $1,201 during the three and nine months ended March 31, 2015, which have been recorded in general and administrative expenses.

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
Executive Overview
On November 14, 2014, pursuant to our shareholders’ approval, we amended our articles of association to change our name to Cimpress N.V. and began trading on The Nasdaq Stock Market under the "CMPR" ticker symbol shortly after. Cimpress, the world leader in mass customization, is a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of individually small, customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market via various brands that deliver marketing products and services to the small business, and home and family markets. These brands include Vistaprint, our leading global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for personal use.
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
For the three and nine months ended March 31, 2015, we reported consolidated revenue of $339.9 million and $1,113.7 million, respectively, representing in each case 19% reported revenue growth over the same period in the prior year. Our constant-currency revenue growth was 26% and 23%, respectively, for the three and nine months ended March 31, 2015. Constant-currency revenue growth, excluding the revenue of businesses and brands acquired in the last twelve months, was 11% and 8%, respectively, for the three and nine months ended March 31, 2015.
Diluted earnings per share for the three and nine months ended March 31, 2015 was $0.25 and $2.85, respectively, increasing from $0.04 and $1.24 in the same prior year periods. This increase was driven by revenue performance of our Vistaprint brand as well as our other brands, advertising efficiency and significant gains recognized from currency movements in the respective periods principally as a result of changes in the fair value of our derivative instruments for which we have not elected hedge accounting and currency gains on non-functional currency activity, principally from intercompany transactional and financing relationships. These gains were partially offset by continued investments in product quality and software development in our core business, as well as investments in markets in which we seek to develop a long-term presence such as India, Japan and Brazil. We believe investments such as these, as well as our other key initiatives, will collectively enable us to scale and strengthen our competitive position and enhance long-term shareholder value. In addition, we recognized $7.5 million and $14.9 million of expense, respectively, during the three and nine months ended March 31, 2015 for changes in the contingent consideration liabilities associated with our acquisitions of Printdeal and Pixartprinting.
Our long-term aspiration is to maintain and strengthen our leadership position in mass customization globally through the following three focus areas:

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

•
What drives our economic engine: large scale in small quantities. Traditional production economics result in per-unit production costs that are low when items are produced in high quantities, however per-unit production costs are high when items are produced in low quantities. By centrally aggregating and producing millions of customer orders via our technology and manufacturing scale, we are able to achieve per-unit economics much closer to traditional high-volume applications, but we deliver to customers an individual customized product in very small volumes. This enables us to achieve higher gross margins than traditional printing companies while at the same time offer lower prices to our customers.

We ask investors and potential investors in Cimpress to understand the three upper-most priorities by which we endeavor to make all decisions, including investment decisions. Often we make decisions in service of these priorities that could be considered non-optimal were they to be evaluated based on other criteria such as (but not limited to) near- and mid- term cash flow, EBITDA, EPS, and non-GAAP EPS. Our three priorities are:

•
Leadership: being the world leader in mass customization, a discipline that lies at the intersection of what we are passionate about, where we can be the best in the world, and what drives our economic engine.

•	Long-termism: multi-decade, mutual success for the benefit of the following stakeholders: customers, team members, society, and our long-term investors.

•	Intrinsic value per share: the free cash flow per share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital.
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.9%	35.3%	37.0%	34.1%
Technology and development expense	14.2%	14.8%	12.5%	13.7%
Marketing and selling expense	35.5%	38.1%	33.4%	36.0%
General and administrative expense	12.1%	10.0%	9.9%	9.1%
Income from operations	1.3%	1.8%	7.2%	7.1%
Other income (expense), net	2.4%	—%	2.7%	(0.9)%
Interest expense, net	(0.9)%	(0.6)%	(0.8)%	(0.5)%
Income before income taxes and loss in equity interests	2.8%	1.2%	9.1%	5.7%
Income tax provision	0.5%	0.3%	0.6%	0.8%
Loss in equity interests	—%	0.4%	—%	0.3%
Net income	2.3%	0.5%	8.5%	4.6%
Add: Net loss attributable to noncontrolling interests	0.2%	—%	0.2%	—%
Net income attributable to Cimpress N.V.	2.5%	0.5%	8.7%	4.6%

In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Revenue	$339,901	$286,185	19%	$1,113,738	$932,081	19%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, with a smaller percentage of revenue coming from order referral fees and other third-party offerings.
Vistaprint Business Unit
Revenue for the three and nine months ended March 31, 2015 increased 5% in each period to $280.6 million and $908.5 million, respectively, compared to the three and nine months ended March 31, 2014 as the Vistaprint Business Unit experienced growth from the higher expectations market segment and increases in average order value. We continue to experience improved revenue growth trends in the U.S., U.K. and German markets where we made major pricing and channel marketing changes in fiscal 2014. In addition we have seen year over year improvement in our customer Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10). Our reported revenue growth was negatively affected by currency impacts during the three and nine months ended March 31, 2015 of 6% and 3%, respectively, resulting in constant-currency revenue growth of 11% and 8%, respectively.
We believe that although our current revenue growth rate remains below our historical levels, we are starting to see a reversing of the major headwinds caused by our transformation efforts of our customer value proposition in our largest business, the Vistaprint brand. This multi-year transformation began in 2011 and is intended over time to improve customer loyalty and long-term returns through improvements to pricing consistency and transparency, site experience, customer communications, product selection, product quality, merchandising, marketing messaging and customer service. Although some of these efforts continue to create revenue headwinds in certain markets we have started to realize benefits from these investments through improved customer retention rates and our increased Net Promoter Score.
All Other Business Units
Revenue for the three and nine months ended March 31, 2015 increased to $59.3 million and $205.2 million, respectively from $18.5 million and $63.7 million in the prior comparable period, primarily due to the addition of aggregate revenues of the recently acquired Printdeal, Pixartprinting and Fotoknudsen businesses of $40.9 million and $136.9 million, respectively. We also experienced continued growth in our Albumprinter brand, as well as our small, but rapidly growing business in India.
Total revenue by reportable segment for the three and nine months ended March 31, 2015 and 2014 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (1)
Vistaprint Business Unit	$280,577	$267,706	5%	6%	11%	—%	11%
All Other Business Units	59,324	18,479	221%	16%	237%	(227)%	10%
Total revenue	$339,901	$286,185	19%	7%	26%	(15)%	11%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant-Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (1)
Vistaprint Business Unit	$908,521	$868,351	5%	3%	8%	—%	8%
All Other Business Units	205,217	63,730	222%	7%	229%	(223)%	6%
Total revenue	$1,113,738	$932,081	19%	4%	23%	(15)%	8%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP. Constant-currency revenue growth excluding acquisitions excludes revenue results for businesses and brands acquired during the last twelve months, primarily the Printdeal, Pixartprinting and Fotoknudsen acquisitions.

Operating Expenses
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Cost of revenue	$125,540	$100,903	24%	$412,381	$317,482	30%
% of revenue	36.9%	35.3%		37.0%	34.1%
Technology and development expense	$48,311	$42,434	14%	$138,841	$127,555	9%
% of revenue	14.2%	14.8%		12.5%	13.7%
Marketing and selling expense	$120,795	$109,118	11%	$371,680	$335,679	11%
% of revenue	35.5%	38.1%		33.4%	36.0%
General and administrative expense	$40,914	$28,491	44%	$109,748	$85,195	29%
% of revenue	12.1%	10.0%		9.9%	9.1%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the three and nine months ended March 31, 2015, as the recently acquired Printdeal and Pixartprinting operations have a lower gross margin profile than our traditional business; however, these companies have lower marketing and selling costs.
Vistaprint Business Unit
The Vistaprint Business Unit cost of revenue decreased to $88.7 million for the three months ended March 31, 2015 from $90.4 million in the prior year period primarily due to benefits from currency of $7.6 million. This decrease was partially offset by increased costs associated with production volume and product mix.
Cost of revenue for the nine months ended March 31, 2015 was $290.2 million as compared to $285.7 million in the prior year period. Our cost of revenue increased as we produced more volume during the nine months ended March 31, 2015 as compared to the same period in fiscal 2014. This increase was partially offset by benefits from currency of $14.1 million, as well as reductions in raw material pricing and shipping costs.
All Other Business Units
The increase in cost of revenue to $36.8 million and $122.2 million for the All Other Business Units segment for the three and nine months ended March 31, 2015, respectively, as compared to $8.4 million and $26.2 million in the comparative prior year periods, was primarily due to additional manufacturing costs of $28.3 million and $92.8 million, respectively, for the recently acquired Printdeal, Pixartprinting and FotoKnudsen operations.
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations and content development; amortization of capitalized software, website development costs and certain acquired intangible assets, including developed technology, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
The growth in our technology and development expenses of $5.9 million and $11.3 million for three and nine months ended March 31, 2015, respectively, was primarily due to increased payroll and facility-related costs of $4.5 million and $9.5 million, respectively, as a result of an increase in headcount in our technology development and information technology support organizations. At March 31, 2015, we employed 941 employees in these organizations compared to 814 employees at March 31, 2014. Amortization expense increased by $0.1 million and $1.7 million, respectively, primarily due to the Printdeal, Pixartprinting and FotoKnudsen acquired businesses. Other technology and development expense increased $2.3 million and $5.3 million, respectively, primarily due to increased consulting fees. These expenses were partially offset by a decline in share-based compensation expense of $2.9 million for nine months ended March 31, 2015, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during the three and nine months ended March 31, 2015, we had higher net capitalization of software costs of $1.0 million and $2.4 million, respectively, due to an increase in current costs that qualified for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $11.7 million and $36.0 million during three and nine months ended March 31, 2015, respectively, as compared to the three and nine months ended March 31, 2014 was primarily due to additional payroll and facility-related cost increases of $3.3 million and $11.1 million, respectively. We incurred these costs as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in Vistaprint Business Unit customer service resources in order to provide higher value to our customers. At March 31, 2015, we employed 2,602 employees in these organizations compared to 1,975 employees at March 31, 2014. Our advertising costs increased by $6.1 million and $10.8 million, respectively, due to the activity of our recently acquired operations. Amortization expense increased by $2.3 million and $8.3 million for the three and nine months ended March 31, 2015, respectively, as a result of the customer and trademark related intangible assets acquired with the Printdeal, Pixartprinting, and FotoKnudsen businesses. Other marketing and selling expenses also increased by $0.4 million and $8.5 million, respectively, due to increased payment processing fees, depreciation costs, employee travel, training, and recruitment costs. The increase in marketing and selling expense was partially offset by decreased share-based compensation expense of $0.4 million and $2.7 million during the three and nine months ended March 31, 2015, respectively, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested at December 31, 2013.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three and nine months ended March 31, 2015 our general and administrative expenses increased as compared to same period in fiscal 2014 by $12.4 million and $24.6 million, respectively, primarily due to an increase of $7.5 million and $14.9 million attributable to the increase in the fair value of the contingent consideration liabilities for Printdeal and Pixartprinting since June 30, 2014. Payroll and share-based compensation expense increased by $5.9 million and $9.8 million during the three and nine months ended March 31, 2015, respectively, as compared to the prior periods. At March 31, 2015 we employed 456 employees in these organizations compared to 398 employees at March 31, 2014. Other general and administrative expenses also increased by $1.2 million and $2.0 million, respectively, due to increased employee travel, training, and recruitment costs. The increase in general and administrative expense was partially offset by decreased professional fees of $2.2 million and $2.1 million during the three and nine months ended March 31, 2015, respectively, as the fiscal year 2014 periods included more expenses incurred primarily for certain strategic initiatives than the corresponding periods in fiscal 2015.
Other income (expense), net
Other income (expense), net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments. The following table summarizes the components of other income (expense), net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Gains (losses) on derivative instruments	$5,756	$(1,086)	$13,398	$(7,526)
Currency related gains (losses), net	2,535	970	16,884	(625)
Total other income (expense), net	$8,291	$(116)	$30,282	$(8,151)
During the three and nine months ended March 31, 2015, we recognized $8.3 million and $30.3 million of currency related gains, respectively, as compared to $0.1 million and $8.2 million of losses during the three and nine months ended March 31, 2014, respectively. The increase in other income (expense), net is due in part to net gains of $5.8 million and $13.4 million, respectively, recognized on our currency forward contracts for which we did not apply hedge accounting, as compared to net losses of $1.1 million and $7.5 million that were recognized during the three and nine months ended March 31, 2014. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting.
Changes in our corporate entity operating structure, effective on October 1, 2013, required us to alter our intercompany transactional and financing activities. As a result, we have significant non-functional currency intercompany relationships subject to currency exchange rate volatility. Due to substantial currency exchange rate volatility, we recognized gains of $2.5 million and $16.9 million during the three and nine months ended March 31, 2015, as compared to $1.0 million gain and $0.6 million loss during the three and nine months ended March 31, 2014.
Interest expense, net
Interest expense, net was $3.1 million and $9.5 million for the three and nine months ended March 31, 2015, respectively, and $1.7 million and $4.9 million, for the three and nine months ended March 31, 2014, respectively. Interest expense, net primarily consists of interest paid to financial institutions on outstanding balances on our credit facility and amortization of debt issuance costs, and the increase in the current periods compared to the prior year periods is a result of increased borrowing levels to fund investments which we believe will return above our cost of capital and enhance our intrinsic value. In addition, $0.4 million of the increase is due to the issuance of our senior unsecured notes in March 2015. We expect interest expense, net to increase in future periods relative to historical trends as a result of our senior unsecured notes.
Income tax provision

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Income tax provision	$1,576	$999	$7,658	$7,819
Effective tax rate	16.6%	29.4%	7.5%	14.7%
The changes in tax expense are primarily attributable to an increase in consolidated pre-tax income for both the three and nine months ended March 31, 2015 as compared to the same prior year periods, offset by tax benefits resulting from changes to our corporate entity operating structure that became effective on October 1, 2013, as further described below. Additionally, our tax expense for the nine months ended March 31, 2015 was further reduced due to a reduction in our net liability for unrecognized tax benefits recognized during the three months ended December 31, 2014.
Our consolidated annual effective tax rate is primarily impacted by changes in the amount and geographical mix of consolidated pre-tax income. For fiscal 2015, we are forecasting a lower consolidated annual effective tax rate as compared to fiscal 2014, primarily as a result of an increase to and more favorable geographical mix of consolidated pre-tax earnings and greater tax benefits recognized as a result of the changes to our corporate entity operating structure described below. We expect our cash paid for income taxes for fiscal 2015 to be higher than our income tax expense as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period.
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
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Nine Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$192,414	$98,046
Net cash used in investing activities	(85,820)	(71,026)
Net cash used in financing activities	(23,062)	(31,988)
At March 31, 2015, we had $134.2 million of cash and cash equivalents and $430.5 million of outstanding debt. Cash and cash equivalents increased by $71.7 million during the nine months ended March 31, 2015. The cash flows during the nine months ended March 31, 2015 related primarily to the following items:
Cash inflows:

•	Net income of $94.2 million;

•
Adjustments for non-cash items of $71.8 million primarily related to positive adjustments for depreciation and amortization of $69.8 million, share-based compensation costs of $18.8 million, and the change in the fair value of contingent consideration liabilities of $14.9 million, offset by negative adjustments for unrealized currency-related gains of $15.9 million and unrealized gains on derivative instruments of $7.4 million;

•	Changes in working capital balances of $26.4 million primarily driven by improved management of prepaid expenses and accrued expenses; and

•	Proceeds from the issuance of shares in connection with the exercise of outstanding equity awards of $11.0 million.
Cash outflows:

•
Capital expenditures of $50.1 million of which $23.1 million were related to the purchase of manufacturing and automation equipment for our production facilities, $13.5 million were related to the purchase of land, facilities and leasehold improvements , and $13.5 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Repayments of debt and debt issuance costs of 25.1 million, net of proceeds;

•	Payments for our FotoKnudsen acquisition and Printi minority investment, net of cash acquired, of $23.0 million;

•	Internal costs for software and website development that we have capitalized of $12.5 million;

•	Payment of contingent consideration obligation of $8.3 million; and

•	Payments for capital lease arrangements of $4.3 million.
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2015, we financed our operations and strategic investments through internally generated cash flows from operations and our debt financing. We currently plan to invest approximately $80 million to $90 million in total capital expenditures in fiscal 2015. The majority of planned fiscal 2015 capital investments are designed to support the planned long-term growth of the business. Due to our investments in recent years, our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy, including our fiscal 2015 fourth quarter acquisitions and capital expenditure requirements, for the foreseeable future.
As of March 31, 2015, approximately $122.8 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $116.9 million. However, we do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7% senior unsecured notes due 2022. The proceeds from the sales of the Notes were used to repay existing outstanding indebtedness under our unsecured line of credit, the indebtedness outstanding under our senior secured credit facility and for general corporate purposes. As of March 31, 2015, we have aggregate loan commitments from our senior secured credit facility totaling $846.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $156.0 million.
In the next twelve months we will continue to use, as needed, our senior secured credit facility or additional sources of borrowings in order to fund our ongoing operations, support our long-term growth through strategic investments, or purchase our ordinary shares. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2015, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

March 31, 2015
Maximum aggregate available for borrowing	$846,000
Outstanding borrowings of senior secured credit facilities	(156,000)
Remaining amount	690,000
Limitations to borrowing due to debt covenants and other obligations (1)	(80,345)
Amount available for borrowing as of March 31, 2015 (2)	$609,655
_________________
(1) Our borrowing ability under our senior secured credit facility can be limited by our debt covenants each quarter. These covenants may limit our borrowing capacity depending on our leverage, other indebtedness, such as notes, capital leases, letters of credit, and any other debt, as well as other factors that are outlined in the credit agreement.
(2) The use of available borrowings for share purchases, dividend payments, or corporate acquisitions is subject to more restrictive covenants that can lower available borrowings for such purposes relative to the general availability described in the above table.
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
(2) Purchases of our ordinary shares, payments of dividends, and corporate acquisitions and dispositions are subject to more restrictive consolidated leverage ratio thresholds than those listed above when calculated on a proforma basis in certain scenarios. Also, regardless of our leverage ratio, the credit agreement limits the amount of purchases of our ordinary shares, payments of dividends, corporate acquisitions and dispositions, investments in joint ventures or minority interests, and consolidated capital expenditures that we may make. These limitations can include annual limits that vary from year-to-year and aggregate limits over the term of the credit facility. Therefore, our ability to make desired investments may be limited during the term of our senior secured credit facility.
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

The indenture under which our 7% senior unsecured notes due 2022 are issued contains various covenants, including covenants that, subject to certain exceptions, limit our and our restricted subsidiaries’ ability to incur and/or guarantee additional debt; pay dividends, repurchase shares or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate or transfer or dispose of substantially all of our consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.
Our credit agreement also contains customary representations, warranties and events of default. As of March 31, 2015, we were in compliance with all financial and other covenants under the credit agreement.
In addition, we have an uncommitted line of credit with Santander Bank, N.A., and under the terms of the agreement we may borrow up to $25.0 million at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of March 31, 2015 there were no outstanding borrowings under this line of credit.
Contractual Obligations
Contractual obligations at March 31, 2015 are as follows:
In thousands

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$37,833	$8,200	$11,030	$7,131	$11,472
Build-to-suit lease	131,769	7,332	25,139	25,139	74,159
Purchase commitments	26,385	26,385	—	—	—
Credit facility and interest payments	178,595	15,994	44,592	118,009	—
Senior unsecured notes and interest payments	410,178	10,053	38,500	38,500	323,125
Capital leases	11,834	4,982	5,618	1,234	—
Other	32,069	13,632	14,201	4,236	—
Total (1)	$828,663	$86,578	$139,080	$194,249	$408,756
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.9 million as of March 31, 2015 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 11 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $37.8 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.6 million and $1.0 million, respectively.
Build-to-suit lease. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts, USA operations to a new facility in Waltham, Massachusetts, USA, that is expected to commence in the first quarter of fiscal 2016. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At March 31, 2015, we had unrecorded commitments under contract of $26.4 million, which were composed of inventory purchase commitments of approximately $2.3 million, production and computer equipment purchases of approximately $14.2 million, and other unrecorded purchase commitments of $9.9 million.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7% senior unsecured notes due 2022. The Notes bear interest at a rate of 7% per annum and mature on April 1, 2022. Interest on the Notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015 and has been included in the table above.
The term loans of $156.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019. Interest payable included in this table is based on the interest rate as of March 31, 2015 and assumes that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2017. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2015, is $15.5 million, net of accumulated depreciation of $3.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2015 amounts to $11.8 million.
Other Obligations. Other obligations include an installment obligation of $14.1 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2015. Other obligations also include the fair value of the contingent consideration payments related to our fiscal 2014 acquisitions of Printdeal and Pixartprinting of $17.9 million. The Pixartprinting liability will be paid in the fourth quarter of fiscal 2015. The Printdeal liability is payable during the fourth quarter of fiscal 2016. Please refer to Note 3 in the accompanying consolidated financial statements for additional details.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt. As of March 31, 2015, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. Due to the nature of our cash and cash equivalents, we do not believe we have a material exposure to interest rate fluctuations.
As of March 31, 2015, we had $156.0 million of variable rate debt and $14.1 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of March 31, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $0.1 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. Our international revenues, as well as costs and expenses denominated in currencies other than the U.S. dollar, expose us to the risk of fluctuations in exchange rates of such currencies versus the U.S. dollar. Our most significant net currency exposures are the British pound, Canadian Dollar, The Euro and Swiss Franc, although our exposures to these and other currencies fluctuate, particularly in our fiscal second quarter. A summary of our currency risk is as follows:

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in U.S. dollars with another group company, which may be different from the functional currency of one of the subsidiary loan parties. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although do not have a U.S. dollar cash impact for the consolidated group. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $19.0 million and $5.8 million on our income before taxes for the three months ended March 31, 2015 and 2014, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended ended March 31, 2015 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, some of which are inherent in our business strategies but many of which are outside of our control. We target annual, rather than quarterly, financial objectives which can lead to fluctuations in our quarterly results. Other factors that could cause our quarterly revenue and operating results to fluctuate include among others:

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues and costs;

•	hedging activity that does not qualify for, or for which we do not elect, hedge accounting;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in product mix toward less profitable products;

•	the commencement or termination of agreements with our strategic partners, suppliers, and others;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	investments in our business in the current period intended to generate or support revenues and operations in future periods;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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

We are a global company with production facilities, offices, and localized websites in multiple countries across four continents. We expect to establish operations and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners in some regions, such as Japan and Brazil;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries;

•	difficulty expatriating our earnings from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

•
We generally assume the liabilities of businesses we acquire, which could include liability for an acquired business' violation of law that occurred before we acquired it. In addition, we have historically acquired smaller, privately held companies that may not have as strong a culture of legal compliance as a larger, publicly traded company like Cimpress, and if we fail to implement adequate training, controls, and monitoring of the acquired companies, we could also be liable for post-acquisition legal violations.

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

We have entered into derivatives to manage differences in the amount of our known or expected cash payments or receipts related to our long-term debt and operating cash flows. Our objective in using these derivatives is to manage our exposure to interest rate and currency movements. If we do not accurately forecast our future long-term debt, revenue or expenditure levels, execute contracts that do not effectively mitigate our economic exposure to variable interest and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted.

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

•	labor strike, work stoppage, or other issues with our workforce;

•	political instability or acts of terrorism or war;

•	power loss or telecommunication failure;

•	attacks on our external websites or internal network by hackers or other malicious parties;

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail;

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand; and

•	human error, including poor managerial judgment or oversight.

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

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	traditional offline printers and graphic design providers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	self-service desktop design and publishing using personal computer software;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	Internet firms and retailers; and

•	other digital marketing such as social media, local search directories and other providers.

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

We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise or breach of our network or the technology that we use to protect our network, our employee personal data, and our customer transaction data, including credit and debit card information, could, among other things:

•	damage our reputation and brand;

•	expose us to losses, litigation, and possible liability;

•	result in a failure to comply with legal and industry privacy regulations and standards;

•	lead to the misappropriation of our and our customers' proprietary or personal information; or

•	cause interruptions in our operations.

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

Our credit facility and the indenture that governs our senior notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility with JPMorgan, which we refer to as our credit facility, and the indenture that governs our 7% senior unsecured notes due 2022, which we refer to as our senior notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem, or repurchase certain subordinated debt;

•	issue certain preferred stock or similar redeemable equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge, or sell all or substantially all of our assets.

As a result of these restrictions, we may be limited in how we conduct our business and grow in accordance with our strategy, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or take advantage of new business opportunities. In addition, the restrictive covenants in the credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the indenture that governs our senior notes or under the credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our credit facility would permit the lenders under the credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. If our lenders or senior noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In addition, our financial results, our substantial indebtedness, and our credit ratings could adversely affect the availability and terms of our financing.

Our significant indebtedness could adversely affect our financial condition.

As of March 31, 2015, our total debt was $431 million, made up of $275 million of senior unsecured notes and $156 million of term loan obligations under our credit facility. We had unused commitments of $688 million under our credit facility (after giving effect to letter of credit obligations) .

Subject to the limits contained in the credit facility, the indenture that governs our senior unsecured notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as some of our borrowings, including borrowings under our credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit facility and the indenture that governs our senior notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries, which may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and our lenders could declare all outstanding principal and interest to be due and payable, the lenders under our credit facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn and excluding the impact of any interest rate swaps we may have in effect from time to time, each quarter point change in interest rates would result in a $2.1 million change in annual interest expense on the aggregate principal amount of indebtedness we could incur under our credit facility. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to further reduce interest rate volatility. However, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We source the raw materials for the products we sell from a wide variety of suppliers worldwide, and we require our suppliers to operate in compliance with all applicable laws, including those regarding working conditions, employment practices, safety and health, and environmental compliance. However, we cannot control our suppliers' business practices, and we may not be able to adequately monitor and audit our many suppliers throughout the world. If any of our suppliers violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain could be interrupted, which could harm our sales and results of operations.

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

From time to time we have difficulty obtaining a domain name using Cimpress, Vistaprint, or our other trademarks in a particular country or region, and we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to use a domain name in a particular country, then we could be forced to purchase the domain name from an entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; we may incur significant additional expenses to develop a new brand to market our products within that country; or we may elect not to sell products in that country.

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
We did not repurchase any shares during the three months ended March 31, 2015, and 6,400,000 shares remain available for repurchase under this program, subject to certain limitations imposed by our credit agreement.

ITEM 6. EXHIBITS
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 30, 2015                                                            Cimpress N.V.

By:	/s/ Ernst J. Teunissen
Ernst J. Teunissen
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1
Share Purchase Agreement dated March 2, 2015 among Vistaprint Italy S.R.L., Bruno Dematte, Nicolas Dematte, Marise Dematte, New Deminvest, Kara Invest and CM-CIC Investissement SAS is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 3, 2015

2.2	Form of Put Option between Vistaprint Italy S.R.L. and Nicolas Dematte is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 3, 2015
2.3	Form of Put Option between Vistaprint Italy S.R.L. and Marise Dematte is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 3, 2015
2.4	Form of Call Option between Vistaprint Italy S.R.L. and Nicolas Dematte is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 3, 2015
2.5	Form of Call Option between Vistaprint Italy S.R.L. and Marise Dematte is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 3, 2015
4.1
Senior Notes Indenture (including Form of Notes), dated as of March 24, 2015, between Cimpress N.V., certain subsidiaries of Cimpress N.V. as guarantors thereto, and MUFG Union Bank, N.A., as trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 24, 2015

10.1
Amendment No. 3 dated as of March 10, 2015 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Vistaprint Schweiz GmbH, Vistaprint B.V., and Vistaprint USA, Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders

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