Form 10-K
period 2015-06-30
CIMPRESS N.V.
filed 2015-08-14
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
_________________________________
Cimpress N.V.
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $2.31 billion on December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.
As of August 7, 2015, there were 32,449,801 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2015. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K

CIMPRESS N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2015

PART I
Item 1. Business
Overview
We are a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market through a portfolio of focused brands serving the needs of small and medium businesses and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
Our Priorities
Extending our history of success into our third decade, and beyond, is important to us. To that end we work to optimize our business according to two priorities:

1.	Strategic Objective: To be the world leader in mass customization.

2.
Financial Objective: To maximize intrinsic value per share, defined as (a) the unlevered free cash flow per share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per share.

World Leader in Mass Customization
Cimpress’ strategic objective is to defend and extend our position as the world leader in mass customization. Mass customization is a business model that allows companies to deliver major improvements to customer value across a wide variety of product categories. Companies that master mass customization are able to produce, with the reliability, quality and affordability of mass production, small individual orders where each one embodies the personal relevance inherent to customized products.

Mass Customization Breaks the Traditional Tradeoff That Was Required Between Cost and Volume

Custom Made
Unit Cost
Mass Produced
Mass Customized
Volume Produced of a Given Product

          The chart illustrates this concept. The horizontal axis represents the volume of production of a given product; the vertical axis represents the cost of producing one unit of that product. Traditionally, the only way to manufacture at a low unit cost was to produce a large volume of that product: mass-produced products fall in the lower right hand corner of the chart. Custom-made products (i.e., those produced in small volumes for a very specific purpose) historically incurred very high unit costs: they fall in the upper left hand side of the chart.
          Mass customization breaks this trade off, enabling low volume, low cost production of individually unique products. Very importantly, mass customization creates value in many ways, not just lower cost. Other advantages can include faster production, more personal relevance, elimination of obsolete stock, better design, flexible shipping options, more product choice, and higher quality.

Mass customization delivers a breakthrough in customer value particularly in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is no value to a small business brochure that is the same brochure as is used by many other companies: the business owner needs to describe what is unique about their business. Likewise, a photo mug is only relevant if it shows pictures of someone’s own friends and family. Before mass customization, producing a high quality custom product required a high per-order setup cost, so it simply was not economical to produce a customized product in low quantities.
Our Focus Areas
Cimpress’ focus on mass customization lies at the intersection of three overlapping areas:

•
Empowering People to Make an Impression (what we are passionate about) - Cimpress empowers people to make an impression through individually meaningful physical products. In other words, we make it easy and affordable for our customers to convey, in tangible and enduring media, the thoughts, design aesthetics, messages and/or sentiments that are important to them, their customers, their organization or their loved ones.

•
Computer Integrated Manufacturing (where we can be the best in the world) - Computer integrated manufacturing (CIM) harnesses the power of software and IT networks to automate the flow of information, allowing individual processes to exchange information with each other, to schedule activities, to initiate actions, and to route and control all aspects of our manufacturing process. Throughout our history, a differentiating capability of Cimpress has been our ability to develop software systems to integrate every step of the value chain, from browser-based design creation and ordering through to shipment. This greatly reduces the marginal cost of processing information related to each individual, customized order. Low-volume custom products traditionally have a very high per-unit cost of production because, in the absence of computer integration, there are significant fixed costs related to conveying information that is required to process each order.

•
Large Scale in Small Quantities (what drives our economic engine) - The third aspect of the Cimpress focus on mass customization is an understanding of how we generate economic value. Mass customization enables the production of small quantities, but large scale is the most important driver of competitive advantage in the Cimpress business model. When we have increased the volume of orders that we process and produce we have seen material improvement to quality, product selection, speed and cost. In fiscal 2015, we processed over 46 million unique ordered items, and during peak production weeks we produced well over 1 million orders per week.

Market and Industry Background
Large traditional markets undergoing disruptive innovation
There is a wide diversity of product applications to which mass customization applies, including marketing materials, soft goods and apparel, signage and displays, promotional products, packaging and labels, photo products, invitations and announcements, and gifts and keepsakes. High quality, customized products in these categories are valued by many different types of customers around the world, including:

•	Businesses (micro, small, medium and large)

•	Hobbyists and consumers (home and family)

•	Teams, associations and groups (TAG)

•	Administration and governmental bodies

•	Educational institutions

•	Low-volume producers using mass customization products as an input to their own product

•	Resellers and advisors who serve customers in the above groups
The product categories and customers listed above represent a large market opportunity that is highly fragmented. Though we believe Cimpress is the largest single player in this market, and there are many other sizeable companies who are pursuing mass customization via an e-commerce approach, we believe that a vast majority of the markets to which mass customization applies are still served by traditional business models that force customers to produce in large quantities per order, or to pay a very high price per unit.
Cimpress and other competitors who have built their business around a mass customization model are “disruptive innovators” to these large markets because we enable small volume production of personalized high quality products at an affordable price. Disruptive innovation, a term of art coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as free business cards for the most price sensitive of micro-businesses) and then moves up market, eventually displacing established competitors (such as the markets mentioned above).
We believe there is a shift taking place in the large and fragmented printing market, with printing jobs moving away from small traditional printers that fulfill a relatively small number of customer orders as they are placed, toward companies with an online presence, such as ourselves, that use the reach of the Internet to aggregate a relatively large number of orders and fulfill them in large, centralized and automated production facilities, such as those we describe above. According to a 2012 PRIMIR market research study conducted by InfoTrends, the dollar value of product shipments of North American online printing companies are growing against a backdrop of a decline in the number of North American printing companies. We believe this trend is also taking place in Europe.
We believe this opportunity to disrupt very large traditional industries can translate into tremendous future opportunity for growth for the companies who execute this model well over a long period of time. To date, we have primarily focused on a narrow set of customers within the list above (micro businesses, hobbyists and consumers). With recent acquisitions, we have extended our ability to serve these microbusiness, hobbyists and consumers, and have also added an ability to serve low-volume producers and resellers, who in turn serve micro, small and medium businesses.
As we continue to evolve as a business, our understanding of these markets and their relative attractiveness will also evolve. Below are descriptions of the marketplaces in which we have traditionally competed.
The marketplace for micro business marketing products and services
The primary market for our Vistaprint brand is the micro business market, generally businesses or organizations with fewer than 10 employees and usually 2 or fewer. We believe that there are approximately 60 million businesses with fewer than 10 employees in the United States, Canada, and the European Union and that these micro businesses undergo frequent changes with many forming and dissolving each year, creating a large market for business identity and marketing products and services. We estimate that these micro businesses spend approximately $30 billion per year on marketing products and services. We also believe that, in response to the growth of the Internet and the emergence of digital production technologies, many micro businesses are shifting from traditional suppliers of customized marketing products and media toward online alternatives.
Through customer research, we have analyzed the market opportunity related to micro businesses with fewer than 10 employees into three conceptual market segments:

•
Price Primary Market Segment: This part of the market has a sizable number of small businesses but the lowest per-customer annual spend. These businesses choose a customized product primarily based on the price of the product offered, and are often incentivized to purchase through a promotional discounted direct marketing approach and cross-selling of products. The Vistaprint brand has historically gained the most traction in this segment, and we believe our biggest competition in this space is either non-consumption or printing from a desktop or photocopier. It remains an important part of our business as we are able to aggregate millions of orders from customers in this segment, enabling scale advantages in our business.

•
Higher Expectations Market Segment: This part of the market is made up of a similar number of small businesses as the Price Primary segment, but with higher per-customer annual spend. We believe the segment is highly fragmented in terms of suppliers and several times the total revenue opportunity of the Price Primary market segment, as these customers typically purchase a broader spectrum of marketing and promotional products from multiple vendors. These customers have more sophisticated marketing needs and choose their marketing providers not solely on price, but on a blend of value, supplier reputation, product quality and selection, customer service and overall experience. We believe this segment represents the most significant growth opportunity for our Vistaprint brand over the long term.

•
Locally Focused Market Segment: We believe the third market segment is the largest and most fragmented among the micro businesses. The customers in this segment often choose to work with local graphic designers, agencies, resellers and local, offline print shops to meet their marketing needs as their primary purchase consideration is personal service. Many of these graphic designers and resellers, or the customers themselves, have a level of graphic design sophistication that enables these customers to create and manipulate images in professional publishing and design programs, rather than rely on design templates. They also typically require a broader selection of specifications. Our Vistaprint brand serves very few of these customers in comparison with the Price Primary and Higher Expectations market segments. However, we are now serving this segment through brands that are managed by our druck.at, Easyflyer, Exagroup, Pixartprinting and Printdeal business units.

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
Our Brands
We are increasingly adopting a multi-brand/multi-merchant approach, which we believe will help us effectively develop value propositions that resonate strongly with very different parts of our large and heterogeneous addressable market for mass customization. As such, we have structured our organization to provide significant autonomy and decentralization for the individual business units who manage our brands. We believe that this autonomy will allow for greater customer responsiveness, greater focus, and more innovation than if we were to manage our customer value proposition centrally.
There are many types of customer needs that can be addressed differentially. Some examples of where we expect differential approaches by our various business units and brands are customer targets, nationally or regionally-specific content or product formats, creation methods for graphic designs, website user experience, quality attributes, delivery speed, price, service, quantity focus, product breadth and depth, advertising levels and methods, and merchandising.
We have many localized websites serving countries in North America, Europe, Asia Pacific and South America. We recognize that our customers have differing needs, skills, and expertise, and we offer a corresponding range of products, price points and customer service options. Our websites offer a full complement of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis or with varying levels of assistance.

Brands that target small and micro businesses
Our brands like Vistaprint, druck.at, and Easyflyer help small and micro businesses create beautiful, professional quality marketing products at affordable prices and at low volumes. Today, small businesses make up a large part of our business. To help our customers market in the digital world, our Pagemodo and Webs brands engineer intuitive DIY solutions that are brought to market via their own brands as well as via the Vistaprint brand.

vistaprint®

druck at
einfach | online | drucken

pagemodo

pure impression™

easyflyer
L'imprimerie en ligne

webs

Brands that target graphic professionals
Businesses regularly turn to trusted graphic professionals for advice and design services in order to create great looking, customized products like flyers, catalogs, packaging, posters, presentation folders, signs, banners, logo apparel, business cards, labels, corporate gifts and more. These Cimpress brands focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skillsets.

pixartprinting

Drukwerkdeal

printi

Printdeal

EXAPRINT
des **idées** à revendre !

druck at
einfach | online | drucken

.p .printyshop

Brands that target consumers (home & family)
Our photo and consumer product brands help preserve and share memories of friends and loved ones, commemorate important life events, and more. Each brand goes to market in a specific country or set of countries. But together, these brands constitute one of the world’s leading suppliers of photo merchandise such as photo books, wall décor, photo gifts, calendars, invitations, announcements, Christmas cards, New Year cards and other seasonal greeting cards.

albelli

Önskefoto

Foto Knudsen

Digipri

BONUSPRINT®

vistaprint®

Our Products
Customers visiting our websites can select the type of product they wish to design from our broad range of available products and services for the business and home and family markets. The combined product assortment across our brands is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, signage, decorated apparel, promotional products and gifts, packaging, textiles and magazines and catalogues. Currently, each brand offers a subset of the total assortment, but over time we expect to be able to combine the full assortment into a single product catalogue, to enable us to offer any product through any brand.

PROJECT TEAM
17 NOVEMBER 2014
cimpress
The world leader
in mass customization
pixartprinting.co.uk
Print easy, live easy.
LUXURY
ENLIGHTEN
On the Avenue
La Bella
BEAUTY
vista
cimpress
cimpress
cimpress
Personal Training
BE CREATIVE
Denison Consulting
Guiding small businesses to success.
Pristi
Clean
ILVERTONE
LIVERY
Punctual. Professional.
Dependable.
EMPRESA
SLOGAN
Jetsetter
Travel
August
2015
Sweets and Eats
Hilltop Farm Stand
Allston Painting Co.
vistaprint
EMPRESA
EMPRESA

Our Mass Customization Platform
We believe that we can generate significant customer value by building a mass customization platform that combines the strengths of the production technologies and processes from all of our business units into a shared platform we can leverage across all of our brands. This shared platform is under construction, and is being designed to enable us to aggregate orders from multiple brands to improve our ability to achieve further scale benefits in the future. Until then, we are operating a set of individual mass customization platforms, the largest of which was created for our Vistaprint brand.
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
With the improvements we have made in automating the design and production process and with the global scale of our production facilities, located in Canada, the Netherlands, Austria, Australia, France, Italy, Norway, and India, we can produce and ship an order the same day we receive it, which results in minimal inventory levels and reduced working capital requirements. In most of our manufacturing facilities, technology facilitates the production of complementary customized products in a highly synchronized manner, allowing us to produce and deliver multi-part orders quickly and efficiently.
As orders are received, we automatically route production jobs to the type and location of the production system that is most appropriate and cost efficient for the type of product ordered. Our proprietary software and sophisticated automation solutions combined with software from our suppliers allow us to integrate and automate the manufacturing process from pre-production through fulfillment. Requiring as little as 14 seconds of pre-press, printing, cutting and boxing labor for a typical order of 250 business cards, versus an hour or more for traditional printers, our manufacturing processes enable us to print high quality customized orders using a fraction of the labor of typical traditional printers. Our quality assurance systems are designed to ensure that we consistently deliver quality products on time through a variety of principles of world-class manufacturing, such as Lean and Kaizen™.
Supply chain management
We are focused on achieving the lowest total cost in our strategic sourcing efforts by concentrating on quality, logistics, technology and cost, while also striving to use responsible sourcing practices within our supply chain. Our efforts include the procurement of high quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations, with an increasing focus on supplier compliance with our sustainable paper procurement policy as well as our Supplier Code of Conduct. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure. We believe investing in a strategic supply chain management capability that is tightly integrated with our other manufacturing teams helps us benefit from our large scale and improve efficiency and reduce costs.
Our Proprietary Technology
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
Cross-Selling and Content Management Technologies
On our Vistaprint-branded websites, we combine the above-discussed proprietary document creation technologies with proprietary cross-selling technologies to automatically generate and display additional products incorporating the customer’s initial design, facilitating the cross-sale of related products and services. In addition, through a global content management system, we ensure that changes and updates to our site experience are reflected across our network of localized Vistaprint websites in multiple languages and currencies. Our Vistaprint software automatically generates and displays one or more additional customized product designs based upon a customer’s existing design.
Technology Development
We intend to continue developing and enhancing our proprietary and licensed software programs and our manufacturing processes. We have designed our website technologies and infrastructure to scale to accommodate future geographic expansion and growth in the number of customer visits, orders, and product and service offerings. This Internet-based architecture makes our applications highly scalable and offers our customers fast system responsiveness. In addition, our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. We have an engineering and research and development center in Winterthur, Switzerland that is constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering disciplines such as automation, manufacturing, facilities and new product design, materials science, process control and color control. We also have software engineering teams located around the world. Our technology and development expenses were approximately $194 million (13% of total revenues), $176 million (14% of total revenues) and $165 million (14% of total revenues) in the years ended June 30, 2015, 2014, and 2013, respectively.
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
As of June 30, 2015 we held 224 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and January 2033. We hold 61 trademark registrations in various jurisdictions globally.
Competition
The markets for micro, small and medium business customized marketing products and services, and home and family customized products, including the printing and graphic design market, are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We compete on the basis of breadth and depth of product offerings; price; convenience; quality; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer high-quality design, production and marketing services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes one or a combination of the following:

•	traditional offline printers and graphic design providers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	internet firms and retailers;

•	online providers of custom printing services that outsource production to third party printers; and

•	providers of other digital marketing such as social media, local search directories and other providers.
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
Business Segment and Geographic Information
As of June 30, 2015, our reportable operating segments consisted of the Vistaprint Business Unit and All Other Business Unit, which includes the operations of our Albumprinter, druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, and Most of World business units. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, India and Japan. For more segment and geographic information about our revenues, operating income and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 17 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this section apply to all of our operating segments.

Seasonality
Our profitability has historically been highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts. Operating income during the second fiscal quarter represented 62%, 61%, and 72% of annual operating income in the years ended June 30, 2015, 2014, and 2013, respectively.
Government Regulation
We are currently subject to the regulations that are applicable to businesses generally and to online commerce specifically. The adoption or modification of laws or regulations relating to the Internet, consumer protection, or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.
Employees
As of June 30, 2015, we had approximately 6,200 full-time and approximately 400 temporary employees worldwide.
Corporate Information
Cimpress N.V. was incorporated under the laws of the Netherlands on June 5, 2009 and on August 30, 2009 became the publicly traded parent company of the Cimpress group of entities. We maintain our registered office at Hudsonweg 8, 5928 LW Venlo, the Netherlands. Our telephone number in the Netherlands is +31-77-850-7700. As a result of our change of domicile from Bermuda to the Netherlands on August 30, 2009, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint N.V. became the publicly traded parent company of the Vistaprint group of entities. Vistaprint Limited, the immediate predecessor corporation to Vistaprint N.V., was incorporated under the laws of Bermuda in April 2002.
Available Information
We are registered as a reporting company under the U.S. Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Accordingly, we file or furnish with the U.S. Securities and Exchange Commission, or the SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements as required by the Exchange Act and the rules and regulations of the SEC. The public may read and copy our reports, proxy statements and other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Cimpress N.V, that file electronically with the SEC. The address of this website is www.sec.gov. We make available, free of charge through our United States website, the reports, proxy statements, amendments and other materials we file with or furnish to the SEC as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. The address of our United States website is www.cimpress.com. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.
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

We may not achieve the objectives of our long-term investment and financial strategy, our financial projections relating to the growth and development of our business may turn out to be incorrect, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to make our intended investments because the investments are more costly than we expected or because we are unable to devote the necessary operational and financial resources;

•	our inability to purchase or develop technologies and production platforms to increase our efficiency, enhance our competitive advantage and scale our operations;

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	our failure to identify and address the causes of our revenue weakness in some markets;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to realize expected returns on our capital allocation decisions;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape;

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth; and

•	general economic conditions.

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
If our strategy is not successful, or if there is a market perception that our strategy is not successful, then our revenue, earnings, and value may not grow as anticipated or may decline, we may not be profitable, our reputation and brand may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.

If we are unable to attract visitors to our websites and convert those visitors to customers, our business and results of operations could be harmed.
Our success depends on our ability to attract new and repeat customers in a cost-effective manner. We rely on a variety of methods to draw visitors to our websites and promote our products and services, such as purchased search results from online search engines such as Google and Yahoo!, email, direct mail, advertising banners and other online links, broadcast media, and word-of-mouth customer referrals. If the search engines on which we rely modify their algorithms, terminate their relationships with us, or increase the prices at which we may purchase listings, our costs could increase, and fewer customers may click through to our websites. If we are not effective at reaching new and repeat customers, if fewer customers click through to our websites, or if the costs of attracting customers using our current methods significantly increase, then traffic to our websites would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.
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

We manage our business for long-term results, and our quarterly financial results, especially our GAAP results, will often fluctuate, which may lead to volatility in our share price.

Our revenues and operating results often vary significantly from quarter to quarter due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Additionally, we prioritize longer-term results over shorter-term results and generally do not manage our business to maximize current period GAAP profitability metrics. Some of the specific factors that could cause our operating results to fluctuate include among others:

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues, costs, and fair value of our assets;

•	our hedging activity;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in product mix toward less profitable products;

•	the commencement or termination of agreements with our strategic partners, suppliers, and others;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	investments in our business in the current period intended to generate or support revenues and operations in future periods;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

Some of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to, or may not choose to, adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely decline.

Our global operations and expansion place a significant strain on our management, employees, facilities, and other resources and subject us to additional risks.

We are a global company with production facilities, offices, and localized websites in multiple countries across six continents. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners in some regions, such as Japan and Brazil;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries;

•	difficulty expatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

To manage our operations and anticipated growth, we must continue to refine our operational, financial, and management controls, human resource policies, reporting systems, and procedures in the locations in which we operate. If we are unable to implement improvements to these systems and controls in an efficient or timely manner or if we discover deficiencies in our existing systems and controls, then our ability to manage our business and provide a high-quality customer experience could be harmed, which would damage our reputation and brands and substantially harm our business and financial results.

In addition, we are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar, our reporting currency. While we engage in hedging activities to mitigate some of the net impact of currency exchange rate fluctuations, our financial results may differ materially from expectations as a result of such fluctuations.

Acquisitions and strategic investments may be disruptive to our business and may fail to achieve our goals.

An important component of our strategy is to selectively pursue acquisitions of businesses, technologies, or services and invest in businesses and joint ventures. The time and expense associated with finding suitable businesses, technologies, or services to acquire or invest in can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake.

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

•
An acquisition or investment may fail to achieve our goals and expectations for a number of reasons including the following: We may fail to integrate acquired businesses, technologies, services, or internal systems effectively, or the integration may be more expensive or take more time than we anticipated. The management of our investments may be more expensive or may take more resources than we expected. We may encounter unexpected cultural or language challenges in integrating an acquired business or managing our investment in a business. The business we acquired or invested in may not perform as well as we expected.

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
We may not be successful in developing our mass customization platform or in realizing the anticipated benefits of a mass customization platform, once it has been developed.
A key component of our strategy is the development of a mass customization platform that combines the strengths of the production technologies and processes from all of our subsidiaries into a shared platform we can leverage across all of our brands. The process of developing new technology is complex, costly, and uncertain, and the development effort could be disruptive to our business and existing systems. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our mass customization platform will be successful and make us more effective and competitive. As a result, there can be no assurance that we will successfully develop the platform nor that we will realize expected returns on the capital expended to develop the platform.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. Our operating income during the second fiscal quarter represented 62%, 61%, and 72% of annual operating income in the years ended June 30, 2015, 2014, and 2013, respectively. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter, we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

Our hedging activity could negatively impact our results of operations and cash flows.

We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Also, our hedging objectives may be targeted at non-GAAP financial metrics, which could result in increased volatility in our GAAP results.

We face risks related to interruption of our operations and lack of redundancy.

Our production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Some of the events that could cause interruptions in our operations or systems are, among others:

•
fire, natural disasters, or extreme weather - for example, the computer hardware for our websites is located in Bermuda, and our largest customer service center is located in Jamaica, both of which locations are subject to the risk of hurricanes

•	labor strike, work stoppage, or other issues with our workforce

•	political instability or acts of terrorism or war

•	power loss or telecommunication failure

•	attacks on our external websites or internal network by hackers or other malicious parties

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand

•	human error, including poor managerial judgment or oversight

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

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Current and potential competitors include (in no particular order):

•	traditional offline printers and graphic design providers;

•	online printing and graphic design companies, many of which provide printed products and services similar to ours;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	self-service desktop design and publishing using personal computer software;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	Internet firms and retailers;

•	online providers of custom printing services that outsource production to third party printers; and

•	providers of other digital marketing such as social media, local search directories and other providers.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, more focus on a given subset of our business, or significantly greater financial, marketing, and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions. Competitors may also develop new or enhanced products, technologies or capabilities that could render many of the products, services and content we offer obsolete or less competitive, which could harm our business and financial results.
In addition, we have in the past and may in the future choose to collaborate with some of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and financial results, such as through a retail in-store or web-based collaborative offering. It is possible, however, that such ventures will be unsuccessful and that our competitive position and financial results will be adversely affected as a result of such collaboration.

Failure to meet our customers' price expectations would adversely affect our business and results of operations.

Demand for our products and services, in particular in the Price Primary Market Segment where we have historically generated most of our business, is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. For example, recent changes to our pricing and marketing strategies in our Vistaprint brand have adversely affected our revenue growth and the numbers of customers and orders in some regions. If we fail to meet our customers' price expectations, our business and results of operations will suffer.

Failure to protect our networks and the confidential information of our customers, employees, and business partners against security breaches could damage our reputation and brands and substantially harm our business and results of operations.

Businesses like ours are increasingly becoming targets for cyber attacks and other thefts of data. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise or breach of our network, websites, or retail locations, our employee personal data, or our customer transaction data, including credit and debit card information, could, among other things:

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

Various private entities attempt to regulate the use of commercial email solicitation by blacklisting companies that the entities believe do not meet their standards, which results in those companies' emails being blocked from some Internet domains and addresses. Although we believe that our commercial email solicitations comply with all applicable laws, from time to time some of our Internet protocol addresses appear on some of these blacklists, which can interfere with our ability to market our products and services, communicate with our customers, and operate and manage our websites and corporate email accounts. In addition, as a result of being blacklisted, we have had disputes with, or concerns raised by, various service providers who perform services for us, including co-location and hosting services, Internet service providers and electronic mail distribution services.

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

We are subject to a variety of safety, health and environmental, or SHE, laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing SHE requirements, or new, more stringent SHE requirements applicable to us are imposed, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing, and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. We face intense competition for qualified individuals from many other companies in diverse industries. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives, and our failure to attract and retain suitably qualified individuals or to adequately plan for succession could have an adverse effect on our ability to implement our business plan.

Our credit facility and the indenture that governs our senior notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility, which we refer to as our credit facility, and the indenture that governs our 7.0% senior unsecured notes due 2022, which we refer to as our senior notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

•	incur additional indebtedness, guarantee indebtedness, and incur liens;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem, or repurchase certain subordinated debt;

•	issue certain preferred stock or similar redeemable equity securities;

•	make loans and investments;

•	sell assets;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge, or sell all or substantially all of our assets.

As a result of these restrictions, we may be limited in how we conduct our business, grow in accordance with our strategy, compete effectively, or take advantage of new business opportunities. In addition, the restrictive covenants in the credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

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

Our material indebtedness and interest expense could adversely affect our financial condition.

As of June 30, 2015, our total debt was $522.5 million, made up of $275 million of senior unsecured notes, $231.5 million of loan obligations under our credit facility and $16.0 million of other debt. We had unused commitments of $610.4 million under our credit facility (after giving effect to letter of credit obligations).

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

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to economic and competitive conditions and to various financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

In addition, we conduct a substantial portion of our operations through our subsidiaries, which may not be able to make distributions to enable us to make payments in respect of our indebtedness because of legal restrictions in some cases. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $0.9 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Border controls and duties and restrictions on cross-border commerce may impede our shipments across country borders.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries. For example, we produce substantially all physical products for our United States customers at our facility in Ontario, Canada and have occasionally experienced delays shipping from Canada into the United States, where we have historically derived more than half of our annual revenue. If we experience difficulty or delays shipping products into the United States or other key markets, or are prevented from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.

If we are unable to protect our intellectual property rights, our reputation and brands could be damaged, and others may be able to use our technology, which could substantially harm our business and financial results.

We rely on a combination of patents, trademarks, trade secrets and copyrights and contractual restrictions to protect our intellectual property, but these protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to copy or use technology or information that we consider proprietary. There can be no guarantee that any of our pending patent applications or continuation patent applications will be granted, and from time to time we face infringement, invalidity, intellectual property ownership, or similar claims brought by third parties with respect to our patents. In addition, despite our trademark registrations throughout the world, our competitors or other entities may adopt names, marks, or domain names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. For example, some of our competitors purchase the term “Vistaprint” and other terms incorporating our proprietary trademarks from Google and other search engines as part of their search listing advertising, and courts do not always side with the trademark owners in cases involving search engines. Enforcing our intellectual property rights can be extremely costly, and a failure to protect or enforce these rights could damage our reputation and brands and substantially harm our business and financial results.

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

Our business is dependent on the Internet, and unfavorable changes in government regulation of the Internet, e-commerce, and email marketing could substantially harm our business and financial results.

Due to our dependence on the Internet for our sales, laws specifically governing the Internet, e-commerce and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. It is not always clear how existing laws governing these and other issues apply to the Internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet, such as the Bermuda Electronic Transactions Act 1999, the U.S. Digital Millennium Copyright Act, and the U.S. CAN SPAM Act of 2003, are only beginning to be interpreted by the courts, and their applicability and reach are therefore uncertain. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and financial results.

Our suppliers' failure to use legal and ethical business practices could negatively impact our business.

We source the raw materials for the products we sell from an expanding number of suppliers in an increasing number of jurisdictions worldwide, and we require our suppliers to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance. However, we cannot control our suppliers' business practices, and we may not be able to adequately monitor and audit our many suppliers throughout the world. If any of our suppliers violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain could be interrupted, which could harm our sales and results of operations.

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

Changes in tax laws, regulations and treaties could affect our tax rate and our results of operations.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. We continue to assess the impact of various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

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

A Dutch withholding tax may be levied on dividends and similar distributions made by Cimpress N.V. to its shareholders at the statutory rate of 15% if we cannot structure such distributions as being made to shareholders in relation to a reduction of par value, which would be non-taxable for Dutch withholding tax purposes. We have purchased our shares and may seek to purchase additional shares in the future. Under our Dutch Advanced Tax Ruling, a purchase of shares should not result in any Dutch withholding tax if we hold the purchased shares in treasury for the purpose of issuing shares pursuant to employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities successfully challenge the use of the shares for these purposes, such a purchase of shares may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our average paid in capital per share for Dutch tax purposes and the redemption price per share, if higher.

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

We believe that we were not a PFIC for the tax year ended June 30, 2015 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC for our current tax year or for any subsequent year.

If a United States shareholder acquires 10% or more of our ordinary shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, each U.S. person who owns (or is deemed to own) at least 10% of the voting power of a non-U.S. corporation, “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation”, or “CFC,” for an uninterrupted period of 30 days or more during a taxable year, then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year, must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income”, even if the "subpart F income" is not distributed. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own real property including for the following manufacturing operations:

•	A 582,000 square foot facility located near Windsor, Ontario, Canada primarily services our Vistaprint Business Unit in the North American market.

•	A 362,000 square foot facility located in Venlo, the Netherlands services our Vistaprint Business Unit and All Other Business Units in the European market.

•	A 124,000 square foot facility located in Deer Park, Australia primarily services our Vistaprint Business Unit in the Asia-Pacific markets.

•	Two facilities, a total of 125,000 square feet, located near Montpellier, France primarily service our All Other Business Units throughout the French market.

As of June 30, 2015, a summary of our currently occupied leased spaces is as follows:

Business Segment	Square Feet	Type	Lease Expirations
Vistaprint Business Unit (1)	493,281	Technology development, marketing, customer service and administrative	December 2015 - June 2024
All Other Business Units	512,660	Technology development, marketing, customer service, manufacturing and administrative	October 2015 - July 2024
Other (2)	77,720	Corporate strategy, technology development and prototyping laboratory	January 2018 - June 2023
___________________
(1) Includes our current lease of a 202,000 square foot facility in Lexington, Massachusetts, which contains technology development, marketing and administrative employees and is included in the Vistaprint Business Unit, although also used by Corporate and Global Functions. In the first quarter of fiscal 2016 we will commence an eleven year lease and will move our Lexington operations to a new 302,000 square foot facility in Waltham, Massachusetts. See Note 6 in our accompanying financial statements in this Report for a discussion of this transaction.
(2) Includes locations that are exclusively corporate or global functions.

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

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2015, there were approximately 15 holders of record of our ordinary shares, although there is a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2014:
First Quarter	$56.78	$48.37
Second Quarter	$57.66	$51.92
Third Quarter	$55.20	$46.95
Fourth Quarter	$53.42	$38.58

Fiscal 2015:
First Quarter	$55.06	$37.05
Second Quarter	$76.68	$52.13
Third Quarter	$86.78	$67.41
Fourth Quarter	$91.75	$79.81
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, purchase our ordinary shares, or pay down our debt. Under Dutch law, we may pay dividends only out of profits shown on our annual accounts prepared in accordance with Dutch generally accepted accounting principles and adopted by our shareholders, and only to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association.
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
We did not repurchase any shares during the three months ended June 30, 2015, and 6,400,000 shares remain available for repurchase under this program, subject to certain limitations imposed by our debt covenants.

Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2010 and the relative performance of each investment is tracked through June 30, 2015.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2010	2011	2012	2013	2014	2015
Cimpress N.V.	$100.00	$100.76	$68.01	$103.96	$85.20	$177.22
NASDAQ Composite	100.00	132.14	142.90	169.55	223.20	253.21
RDG Internet Composite	100.00	147.84	155.42	199.93	277.95	301.80
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

	Year Ended June 30,
	2015 (a)	2014 (b)(c)	2013 (c)	2012 (d)	2011
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$1,494,206	$1,270,236	$1,167,478	$1,020,269	$817,009
Net income attributable to Cimpress N.V.	92,212	43,696	29,435	43,994	82,109
Net income per share attributable to Cimpress N.V.:
Basic	$2.82	$1.33	$0.89	$1.16	$1.89
Diluted	$2.73	$1.28	$0.85	$1.13	$1.83
Shares used in computing net income per share attributable to Cimpress N.V.:
Basic	32,644,870	32,873,234	33,209,172	37,813,504	43,431,326
Diluted	33,816,498	34,239,909	34,472,004	38,953,179	44,951,199

	Year Ended June 30,
	2015 (a)	2014 (b)(c)	2013 (c)	2012 (d)	2011
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$228,876	$148,580	$140,012	$140,641	$162,633
Purchases of property, plant and equipment	(75,813)	(72,122)	(78,999)	(46,420)	(37,405)
Purchases of ordinary shares	—	(42,016)	(64,351)	(309,701)	(56,935)
Business acquisitions, net of cash acquired	(123,804)	(216,384)	—	(180,675)	—
Net proceeds (payments) of debt	54,207	207,946	8,051	227,181	(5,222)

	As of June 30,
	2015 (a)	2014 (b)(c)	2013 (c)	2012 (d)	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (e)	$110,494	$76,365	$50,065	$62,203	$237,081
Working capital (e)	(89,580)	(83,560)	(54,795)	(26,381)	178,485
Total assets	1,308,242	988,985	601,567	592,429	555,900
Total long-term debt, excluding current portion (f)	499,941	410,484	230,000	229,000	—
Total shareholders’ equity	249,419	232,457	189,561	189,287	450,093
___________________
(a) Includes the impact of the acquisitions of FotoKnudsen AS on July 1, 2014, FL Print SAS on April 9, 2015, Exagroup SAS on April 15, 2015 and druck.at Druck-und Handelsgesellschäft mbH on April 17, 2015, as well as our investment in Printi LLC on August 7, 2014. See Notes 8, 15 and 16 in our accompanying financial statements in this Report for a discussion of these transactions.

(b)
Includes the impact of the acquisitions of Printdeal B.V. (formerly known as People & Print Group B.V.) on April 1, 2014 and Pixartprinting S.p.A. on April 3, 2014, as well as our investment in a joint business arrangement with Plaza Create Co. Ltd. in February 2014. See Notes 8 and 15 in our accompanying financial statements in this Report for a discussion of these transactions.

(c) Includes the impact of our July 10, 2012 equity investment in Namex Limited. During the fourth quarter of fiscal 2014 we disposed of this investment and recognized a loss on the sale of $12.7 million. See Note 16 in our accompanying financial statements in this Report for a discussion of this investment.
(d) Includes the impact of the acquisitions of Albumprinter Holding B.V. on October 31, 2011 and Webs, Inc. on December 28, 2011. See Note 8 in our accompanying financial statements in this Report for a discussion of these acquisitions.
(e) We define working capital as current assets less current liabilities. Our working capital profile has evolved since fiscal 2011 as we have made long-term investments that seek to drive shareholder value through acquisitions, ordinary share purchases, and other strategic initiatives. We have financed these investments through a mix of cash on hand, cash flows generated from operations and external debt financing.
(f) On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit, the indebtedness outstanding under our senior secured credit facility and for general corporate purposes. See Note 11 in our accompanying financial statements in this Report for additional discussion.

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
Executive Overview
On November 14, 2014, pursuant to our shareholders’ approval, we amended our articles of association to change our name to Cimpress N.V. and began trading on The Nasdaq Stock Market under the "CMPR" ticker symbol shortly afterward. Cimpress, the world leader in mass customization, is a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market through a portfolio of focused brands serving the needs of small and medium businesses and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
In July 2014, we changed our internal management reporting structure from geographic-based segments to brand-based segments, resulting in the Vistaprint Business Unit and the All Other Business Units reportable segments. The Vistaprint Business Unit represents our core Vistaprint brand focused on the North America, Europe, Australia and New Zealand markets, and our Webs branded business, which is managed with the Vistaprint-branded digital business. The All Other Business Unit is an aggregation of the smaller businesses in our portfolio - Albumprinter, Printdeal (formerly known as People & Print Group), Pixartprinting and the Most of World business units, as well as the operations of our fiscal 2015 acquisitions of FotoKnudsen AS, FL Print SAS (referred to as Easyflyer), Exagroup SAS and druck.at Druck-und Handelsgesellschäft mbH (referred to as druck.at).
For the fiscal year ended June 30, 2015, we reported consolidated revenue of $1,494 million representing 18% reported revenue growth over the prior year and 23% growth in constant-currency terms. During fiscal 2015 we made several strategic acquisitions to help us reach differentiated customers through distinct brands and give us access to a broader product offering over time. Consolidated constant-currency revenue growth, excluding the revenue of businesses and brands that do not have a comparable revenue in the prior twelve months, was 9% for the year ended June 30, 2015.
Diluted earnings per share for the year ended June 30, 2015 increased 113% to $2.73 as compared to the prior year. This increase was driven by the improved operating performance of our Vistaprint brand as well as the results of our other brands acquired in fiscal 2014 and 2015. These improvements were partially offset by continued investments in product quality and software development in our core business, as well as investments in markets in which we seek to develop a long-term presence such as India, Japan and Brazil. We believe investments such as these, as well as our other key initiatives, will collectively enable us to scale and strengthen our competitive position and enhance long-term shareholder value. In addition, we recognized $14.9 million of expense during the year ended June 30, 2015 for changes in the contingent consideration liabilities associated with our acquisitions of Printdeal and Pixartprinting, $11.5 million of additional acquisition related amortization expense, as well as $9.0 million of incremental interest expense primarily due to our increased borrowing levels under our credit facility and the issuance of our senior unsecured notes in March 2015. We also recognized significant gains from currency movements in fiscal 2015, as compared to losses in fiscal 2014, principally as a result of changes in the fair value of our derivative instruments for which we have not elected hedge accounting and currency gains on non-functional currency activity, principally from intercompany transactional and financing relationships. During fiscal 2014 we recognized a $12.7 million loss on the sale of our investment in Namex Limited that did not occur in fiscal 2015.
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
For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. As the vouchers do not expire, any unredeemed vouchers are recorded as deferred revenue. We recognize revenue on the portion of unredeemed vouchers when the likelihood of redemption becomes remote (referred to as "breakage") and we determine there is no legal obligation to remit the value of the unredeemed coupons to government agencies. We estimate the breakage rate based upon the pattern of historical redemptions. Prior to the fourth quarter of fiscal 2015, we did not have sufficient historical redemption data to reasonably estimate breakage and, therefore, did not recognize any breakage revenue. During the fourth quarter of fiscal 2015, we concluded that we have now accumulated sufficient historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine a pattern of historical redemptions in accordance with our accounting policy. Accordingly, we recognized $4.0 million of breakage revenue during the quarter as a result of this change in estimate. We will apply this approach prospectively for future unredeemed voucher activity.
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
Software and Website Development Costs. We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of our websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. Our judgment is required in determining whether a project provides new or additional functionality, the point at which various projects enter the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs, and determining the estimated useful lives over which the costs are amortized. Historically we have not had any significant impairments of our capitalized software and website development costs.
Business Combinations. We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, estimated customer renewal rates, projected operating costs and discount rates. We estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our fiscal 2014 and 2015 acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations.
Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Costs related to the acquisition of a business are expensed as incurred.
Goodwill, Indefinite-Lived Intangible Assets, and Other Definite Lived Long-Lived Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For our annual impairment test as of January 1, 2015, we evaluated each of our five reporting units with goodwill individually. We considered the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. Our qualitative assessment for fiscal 2015 determined that there was no indication that the carrying value of any of our reporting units exceeded its fair value. In addition, there have been no indications of impairment that would require an updated analysis as of June 30, 2015. In addition to the specific factors mentioned above, we assess the following individual factors on an ongoing basis such as:

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
    We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change.
Recently Issued or Adopted Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements."
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2015	2014	2013
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	38.1%	35.5%	34.3%
Technology and development expense	13.0%	13.9%	14.1%
Marketing and selling expense	32.8%	34.6%	38.2%
General and administrative expense	9.7%	9.2%	9.4%
Income from operations	6.4%	6.8%	4.0%
Other income (expense), net	1.3%	(1.7)%	—%
Interest expense, net	(1.1)%	(0.6)%	(0.5)%
Income before income taxes and loss in equity interests	6.6%	4.5%	3.5%
Income tax provision	0.6%	0.8%	0.8%
Loss in equity interests	—%	0.2%	0.2%
Net income	6.0%	3.5%	2.5%
Add: Net loss attributable to noncontrolling interests	0.2%	—%	—%
Net income attributable to Cimpress N.V.	6.2%	3.5%	2.5%

In thousands

	Year Ended June 30,			Year Ended June 30,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue	$1,494,206	$1,270,236	$1,167,478	18%	9%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the fiscal years ended June 30, 2015, 2014 and 2013 are shown in the following table. Fiscal 2015 includes the impact of FotoKnudsen, Easyflyer, Exagroup and druck.at from their respective acquisition dates in our All Other Business Units segment. Fiscal 2014 includes the impact of Printdeal and Pixartprinting from their respective acquisition dates in our All Other Business Units segment:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint Business Unit	$1,194,393	$1,144,030	4%	5%	9%	—%	9%
All Other Business Units	299,813	126,206	138%	17%	155%	(139)%	16%
Total revenue	$1,494,206	$1,270,236	18%	5%	23%	(14)%	9%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant-Currency Revenue Growth
	2014	2013	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint Business Unit	$1,144,030	$1,091,900	5%	(1)%	4%	—%	4%
All Other Business Units	126,206	75,578	67%	(4)%	63%	(56)%	7%
Total revenue	$1,270,236	$1,167,478	9%	(1)%	8%	(4)%	4%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-Currency Revenue Growth Excluding Acquisitions excludes revenue results for businesses and brands in the period in which there is no comparable year over year revenue. For example, revenue from Pixartprinting and Printdeal, which we acquired in Q4 2014, is excluded from Q1, Q2, and Q3 2015 revenue growth but included in Q4 2015 revenue growth. Similarly, since we acquired Fotoknudsen, Easyflyer, Exagroup, and druck.at in fiscal 2015, revenues from these businesses are excluded from both fiscal 2014 and 2015 revenue growth, and revenues from Pixartprinting and Printdeal are excluded from fiscal 2014 revenue growth.
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
Vistaprint Business Unit
Reported revenue for the year ended June 30, 2015 increased 4% to $1,194.4 million as compared to the year ended June 30, 2014 as the Vistaprint Business Unit experienced growth from the higher expectations market segment, increased average order value and improved activity from our repeat customer base. During the year we delivered improved revenue growth trends in the U.S., U.K., French and German markets where we made major pricing and channel marketing changes in fiscal 2014. Our reported revenue growth was negatively affected by currency impacts of 5% during the year ended June 30, 2015 resulting in constant-currency revenue growth of 9%. Our constant-currency revenue growth for the Vistaprint Business Unit more than doubled from fiscal 2014 to fiscal 2015. In addition we have seen year over year improvement in our customer Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10).
We are starting to see net reductions in fiscal 2015 of the major headwinds caused by our transformation efforts of our customer value proposition in our largest business, the Vistaprint brand. This multi-year transformation began in 2011 and is intended over time to improve customer loyalty and long-term returns through improvements to pricing consistency and transparency, site experience, customer communications, product selection, product quality, merchandising, marketing messaging and customer service. Although some of these efforts continue to create revenue headwinds in certain markets we have started to realize benefits from these investments in fiscal 2015 through improved customer retention rates and our increased Net Promoter Score.
Revenue for the year ended June 30, 2014 increased 5% to $1,144.0 million compared to the year ended June 30, 2013 due to increases in sales across our product and service offerings. During the third quarter of 2014, we rolled out significant pricing changes in two of our top markets: the U.S. and Germany. These changes were designed to help us improve customer lifetime value and loyalty over time, but created near-term revenue headwinds in the Vistaprint Business Unit for the second half of fiscal 2014, particularly in our third fiscal quarter. The Vistaprint Business Unit delivered annual reported and constant-currency revenue growth of 4% during the fiscal year ended June 30, 2014, as successful programs to drive customer value that we started two years ago helped to offset the negative impact of the pricing changes.

All Other Business Units
Revenue for the year ended June 30, 2015 increased to $299.8 million from $126.2 million in the year ended June 30, 2014, primarily due to the addition of aggregate revenues of $171.2 million from the companies we acquired in fiscal 2014 and 2015. We also delivered continued growth in our Albumprinter brand, as well as in our smaller markets in our Most of World business.
Revenue for the year ended June 30, 2014 increased to $126.2 million from $75.6 million in the prior comparable period, primarily due to the addition of revenue from Printdeal and Pixartprinting, which we acquired in the our fourth quarter fiscal 2014. The 67% increase in the reported revenue of our other business units was primarily due to the addition of revenue from the companies we acquired in fiscal 2014.
The following table summarizes our comparative operating expenses for the period:
In thousands

	Year Ended June 30,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cost of revenue	$568,599	$451,093	$400,293	26%	13%
% of revenue	38.1%	35.5%	34.3%
Technology and development expense	$194,360	$176,344	$164,859	10%	7%
% of revenue	13.0%	13.9%	14.1%
Marketing and selling expense	$489,743	$440,311	$446,116	11%	(1)%
% of revenue	32.8%	34.6%	38.2%
General and administrative expense	$145,180	$116,574	$110,086	25%	6%
% of revenue	9.7%	9.2%	9.4%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the year ended June 30, 2015, as the operations we acquired in fiscal 2014 and 2015 have a lower gross margin profile than our traditional business; however, these companies have lower marketing and selling costs.
The Vistaprint Business Unit cost of revenue increased to $381.0 million for the year ended June 30, 2015 from $377.4 million for the year ended June 30, 2014, due to increased costs associated with production volume and product mix of $33.9 million. This increase was partially offset by currency related benefits, reductions in raw material pricing, shipping costs and other productivity and efficiency gains of $30.3 million.
The remaining increase in cost of revenue for the year ended June 30, 2015 as compared to the year ended June 30, 2014 was primarily due to incremental manufacturing costs of $115.4 million for the operations acquired in fiscal 2014 and 2015.
The Vistaprint Business Unit cost of revenue increased to $377.4 million for the year ended June 30, 2014 from $364.1 million in the prior period, as we produced more revenue volume during fiscal 2014 as compared to the same period in fiscal 2013. We incurred incremental shipping and overhead related costs in fiscal 2014 of $3.6 million and $9.7 million, respectively. These expense increases were offset by a decline in materials related costs of $1.1 million and other productivity and efficiency gains. In addition, the fiscal 2013 period included a benefit from a non-cash gain of $1.4 million related to a free piece of equipment in our European operations that did not occur in fiscal 2014.
The remaining increase in cost of revenue for the year ended June 30, 2014 as compared to the year ended June 30, 2013 was primarily due to additional manufacturing costs of $29.7 million for the acquired Printdeal and Pixartprinting operations.

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
The growth in our technology and development expenses of $18.0 million for the year ended June 30, 2015 as compared to the year ended June 30, 2014 was primarily due to increased payroll and facility-related costs of $13.9 million as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to hiring in this strategic investment area, and partly due to headcount from acquired businesses. At June 30, 2015, we employed 1,008 employees in these organizations, inclusive of employees of the businesses we acquired in 2015, compared to 887 employees at June 30, 2014. Amortization expense increased by $1.6 million primarily due to a full year of expense related to our fiscal 2014 acquisitions, as well as the fourth quarter impact of Exagroup and druck.at. Other technology and development expense increased $9.3 million primarily due to increased consulting fees and severance related expenses. These expenses were partially offset by a decline in share-based compensation expense of $2.9 million for the year ended June 30, 2015, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during the year ended June 30, 2015, we had higher net capitalization of software costs of $3.9 million due to an increase in costs that qualified for capitalization during the fiscal 2015 as compared to fiscal 2014.
The growth in our technology and development expenses of $11.5 million for the year ended June 30, 2014 as compared to the year ended June 30, 2013 was primarily due to increased payroll and facility-related costs of $9.5 million as a result of an increase in headcount in our technology development and information technology support organizations. At June 30, 2014, we employed 887 employees in these organizations compared to 786 employees at June 30, 2013. Other technology and development expenses increased $4.0 million in fiscal 2014 as compared to the fiscal 2013 primarily due to restructuring charges of $1.3 million as well as increased recruitment, hosting services and other costs related to continued investment in our infrastructure. In addition, amortization expense increased by $1.1 million as a result of the Printdeal and Pixartprinting acquisitions. These expense increases were partially offset during fiscal 2014 by a decline in share-based compensation expense of $2.1 million as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during fiscal 2014, we had higher net capitalization of software costs of $1.0 million due to an increase in current costs that qualified for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $49.4 million during the year ended June 30, 2015, as compared to the year ended June 30, 2014, was partially due to increased advertising costs of $18.5 million. Our advertising cost increase was primarily due to the Vistaprint Business Unit as it launched its first brand-orientated television ad in both the U.S. and UK, as well as increased activity from our acquired operations. Our payroll and facility-related costs increased by $13.9 million, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in Vistaprint Business Unit customer service resources in order to provide higher value services to our customers. At June 30, 2015, we employed 2,429 employees in these organizations, inclusive of employees of the businesses we acquired in 2015, compared to 2,038 employees at June 30, 2014. Amortization expense increased by $10.1 million for the year ended June 30, 2015 as a result of the customer and trademark related intangible assets related to our 2014 and 2015 acquisitions. Other marketing and selling expenses also increased by $10.0 million due to increased payment processing fees, depreciation costs, employee travel, training, and recruitment costs. The increase in marketing and selling expense was partially offset by decreased share-based compensation expense of $3.1 million during the year ended June 30, 2015 influenced by the restricted share awards granted as part of our fiscal 2012 Webs acquisition that were fully vested at December 31, 2013.
The decrease in our marketing and selling expenses of $5.8 million for the year ended June 30, 2014, as compared to the year ended June 30, 2013, was primarily due to decreased advertising costs of $19.5 million as we executed more strategically focused spend during the year, particularly in Europe. Additionally, share-based compensation expense decreased during fiscal 2014 by $1.3 million as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested at December 31, 2013. This reduction in expense was partially offset by increased payroll and facility-related costs of $6.9 million as we continued to expand our marketing organization and our customer service, sales and design support centers. At June 30, 2014, we employed 2,038 employees in these organizations compared to 1,672 employees at June 30, 2013. In addition, other marketing and selling expenses increased by $6.1 million, inclusive of $1.3 million of restructuring related expenses, as well as increased outside service costs, payment processing fees, and other marketing costs. Fiscal 2014 also includes $2.0 million of additional amortization expense for the customer and trademark related intangible assets acquired with the Printdeal and Pixartprinting businesses.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the year ended June 30, 2015 our general and administrative expenses increased as compared to fiscal 2014 by $28.6 million primarily due to an increase of $14.9 million attributable to the increase in the fair value of the contingent consideration liabilities for Printdeal and Pixartprinting since June 30, 2014. Payroll and share-based compensation expense increased by $10.7 million and $2.5 million, respectively during the year ended June 30, 2015 as compared to the prior year. At June 30, 2015 we employed 451 employees in these organizations compared to 416 employees at June 30, 2014. Other general and administrative expenses also increased by $2.9 million due to increased employee travel, training, and recruitment costs. The increase in general and administrative expense was partially offset by decreased professional fees of $2.4 million during fiscal 2015, as fiscal 2014 included more expenses incurred primarily for certain strategic initiatives.
During the year ended June 30, 2014 our general and administrative expenses increased as compared to the year ended June 30, 2013 by $6.5 million, primarily due to an increase of $5.9 million in professional fees for costs incurred related to our acquisitions and strategic investments during the year, as well as $3.2 million of employee and facility related restructuring costs. In addition, we recognized $2.2 million of expense for the increase in the fair value of the earn-out liability for both Printdeal and Pixartprinting since the dates of acquisition. These increases were partially offset by a net decrease of $4.8 million primarily related to reduced share-based compensation, recruiting costs, and other corporate charges. At June 30, 2014 we employed 416 employees in these organizations compared to 400 employees at June 30, 2013.
Other income (expense), net
Other income (expense), net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments for which we do not apply hedge accounting. In evaluating our currency hedging program and ability to achieve hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute currency forward contracts that do not qualify for hedge accounting.The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2015	2014	2013
Gains (losses) on derivative instruments	$9,317	$(7,473)	$29
Currency related gains (losses), net	10,245	(1,764)	(92)
Loss on disposal of Namex	—	(12,681)	—
Other gains (losses)	572	288	—
Total other income (expense), net	$20,134	$(21,630)	$(63)
During fiscal 2015, we recognized $20.1 million of other income as compared to $21.6 million of losses during fiscal 2014. The increase in other income (expense), net is due in part to net gains of $9.3 million recognized on our currency forward contracts, of which $1.9 million is unrealized, as compared to net losses of $7.5 million that were recognized during fiscal 2014. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for our currency forward contracts. In fiscal 2013 we elected hedge accounting for all of our currency forward contracts and therefore did not have similar results.
Changes in our corporate entity operating structure, effective on October 1, 2013, required us to alter our intercompany transactional and financing activities in fiscal 2014. As a result, we have significant non-functional currency intercompany relationships subject to currency exchange rate volatility that resulted in a gain of $10.2 million during fiscal 2015, as compared to $1.8 million loss during fiscal 2014.
In addition, in fiscal 2014 we recognized a loss of $12.7 million on the sale of our equity investment in Namex Limited which did not occur in fiscal 2015 or fiscal 2013.
Interest expense, net
Interest expense, net was $16.7 million, $7.7 million and $5.3 million for the years ended June 30, 2015, 2014 and 2013, respectively. Interest expense, net primarily consists of interest paid on outstanding debt balances and amortization of debt issuance costs. The increase in interest expense, net from fiscal 2014 to 2015 is primarily a result of increased borrowing levels under our credit facility and the issuance of our senior unsecured notes in March 2015. The increase in interest expense, net from fiscal 2013 to 2014 is a result of increased borrowing levels under our credit facility. We expect interest expense, net to increase in future periods relative to historical trends as a result of our senior unsecured notes.
Income tax provision

	Year Ended June 30,
	2015	2014	2013
Income tax provision	$10,441	$10,590	$9,387
Effective tax rate	10.5%	18.7%	23.0%
For the year ended June 30, 2015, our effective tax rate is 10.5% as compared to the prior year effective tax rate of 18.7%. The main causes for this decrease are higher tax benefits in fiscal 2015 related to changes to our corporate entity operating structure as described in further detail in Note 14, combined with an increase in our consolidated pre-tax income and a more favorable geographical mix of earnings as compared to fiscal 2014. These benefits to the fiscal 2015 tax rate were offset by greater losses incurred in fiscal 2015 as compared to fiscal 2014 in certain jurisdictions where we are unable to recognize a tax benefit. For the year ended June 30, 2014, we recognized a loss on our investment in Namex for which there was no tax benefit and this adversely impacted the effective tax rate for fiscal 2014.
Our cash paid for income taxes for fiscal 2015 is higher than our income tax expense primarily as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period. This was partially offset by cash tax benefits from stock-based compensation deductions that are recorded in shareholder’s equity.
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
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2015	2014	2013
Net cash provided by operating activities	$228,876	$148,580	$140,012
Net cash used in investing activities	(217,190)	(306,984)	(98,931)
Net cash provided by (used in) financing activities	38,312	169,608	(53,255)
At June 30, 2015, we had $103.6 million of cash and cash equivalents and $522.5 million of outstanding debt. Cash and cash equivalents increased by $41.1 million during the year ended June 30, 2015. This increase is primarily attributable to the cash held by the businesses we acquired during fiscal 2015 and the timing of funding for certain intercompany cash requirements. We expect cash and cash equivalents to fluctuate over time depending on our working capital needs and acquisition activity. The cash flows during the year ended June 30, 2015 related primarily to the following items:
Cash inflows:

•	Net income of $89.3 million;

•
Adjustments for non-cash items of $104.2 million primarily related to positive adjustments for depreciation and amortization of $97.5 million, share-based compensation costs of $24.1 million, and the change in the fair value of contingent consideration liabilities of $14.9 million, offset by negative adjustments for non-cash tax items of $28.1 million and unrealized currency-related gains of $6.5 million;

•	Proceeds of debt of $54.2 million, net of payments;

•	Changes in working capital balances of $43.4 million primarily driven by improved management of prepaid expenses and accrued expenses; and

•	Proceeds from the issuance of shares in connection with the exercise of outstanding equity awards of $13.1 million.
Cash outflows:

•
Capital expenditures of $75.8 million of which $33.7 million were related to the purchase of manufacturing and automation equipment for our production facilities, $18.3 million were related to the purchase of land, facilities and leasehold improvements, and $23.8 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Payments for our acquisition and minority investment activity, net of cash acquired, of $123.8 million;

•	Payments of withholding taxes in connection with share awards of $29.4 million;

•	Payment of contingent consideration obligation of $19.2 million;

•	Internal costs for software and website development that we have capitalized of $17.3 million; and

•	Payments for capital lease arrangements of $5.8 million.
Additional Liquidity and Capital Resources Information. During the year ended June 30, 2015, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of June 30, 2015, approximately $102.9 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $59.0 million. We do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows. See Note 14 in our accompanying consolidated financial statements for additional discussion.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of June 30, 2015, we have aggregate loan commitments from our senior secured credit facility totaling $844.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $154.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2015, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

June 30, 2015
Maximum aggregate available for borrowing	$844,000
Outstanding borrowings of senior secured credit facilities	(232,000)
Remaining amount	612,000
Limitations to borrowing due to debt covenants and other obligations (1)	(22,403)
Amount available for borrowing as of June 30, 2015 (2)	$589,597
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

The indenture under which our 7.0% senior unsecured notes due 2022 are issued contains various covenants, including covenants that, subject to certain exceptions, limit our and our restricted subsidiaries’ ability to incur and/or guarantee additional debt; pay dividends, repurchase shares or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate or transfer or dispose of substantially all of our consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of June 30, 2015, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. During the fourth quarter of fiscal 2015 we assumed term loans as part of the druck.at, Exagroup and Easyflyer acquisitions. As of June 30, 2015 we had $11.5 million outstanding for those obligations that are payable through September 2024.
In addition, we have an uncommitted line of credit with Santander Bank, N.A., and under the terms of the agreement we may borrow up to $25.0 million at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of June 30, 2015 we had $4.5 million outstanding borrowings under this line of credit.
Our expectations for fiscal year 2016. Our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our debt financing capacity will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for the foreseeable future. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2016 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Large, discrete, internally developed projects that we believe can, over the longer term provide us with materially important competitive capabilities and/or positions in new markets, such as investments in our software, service operations and other supporting capabilities for our integrated platform, costs incurred for post-merger integration efforts and expansion into new geographic markets.

•
Other organic investments intended to maintain or improve our competitive position or support growth, such as costs to develop new products and expand product attributes, production and IT capacity expansion, VBU related advertising costs and the continued investment in our employees.

•	Share purchases

•	Corporate acquisitions and similar Investments

•	Reduction of debt

Contractual Obligations
Contractual obligations at June 30, 2015 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$39,227	$7,697	$10,469	$8,120	$12,941
Build-to-suit lease	131,769	10,475	25,138	25,138	71,018
Purchase commitments	27,052	27,052	—	—	—
Senior unsecured notes and interest payments	410,178	19,678	38,500	38,500	313,500
Other debt and interest payments	269,852	28,964	52,382	186,615	1,891
Capital leases	24,103	9,150	11,937	2,981	35
Other	24,195	11,102	9,694	3,399	—
Total (1)	$926,376	$114,118	$148,120	$264,753	$399,385
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.7 million as of June 30, 2015 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 14 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $39.2 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $1.7 million and $0.6 million, respectively.
Build-to-suit lease. In July 2013, we executed a lease for an eleven-year term to move our Lexington, Massachusetts, USA operations to a new facility in Waltham, Massachusetts, USA, that will commence in the first quarter of fiscal 2016. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At June 30, 2015, we had unrecorded commitments under contract of $27.1 million, which were composed of inventory purchase commitments of approximately $1.9 million, production and computer equipment purchases of approximately $14.5 million, and other unrecorded purchase commitments of $10.6 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015 and has been included in the table above.
Other debt and interest payments. The term loans of $154.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $77.5 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of June 30, 2015 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions and as of June 30, 2015 we had $11.5 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2015, is $27.7 million, net of accumulated depreciation of $4.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2015 amounts to $23.6 million.

Other Obligations. Other obligations include an installment obligation of $13.3 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2015. Other obligations also include the fair value of the contingent consideration payments related to our fiscal 2014 acquisition of Printdeal of $7.8 million and the deferred payment for our fiscal 2015 acquisition of druck.at of $3.0 million. Please refer to Note 3 and 8 in the accompanying consolidated financial statements for additional details.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of June 30, 2015, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2015, we had $232.0 million of variable rate debt and $13.3 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of June 30, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $0.9 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:

•
Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income and non-GAAP financial metrics, such as EBITDA.

Our most significant net currency exposures by volume are in the British Pound, Canadian Dollar, Euro and Swiss Franc, although our exposures to these and other currencies fluctuate, particularly in our fiscal second quarter. Beginning in the fourth quarter of fiscal 2015, our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent EBITDA in order to protect our debt covenants. Since EBITDA excludes non-cash items such as depreciation and amortization that are included in net income, we may experience increased, not decreased, volatility in our GAAP results.
In addition, we elect to execute currency forward contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other income (expense), net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income (expense), net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

We have currency exposure arising from our net investments in foreign operations. We enter into cross-currency swap contracts to mitigate the impact of currency rate changes on certain net investments.

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans with another group company, which may be different from the functional currency of one of the subsidiary loan parties. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although they do not have a U.S. dollar cash impact for the consolidated group and therefore have currently elected not to hedge this exposure. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $18.8 million, $10.1 million, and $2.5 million on our income before taxes for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Item 8. Financial Statements and Supplementary Data
CIMPRESS N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Shareholders of
Cimpress N.V.

In our opinion, the accompanying consolidated balance sheet as of June 30, 2015 and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Cimpress N.V. and its subsidiaries at June 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded FotoKnudsen AS (“FotoKnudsen”), Exagroup SAS and its subsidiaries (“Exagroup”) and druck.at Druck-und Handelsgesellschäft mbH (“druck.at”) from its assessment of internal control over financial reporting as of June 30, 2015 because they were acquired by the Company in purchase business combinations during fiscal 2015. We have also excluded FotoKnudsen, Exagroup and druck.at from our audit of internal control over financial reporting. FotoKnudsen and druck.at are wholly-owned subsidiaries and Exagroup is a 70% owned subsidiary, whose aggregated total assets and total revenues represent approximately $74.3 million and $44.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2015.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Supervisory Board and Shareholders of
Cimpress N.V.
We have audited the accompanying consolidated balance sheet of Cimpress N.V. (formerly known as Vistaprint N.V.) as of June 30, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cimpress N.V. at June 30, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
August 15, 2014

Except for Notes 9 and 17, as to which the date is

August 14, 2015

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$103,584	$62,508
Marketable securities	6,910	13,857
Accounts receivable, net of allowances of $372 and $212, respectively	32,145	23,515
Inventory	18,356	12,138
Prepaid expenses and other current assets	56,648	45,923
Total current assets	217,643	157,941
Property, plant and equipment, net	467,511	352,221
Software and web site development costs, net	22,109	14,016
Deferred tax assets	17,172	8,762
Goodwill	400,629	317,187
Intangible assets, net	151,063	110,214
Other assets	32,115	28,644
Total assets	$1,308,242	$988,985
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$65,875	$52,770
Accrued expenses	172,826	121,177
Deferred revenue	23,407	26,913
Deferred tax liabilities	1,043	2,178
Short-term debt	22,602	37,575
Other current liabilities	21,470	888
Total current liabilities	307,223	241,501
Deferred tax liabilities	48,007	30,846
Lease financing obligation	93,841	18,117
Long-term debt	499,941	410,484
Other liabilities	52,073	44,420
Total liabilities	1,001,085	745,368
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	57,738	11,160
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 33,203,065 and 32,329,244 shares outstanding, respectively	615	615
Treasury shares, at cost, 10,877,562 and 11,751,383 shares, respectively	(412,132)	(423,101)
Additional paid-in capital	324,281	309,990
Retained earnings	435,052	342,840
Accumulated other comprehensive (loss) income	(98,909)	2,113
Total shareholders’ equity attributable to Cimpress N.V.	248,907	232,457
Noncontrolling interest	512	—
Total shareholders' equity	249,419	232,457
Total liabilities, noncontrolling interests and shareholders’ equity	$1,308,242	$988,985
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2015	2014	2013
Revenue	$1,494,206	$1,270,236	$1,167,478
Cost of revenue (1)	568,599	451,093	400,293
Technology and development expense (1)	194,360	176,344	164,859
Marketing and selling expense (1)	489,743	440,311	446,116
General and administrative expense (1)	145,180	116,574	110,086
Income from operations	96,324	85,914	46,124
Other income (expense), net	20,134	(21,630)	(63)
Interest expense, net	(16,705)	(7,674)	(5,329)
Income before income taxes and loss in equity interests	99,753	56,610	40,732
Income tax provision	10,441	10,590	9,387
Loss in equity interests	—	2,704	1,910
Net income	89,312	43,316	29,435
Add: Net loss attributable to noncontrolling interests	2,900	380	—
Net income attributable to Cimpress N.V.	$92,212	$43,696	$29,435
Basic net income per share attributable to Cimpress N.V.	$2.82	$1.33	$0.89
Diluted net income per share attributable to Cimpress N.V.	$2.73	$1.28	$0.85
Weighted average shares outstanding — basic	32,644,870	32,873,234	33,209,172
Weighted average shares outstanding — diluted	33,816,498	34,239,909	34,472,004
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2015	2014	2013
Cost of revenue	$78	$251	$398
Technology and development expense	4,139	7,041	9,209
Marketing and selling expense	1,952	5,082	6,354
General and administrative expense	17,906	15,412	16,967

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Net income	$89,312	$43,316	$29,435
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of hedges	(93,627)	8,019	(910)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(1,417)	(1,285)	483
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	815	396	(397)
Unrealized gain (loss) on available-for-sale-securities	(6,275)	9,246	—
Unrealized gain (loss) on pension benefit obligation	(388)	(2,724)	—
Comprehensive income (loss)	(11,580)	56,968	28,611
Add: Comprehensive loss attributable to noncontrolling interests	2,770	397	—
Total comprehensive income (loss) attributable to Cimpress N.V.	$(8,810)	$57,365	$28,611

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2012	49,950	$699	(15,831)	$(378,941)	$285,633	$292,628	$(10,732)	$189,287
Issuance of ordinary shares due to share option exercises			281	8,715	(3,910)			4,805
Cancellation of treasury shares	(5,870)	(84)	5,870	30,262	(7,259)	(22,919)		—
Restricted share units vested, net of shares withheld for taxes			242	6,014	(9,570)			(3,556)
Excess tax benefits from share-based compensation					1,796			1,796
Share-based compensation expense					32,969			32,969
Purchase of ordinary shares			(1,851)	(64,351)				(64,351)
Net income attributable to Cimpress N.V.						29,435		29,435
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							86	86
Foreign currency translation							(910)	(910)
Balance at June 30, 2013	44,080	$615	(11,289)	$(398,301)	$299,659	$299,144	$(11,556)	$189,561
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			297	9,011	(8,001)			1,010
Restricted share units vested, net of shares withheld for taxes			285	8,205	(14,220)			(6,015)
Excess tax benefits from share-based compensation					5,159			5,159
Share-based compensation expense					27,449			27,449
Purchase of ordinary shares			(1,044)	(42,016)				(42,016)
Net income attributable to Cimpress N.V.						43,696		43,696
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(889)	(889)
Adjustment to contributed capital of noncontrolling interest					(56)			(56)
Unrealized gain on marketable securities							9,246	9,246
Foreign currency translation							8,036	8,036
Unrealized loss on pension benefit obligation, net of tax							(2,724)	(2,724)
Balance at June 30, 2014	44,080	$615	(11,751)	$(423,101)	$309,990	$342,840	$2,113	$232,457
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			672	6,689	(16,468)			(9,779)
Restricted share units vested, net of shares withheld for taxes			201	4,280	(10,728)			(6,448)
Excess tax benefits from share-based compensation					20,763			20,763
Share-based compensation expense					20,724			20,724
Net income attributable to Cimpress N.V.						92,212		92,212
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(602)	(602)
Unrealized gain on marketable securities							(6,275)	(6,275)
Foreign currency translation, net of hedges							(93,757)	(93,757)
Unrealized loss on pension benefit obligation, net of tax							(388)	(388)
Balance at June 30, 2015	44,080	$615	(10,878)	$(412,132)	$324,281	$435,052	$(98,909)	$248,907

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Operating activities
Net income	$89,312	$43,316	$29,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,500	72,282	64,325
Share-based compensation expense	24,075	27,786	32,928
Excess tax benefits derived from share-based compensation awards	(13,146)	(5,159)	(1,796)
Deferred taxes	(14,940)	(12,807)	(8,626)
Loss on sale of equity method investment	—	12,681	—
Loss in equity interests	—	2,704	1,910
Non-cash gain on equipment	—	—	(1,414)
Abandonment of long-lived assets	—	7	1,529
Unrealized (gain) loss on derivative instruments included in net income	(1,868)	425	—
Change in fair value of contingent consideration	14,890	2,192	(588)
Payment of contingent consideration in excess of acquisition-date fair value	(8,055)	—	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(6,455)	748	29
Other non-cash items	4,130	1,328	1,329
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	2,057	4,008	(1,532)
Inventory	(4,491)	(1,055)	(525)
Prepaid expenses and other assets	8,597	(15,336)	10,791
Accounts payable	(4,026)	14,945	557
Accrued expenses and other liabilities	41,296	515	11,660
Net cash provided by operating activities	228,876	148,580	140,012
Investing activities
Purchases of property, plant and equipment	(75,813)	(72,122)	(78,999)
Business acquisitions, net of cash acquired	(123,804)	(216,384)	—
(Purchases of) proceeds from the sale of intangible assets, net	(250)	(116)	1,000
Purchase of available-for-sale securities	—	(4,629)	—
Capitalization of software and website development costs	(17,323)	(9,749)	(7,667)
Investment in equity interests	—	(4,994)	(12,753)
Other investing activities	—	1,010	(512)
Net cash used in investing activities	(217,190)	(306,984)	(98,931)
Financing activities
Proceeds from borrowings of debt	367,500	482,800	113,712
Proceeds from issuance of senior notes	275,000	—	—
Payments of debt	(581,920)	(273,491)	(104,125)
Payments of debt issuance costs	(6,373)	(1,363)	(1,536)
Payment of contingent consideration included in acquisition-date fair value	(11,105)	—	—
Payments of withholding taxes in connection with equity awards	(29,351)	(9,430)	(3,556)
Payments of capital lease obligations	(5,750)	(1,297)	—
Excess tax benefits derived from share-based compensation awards	13,146	5,159	1,796
Purchase of ordinary shares	—	(42,016)	(64,351)
Proceeds from issuance of ordinary shares	13,123	4,425	4,805
Capital contribution from noncontrolling interest	4,160	4,821	—
Issuance of dividend to noncontrolling interest	(118)	—	—
Net cash provided by (used in) financing activities	38,312	169,608	(53,255)
Effect of exchange rate changes on cash and cash equivalents	(8,922)	1,239	36
Net increase (decrease) in cash and cash equivalents	41,076	12,443	(12,138)
Cash and cash equivalents at beginning of period	62,508	50,065	62,203
Cash and cash equivalents at end of period	$103,584	$62,508	$50,065
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,520	$6,446	$4,762
Income taxes	14,284	18,485	13,656

Supplemental schedule of non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$86,198	$18,117	$—
Property and equipment acquired under capital leases	13,194	—	—
Amounts due for acquisitions of businesses	20,122	21,582	—
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2015, 2014 and 2013
(in thousands, except share and per share data)

1. Description of the Business
We are a technology and manufacturing-driven company that aggregates, via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We produce those orders in highly automated, capital and technology intensive production facilities in a manner that we believe makes our production techniques significantly more competitive than those of traditional suppliers. We bring our products to market through a portfolio of focused brands serving the needs of small and medium businesses and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands we have acquired that serve the needs of various market segments including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
On November 14, 2014, pursuant to our shareholders’ approval, we amended our articles of association to change our name to Cimpress N.V. and began trading on The Nasdaq Stock Market under the "CMPR" ticker symbol shortly afterward.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our most significant estimates are associated with the ongoing evaluation of the recoverability of our long-lived assets and goodwill, estimated useful lives of assets, share-based compensation, accounting for business combinations, and income taxes and related valuation allowances, among others. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $543 and $823 as of June 30, 2015 and 2014, respectively, and are included in other assets in the accompanying consolidated balance sheets.
Marketable Securities
We determine the appropriate classification of marketable securities at the date of purchase and reevaluate the classification at each balance sheet date. Our marketable securities are classified as "available-for-sale" and carried at fair value, with the unrealized gains and losses, net of taxes if applicable, reported as a separate component of accumulated other comprehensive (loss) income. We review our investments for other-than-temporary impairment whenever the fair value of the investment is less than the amortized cost and evidence indicates that the investment's carrying amount is not recoverable within a reasonable period of time. Any decline in value that is determined to be other than temporary is recognized as expense in our consolidated statement of operations in the period the impairment is identified.
Accounts Receivable
Accounts receivable includes amounts due from customers and partners. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is no longer reasonably assured.
Inventories
Inventories consist primarily of raw materials and are recorded at the lower of cost or market value using the first-in, first-out method. Costs to produce free products are included in cost of revenues as incurred.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in fiscal 2015 or 2014 as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
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
Amortization of previously capitalized amounts in the years ended June 30, 2015, 2014 and 2013 was $8,666, $4,985 and $3,118, respectively, resulting in accumulated amortization of $21,608 and $13,538 at June 30, 2015 and 2014, respectively.
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
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.
For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. Long-lived assets are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. At June 30, 2015, we had a building with a carrying value of $1,913 that met the asset held for sale criteria and as such we have classified the asset in other current assets in the consolidated balance sheet. We did not have any assets held for sale as of June 30, 2014.
No material impairment charges were recorded for the years ended June 30, 2015, 2014 or 2013.
Business Combinations
We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
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
For our annual impairment test as of January 1, 2015, we evaluated each of our five reporting units with goodwill individually. We considered the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. Our qualitative assessment for fiscal 2015 determined that there was no indication that the carrying value of any of our reporting units exceeded its fair value. There have been no indications of impairment that would require an updated analysis as of June 30, 2015.
Debt Issuance Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, or on a straight-line basis through the maturity date for our revolving credit facility. During the years ended June 30, 2015 and 2014, we capitalized debt issuance costs related to our senior secured credit facility and senior unsecured notes of $6,229 and $1,319, respectively. Amortization and write-off of these costs is included in interest expense, net in the consolidated statements of operations and amounted to $1,272, $765 and $556, for the years ended June 30, 2015, 2014 and 2013, respectively. Unamortized debt issuance costs were $8,447 and $3,490 as of June 30, 2015 and 2014, respectively. When we make changes to our financing arrangements, we re-evaluate the capitalization of these costs which could result in the immediate recognition of any unamortized debt issuance costs in our statement of operations.

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
Derivative Financial Instruments

We record all derivatives on the consolidated balance sheet at fair value. We apply hedge accounting to arrangements that qualify and are designated for hedge accounting treatment, which includes cash flow and net investment hedges. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive (loss) income, while any ineffective portion is recognized directly in earnings, as a component of other income (expense). The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation, are considered net investment hedges which could include cross-currency swap contracts. In hedging the currency exposure of a net investment in a foreign operation, the effective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive (loss) income as part of currency translation adjustment, while any ineffective portion is recognized directly in earnings, as a component of other income (expense). The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

We also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may not elect to apply hedge accounting or the instrument may not qualify for hedge accounting. When hedge accounting is not applied, the changes in the fair value of the derivatives are recorded directly in earnings as a component of other income (expense), net.

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

Restructuring

Restructuring costs are recorded in connection with initiatives designed to improve efficiency or enhance competitiveness. Restructuring initiatives require us to make estimates in several areas, including expenses for severance and other employee separation costs and our ability to generate sublease income to enable us to terminate lease obligations at the estimated amounts. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with a facility exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are included as a component of each related operating expense within our consolidated statement of operations. We recognized $3,202 and $5,980 in restructuring related expenses for the years ended June 30, 2015 and 2014, respectively. There were no such charges during the year ended June 30, 2013.
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
Revenue Recognition
We generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, order referral fees and other third party offerings. We recognize revenue arising from sales of products and services when we have persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on our part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services we recognize revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. Revenue from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered.

For arrangements with multiple deliverables, we allocate revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control. The stand-alone selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. We allocate total arrangement fee to each of the deliverables based on their relative stand-alone selling prices.
Shipping, handling and processing costs billed to customers are included in revenue and the related costs are included in cost of revenue at the time of shipment or rendering of service. Sales and purchases in jurisdictions which are subject to indirect taxes, such as value added tax (“VAT”), are recorded net of tax collected and paid as we act as an agent for the government.
For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. As the vouchers do not expire, any unredeemed vouchers are recorded as deferred revenue. We recognize revenue on the portion of unredeemed vouchers when the likelihood of redemption becomes remote (referred to as "breakage") and we determine there is no legal obligation to remit the value of the unredeemed coupons to government agencies. We estimate the breakage rate based upon the pattern of historical redemptions. Prior to the fourth quarter of fiscal 2015, we did not have sufficient historical data to reasonably estimate breakage and, therefore, did not recognize any breakage revenue. During the fourth quarter of fiscal 2015, we concluded that we have now accumulated sufficient historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated pattern of historical redemptions in accordance with our accounting policy. Accordingly, we recognized $3,997 of breakage revenue during the quarter as a result of this change in estimate and our basic and diluted earnings per share for fiscal 2015 increased by $0.12. We will apply this approach prospectively for future unredeemed voucher activity.
A reserve for sales returns or replacements and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.
Advertising Expense
Advertising costs are expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2015, 2014 and 2013 was $286,132, $267,655 and $287,167, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.
Research and Development Expense
Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2015, 2014 and 2013 was $30,849, $26,423 and $24,690, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

Income Taxes
As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense and deferred tax expense based on assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The unrecognized tax benefits will reduce our effective tax rate if recognized. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes.
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
Other Income (expense), net
The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2015	2014	2013
Gains (losses) on derivative instruments (1)	$9,317	$(7,473)	$29
Currency related gains (losses), net (2)	10,245	(1,764)	(92)
Loss on disposal of Namex	—	(12,681)	—
Other gains (losses)	572	288	—
Total other income (expense), net	$20,134	$(21,630)	$(63)
_____________________
(1) Includes both realized and unrealized gains (losses) on derivative instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility primarily due to changes in our corporate entity operating structure, effective October 1, 2013, which required us to alter our intercompany transactional and financing activities. The net currency related gains for the year ended June 30, 2015 are partially driven by this intercompany activity.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2015	2014	2013
Weighted average shares outstanding, basic	32,644,870	32,873,234	33,209,172
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,171,628	1,366,675	1,262,832
Shares used in computing diluted net income per share attributable to Cimpress N.V.	33,816,498	34,239,909	34,472,004
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	289,356	953,100	1,740,542
Compensation Expense
Share-Based Compensation
Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the requisite service period. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options, and the fair value of RSUs and RSAs is determined based on the number of shares granted and the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition, net of estimated forfeitures. For awards that are ultimately settable in cash, we treat as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statements of operations. The estimation of share awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.
Concentrations of Credit Risk
We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We had one channel partner that represented 13% and 24% of our total accounts receivable as of June 30, 2015 and 2014, respectively. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2015, 2014 or 2013.
We maintain an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded our expectations.
Recently Issued or Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03,"Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," (ASU 2015-03), which requires an entity to present debt issuance costs related to recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for us on July 1, 2016 and early adoption is permitted. The standard requires the application on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of the standard. We do not expect it to have a material impact on our consolidated financial statements.

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
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has elected to defer the effective date to fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018, with early application permitted to one year earlier. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating the adoption method and effect that ASU 2014-09 will have on our consolidated financial statements but do not expect it to have a material impact.
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	June 30, 2015
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$3,939	$2,971	$6,910
Total investments in available-for-sale securities	$3,939	$2,971	$6,910

	June 30, 2014
	Amortized Cost Basis	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,611	$9,246	$13,857
Total investments in available-for-sale securities	$4,611	$9,246	$13,857

________________________
(1) On February 28, 2014, we purchased shares in our publicly traded Japanese joint venture partner. Refer to Note 15 for further discussion of the separate joint business arrangement.
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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$6,910	$6,910	$—	$—
Currency forward contracts	1,902	—	1,902	—
Total assets recorded at fair value	$8,812	$6,910	$1,902	$—

Liabilities
Interest rate swap contracts	$(1,150)	$—	$(1,150)	$—
Cross-currency swap contracts	(8,433)	—	(8,433)	—
Currency forward contracts	(407)	—	(407)	—
Contingent consideration	(7,833)	—	—	(7,833)
Total liabilities recorded at fair value	$(17,823)	$—	$(9,990)	$(7,833)

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$13,857	$13,857	$—	$—
Currency forward contracts	382	—	382	—
Total assets recorded at fair value	$14,239	$13,857	$382	$—

Liabilities
Interest rate swap contracts	$(745)	$—	$(745)	$—
Currency forward contracts	(806)	—	(806)	—
Contingent consideration	(16,072)	—	—	(16,072)
Total liabilities recorded at fair value	$(17,623)	$—	$(1,551)	$(16,072)
During the years ended June 30, 2015 and 2014, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
During the fiscal year ended June 30, 2015, we amended the terms of our contingent consideration arrangement related to our fiscal 2014 acquisition of Printdeal (formerly known as People & Print Group). The original terms provided for contingent consideration payable based upon the achievement of an initial calendar year 2014 earnings before interest, taxes, depreciation and amortization (EBITDA) margin threshold but ultimately payable based on revenue and EBITDA performance for calendar year 2015. We amended the terms to pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,270 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,833 based on the exchange rate as of June 30, 2015) is payable during the fourth quarter of fiscal 2016.
Our fiscal 2014 acquisition of Pixartprinting provided for contingent consideration payable based on the achievement of revenue and EBITDA performance metrics for calendar year 2014. Based on Pixartprinting's 2014 results, we paid the maximum amount achievable of €9,600 ($10,890 based on the exchange rate as of the date of payment) during the fourth quarter of fiscal 2015.
The contingent consideration obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within general and administrative expenses in the consolidated statements of operations during the period in which the change occurs. As the Printdeal contingent liability is no longer variable, we do not expect any additional adjustments to fair value prior to payment.
The following table represents the changes in fair value of Level 3 contingent consideration:

Total contingent consideration
Balance at June 30, 2013	$—
Fair value at acquisition date	14,006
Fair value adjustment	2,192
Foreign currency impact	(126)
Balance at June 30, 2014 (1)	$16,072
Fair value adjustment	14,890
Cash payments	(19,160)
Foreign currency impact	(3,969)
Balance at June 30, 2015 (1)	$7,833
_____________________
(1) Of the total contingent consideration outstanding as of June 30, 2015 and 2014, $7,833 and $6,276 was classified as a current liability, respectively. As of June 30, 2014, $9,796 was classified as a long-term liability.

As of June 30, 2015 and 2014, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2015 and 2014 the carrying value of our debt was $522,543 and $448,059, respectively, and the fair value was $539,752 and $460,098, respectively. Our debt at June 30, 2015 includes a variable rate debt instrument indexed to LIBOR that resets periodically and a fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.

4. Derivative Financial Instruments
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to our debt. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the derivative agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net.
During the year ended June 30, 2015, two interest rate derivative instruments were de-designated as they became ineffective and one was subsequently re-designated during the period. As of June 30, 2015, the amount of unrecognized loss included in accumulated other comprehensive (loss) income for de-designated cash flow hedge instruments is $123. During the year ended June 30, 2014 we did not hold any interest rate derivative instruments that were determined to be ineffective.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of June 30, 2015, we estimate that $816 will be reclassified from accumulated other comprehensive (loss) income to interest income during the twelve months ending June 30, 2016. As of June 30, 2015, we had eight outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments include seven interest rate swap contracts that were designated and one interest rate swap contract that was de-designated as a cash flow hedge of interest rate risk and have varying start dates and maturity dates from July 2015 through June 2019. Since the start date of certain contracts has not yet commenced and contracts have been de-designated, the notional amount of our outstanding contracts is in excess of the variable-rate debt being hedged as of the balance sheet date.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2015	$240,000
Contracts with a future start date	65,000
Total	$305,000
Hedges of Currency Risk
Cross-Currency Swap Contracts
From time to time, we execute cross-currency swap contracts in order to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than U.S. dollar. Cross-currency swaps designated as net investment hedges involve an initial receipt of the notional amount in the hedge currency in exchange for our reporting currency based on a contracted exchange rate. Subsequently we receive fixed rate payments in our reporting currency in exchange for fixed rate payments in the hedged currency over the life of the derivative contract. At maturity, the final exchange involves the receipt of our reporting currency in exchange for the notional amount in the hedged currency.
During the year ended June 30, 2015, we entered into two cross-currency swap contracts that were designated for hedge accounting and were used to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated Euro functional subsidiary. As of June 30, 2015, we had two outstanding cross-currency swap contracts with a total notional amount of $122,969, both maturing during April 2019. During the year ended June 30, 2015, we recorded unrealized losses, net of tax in accumulated other comprehensive (loss) income as a component of cumulative translation adjustment in the amount $7,779.
Currency Forward Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. We do not elect hedge accounting for our current currency forward contract activity; however, we may elect to apply hedge accounting in future scenarios. The change in the fair value of currency forward contracts is recognized directly in earnings, as a component of other income (expense), net. During the years ended June 30, 2015 and 2014, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
    As of June 30, 2015, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$285,770	September 2014 through June 2015	Various dates through December 2016	436	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2015 and 2014:

	June 30, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,087)	$—	$(1,087)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(8,433)	—	(8,433)
Total derivatives designated as hedging instruments		$—	$—	$—		$(9,520)	$—	$(9,520)

Derivatives not designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$—	$—	Other liabilities	$(63)	$—	$(63)
Currency forward contracts	Other current assets / other assets	3,256	(1,354)	1,902	Other current liabilities / other liabilities	(1,792)	1,385	(407)
Total derivatives not designated as hedging instruments		$3,256	$(1,354)	$1,902		$(1,855)	$1,385	$(470)

	June 30, 2014
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(771)	$26	$(745)
Total derivatives designated as hedging instruments		$—	$—	$—		$(771)	$26	$(745)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$410	$(28)	$382	Other current liabilities	$(1,058)	$252	$(806)
Total derivatives not designated as hedging instruments		$410	$(28)	$382		$(1,058)	$252	$(806)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the years ended June 30, 2015, 2014 and 2013:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Year Ended June 30,
In thousands	2015	2014	2013
Currency contracts that hedge revenue	—	(107)	280
Currency contracts that hedge cost of revenue	—	59	(263)
Currency contracts that hedge technology and development expense	—	70	80
Currency contracts that hedge general and administrative expense	—	12	(1)
Interest rate swaps	(1,417)	(1,319)	387
Cross-currency swaps	(7,779)	—	—
	$(9,196)	$(1,285)	$483
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the years ended June 30, 2015, 2014 and 2013:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain/(Loss)			Affected line item in the Statement of Operations
	Year Ended June 30,
In thousands	2015	2014	2013
Currency contracts that hedge revenue	$—	$(120)	$293	Revenue
Currency contracts that hedge cost of revenue	—	(112)	(92)	Cost of revenue
Currency contracts that hedge technology and development expense	—	122	27	Technology and development expense
Currency contracts that hedge general and administrative expense	—	11	1	General and administrative expense
Interest rate swaps	(1,087)	(372)	189	Interest expense, net
Total before income tax	(1,087)	(471)	418	Income (loss) before income taxes and loss in equity interests
Income tax	272	75	(21)	Income tax provision
Total	$(815)	$(396)	$397

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Year Ended June 30,
In thousands	2015	2014	2013
Currency contracts	$9,370	$(7,473)	$29	Other income (expense), net
Interest rate swaps	(53)	—	—	Other income (expense), net
	$9,317	$(7,473)	$29
5. Accumulated Other Comprehensive (Loss) Income
The following table presents a roll forward of amounts recognized in accumulated other comprehensive (loss) income by component, net of tax of $195 and $218, for the years ended June 30, 2015 and June 30, 2014, respectively:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Translation adjustments, net of hedges (1)	Total
Balance as of June 30, 2013	$86	$—	$—	$(11,642)	$(11,556)
Other comprehensive (loss) income before reclassifications	(1,285)	9,246	(2,724)	8,036	13,273
Amounts reclassified from accumulated other comprehensive (loss) income to net income	396	—	—	—	396
Net current period other comprehensive (loss) income	(889)	9,246	(2,724)	8,036	13,669
Balance as of June 30, 2014	(803)	9,246	(2,724)	(3,606)	2,113
Other comprehensive (loss) income before reclassifications	(1,417)	(6,275)	(388)	(93,757)	(101,837)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	815	—	—	—	815
Net current period other comprehensive (loss) income	(602)	(6,275)	(388)	(93,757)	(101,022)
Balance as of June 30, 2015	$(1,405)	$2,971	$(3,112)	$(97,363)	$(98,909)
________________________
(1) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses, net of tax of $7,779 have been included in other comprehensive (loss) income for the year ended June 30, 2015. There was no effect for the year ended June 30, 2014.
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
For accounting purposes, we are deemed to be the owner of the Waltham building during the construction period and, accordingly, as of June 30, 2015 and 2014 we have recorded $104,315 and $18,117 of construction project costs incurred by the landlord as an asset with a corresponding financing obligation, respectively. The asset is included as construction in progress in property, plant and equipment, net in the consolidated balance sheet. We do not believe that the Waltham lease will meet the criteria for "sale-leaseback" treatment. We will finalize our assessment once the construction is completed in the first quarter of fiscal 2016 and accordingly depreciate the asset and incur interest expense related to the financing obligation recorded on our consolidated balance sheet.
Although we will not begin making cash lease payments until the lease commencement date, a portion of the Waltham lease obligation attributable to the land is treated for accounting purposes as an operating lease that commenced during the second quarter of fiscal 2014. We bifurcated our future lease payments pursuant to the lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building is being constructed, which will be recorded as rental expense during the construction period. We recognized non-cash rent expense of $1,197 and $875 in our consolidated statements of operations for the land operating lease during the years ended June 30, 2015 and 2014, respectively.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2015	2014
Land improvements	10 years	$2,146	$2,382
Building and building improvements	10 - 30 years	162,468	144,658
Machinery and production equipment	4 - 10 years	251,366	229,927
Machinery and production equipment under capital lease	4 - 10 years	27,693	13,513
Computer software and equipment	3 - 5 years	125,520	112,815
Furniture, fixtures and office equipment	5 - 7 years	22,957	21,780
Leasehold improvements	Shorter of lease term or expected life of the asset	36,747	28,327
Construction in progress		138,582	59,627
		767,479	613,029
Less accumulated depreciation, inclusive of assets under capital lease		(331,209)	(293,145)
		436,270	319,884
Land		31,241	32,337
Property, plant, and equipment, net		$467,511	$352,221
Depreciation expense, inclusive of assets under capital leases, totaled $62,970, $54,060 and $50,602 for the years ended June 30, 2015, 2014 and 2013, respectively.
8. Business Combinations
Fiscal 2015 Acquisitions

Acquisition of Exagroup SAS

On April 15, 2015, we completed our acquisition of 70% of the shares of Exagroup SAS, a French simplified joint stock company, for a purchase price of €91,305 ($97,012 based on the exchange rate as of the date of acquisition), plus an estimated post-closing adjustment of €4,549 ($4,832 based on the exchange rate as of the date of acquisition) based on Exagroup's working capital and debt to be paid during the first quarter of fiscal 2016. All shareholders of Exagroup sold the entirety of their Exagroup holdings to us at the closing, with the exception of Nicolas Dematté and Marise Dematté (the “Remaining Shareholders”), who each retained a 15% ownership interest in Exagroup. We utilized proceeds from our credit facility to finance the acquisition. The acquisition supports our strategy of building a software-enabled operational platform that aggregates and optimizes the supply chain and production of mass customized products such as signage, printing, apparel and promotional products. Exagroup brings a large variety of high quality products and a sophisticated network of outsourcing partners that we expect, over time, to significantly expand the breadth and depth of the selection available on our mass customization platform.

Our consolidated financial statements include Exagroup from April 15, 2015, the date of acquisition. Exagroup's revenue included in our consolidated revenues for the year ended June 30, 2015 was $18,155. Exagroup's net income included in our consolidated net income attributable to Cimpress N.V. for the year ended June 30, 2015 was $563, inclusive of amortization of identifiable intangible assets.

Noncontrolling Interest

At the closing, we entered into reciprocal put and call options with the Remaining Shareholders with respect to the 30% of Exagroup shares held by the Remaining Shareholders, pursuant to which each of the Remaining Shareholders has the right to put his or her Exagroup shares to us for a period of 30 days beginning on April 15, 2019. If one or both of the Remaining Shareholders does not exercise his or her put option, then we have the right to exercise our call option on such Remaining Shareholder's Exagroup shares for a period of 30 days beginning on January 10, 2020. If the put or call options are exercised, the aggregate purchase and sale price for such shares will be €39,000. We may pay an additional €8,000 contingent payment that is dependent on Exagroup’s achievement of certain revenue targets for calendar year 2017, as well as the continued employment of the Remaining Shareholders. As this potential additional payment is contingent upon the Remaining Shareholders' post-acquisition employment it will be recognized as compensation expense over the vesting period (through December 31, 2017). We estimate the value of the potential payment as of June 30, 2015 to be $1,243, which will be accrued over the vesting period. We have recognized an immaterial amount in general and administrative expense for the year ended June 30, 2015.

The table below details the consideration transferred to acquire Exagroup:

Cash paid	$97,012
Working capital and debt adjustment	4,832
Total consideration	$101,844

The excess of the purchase price paid over the fair value of Exagroup's net assets was recorded as goodwill, which is primarily attributable to cost synergies expected from manufacturing and tax efficiency opportunities, as well as the value of the workforce of Exagroup. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The fair value of the assets acquired and liabilities assumed was:

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$18,991	n/a
Other current assets (1)	14,318	n/a
Non-current assets	18,711	n/a
Accounts payable and other current liabilities	(21,008)	n/a
Deferred tax liability	(21,655)	n/a
Other long term liabilities	(9,966)	n/a
Identifiable intangible assets:
Customer relationships	35,434	7-9
Trade name	11,900	10-14
Developed technology	9,669	3
Noncontrolling interest	(43,354)
Goodwill	88,804	n/a
Total purchase price	$101,844
(1) Includes real estate assets classified as held for sale of $1,971.

Other fiscal 2015 acquisitions

FotoKnudsen AS
On July 1, 2014, we acquired 100% of the outstanding shares of FotoKnudsen AS, a Norwegian photo product company focused primarily on the Norwegian markets. This acquisition expands our presence in the European home and family market. At closing, we paid €14,045 ($19,224 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We have recognized the assets and liabilities on the basis of their fair values at the date of our acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $19,224, $11,754 was allocated to goodwill, $9,218 to acquired intangible assets and $1,748 to net liabilities. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The revenue and earnings included in our consolidated financial statements since the acquisition date are not material for the year ended June 30, 2015.

FL Print SAS

On April 9, 2015, we acquired 100% of the outstanding shares of FL Print SAS (which we refer to as Easyflyer), a French web-to-print business focused primarily on large format products. At closing, we paid €4,800 ($5,174 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We have recognized the assets and liabilities on the basis of their fair values at the date of our acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $5,174, $3,592 was allocated to goodwill, $2,003 to acquired intangible assets and $421 to net liabilities. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The revenue and earnings included in our consolidated financial statements since the acquisition date are not material for the year ended June 30, 2015.
In addition, we agreed to two additional payments based on Easyflyer's calendar year 2015 and 2018 revenue and EBITDA targets. As these additional payments are contingent upon the sellers' post-acquisition employment, they are not included as part of the consideration but will be recognized as compensation expense over the required employment period.
druck.at Druck-und Handelsgesellschäft mbH

On April 17, 2015, we acquired 100% of the outstanding shares of druck.at Druck-und Handelsgesellschäft mbH (which we refer to as druck.at), a web-to-print business focused primarily on the Austrian market. This acquisition supports our strategy to leverage a common platform across multiple brands like druck.at, which offers a wide variety of high quality printed products. We paid €20,000 ($21,537 based on the exchange rate as of the date of acquisition) in cash at closing, and we will pay a fixed deferred payment of €3,300 ($3,554 based on the exchange rate as of the date of acquisition) in cash or ordinary shares of Cimpress N.V., at our option. The deferred payment is payable in July 2017 if the seller continues to be employed by druck.at through the payable date or in April 2019 if the sellers are no longer employed by druck.at. As the timing of the deferred payment is contingent upon the sellers post-acquisition employment, an immaterial portion of the deferred payment is not included as part of the acquisition consideration but will be recognized as compensation expense over the required employment period. The fair value of the deferred payment of $2,980 was included as a component of the purchase price utilizing a present value model and excluding the compensation component of $233.

We have recognized the assets and liabilities on the basis of their fair values at the date of the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $24,517, $10,877 was allocated to goodwill, $12,491 to acquired intangible assets and $1,149 to net assets. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The revenue and earnings included in our consolidated financial statements since the acquisition date are not material for the year ended June 30, 2015.
We utilized proceeds from various debt sources to finance our fiscal 2015 acquisitions. In connection with these acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $2,576 and $394 which were recorded during the year ended June 30, 2015 and 2014, respectively, in general and administrative expenses. Pro forma results of the operations have not been presented because the effects of the fiscal 2015 acquisitions are not material to the consolidated financial statements.

Fiscal 2014 Acquisitions
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

•
We acquired all of the Pixartprinting corporate capital held by Alessandro Tenderini, Pixartprinting’s Chief Executive Officer, at closing representing 3% of Pixartprinting’s outstanding corporate capital. Mr. Tenderini had the right to purchase 1% of the corporate capital of Pixartprinting from Cimpress (the “CEO Retained Equity”) for an aggregate purchase price of €10 during the 10 business days after April 3, 2015, so long as Mr. Tenderini remained a Cimpress Italy employee on that date, and Mr. Tenderini exercised this purchase right in April 2015.

Cimpress agreed to pay an aggregate base purchase price of €127,850 ($175,896 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and a sliding-scale earn-out of up to €9,600 ($13,208 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2014 based upon the acquired business achieving certain revenue and EBITDA targets for calendar year 2014. The estimated fair value of the earn-out payment of $4,953 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. Based on Pixartprinting's 2014 results, we paid the maximum amount achievable of €9,600 ($10,890 based on the exchange rate as of the date of payment) during the fourth quarter of fiscal 2015.
Our consolidated financial statements include the accounts of Pixartprinting from April 3, 2014, the date of acquisition. Pixartprinting’s revenue included in our consolidated revenues for the year ended June 30, 2014 was $27,208. Pixartprinting's net income included in our consolidated net income attributable to Cimpress N.V. for the year ended June 30, 2014 was $2,687, inclusive of amortization of identifiable intangible assets.
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
CEO Retained Equity
We entered into a Put and Call Option Agreement with Mr. Tenderini with respect to the CEO Retained Equity. Because this purchase right is contingent upon Mr. Tenderini's post-acquisition employment, it is not included as part of the consideration but will be recognized as share-based compensation over the vesting period. The award is considered a liability award and will be marked to fair value each reporting period. In order to estimate the fair value of the award we utilize a lattice model with a Monte Carlo simulation. Pursuant to the Put and Call

Option Agreement, Mr. Tenderini has the right to sell to us all (but not less than all) of the CEO Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2015, 2016 and 2017 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the put option is exercised. We have the right to buy from Mr. Tenderini all (but not less than all) of the CEO Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2017 and 2018 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the call option is exercised. The parties’ put and call rights are also triggered by certain other events and are exercisable during 30-day periods following the determination of the option purchase price for the relevant fiscal year. The total fair value of the award as of June 30, 2015 is $2,616 and we have recognized $2,177 and $439 in general and administrative expense for the year ended June 30, 2015 and 2014, respectively.
The table below details the consideration transferred to acquire Pixartprinting:

Cash paid	$175,896
Shareholder loans assumed	20,227
Fair value of contingent consideration	4,953
Total consideration	$201,076
The excess of the purchase price paid over the fair value of Pixartprinting’s net assets was recorded as goodwill, which is primarily attributable to expected synergies and the value of the workforce of Pixartprinting. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The fair value of the assets acquired and liabilities assumed was:

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
Acquisition of Printdeal B.V. (formerly known as People & Print Group B.V.)
On April 1, 2014, we acquired 100% of the outstanding shares of Printdeal B.V. (formerly known as People & Print Group B.V.), an online Dutch printing company focused primarily on the Dutch and Belgian markets. At the closing, we paid €20,545 ($28,300 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and an additional €4,000 ($5,509 based on the exchange rate as of the date of acquisition), is payable in Cimpress shares in January 2016 subject to warranties and claims made by the seller. In addition to the initial purchase consideration, we agreed to a sliding scale earn-out that is based on calendar year 2015 revenue and EBITDA targets. The estimated acquisition date fair value of the earn-out payment of $9,053 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. During the third quarter of fiscal 2015, we amended the terms to pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,270 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,833 based on the exchange rate as of June 30, 2015) is payable during the fourth quarter of fiscal 2016.

We recognized the assets and liabilities on the basis of their fair values at the date of our the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $42,862, $20,605 was allocated to goodwill, $23,968 to acquired intangible assets and $1,711 to net liabilities. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The revenue and earnings included in our fiscal 2014 consolidated financial statements since the acquisition date are not material.
We utilized proceeds from our credit facility to finance our fiscal 2014 acquisitions. In connection with these acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $4,530 in the year ended June 30, 2014, which were recorded in general and administrative expenses.
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
9. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by segment as of June 30, 2014 and June 30, 2015 is as follows:

	Vistaprint Business Unit	All Other Business Units	Total
Balance as of June 30, 2013 (1)	$135,122	$5,771	$140,893
Acquisitions (2)	—	174,887	174,887
Effect of currency translation adjustments (3)	2,885	(1,478)	1,407
Balance as of June 30, 2014 (1)	138,007	179,180	317,187
Acquisitions (2)	—	122,319	122,319
Adjustments	—	(113)	(113)
Effect of currency translation adjustments (3)	(9,353)	(29,411)	(38,764)
Balance as of June 30, 2015	$128,654	$271,975	$400,629
_________________
(1) Our segment reporting has been revised as of July 1, 2014 and, as such, we have re-allocated our goodwill by segment for the periods ended June 30, 2014 and 2013. See Note 17 for additional details.
(2) See Notes 8 and 16 for additional details.
(3) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.

Acquired Intangible Assets

	June 30, 2015			June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	$45,743	$(7,581)	$38,162	$32,092	$(4,495)	$27,597
Developed Technology	33,270	(15,466)	17,804	27,205	(13,404)	13,801
Customer Relationships	114,616	(21,966)	92,650	77,774	(12,164)	65,610
Customer Network	4,829	(2,382)	2,447	4,876	(1,670)	3,206
Total Intangible Assets	$198,458	$(47,395)	$151,063	$141,947	$(31,733)	$110,214
Acquired intangible assets amortization expense for the years ended June 30, 2015, 2014 and 2013 was $24,264, $12,723 and $10,778, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2016	$33,351
2017	25,329
2018	21,680
2019	16,469
2020	13,471
$110,300
10. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2015	June 30, 2014
Compensation costs (1)	$62,759	$46,375
Income and indirect taxes	25,495	23,190
Advertising costs	20,275	19,299
Acquisition-related consideration payable (2)	17,400	6,276
Interest	5,731	375
Shipping costs	2,471	4,104
Purchases of property, plant and equipment	3,030	3,687
Professional costs	2,396	2,224
Other (3)	33,269	15,647
Total accrued expenses	$172,826	$121,177
_____________________
(1) The increase in compensation costs is primarily due to an increase in accrued bonus and long-term incentive payments of $10,097, as well as an increase of $4,282 due to the operations we acquired in fiscal 2015.
(2) The increase is due to the reclassification of the contingent consideration liability of $7,833 and deferred consideration payable in shares of $4,477 to short-term as of June 30, 2015, as well as the working capital and net debt adjustment relating to our Exagroup acquisition of $5,090, partially offset by a contingent consideration payment during the period.
(3) The increase is primarily due to the vesting of certain liability based equity awards, as well as an increase in miscellaneous accruals from the operations we acquired in fiscal 2015.
Other current liabilities included the following:

	June 30, 2015	June 30, 2014
Short-term portion of lease financing obligation	$10,475	$—
Short-term capital lease obligations	7,497	—
Other	3,498	888
Total other current liabilities	$21,470	$888

Other liabilities included the following:

	June 30, 2015	June 30, 2014
Long-term capital lease obligations	$18,304	$8,875
Long-term derivative liabilities	9,816	665
Other	23,953	34,880
Total other liabilities	$52,073	$44,420
11. Debt

	June 30, 2015	June 30, 2014
7.0% Senior unsecured notes due 2022	$275,000	$—
Senior secured credit facility (1)	231,507	426,859
Other (2)	11,536	—
Uncommitted credit facility	4,500	21,200
Total debt outstanding	522,543	448,059
Less short-term debt (1)	22,602	37,575
Long-term debt	$499,941	$410,484
_____________________
(1) Balances as of June 30, 2015 are inclusive of short-term and long-term debt discounts of $116 and $377, respectively.
(2) Balance as of June 30, 2015 represents various term loans assumed in conjunction with certain fiscal 2015 acquisitions.

Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2015, we were in compliance with all financial and other covenants related to our debt.

Indenture and Senior Unsecured Notes due 2022
On March 24, 2015, we completed a private placement of $275,000 in aggregate principal amount of 7.0% senior unsecured notes due 2022 (the “Notes”). We issued the Notes pursuant to a senior notes indenture dated as of March 24, 2015 among Cimpress N.V., our subsidiary guarantors, and MUFG Union Bank, N.A., as trustee (the "Indenture"). We used the proceeds from the Notes to pay outstanding indebtedness under our unsecured line of credit and our senior secured credit facility and for general corporate purposes.
The Notes bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015, to the holders of record of the Notes at the close of business on March 15 and September 15, respectively, preceding such interest payment date.

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
Senior Secured Credit Facility
As of June 30, 2015, we have a senior secured credit facility of $844,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $154,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of June 30, 2015, the weighted-average interest rate on outstanding borrowings was 2.43%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of June 30, 2015.
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of intercompany activities or certain fundamental organizational changes, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2019. The credit agreement also contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

•	our total leverage ratio, which is the ratio of our consolidated total indebtedness to our TTM consolidated EBITDA, will not exceed 4.50 to 1.00.

•	our senior secured leverage ratio, which is the ratio of our consolidated senior secured indebtedness to our TTM consolidated EBITDA, will not exceed 3.25 to 1.00.

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.00 to 1.00.
Additional line of credit
We have an uncommitted line of credit with Santander Bank, N.A, and under the terms of the agreement we may borrow up to $25,000 at any time, with a maturity date of up to 90 days from the loan origination date. Under the terms of our uncommitted line of credit, borrowings bear interest at a variable rate of interest that may change from time to time. As of June 30, 2015 the weighted-average interest rate on outstanding borrowings of $4,500 was 1.35%.
12. Shareholders’ Equity
Share purchases
On December 11, 2014, we announced that our Supervisory Board authorized the purchase of up to 6,400,000 of our ordinary shares. We have not repurchased any shares under this program through June 30, 2015.
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
We also have one additional plan with options outstanding from which we will not grant any additional awards. An aggregate of 2,387,435 ordinary shares are available for future awards under all of our share-based award plans as of June 30, 2015. A combination of new shares and treasury shares has historically been used in fulfillment of option exercises and issuance of shares upon RSU award vesting.
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
Weighted-average values used for option grants in fiscal 2015, 2014 and 2013 were as follows:

	Year Ended June 30,
	2015	2014	2013
Risk-free interest rate	1.67%	1.56%	0.81%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.00	5.75	6.00
Expected volatility	50%	56%	58%
Weighted average fair value of options granted	$35.84	$28.14	$17.23

A summary of our share option activity and related information for the year ended June 30, 2015 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	3,959,353	$38.43	5.1
Granted	18,135	73.28
Exercised	(1,057,015)	20.58
Forfeited/cancelled	(7,081)	51.84
Outstanding at the end of the period	2,913,392	$45.09	4.3	$113,840
Vested or expected to vest at the end of the period	2,811,830	$44.90	4.3	$110,396
Exercisable at the end of the period	1,686,223	$41.34	3.8	$72,207
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2015. The total intrinsic value of options exercised during the fiscal years ended June 30, 2015, 2014 and 2013 was $61,531, $14,860, and $6,648, respectively.
Restricted share units

The fair value of RSU grants is equal to the fair market value of our ordinary shares on the date of grant and is recognized as expense on a straight-line basis over the requisite service period, net of estimated forfeitures based on historical experience. RSUs generally vest quarterly for two to three years for non-employee directors and 25% after one year and quarterly for 12 quarters thereafter for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. As of June 30, 2015, we had 210,000 RSUs outstanding that vest based on the achievement of various performance targets through fiscal 2022. The performance criteria for 180,000 of these RSUs are currently deemed not probable of achievement. Future changes in our probability conclusions could result in volatility of our share-based compensation expense as the awards have a maximum compensation of $7,169.
A summary of our unvested RSU activity and related information for the fiscal year ended June 30, 2015 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	837,131	$42.10
Granted	310,255	63.28
Vested and distributed	(297,054)	42.72
Forfeited	(83,052)	44.20
Unvested at the end of the period	767,280	$50.19	$64,574
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2015, 2014 and 2013 was $63.28, $48.06 and $39.72, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2014, 2013 and 2012 was $19,846, $20,629 and $12,397, respectively.
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

Share-based compensation
Total share-based compensation costs were $24,075, $27,786 and $32,928 for the years ended June 30, 2015, 2014 and 2013, respectively. See footnotes 8 and 17 for information related to liability based awards issued in conjunction with our acquisition of Pixartprinting and our capital investment in our variable interest entity Printi LLC. Share-based compensation costs capitalized as part of software and website development costs were $477, $254 and $130 for the years ended June 30, 2015, 2014 and 2013, respectively.
As of June 30, 2015, there was $40,272 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.7 years.
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
We expensed $8,619, $8,178 and $7,158 for our government mandated and defined contribution plans in the years ended June 30, 2015, 2014 and 2013, respectively. Our expenses from these plans have increased during the year ended June 30, 2015 due to increased headcount, as well as the full year impact of our business acquisitions during the prior period.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the Plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2015 and 2014, the plan had an unfunded net pension obligation of approximately $4,252 and $3,338, respectively and plan assets which totaled approximately $9,596 and $11,602, respectively. For the years ended June 30, 2015, 2014 and 2013 we recognized expense totaling $2,043, $1,921, and $1,417, respectively, related to our Swiss plan. During fiscal 2015, a component of the total expense relates to a settlement loss of $456 as a result of headcount reductions in our Switzerland office.

14. Income Taxes
The following is a summary of our income before income taxes and loss in equity interests by geography:

	Year Ended June 30,
	2015	2014	2013
U.S.	$21,567	$14,382	$8,730
Non-U.S.	78,186	42,228	32,002
Total	$99,753	$56,610	$40,732

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2015	2014	2013
Current:
U.S. Federal	$12,680	$10,438	$6,816
U.S. State	2,313	3,880	1,762
Non-U.S.	12,496	8,273	3,477
Total current	27,489	22,591	12,055
Deferred:
U.S. Federal	(4,505)	(3,754)	(274)
U.S. State	(1,070)	(897)	(163)
Non-U.S.	(11,473)	(7,350)	(2,231)
Total deferred	(17,048)	(12,001)	(2,668)
Total	$10,441	$10,590	$9,387

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	0.8	3.4	2.6
Tax rate differential on non-U.S. earnings	(24.0)	(19.3)	(23.8)
Compensation related items	1.1	4.3	6.5
Increase in valuation allowance	8.0	4.8	5.0
Nondeductible (taxable) acquisition-related payments	3.7	0.3	(0.3)
Notional interest deduction (Italy)	(2.5)	(0.1)	—
Net tax (benefit) expense on intellectual property transfer	(12.2)	(16.4)	3.2
Tax benefit from Canadian tax currency election	—	—	(4.7)
Nondeductible loss on investment in Namex	—	3.8	—
Other	0.6	2.9	(0.5)
Effective income tax rate	10.5%	18.7%	23.0%

For the year ended June 30, 2015, our effective tax rate is 10.5% as compared to the prior year effective tax rate of 18.7%. The main causes for this decrease are higher tax benefits in fiscal 2015 related to the transfer of intellectual property described in further detail below, combined with an increase in our consolidated pre-tax income and a more favorable geographical mix of earnings as compared to fiscal 2014. These benefits to the fiscal 2015 tax rate were partially offset by greater losses incurred in fiscal 2015 as compared to fiscal 2014 in certain jurisdictions where we are unable to recognize a tax benefit. For the year ended June 30, 2014, we recognized a loss on our investment in Namex for which there was no tax benefit and this adversely impacted the effective tax rate for fiscal 2014.
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

In the year ended June 30, 2012, one of our subsidiaries purchased certain intellectual property and intangible assets of Webs, Inc., and we recognize the tax expense associated with the intra-entity transfer of these assets over a period equal to the expected economic lives of the assets. We elected to fund the transfer of these assets using an installment obligation payable over a 7.5-year period, and accordingly we recorded a deferred tax liability for the entire tax liability owed but not yet paid as of the date of the transaction with a corresponding asset in "Other Assets" to reflect the deferred tax charge to be recognized over the expected remaining lives of the assets.
Significant components of our deferred income tax assets and liabilities consist of the following at June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$31,547	$15,066
Depreciation and amortization	836	373
Accrued expenses	4,691	5,112
Share-based compensation	15,580	14,712
Credit and other carryforwards	114	146
Derivative financial instruments	2,396	142
Other	1,598	1,227
Subtotal	56,762	36,778
Valuation allowance	(16,612)	(6,890)
Total deferred tax assets	40,150	29,888
Deferred tax liabilities:
Depreciation and amortization	(55,026)	(35,639)
IP installment obligation	(13,325)	(16,557)
Capital Leases	(1,345)	(1,162)
Other	(772)	(75)
Total deferred tax liabilities	(70,468)	(53,433)
Net deferred tax liabilities	$(30,318)	$(23,545)
The current portion of the net deferred taxes at June 30, 2015 and 2014 consisted of an asset of $1,559 and $717, respectively, included in prepaid expenses and other current assets and a liability of $1,043 and $2,178, respectively, which is included in current liabilities in the accompanying consolidated balance sheet.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to losses incurred in certain jurisdictions (mainly Brazil, India, Japan and the Netherlands) for which management has determined, based on current profitability projections, that it is more likely than not that these losses will not be utilized within the applicable carryforward periods available under local law. We have not recorded a valuation allowance against $10,578 of deferred tax asset associated with current and prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessment is reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of this deferred tax asset, and such change would result in an additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

Additionally, we have recorded a full valuation allowance against the $2,396 deferred tax asset related to an interest rate derivative instrument for which management has determined, based on current profitability projections, that it is more likely than not that it will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance has been recorded in accumulated other comprehensive (loss) income on the balance sheet.

No valuation allowance has been recorded against the $15,580 deferred tax asset associated with share-based compensation charges at June 30, 2015. However, in the future, if the underlying awards expire, are released or are exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

Based on the weight of available evidence at June 30, 2015, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2015 is as follows:

Balance at June 30, 2014	$6,890
Charges to earnings (1)	7,940
Charges to other accounts (2)	1,782
Balance at June 30, 2015	$16,612
_________________
(1) Amount is primarily related to non-U.S. net operating losses.
(2) Amount is primarily related to unrealized losses on cross-currency swap contracts included in other comprehensive income (loss) and non-U.S. net operating losses recorded in purchase accounting, partially offset by a decrease in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes.
The deferred tax liabilities increased by $28,010 in fiscal 2015 as a result of intangible and other assets from our fiscal 2015 acquisitions.
As of June 30, 2015, we had gross U.S. federal and state net operating losses of approximately $1,850 that expire on various dates from fiscal 2030 through fiscal 2034. We had gross non-U.S. net operating loss and other carryforwards of $180,263, a significant amount of which expire in fiscal 2021, with the remaining amounts expiring on various dates from fiscal 2019 through fiscal 2031. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose. During fiscal 2015, we recognized excess tax deductions related to share-based compensation resulting in a net operating loss that can be carried back to reclaim prior year taxes paid. Accordingly, we have recorded a receivable of $7,617 in prepaid expenses and other current assets and recognized the benefit through shareholders’ equity. In addition, we have $28,777 of state net operating losses and $1,031 of federal and state R&D credit carryforwards as a result of excess tax deductions related to share-based compensation. We will realize the benefit of these excess tax deductions through increases to shareholders’ equity in the periods in which these carryforward losses are utilized to reduce cash tax payments.
As of June 30, 2015, no tax provision has been made for $59,010 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $7,000 to $8,000 at that time. A deferred tax liability of $361 has been recorded attributable to undistributed earnings of recently-acquired subsidiaries that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2013	$5,682
Additions based on tax positions related to the current tax year	152
Additions based on tax positions related to prior tax years	1,244
Reductions due to audit settlements	(334)
Balance at June 30, 2014	$6,744
Additions based on tax positions related to the current tax year	208
Additions based on tax positions related to prior tax years	73
Reductions based on tax positions related to prior tax years	(1,240)
Reductions due to audit settlements	(75)
Balance at June 30, 2015	$5,710
For the years ended June 30, 2015 and 2014, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $2,383 and $3,061, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2015 and 2014 were $110 and $298, respectively.
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
We are currently under income tax audit in various jurisdictions globally. One of our subsidiaries, Vistaprint Limited, had recently been under income tax audit and subsequent administrative appeal by the IRS for the 2007 to 2009 tax years. In November 2014, we received Form 870-AD from the IRS Office of Appeals that presented a finding of no additional tax owed by Vistaprint Limited. Accordingly, this audit is now closed with no tax adjustments. Additionally, Cimpress USA Incorporated (formerly known as Vistaprint USA, Incorporated) was under audit by the IRS for the 2012 and 2013 tax years. This audit was concluded in March 2015 with no material tax adjustments to the financial statements.
Cimpress USA Incorporated is also currently under income tax audit by the Massachusetts Department of Revenue ("DOR"). Cimpress USA Incorporated received Notices of Assessment from the DOR for the tax years 2006-2008 and 2010-2011. The Notices contain adjustments to taxable income for these years. The issue in dispute is whether the DOR has the right to impute royalty income to Cimpress USA Incorporated in the years at issue associated with the use of certain intangible property by Vistaprint Limited, even though that intangible property was transferred for a lump-sum payment to Vistaprint Limited in an earlier year that is closed to adjustment by virtue of the governing statute of limitations. In July 2014, we filed an Application for Abatement with the DOR Office of Appeals to appeal the DOR’s findings; however, our appeal was denied. In August 2014, we filed a petition to have our case heard by the Massachusetts Appellate Tax Board. The hearing for our case is set to begin in December 2015. We continue to believe that the DOR’s position has no merit, and we intend to contest these assessments to the fullest extent possible.
We continuously evaluate our income tax reserves in light of recent developments in our income tax audits and believe that the positions reported on our tax returns will be sustained on their technical merits. However, final resolution is uncertain and there is a possibility that the final resolution could have a material impact on our financial condition, results of operations or cash flows.
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
Redeemable noncontrolling interests
On April 15, 2015 we acquired 70% of the outstanding shares of Exagroup. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. As of June 30, 2015, the redemption value is less than the carrying value and therefore no adjustment has been made. For additional details please refer to Note 8 Business Combinations.

On April 3, 2014 we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. As of June 30, 2015, the redemption value is less than carrying value and therefore no adjustment has been made. For additional details please refer to Note 8 Business Combinations.
    We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During fiscal 2014, we contributed $4,891 in cash and $1,100 in assets, and Plaza Create made an initial capital contribution of $4,818 in cash and $955 in assets. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put its shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of June 30, 2015, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 16. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The net income (loss) of the operations allocated to the noncontrolling interest considers our stated liquidation preference in applying the income or loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2013	$—	$—
Capital contribution from noncontrolling interest	5,773	—
Adjustment to noncontrolling interest	56	—
Acquisition of noncontrolling interest	5,728	—
Net loss attributable to noncontrolling interest	(380)	—
Foreign currency translation	(17)	—
Balance as of June 30, 2014	$11,160	$—
Capital contribution from noncontrolling interest	4,160	—
Acquisition of noncontrolling interest	42,951	2,867
Dividend paid to noncontrolling interest	(118)	—
Net loss attributable to noncontrolling interest	(700)	(2,200)
Foreign currency translation	285	(155)
Balance as of June 30, 2015	$57,738	$512

16. Variable Interest Entities ("VIE")
VIE of which we are the Primary Beneficiary
Investment in Printi LLC
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a new market and the opportunity to drive longer-term growth in Brazil. We paid $5,360 in cash for preferred shares and made a $2,850 capital contribution in exchange for a 41.6% equity interest in Printi with call options to increase our ownership incrementally over a 9-year period by purchasing equity interests either directly from Printi or from certain employee shareholders. We exercised the first contingent call option in the fourth quarter of fiscal 2015 to acquire newly issued preferred shares which increased our ownership to 49.99% as of June 30, 2015.
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
As we are the primary beneficiary, our consolidated financial statements include the accounts of Printi from August 7, 2014. The results are immaterial to our consolidated statements of operations for the year ended June 30, 2015. We have recognized the assets and liabilities on the basis of their fair values at the date of our investment, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $5,360, $7,469 was allocated to goodwill, $2,465 to noncontrolling interests, $697 to acquired intangible assets and $341 to net liabilities.
We have call options to increase our ownership in Printi incrementally over a nine-year period with certain employee shareholders. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of June 30, 2015, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $6,066 and we have recognized $1,405 in general and administrative expense for the year ended June 30, 2015.
VIE of Which We are Not the Primary Beneficiary
Namex Limited
In the fourth quarter of fiscal 2014, we disposed of our investment in Namex Limited and its related companies, as discussions with management identified different visions in the execution of the long-term strategic direction of the business. We sold all of our Namex shares to Namex's majority shareholder and recognized a loss of $12,681, in other income (expense), net in our consolidated statement of operations for the year ended June 30, 2014. Prior to the sale, our investment was accounted for using the equity method, as the investment was considered a VIE and we were not the primary beneficiary. We recorded in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the years ended June 30, 2014 and 2013 we recorded a loss of $2,704 and $1,910 respectively, attributable to Namex in our consolidated statement of operations.
17. Segment Information
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

•
All Other Business Units - Includes the operations of our Albumprinter, druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, and Most of World business units. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, India and Japan. These business units have been combined into one reportable segment based on materiality.

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
During the fourth quarter of fiscal 2015, we transferred a group of software and manufacturing engineers from the corporate and global functions cost center to the Vistaprint Business Unit due to changes in our internal organizational structure. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
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

•
Our All Other Business Units reporting segment includes our Most of World business unit, which has operating losses as it is in its early stage of investment relative to the scale of the underlying business. It also includes amortization of intangible assets resulting from our various acquisitions.

Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment.
Revenue by segment is based on the business unit-specific websites through which the customer’s order was transacted. The following tables set forth revenue and income from operations by reportable segment.

	Year Ended June 30,
	2015	2014	2013
Revenue:
Vistaprint Business Unit	$1,194,393	$1,144,030	$1,091,900
All Other Business Units	299,813	126,206	75,578
Total revenue	$1,494,206	$1,270,236	$1,167,478

	Year Ended June 30,
	2015	2014	2013
Income (loss) from operations:
Vistaprint Business Unit	$346,161	$314,255	$246,863
All Other Business Units	(12,379)	(17,930)	(14,921)
Corporate and global functions	(237,458)	(210,411)	(185,818)
Total income from operations	$96,324	$85,914	$46,124

	Year Ended June 30,
	2015	2014	2013
Depreciation and amortization:
Vistaprint Business Unit	$40,075	$34,782	$34,789
All Other Business Units	39,797	19,154	12,460
Corporate and global functions	17,628	18,346	17,076
Total depreciation and amortization	$97,500	$72,282	$64,325
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2015	2014	2013

United States	$718,072	$653,216	$606,246
Non-United States (1)	776,134	617,020	561,232
Total revenue	$1,494,206	$1,270,236	$1,167,478

	Year Ended June 30,
	2015	2014	2013

Physical printed products and other (2)	$1,423,110	$1,189,905	$1,084,698
Digital products/services	71,096	80,331	82,780
Total revenue	$1,494,206	$1,270,236	$1,167,478
___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the periods presented.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	June 30, 2015	June 30, 2014
Long-lived assets (3):
Canada	$99,474	$100,369
Netherlands	98,288	106,918
Switzerland	41,357	31,201
United States	31,417	30,920
Italy	28,548	20,356
Australia	26,908	35,367
Jamaica	23,814	25,431
France	21,449	—
Japan	16,219	—
Other	29,946	26,202
Total	$417,420	$376,764
___________________
(3) Excludes goodwill of $400,629 and $317,187, intangible assets, net of $151,063 and $110,214, project construction costs of $104,315 and $18,117 related to our Waltham lease, and deferred tax assets of $17,172 and $8,762 as of June 30, 2015 and 2014, respectively.
18. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the years ended June 30, 2015, 2014 and 2013 was $16,926, $14,151 and $11,720, respectively.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2015, is $27,693, net of accumulated depreciation of $4,681; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2015 amounts to $23,633.
Future minimum payments required for our lease obligations for the next five fiscal years and thereafter are as follows at June 30, 2015:

	Operating lease obligations	Build-to-suit lease obligations (1)	Capital lease obligations
2016	$7,697	$10,475	$9,150
2017	6,169	12,569	7,083
2018	4,300	12,569	4,854
2019	3,775	12,569	2,419
2020	4,345	12,569	562
Thereafter	12,941	71,018	35
Total	$39,227	$131,769	$24,103
___________________
(1) Minimum payments relate to our Waltham lease obligation, please refer to Note 6 for additional details.
Purchase Obligations
At June 30, 2015, we had unrecorded commitments under contract of $27,052, which were principally composed of inventory purchase commitments of approximately $1,924, production and computer equipment purchases of approximately $14,519, and other unrecorded purchase commitments of $10,609.

Debt
The required principal payments due during the next five years and thereafter under our outstanding long-term debt obligations (excluding our short-term uncommitted credit facility) at June 30, 2015 are as follows:

2016	$18,217
2017	17,995
2018	23,585
2019	78,995
2020	102,819
Thereafter	276,925
Total	$518,536
Other Obligations
We have an outstanding installment obligation of $13,325 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2015. Other obligations also include the remaining fixed contingent consideration payment related to our fiscal 2014 acquisition of Printdeal of $7,833 payable during the fourth quarter of fiscal 2016 and the deferred payment for our fiscal 2015 acquisition of druck.at of $2,980.
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
19. Quarterly Financial Data (unaudited)

Year Ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$333,932	$439,905	$339,901	$380,468
Cost of revenue	130,221	156,620	125,540	156,218
Net income (loss)	23,417	62,862	7,925	(4,892)
Net income (loss) attributable to Cimpress N.V.	23,694	63,609	8,611	(3,702)
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$0.73	$1.96	$0.26	$(0.11)
Diluted	$0.71	$1.89	$0.25	$(0.11)

Year Ended June 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$275,089	$370,807	$286,185	$338,155
Cost of revenue	95,790	120,789	100,903	133,611
Net income	412	40,875	1,341	688
Net income attributable to Cimpress N.V.	412	40,875	1,375	1,034
Net income per share attributable to Cimpress N.V.:
Basic	$0.01	$1.24	$0.04	$0.03
Diluted	$0.01	$1.18	$0.04	$0.03

Basic and diluted net income (loss) per share attributable to Cimpress N.V. are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

20. Subsequent Event

Pursuant to the share repurchase authorization approved on December 11, 2014 we have purchased 1,027,625 of our ordinary shares subsequent to June 30, 2015 and through August 13, 2015 for a total cost of $69,751, inclusive of transaction costs.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer and effected by the company’s supervisory board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
The scope of management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2015 excluded an assessment of the internal control over financial reporting of FotoKnudsen AS, Exagroup SAS and its subsidiaries, and druck.at Druck-und Handelsgesellschäft mbH, which we acquired during fiscal 2015. The results of these acquired companies are included in our 2015 consolidated financial statements and represent approximately $74.3 million and $17.3 million of consolidated total assets and net assets, respectively, as of June 30, 2015 and $44.1 million and $0.9 million of consolidated revenue and net income attributable to Cimpress N.V., respectively, for the year then ended.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2015, as stated in their report included on page 48.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Board members and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2015 Annual General Meeting of Shareholders, which we refer to as our 2015 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2015. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2015 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2015 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2015 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2015 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Consolidated Financial Statements.

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 47 of this Report.
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
August 14, 2015                         Cimpress N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	President and Chief Executive Officer	August 14, 2015
Robert S. Keane	(Principal executive officer)

/s/ Ernst J. Teunissen	Executive Vice President and Chief Financial Officer	August 14, 2015
Ernst J. Teunissen	(Principal financial officer)

/s/ Sean E. Quinn	Vice President and Chief Accounting Officer	August 14, 2015
Sean E. Quinn	(Principal accounting officer)

Member, Supervisory Board
Paolo De Cesare

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 14, 2015
John J. Gavin Jr.

/s/ Peter Gyenes	Member, Supervisory Board	August 14, 2015
Peter Gyenes

/s/ Eric C. Olsen	Member, Supervisory Board	August 14, 2015
Eric C. Olsen

/s/ Richard T. Riley	Chairman, Supervisory Board	August 14, 2015
Richard T. Riley

/s/ Nadia Shouraboura	Member, Supervisory Board	August 14, 2015
Nadia Shouraboura

/s/ Mark T. Thomas	Member, Supervisory Board	August 14, 2015
Mark T. Thomas

/s/ Scott Vassalluzzo	Member, Supervisory Board	August 14, 2015
Scott Vassalluzzo

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Cimpress N.V., as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014
4.1
Senior Notes Indenture (including Form of Notes), dated as of March 24, 2015, between Cimpress N.V., certain subsidiaries of Cimpress N.V. as guarantors thereto, and MUFG Union Bank, N.A., as trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 24, 2015

10.1*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (File No. 000-51539)
10.2*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.3*	Amended and Restated 2005 Equity Incentive Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 (File No. 000-51539)
10.4*
Form of Nonqualified Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.5*	2011 Equity Incentive Plan is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 8, 2011
10.6*	Form of Nonqualified Share Option Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011
10.7*
Form of Restricted Share Unit Agreement for employees and executives under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.8*	Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan
10.9*	2015 Inducement Share Plan
10.10*	Form of Restricted Share Award Agreement under 2015 Inducement Share Plan
10.11*
Amended and Restated Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 16, 2013

10.12*
Form of Annual Award Agreement for fiscal year 2015 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

10.13*
Form of Four-Year Award Agreement for fiscal years 2012-2015 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.14*
Form of Indemnification Agreement between Cimpress N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 000-51539)

10.15*
Amended and Restated Executive Retention Agreement between Cimpress N.V. (formerly Vistaprint N.V.) and Robert S. Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.16*	Executive Retention Agreement between Cimpress N.V. and Ernst Teunissen dated as of March 1, 2011 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011
10.17*
Form of Executive Retention Agreement between Cimpress N.V. and each of Katryn Blake and Donald Nelson is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.18*
Employment Agreement between Cimpress USA Incorporated (formerly Vistaprint USA, Incorporated) and Robert S. Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 000-51539)

10.19*
Amendment No. 1 to Employment Agreement between Cimpress USA Incorporated and Robert S. Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (File No. 000-51539)

10.20*
Amendment No. 2 to Employment Agreement between Cimpress USA Incorporated and Robert S. Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.21*
Amendment No. 3 to Employment Agreement between Cimpress USA Incorporated and Robert S. Keane dated July 25, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.22*
Amendment No. 4 to Employment Agreement between Cimpress USA Incorporated and Robert S. Keane dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.23*
Amendment No. 5 to Employment Agreement between Cimpress USA Incorporated and Robert S. Keane dated September 30, 2014 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

10.24*
Memorandum clarifying relative precedence of agreements between Cimpress N.V. and Robert S. Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (File No. 000-51539)

10.25*
Employment Agreement between Cimpress USA Incorporated and Ernst Teunissen effective July 1, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.26*
Amendment No. 1 to Employment Agreement between Cimpress USA Incorporated and Ernst Teunissen dated July 24, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.27*
Amendment No. 2 to Employment Agreement between Cimpress USA Incorporated and Ernst Teunissen dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.28*
Amendment No. 3 to Employment Agreement between Cimpress USA Incorporated and Ernst Teunissen dated September 30, 2014 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

10.29*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Katryn Blake, and Donald Nelson is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.30*
Form of Confidential Information and Non-Competition Agreement between Cimpress and each of Robert S. Keane, Katryn Blake, and Donald Nelson is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.31*	Summary of Compensatory Arrangements with Members of the Supervisory Board is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013
10.32
Amendment and Restatement Agreement dated as of February 8, 2013 among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH (formerly Vistaprint Schweiz GmbH), Vistaprint B.V., and Cimpress USA Incorporated (formerly Vistaprint USA, Incorporated), as borrowers (the “Borrowers”); the lenders named therein as lenders (the “Lenders”); and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended, among the Borrowers, the Lenders, and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.33
Amendment No. 1 dated as of January 17, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 22, 2014

10.34
Amendment No. 2 dated as of September 23, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 25, 2014

10.35
Amendment No. 3 dated as of March 10, 2015 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

10.36
Form of Pledge and Security Agreement dated as of February 8, 2013 between each of Cimpress USA Incorporated and Webs, Inc. and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.37
Call Option Agreement between Cimpress N.V. and Stichting Continuïteit Cimpress (formerly Stichting Continuïteit Vistaprint) dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009 (File No. 000-51539)

21.1	Subsidiaries of Cimpress N.V.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
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