Form 10-Q
period 2015-09-30
CIMPRESS N.V.
filed 2015-10-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes ☐     No ☑
As of October 23, 2015, there were 31,402,943 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$93,816	$103,584
Marketable securities	5,745	6,910
Accounts receivable, net of allowances of $351 and $372, respectively	38,699	32,145
Inventory	19,835	18,356
Prepaid expenses and other current assets	59,274	55,103
Total current assets	217,369	216,098
Property, plant and equipment, net	495,097	467,511
Software and web site development costs, net	23,332	22,109
Deferred tax assets	19,016	17,172
Goodwill	408,767	400,629
Intangible assets, net	155,471	151,063
Other assets	24,621	25,213
Total assets	$1,343,673	$1,299,795
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$65,768	$65,875
Accrued expenses	179,155	172,826
Deferred revenue	23,378	23,407
Deferred tax liabilities	1,752	1,043
Short-term debt	18,001	21,057
Other current liabilities	23,889	21,470
Total current liabilities	311,943	305,678
Deferred tax liabilities	49,970	48,007
Lease financing obligation	107,233	93,841
Long-term debt	637,316	493,039
Other liabilities	62,019	52,073
Total liabilities	1,168,481	992,638
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	65,120	57,738
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,388,226 and 33,203,065 shares outstanding, respectively	615	615
Treasury shares, at cost, 12,692,401 and 10,877,562 shares, respectively	(547,448)	(412,132)
Additional paid-in capital	324,370	324,281
Retained earnings	442,804	435,052
Accumulated other comprehensive loss	(110,653)	(98,909)
Total shareholders’ equity attributable to Cimpress N.V.	109,688	248,907
Noncontrolling interest	384	512
Total shareholders' equity	110,072	249,419
Total liabilities, noncontrolling interests and shareholders’ equity	$1,343,673	$1,299,795
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014
Revenue	$375,748	$333,932
Cost of revenue (1)	157,283	130,220
Technology and development expense (1)	51,086	43,905
Marketing and selling expense (1)	122,135	111,827
General and administrative expense (1)	33,159	31,121
Income from operations	12,085	16,859
Other income, net	9,242	12,135
Interest expense, net	(8,126)	(3,345)
Income before income taxes	13,201	25,649
Income tax provision	3,940	2,232
Net income	9,261	23,417
Add: Net loss attributable to noncontrolling interests	749	277
Net income attributable to Cimpress N.V.	$10,010	$23,694
Basic net income per share attributable to Cimpress N.V.	$0.31	$0.73
Diluted net income per share attributable to Cimpress N.V.	$0.30	$0.71
Weighted average shares outstanding — basic	32,528,583	32,386,820
Weighted average shares outstanding — diluted	33,534,808	33,154,436
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2015	2014
Cost of revenue	$26	$31
Technology and development expense	1,330	927
Marketing and selling expense	411	914
General and administrative expense	4,423	3,870

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited in thousands)

	Three Months Ended September 30,
	2015	2014
Net income	$9,261	$23,417
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of hedges	(9,203)	(46,257)
Net unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(926)	299
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	226	213
Unrealized loss on available-for-sale-securities	(1,261)	(4,254)
Unrealized gain (loss) on pension benefit obligation	45	(103)
Comprehensive loss	(1,858)	(26,685)
Add: Comprehensive loss attributable to noncontrolling interests	124	1,051
Total comprehensive loss attributable to Cimpress N.V.	$(1,734)	$(25,634)

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2015	2014
Operating activities
Net income	$9,261	$23,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,258	24,459
Share-based compensation expense	6,190	5,742
Excess tax benefits derived from share-based compensation awards	(1,709)	(319)
Deferred taxes	(3,644)	(4,157)
Unrealized gain on derivative instruments included in net income	(2,052)	(3,468)
Change in fair value of contingent consideration	—	3,677
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(7,793)	(10,112)
Other non-cash items	887	541
Gain on proceeds from insurance	(1,587)	—
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(5,943)	(2,566)
Inventory	(1,710)	(497)
Prepaid expenses and other assets	3,157	16,787
Accounts payable	10,520	6,452
Accrued expenses and other liabilities	(10,118)	(7,336)
Net cash provided by operating activities	25,717	52,620
Investing activities
Purchases of property, plant and equipment	(24,393)	(16,684)
Business acquisitions, net of cash acquired	(22,815)	(25,907)
Purchases of intangible assets	(357)	(85)
Capitalization of software and website development costs	(4,910)	(3,539)
Proceeds from insurance	2,075	—
Net cash used in investing activities	(50,400)	(46,215)
Financing activities
Proceeds from borrowings of debt	214,999	100,000
Payments of debt and debt issuance costs	(73,318)	(103,012)
Payments of withholding taxes in connection with equity awards	(2,741)	(1,511)
Payments of capital lease obligations	(2,183)	(1,261)
Excess tax benefits derived from share-based compensation awards	1,709	319
Purchase of ordinary shares	(127,793)	—
Proceeds from issuance of ordinary shares	282	845
Capital contribution from noncontrolling interest	5,141	—
Other financing	(85)	—
Net cash provided by (used in) financing activities	16,011	(4,620)
Effect of exchange rate changes on cash and cash equivalents	(1,096)	(3,372)
Net decrease in cash and cash equivalents	(9,768)	(1,587)
Cash and cash equivalents at beginning of period	103,584	62,508
Cash and cash equivalents at end of period	$93,816	$60,921
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,994	$3,271
Income taxes	4,709	5,296

Supplemental schedule of non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$13,688	$12,966
Property and equipment acquired under capital leases	2,393	3,201
Amounts due for acquisitions of businesses	19,292	23,632
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
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.
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

Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other period. The consolidated balance sheet at June 30, 2015 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Insurance Recoveries
During the three months ended September 30, 2015, we received $6,192 in cash for the initial payment towards an insurance settlement for property damage related to a fire that occurred at our Venlo, Netherlands production facility. The insurance proceeds were used to offset incurred losses, including the write-off of the net book value of damaged machinery, equipment and inventory, as well as property related cleanup costs. We recognized a net gain of $1,587 on the recovery of the machinery and equipment in excess of carrying value, as a component of other income, net in our consolidated statement of operations. We expect to finalize the settlement of our insurance claim during the year ended June 30, 2016.
Share-Based Compensation
During the three months ended September 30, 2015 and 2014, we recorded share-based compensation expense of $6,190 and $5,742, respectively. As of September 30, 2015, there was $49,926 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.5 years.
Foreign Currency Translation
Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of accumulated other comprehensive loss. Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income, net in our consolidated statements of operations.
Other Income, net
The following table summarizes the components of other income, net:

	Three Months Ended September 30,
	2015	2014
Gains on derivative instruments (1)	$2,367	$3,451
Currency related gains, net (2)	5,034	8,663
Other gains (3)	1,841	21
Total other income, net	$9,242	$12,135
_____________________
(1) Includes both realized and unrealized gains (losses) on derivative instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility primarily due to changes in our corporate entity operating structure, effective October 1, 2013, which required us to alter our intercompany transactional and financing activities. The net currency related gains for the three months ended September 30, 2015 and 2014, are primarily driven by this intercompany activity.
(3) Includes a gain of $1,587 related to insurance proceeds received for an insurance claim resulting from a fire at our Venlo, Netherlands production facility.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2015	2014
Weighted average shares outstanding, basic	32,528,583	32,386,820
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,006,225	767,616
Shares used in computing diluted net income per share attributable to Cimpress N.V.	33,534,808	33,154,436
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	79,976	1,065,898

Treasury Shares
Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the three months ended September 30, 2015, we purchased 1,976,250 of our ordinary shares for a total cost of $140,211, inclusive of transaction costs, in connection with our publicly announced share purchase programs.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03,"Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," (ASU 2015-03), which requires an entity to present debt issuance costs related to recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for us on July 1, 2016 and early adoption is permitted. We elected to early adopt this new guidance effective for the first quarter of fiscal year 2016 and we have applied the changes retrospectively to all periods presented. The adoption of this standard did not have a material effect on our consolidated financial statements.
New Accounting Standards to be Adopted
In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-16,"Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," (ASU 2015-16) which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard is effective for us on July 1, 2016 and we do not expect the adoption of this standard to have a material effect on our consolidated financial statements.
In July 2015, Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11,"Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completions, disposal, and transportation. The new standard is effective for us on July 1, 2016. The standard permits early adoption and should be applied prospectively as of the interim or annual period of adoption. We are currently evaluating the effect ASU 2015-11 will have on our consolidated financial statements but do not expect it to have a material impact.

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
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has elected to defer the effective date to fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018, with early application permitted one year earlier. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating the adoption method and effect that ASU 2014-09 will have on our consolidated financial statements but do not expect it to have a material impact.

3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	September 30, 2015
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,035	$1,710	$5,745
Total investments in available-for-sale securities	$4,035	$1,710	$5,745

	June 30, 2015
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$3,939	$2,971	$6,910
Total investments in available-for-sale securities	$3,939	$2,971	$6,910

________________________
(1) On February 28, 2014, we purchased shares in our publicly traded Japanese joint venture partner. Refer to Note 11 for further discussion of the separate joint business arrangement.
(2) Amortized cost basis represents our initial investment adjusted for currency translation.
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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$5,745	$5,745	$—	$—
Currency forward contracts	4,223	—	4,223	—
Total assets recorded at fair value	$9,968	$5,745	$4,223	$—

Liabilities
Interest rate swap contracts	$(1,905)	$—	$(1,905)	$—
Cross-currency swap contracts	(8,347)	—	(8,347)	—
Currency forward contracts	(668)	—	(668)	—
Contingent consideration	(7,881)	—	—	(7,881)
Total liabilities recorded at fair value	$(18,801)	$—	$(10,920)	$(7,881)

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$6,910	$6,910	$—	$—
Currency forward contracts	1,902	—	1,902	—
Total assets recorded at fair value	$8,812	$6,910	$1,902	$—

Liabilities
Interest rate swap contracts	$(1,150)	$—	$(1,150)	$—
Cross-currency swap contracts	(8,433)	—	(8,433)	—
Currency forward contracts	(407)	—	(407)	—
Contingent consideration	(7,833)	—	—	(7,833)
Total liabilities recorded at fair value	$(17,823)	$—	$(9,990)	$(7,833)
During the quarter ended September 30, 2015 and the year ended June 30, 2015, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
During the third quarter of fiscal 2015, we amended the terms of our contingent consideration arrangement related to our fiscal 2014 acquisition of Printdeal (formerly known as People & Print Group). The original terms provided for contingent consideration payable based upon the achievement of an initial calendar year 2014 earnings before interest, taxes, depreciation and amortization (EBITDA) margin threshold but ultimately payable based on revenue and EBITDA performance for calendar year 2015. We amended the terms to pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,547 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,881 based on the exchange rate as of September 30, 2015) is payable during the fourth quarter of fiscal 2016.
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
During the three months ended September 30, 2015 and 2014, the following table represents the changes in fair value of Level 3 contingent consideration:

	2015	2014
Balance at June 30 (1)	$7,833	$16,072
Fair value adjustment	—	3,677
Cash payments	—	—
Foreign currency impact	48	(1,194)
Balance at September 30 (2)	$7,881	$18,555
_____________________
(1) Of the total contingent consideration outstanding as of June 30, 2015 and 2014, $7,833 and $6,276 was classified as a current liability, respectively. As of June 30, 2014, $9,796 was classified as a long-term liability.
(2) Of the total contingent consideration outstanding as of September 30, 2015 and 2014, $7,881 and $8,876 was classified as a current liability, respectively. As of September 30, 2014, $9,679 was classified as a long-term liability.

As of September 30, 2015 and June 30, 2015, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2015 and June 30, 2015 the carrying value of our debt, excluding debt issuance costs and debt discounts was $663,861 and $523,036, respectively, and the fair value was $665,751 and $539,752, respectively. Our debt at September 30, 2015 includes a variable rate debt instrument indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the three months ended September 30, 2015, we held one interest rate derivative instrument that was determined to be ineffective. We did not hold any interest rate derivative instruments that were determined to be ineffective during the three months ended September 30, 2014.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of September 30, 2015, we estimate that $788 will be reclassified from accumulated other comprehensive (loss) income to interest income during the twelve months ending September 30, 2016. As of September 30, 2015, we had seven outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates from December 2015 through June 2019.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2015	$215,000
Contracts with a future start date	65,000
Total	$280,000
Hedges of Currency Risk
Cross-Currency Swap Contracts
From time to time, we execute cross-currency swap contracts in order to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than U.S. Dollar. Cross-currency swaps designated as net investment hedges involve an initial receipt of the notional amount in the hedge currency in exchange for our reporting currency based on a contracted exchange rate. Subsequently, we receive fixed rate payments in our reporting currency in exchange for fixed rate payments in the hedged currency over the life of the derivative contract. At maturity, the final exchange involves the receipt of our reporting currency in exchange for the notional amount in the hedged currency.
As of September 30, 2015, we had two outstanding cross-currency swap contracts with a total notional amount of $122,969, both maturing during April 2019. During the three months ended September 30, 2015, we recorded unrealized losses, net of tax, in accumulated other comprehensive (loss) income as a component of cumulative translation adjustment in the amount $419. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.
Currency Forward Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar. We do not elect hedge accounting for our current currency forward contract activity; however, we may elect to apply hedge accounting in future scenarios. The change in the fair value of currency forward contracts is recognized directly in earnings, as a component of other income, net. During the three months ended September 30, 2015 and 2014, we have experienced volatility within other income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
    As of September 30, 2015, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, Great British Pound, Indian

Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$239,933	September 2014 through June 2015	Various dates through December 2016	318	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2015 and June 30, 2015:

	September 30, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,874)	$—	$(1,874)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(8,347)	—	(8,347)
Total derivatives designated as hedging instruments		$—	$—	$—		$(10,221)	$—	$(10,221)

Derivatives not designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$—	$—	Other liabilities	$(31)	$—	$(31)
Currency forward contracts	Other current assets / other assets	5,239	(1,016)	4,223	Other current liabilities / other liabilities	(1,981)	1,313	(668)
Total derivatives not designated as hedging instruments		$5,239	$(1,016)	$4,223		$(2,012)	$1,313	$(699)

	June 30, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,087)	$—	$(1,087)
Total derivatives designated as hedging instruments		$—	$—	$—		$(1,087)	$—	$(1,087)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$3,256	$(1,354)	$1,902	Other current liabilities	$(1,792)	$—	$(1,792)
Total derivatives not designated as hedging instruments		$3,256	$(1,354)	$1,902		$(1,792)	$—	$(1,792)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three months ended September 30, 2015 and 2014:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended September 30,
In thousands	2015	2014
Interest rate swaps	$(926)	$299
Cross-currency swaps	419	—
	$(507)	$299
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain/(Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
In thousands	2015	2014
Interest rate swaps	$(302)	$(284)	Interest expense, net
Total before income tax	(302)	(284)	Income (loss) before income taxes and loss in equity interests
Income tax	76	71	Income tax provision
Total	$(226)	$(213)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended September 30,
In thousands	2015	2014
Currency contracts	$2,374	$3,451	Other income, net
Interest rate swaps	(7)	—	Other income, net
	$2,367	$3,451
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $195, for the three months ended September 30, 2015:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Translation adjustments, net of hedges (1)	Total
Balance as of June 30, 2015	$(1,405)	$2,971	$(3,112)	$(97,363)	$(98,909)
Other comprehensive (loss) income before reclassifications	(926)	(1,261)	45	(9,828)	(11,970)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	226	—	—	—	226
Net current period other comprehensive (loss) income	(700)	(1,261)	45	(9,828)	(11,744)
Balance as of September 30, 2015	$(2,105)	$1,710	$(3,067)	$(107,191)	$(110,653)
________________________
(1) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses, net of tax of $7,596 have been included in other comprehensive loss for the three months ended September 30, 2015.

6. Waltham Lease Arrangement
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a yet to be constructed facility in Waltham, Massachusetts, USA. During the current quarter, the building was completed and we commenced lease payments in September 2015 and will make lease payments through September 2026.
For accounting purposes, we were deemed to be the owner of the Waltham building during the construction period and accordingly we recorded the construction project costs incurred by the landlord as an asset with a corresponding financing obligation on our balance sheet. We evaluated the Waltham lease in the first quarter of fiscal 2016 and determined the transaction did not meet the criteria for "sale-leaseback" treatment. Accordingly, we began depreciating the asset and incurring interest expense related to the financing obligation recorded on our consolidated balance sheet. We bifurcate the lease payments pursuant to the Waltham Lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in fiscal 2014.

Property, plant and equipment, net, included $117,676 and $104,315 as of September 30, 2015 and June 30, 2015, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $119,588 and $104,315, respectively, as of September 30, 2015 and June 30, 2015.
7. Business Combinations, Goodwill and Acquired Intangible Assets

During the three months ended September 30, 2015, we acquired two businesses that were not material either individually or in the aggregate to our quarterly results. Complementing our Upload and Print Business Units segment, we acquired all of the outstanding capital stock of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited) and Litotipografia Alcione S.r.l. on July 31, 2015 and July 29, 2015, respectively. The aggregate consideration for these two acquisitions was $25,366, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $9,390, $14,359 and $1,617, respectively.
Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill for the two acquisitions is not deductible for tax purposes, and has been attributed to our Upload and Print Business Units. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase and are not material for the three months ended September 30, 2015.
Goodwill
The carrying amount of goodwill by segment as of June 30, 2015 and September 30, 2015 is as follows:

	Vistaprint Business Unit	Upload and Print Business Units	All Other Business Units	Total
Balance as of June 30, 2015 (1)	$124,636	$250,487	$25,506	$400,629
Acquisitions (2)	—	9,390	—	9,390
Adjustments	—	29	—	29
Effect of currency translation adjustments (3)	(1,994)	1,316	(603)	(1,281)
Balance as of September 30, 2015	$122,642	$261,222	$24,903	$408,767
_________________
(1) Our segment reporting was revised during the three months ended September 30, 2015 and, as such, we have re-allocated our goodwill by segment for the period ended June 30, 2015. In connection with our change in operating segments, there was an immaterial re-allocation of historical goodwill in the period. See Note 13 for additional details.
(2) During the quarter ended September 30, 2015 we acquired two businesses for a combined $25,366, net of cash acquired, resulting in $9,390 of additional goodwill.
(3) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.

Acquired Intangible Assets
Acquired intangible assets amortization expense for the three months ended September 30, 2015 and 2014 was $9,714 and $6,908 respectively. Amortization expense has increased in the first quarter of fiscal 2016 primarily due to our recent acquisitions of Exagroup, druck.at, and Tradeprint.
8. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2015	June 30, 2015
Compensation costs (1)	$40,048	$62,759
Income and indirect taxes	33,536	25,495
Advertising costs	23,940	20,275
Acquisition-related consideration payable	16,024	17,400
Interest	10,454	5,731
Shipping costs	6,445	2,471
Purchases of property, plant and equipment	4,930	3,030
Professional costs	1,829	2,396
Other	41,949	33,269
Total accrued expenses	$179,155	$172,826
_____________________
(1) The decrease in compensation costs is primarily due to accrued bonus and long-term incentive payments made in the first quarter of fiscal 2016.
Other current liabilities included the following:

	September 30, 2015	June 30, 2015
Short-term portion of lease financing obligation	$12,570	$10,475
Short-term capital lease obligations	7,498	7,497
Other	3,821	3,498
Total other current liabilities	$23,889	$21,470
Other liabilities included the following:

	September 30, 2015	June 30, 2015
Long-term capital lease obligations	$27,804	$18,304
Long-term derivative liabilities	10,227	9,816
Other	23,988	23,953
Total other liabilities	$62,019	$52,073

9. Debt

	September 30, 2015	June 30, 2015
7.0% Senior unsecured notes due 2022	$275,000	$275,000
Senior secured credit facility	378,328	232,000
Other	10,533	11,536
Uncommitted credit facility	—	4,500
Debt issuance costs and debt discounts	(8,544)	(8,940)
Total debt outstanding, net	655,317	514,096
Less short-term debt (1)	18,001	21,057
Long-term debt	$637,316	$493,039
_____________________
(1) Balances as of September 30, 2015 and June 30, 2015 are inclusive of short-term debt issuance costs and debt discounts of $1,665 and $1,662, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2015, we were in compliance with all financial and other covenants related to our debt.
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

Senior Secured Credit Facility
As of September 30, 2015, we have a senior secured credit facility of $842,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $152,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of September 30, 2015, the weighted-average interest rate on outstanding borrowings was 2.26%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of September 30, 2015.
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of September 30, 2015 we had $10,282 outstanding for those obligations that are payable through September 2024.
10. Income Taxes
Income tax expense was $3,940 and $2,232 for the three months ended September 30, 2015 and 2014, respectively. The increase in income tax expense is attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2016 as compared to fiscal 2015. We are forecasting a higher annual effective tax rate in fiscal 2016 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings combined with an increase in losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period.
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
As of September 30, 2015, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $5,248, including accrued interest of $363. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. Of the total amount of unrecognized tax benefits, approximately $2,341 will reduce the effective tax rate if recognized.
It is reasonably possible that a further reduction in unrecognized tax benefits in the range of $1,400 to
$1,700 may occur within the next twelve months related to an audit settlement or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2012 through 2015 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2006 through 2015 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
Cimpress USA Incorporated received Notices of Assessment from the Massachusetts Department of Revenue ("DOR") for the tax years 2006-2008 and 2010-2011. The Notices contain adjustments to taxable income for these years. The issue in dispute is whether the DOR has the right to impute royalty income to Cimpress USA Incorporated in the years at issue associated with the use of certain intangible property by Vistaprint Limited, even though that intangible property was transferred for a lump-sum payment to Vistaprint Limited in an earlier year that is closed to adjustment by virtue of the governing statute of limitations. In July 2014, we filed an Application for Abatement with the DOR Office of Appeals to appeal the DOR’s findings; however, our appeal was denied. In August 2014, we filed a petition to have our case heard by the Massachusetts Appellate Tax Board. The hearing for our case is set to begin in December 2015. We intend to contest these assessments to the fullest extent possible.
We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
11. Noncontrolling Interests
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of September 30, 2015, the redemption value is less than the carrying value and therefore no adjustment has been made.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. During the three months ended September 30, 2015, we increased the carrying amount of the redeemable noncontrolling interest by $2,258 to reflect the estimated redemption value as of September 30, 2015. The fair value of the noncontrolling interest exceeds the carrying value as of September 30, 2015.
    We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the three months ended September 30, 2015, we contributed an additional $5,350 in cash and Plaza Create made a capital contribution of $5,142 in cash to the joint business. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put its shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of September 30, 2015, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2015	$57,738	$512
Capital contribution from noncontrolling interest	5,142	—
Accretion to redemption value	2,258	—
Net loss attributable to noncontrolling interest	(648)	(101)
Adjustment to noncontrolling interest	—	(22)
Foreign currency translation	630	(5)
Balance as of September 30, 2015	$65,120	$384
12. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of September 30, 2015, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We have call options to increase our ownership in Printi incrementally over an eight-year period with certain employee shareholders. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of September 30, 2015, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $5,998 and we have recognized $371 in general and administrative expense for the three months ended September 30, 2015.
13. Segment Information
During the first quarter of fiscal 2016, we revised our internal organizational and reporting structure resulting in changes to our reportable segments. Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. We have several operating segments under our management reporting structure which are reported in the following three reportable segments:

•
Vistaprint Business Unit - Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•
Upload and Print Business Units - Aggregates the operations of our druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, and Tradeprint branded businesses. These operating segments have been aggregated into one reportable segment based on the similarity of their products, markets and economic characteristics.

•
All Other Business Units - Includes the operations of our Albumprinter and Most of World business units and newly formed Corporate Solutions business unit. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. The results of the newly formed Corporate Solutions business unit were previously part of the Vistaprint Business Unit and will focus on delivering volume and revenue via partnerships. These business units have been combined into one reportable segment based on materiality.

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
In addition, during the first quarter of fiscal 2016 we introduced adjusted net operating profit as the primary metric by which our CODM measures segment financial performance. Certain items such as acquisition-related amortization and depreciation, expense recognized for the changes in the fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration and restructuring charges are excluded from segment adjusted net operating profit. A portion of the interest expense associated with our Waltham lease is allocated to Vistaprint Business Unit and included as expense in adjusted net operating profit. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM, for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.
The following factors, among others, may limit the comparability of adjusted net operating profit by segment:

•	We do not allocate global support costs across operating segments or corporate and global functions.

•
Some of our acquired operations in our Upload and Print Business Units and All Other Business Units segments are burdened by the costs of their local finance, HR, and other administrative support functions, whereas other business units leverage our global functions and do not receive an allocation for these services.

•
Our All Other Business Units reporting segment includes our Most of World business unit, which has operating losses as it is in its early stage of investment relative to the scale of the underlying business.

Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment.
Revenue by segment is based on the business unit-specific websites through which the customer’s order was transacted. The following tables set forth revenue, adjusted net operating profit by reportable segment and total income from operations.

	Three Months Ended September 30,
	2015	2014
Revenue:
Vistaprint Business Unit	$265,190	$260,057
Upload and Print Business Units	76,538	38,729
All Other Business Units	34,020	35,146
Total revenue	$375,748	$333,932

	Three Months Ended September 30,
	2015	2014
Adjusted net operating profit by segment:
Vistaprint Business Unit	$66,252	$70,077
Upload and Print Business Units	10,887	4,520
All Other Business Units	359	2,192
Total adjusted net operating profit by segment	77,498	76,789
Corporate and global functions	(54,619)	(48,848)
Acquisition-related amortization and depreciation	(9,782)	(6,908)
Change in fair value of contingent consideration (earn-out related charges) (1)	—	(3,677)
Share-based compensation related to investment consideration	(1,091)	(497)
Restructuring charges	(271)	—
Interest expense for Waltham lease	350	—
Total income from operations	$12,085	$16,859
___________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.

	Three Months Ended September 30,
	2015	2014
Depreciation and amortization:
Vistaprint Business Unit	$9,861	$10,239
Upload and Print Business Units	10,052	5,812
All Other Business Units	4,383	3,807
Corporate and global functions	5,962	4,601
Total depreciation and amortization	$30,258	$24,459
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended September 30,
	2015	2014

United States	$179,413	$165,318
Non-United States (2)	196,335	168,614
Total revenue	$375,748	$333,932

	Three Months Ended September 30,
	2015	2014

Physical printed products and other (3)	$360,148	$315,121
Digital products/services	15,600	18,811
Total revenue	$375,748	$333,932
___________________
(2) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the periods presented.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	September 30, 2015	June 30, 2015
Long-lived assets (4):
Canada	$98,432	$99,474
Netherlands	93,498	98,288
Switzerland	40,064	41,357
United States	30,494	31,417
Italy	33,995	28,548
Australia	24,173	26,908
Jamaica	23,433	23,814
France	23,134	21,449
Japan	19,525	16,219
Other	38,299	29,946
Total	$425,047	$417,420
___________________
(4) Excludes goodwill of $408,767 and $400,629, intangible assets, net of $155,471 and $151,063, the Waltham lease asset of $117,676 and $104,315 , and deferred tax assets of $19,016 and $17,172 as of September 30, 2015 and June 30, 2015, respectively.
14. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the three months ended September 30, 2015 and 2014 was $4,102 and $4,388, respectively.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2015, is $36,119, net of accumulated depreciation of $19,835; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2015 amounts to $32,791.
Purchase Obligations
At September 30, 2015, we had unrecorded commitments under contract of $26,466, which were principally composed of inventory purchase commitments of approximately $2,124, production and computer equipment purchases of approximately $13,983, and other unrecorded purchase commitments of $10,359.
Other Obligations
We have an outstanding installment obligation of $12,508 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2015. Other obligations also include the remaining fixed contingent consideration payment related to our fiscal 2014 acquisition of Printdeal of $7,881 payable during the fourth quarter of fiscal 2016 and deferred payments related to our acquisitions of druck.at and Litotipografia Alcione S.r.l. of $3,237 and $2,195, respectively.

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
During the first quarter of fiscal 2016, we modified our internal organizational and reporting structure, resulting in the Vistaprint Business Unit, the Upload and Print Business Units, and the All Other Business Units constituting our reportable segments. The Vistaprint Business Unit represents our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business. The Upload and Print Business Units is an aggregation of the druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, and Tradeprint branded businesses. The All Other Business Units segment includes the operations of our Albumprinter and Most of World business units and newly formed Corporate Solutions business unit, which historically was part of the Vistaprint Business Unit and is focused on delivering volume and revenue via partnerships.
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit after tax (NOPAT) and cash flow from operations. A summary of these key financial metrics for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 are as follows:

•	Reported revenue increased by 13% to $375.7 million.

•	Consolidated constant-currency revenue increased by 21% and excluding acquisitions increased by 11%.

•	Operating income decreased $4.8 million to $12.1 million.

•	Adjusted net operating profit after tax (NOPAT) decreased $6.2 million to $16.4 million and is defined in the Non-GAAP Financial Measure section below.

•	Cash provided by operating activities decreased $26.9 million to $25.7 million.
Our reported revenue growth was primarily due to the addition of revenue of our recently acquired brands of Exagroup and druck.at, as well as continued growth in the Vistaprint Business Unit. Operating income and adjusted NOPAT declined compared to the period a year ago, as the increased profits of our Upload and Print Business Units were more than offset by our investments in expanding product selection and software development in our business, increased advertising costs for the Vistaprint Business Unit, as well as investments in markets in which we seek to develop a long-term presence such as India, Japan and Brazil. We made these investments because we believe they will collectively enable us to scale and strengthen our competitive position and enhance long-term shareholder value.
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

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three months ended September 30,
	2015	2014
As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	41.9%	39.0%
Technology and development expense	13.6%	13.1%
Marketing and selling expense	32.5%	33.5%
General and administrative expense	8.8%	9.3%
Income from operations	3.2%	5.1%
Other income, net	2.5%	3.6%
Interest expense, net	(2.2)%	(1.0)%
Income before income taxes	3.5%	7.7%
Income tax provision	1.0%	0.7%
Net income	2.5%	7.0%
Add: Net loss attributable to noncontrolling interests	0.2%	0.1%
Net income attributable to Cimpress N.V.	2.7%	7.1%

In thousands

	Three Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue	$375,748	$333,932	13%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the three months ended September 30, 2015 and 2014 are shown in the following table. Revenue for the three months ended September 30, 2015 includes the impact of Tradeprint and Alcione from their respective acquisition dates in our Upload and Print Business Units segment:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint Business Unit	$265,190	$260,057	2%	6%	8%	—%	8%
Upload and Print Business Units	76,538	38,729	98%	20%	118%	(87)%	31%
All Other Business Units	34,020	35,146	(3)%	13%	10%	(4)%	6%
Total revenue	$375,748	$333,932	13%	8%	21%	(10)%	11%
___________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-Currency Revenue Growth Excluding Acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year over year revenue. For example, revenue from Easyflyer, Exagroup and druck.at, which we acquired in Q4 2015, is excluded from Q1 2016 revenue growth. Similarly, we acquired Tradeprint and Alcione in Q1 of fiscal 2016 and as such, revenue from these businesses is excluded from 2016 revenue growth,
We have provided these non-GAAP financial measures because we believe they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with GAAP.
Vistaprint Business Unit
Reported revenue for the three months ended September 30, 2015 increased 2% to $265.2 million as compared to the three months ended September 30, 2014. Our reported revenue growth was negatively affected by currency impacts of 6% during the quarter ended September 30, 2015 resulting in constant-currency revenue growth of 8%. The Vistaprint Business Unit constant-currency growth was primarily due to repeat customer bookings growth, with more modest growth in new customer bookings. Performance continues to be stronger in North American and Australian markets than most markets in Europe where we have more substantial customer value proposition changes to make in order to appeal more broadly to higher expectations customers. Despite this, we continue to see improvement in our customer Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10) in markets around the world.
We continue our transformation efforts of our customer value proposition in our largest business, the Vistaprint brand. This multi-year transformation began in 2011 and is intended over time to improve customer loyalty and long-term returns through improvements to pricing consistency and transparency, site experience, customer communications, product selection, product quality, merchandising, marketing messaging and customer service. Although some of these efforts continue to create revenue headwinds in certain markets, we are realizing benefits from these investments in fiscal 2016 through improved customer retention rates and our increased Net Promoter Score.
Upload and Print Business Units
Reported revenue for the three months ended September 30, 2015 increased to $76.5 million from $38.7 million in the comparative period primarily due to the addition of aggregate revenues of $33.7 million from the brands we acquired in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. Additionally, we continue to see strong constant-currency revenue growth rates from Pixartprinting and Printdeal, which were acquired more than a year ago.
All Other Business Units
Reported revenue for three months ended September 30, 2015 decreased to $34.0 million from $35.1 million in the prior comparable period, primarily due to negative impacts from currency of 13%.
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended September 30,
	2015	2014	2015 vs. 2014
Cost of revenue	$157,283	$130,220	21%
% of revenue	41.9%	39.0%
Technology and development expense	$51,086	$43,905	16%
% of revenue	13.6%	13.1%
Marketing and selling expense	$122,135	$111,827	9%
% of revenue	32.5%	33.5%
General and administrative expense	$33,159	$31,121	7%
% of revenue	8.8%	9.3%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the year ended September 30, 2015, as the operations we acquired in fiscal 2014 and 2015 have a lower gross margin profile than our traditional business and are growing faster; however, these companies have lower marketing and selling costs.

The Vistaprint Business Unit cost of revenue increased to $90.2 million for the quarter ended September 30, 2015 from $86.9 million primarily due to increased costs associated with production volume and product mix of $8.2 million. In addition, we incurred $1.9 million of expense in excess of our insurance recoveries related to a fire in our Venlo manufacturing facility during the three months ended September 30, 2015. This increase was partially offset by currency related benefits, reductions in raw material pricing, shipping costs and other productivity and efficiency gains of $6.8 million.
The Upload and Print Business Units cost of revenue increased to $50.8 million for the three months ended September 30, 2015 from $28.4 million primarily due to incremental manufacturing costs of $23.4 million for the operations acquired in the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.
The All Other Business Units cost of revenue increased to $16.3 million for the three months ended September 30, 2015 from $14.9 million, primarily due to increased costs associated with production volume.
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
The growth in our technology and development expenses of $7.2 million for the three months ended September 30, 2015 as compared to the prior comparative period was primarily due to increased payroll, share-based compensation and facility-related costs of $4.8 million as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to hiring in this strategic investment area, and partly due to headcount from acquired businesses. Technology infrastructure-related costs increased by $1.5 million, primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. Depreciation and amortization expense increased by $0.6 million primarily due to expense related to our fourth quarter fiscal 2015 acquisitions. In addition, other technology and development expense increased $0.5 million primarily due to increased consulting fees. Also during the three months ended September 30, 2015, we had higher net capitalization of software costs of $0.2 million due to an increase in costs that qualified for capitalization during the fiscal 2015 as compared to fiscal 2014.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees.
The increase in our marketing and selling expenses of $10.3 million during the three months ended September 30, 2015 , as compared to the three months ended September 30, 2014, was partially due to increased advertising costs of $6.4 million. Our advertising cost increase was primarily due to product-focused television ad investments in both the the U.S. and Canada for the Vistaprint Business Unit, as well as increased activity from our recently acquired brands. Our payroll and facility-related costs, inclusive of share-based compensation expense, increased by $1.4 million, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint Business Unit customer service resources in order to provide higher value services to our customers. Amortization expense increased by $2.8 million for the three months ended September 30, 2015 as a result of the customer and trademark related intangible assets related to our 2015 and 2016 acquisitions. The increase in marketing and selling expense was partially offset by decreased depreciation costs, employee travel, training, and recruitment costs of $0.3 million.

General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three months ended September 30, 2015 our general and administrative expenses increased as compared to fiscal 2014 by $2.0 million due to increased payroll, share-based compensation expense and facility-related costs and third-party professional fees of $3.1 million and $1.3 million, respectively. In addition, other general and administrative expenses increased by $1.3 million primarily due to increased employee travel, training, and recruitment costs. The increase in general and administrative expense was partially offset by a decrease in expense of $3.7 million as compared to the prior period related to changes in the fair value of the contingent consideration liabilities for both Printdeal and Pixartprinting which did not recur during the three months ended September 30, 2015.
Other income, net
Other income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on our derivative instruments for which we do not apply hedge accounting. In evaluating our currency hedging program and ability to achieve hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute currency forward contracts that do not qualify for hedge accounting. The following table summarizes the components of other income, net:

	Three months ended September 30,
	2015	2014
Gains on derivative instruments	$2,367	$3,451
Currency related gains, net	5,034	8,663
Other gains	1,841	21
Total other income, net	$9,242	$12,135
During the three months ended September 30, 2015, we recognized net gains of $9.2 million in other income as compared to net gains of $12.1 million during the three months ended September 30, 2014. The decrease in other income primarily relates to our intercompany transactional and financing activities, as we have significant non-functional currency intercompany relationships subject to currency exchange rate volatility that resulted in a gain of $5.0 million during the three months ended September 30, 2015, as compared to $8.7 million in gain in the prior comparative quarter.
In addition, we recognized net gains of $2.4 million on our currency forward contracts during the three months ended September 30, 2015, as compared to net gains of $3.5 million that were recognized during the prior comparative quarter. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for our currency forward contracts. The recognition of a $1.6 million gain related to insurance proceeds received for property damage resulting from a fire at our Venlo, Netherlands production facility partially offset the decreased currency gain activity for the three months ended September 30, 2015.
Interest expense, net
Interest expense, net was $8.1 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs and interest related to capital lease obligations. The increase in interest expense, net is primarily a result of increased borrowing levels under our credit facility and the issuance of our senior unsecured notes in March 2015. We expect interest expense, net to increase in future periods relative to historical trends as a result of our senior unsecured notes, our Waltham lease arrangement, and increased capital lease obligations for machinery and equipment.

Income tax provision

	Three Months Ended September 30,
	2015	2014
Income tax provision	$3,940	$2,232
Effective tax rate	29.8%	8.7%
Income tax expense was $3.9 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively. The increase in income tax expense is attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2016 as compared to fiscal 2015. We are forecasting a higher annual effective tax rate in fiscal 2016 due to an expected decrease to and less favorable geographical mix of consolidated pre-tax earnings combined with an increase in losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. We expect our cash income taxes related to fiscal 2016 to be higher than our income tax expense primarily as a result of these deferred cash tax benefits.
We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. See Note 10 in our accompanying consolidated financial statements for additional discussion.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Three Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$25,717	$52,620
Net cash used in investing activities	(50,400)	(46,215)
Net cash provided by (used in) financing activities	16,011	(4,620)
At September 30, 2015, we had $93.8 million of cash and cash equivalents and $663.9 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $9.8 million during the three months ended September 30, 2015. We expect cash and cash equivalents to fluctuate over time depending on our working capital needs and acquisition activity. The cash flows during the three months ended September 30, 2015 related primarily to the following items:
Cash inflows:

•	Net income of $9.3 million;

•
Adjustments for non-cash items of $22.1 million primarily related to positive adjustments for depreciation and amortization of $30.3 million and share-based compensation costs of $6.2 million, offset by negative adjustments for unrealized currency-related gains of $7.8 million;

•	Proceeds of debt of $141.7 million, net of payments;

•	Proceeds from an initial insurance claim settlement of $6.2 million, of which $4.1 million is presented as cash from operations and $2.1 million is presented as cash from investing activities; and

•	Capital contribution from a noncontrolling interest of $5.1 million.
Cash outflows:

•	Purchases of our ordinary shares of $127.8 million;

•
Capital expenditures of $24.4 million of which $11.9 million were related to the purchase of manufacturing and automation equipment for our production facilities, $9.3 million were related to the purchase of land, facilities and leasehold improvements, and $3.2 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Payments for acquisitions, net of cash acquired, of $22.8 million;

•	Internal costs for software and website development that we have capitalized of $4.9 million;

•	Changes in working capital balances of $4.1 million primarily driven by an increase in accounts receivable;

•	Payments of withholding taxes in connection with share awards of $2.7 million; and

•	Payments for capital lease arrangements of $2.2 million.
Additional Liquidity and Capital Resources Information. During the year ended September 30, 2015, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of September 30, 2015, approximately $93.5 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $61.4 million. We do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of September 30, 2015, we have aggregate loan commitments from our senior secured credit facility totaling $842.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $152.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2015, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

September 30, 2015
Maximum aggregate available for borrowing	$842,000
Outstanding borrowings of senior secured credit facilities	(378,328)
Remaining amount	463,672
Limitations to borrowing due to debt covenants and other obligations (1)	(32,958)
Amount available for borrowing as of September 30, 2015 (2)	$430,714
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of September 30, 2015, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt consists of term loans primarily acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of September 30, 2015 we had $10.5 million outstanding for those obligations that are payable through September 2024.
Our expectations for fiscal year 2016. Our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and our availability under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for the foreseeable future. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2016 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

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

•
Other organic investments intended to maintain or improve our competitive position or support growth, such as costs to develop new products and expand product attributes, production and IT capacity expansion, Vistaprint Business Unit related advertising costs and the continued investment in our employees.

•	Purchase of ordinary shares

•	Corporate acquisitions and similar Investments

•	Reduction of debt

Contractual Obligations
Contractual obligations at September 30, 2015 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$39,212	$6,835	$10,868	$8,707	$12,802
Build-to-suit lease	131,247	12,569	25,139	25,139	68,400
Purchase commitments	26,466	26,466	—	—	—
Senior unsecured notes and interest payments	400,125	19,250	38,500	38,500	303,875
Other debt and interest payments	407,463	25,315	53,289	327,153	1,706
Capital leases	33,050	11,127	15,640	5,641	642
Other	25,820	11,160	9,916	4,744	—
Total (1)	$1,063,383	$112,722	$153,352	$409,884	$387,425
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.2 million as of September 30, 2015 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $39.2 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $2.0 million and $1.6 million, respectively.
Build-to-suit lease. Represents the cash payments for our facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At September 30, 2015, we had unrecorded commitments under contract of $26.5 million, which were composed of inventory purchase commitments of approximately $2.1 million, production and computer equipment purchases of approximately $14.0 million, and other unrecorded purchase commitments of $10.4 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015 and has been included in the table above.
Other debt and interest payments. The term loans of $152.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $226.3 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of September 30, 2015 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions and as of September 30, 2015 we had $10.5 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2015, is $36.1 million, net of accumulated depreciation of $19.8 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2015 amounts to $32.8 million.

Other Obligations. Other obligations include an installment obligation of $12.5 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2015. Other obligations also include the contingent consideration payment related to our fiscal 2014 acquisition of Printdeal of $7.9 million and deferred payments related to our acquisitions of druck.at and Litotipografia Alcione S.r.l. of $3.2 million and $2.2 million, respectively. Please refer to Note 3 in the accompanying consolidated financial statements for details related to the Printdeal obligation and Note 7 for details related to the Litotipografia Alcione S.r.l. acquisition.
Non-GAAP Financial Measure
Adjusted net operating profit after tax (NOPAT) presented below is a supplemental measure of our performance that is not required by, or presented in, accordance with GAAP. This metric is the primary metric by which we measure our consolidated financial performance and is intended to supplement investors' understanding of our operating results. Adjusted NOPAT is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in adjusted NOPAT. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
The table below sets forth operating income and adjusted net operating profit after tax for each of the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
GAAP Operating Income	$12,085	$16,859
Less: Cash taxes attributable to current period (see below)	(6,833)	(5,313)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	9,782	6,908
Change in fair value of contingent consideration (earn-out related charges) (1)	289	3,677
Share-based compensation related to investment consideration	802	497
Restructuring Costs	271	—
Less: Interest expense associated with Waltham lease	(350)	—
Include: Realized gain (loss) on currency forward contracts not included in operating income	316	(17)
Adjusted NOPAT (2)	$16,362	$22,611

Cash taxes paid in the current period	$4,709	$5,296
Less: cash taxes related to prior periods	359	(2,860)
Plus: cash taxes attributable to the current period but not yet paid	921	936
Plus: cash impact of excess tax benefit on equity awards attributable to current period	1,709	2,796
Less: installment payment related to the transfer of intellectual property in a prior year	(865)	(855)
Cash taxes attributable to current period	$6,833	$5,313
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Adjusted NOPAT will include the impact of impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other" and discontinued operations as defined by ASC 205-20 in periods in which they occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2015, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2015, we had $378.3 million of variable rate debt and $12.5 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of September 30, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $2.4 million over the next 12 months.
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

Our most significant net currency exposures by volume are in the British Pound, Canadian Dollar, Euro and Swiss Franc, although our exposures to these and other currencies fluctuate, particularly in our fiscal second quarter. Beginning in the fourth quarter of fiscal 2015, our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent EBITDA in order to protect our debt covenants. Since EBITDA excludes non-cash items such as depreciation and amortization that are included in net income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach.
In addition, we elect to execute currency forward contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans with another group company, which may be different from the functional currency of one of the subsidiary loan parties. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although they do not have a U.S. dollar cash impact for the consolidated group and therefore have currently elected not to hedge this exposure. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $21.3 million and $13.5 million on our income before taxes for the three months ended September 30, 2015 and 2014, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We may not achieve the objectives of our long-term investment and financial strategy, our financial projections relating to the growth and development of our business may turn out to be incorrect, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to develop our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantage we expect;

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations;

•	our failure to acquire businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

•	our inability to purchase or develop technologies and other key assets to increase our efficiency, enhance our competitive advantage, and scale our operations;

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in some markets;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	our failure to effectively manage competition and overlap within our brand portfolio;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to realize expected returns on our capital allocation decisions;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape;

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth; and

•	general economic conditions.

In addition, projections are inherently uncertain and are based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future in ways that may be beyond our control. Our actual results may differ materially from our projections due to various factors, including the factors listed immediately above and in the risk factor below entitled "We manage our business for long-term results," which are also applicable to longer-term results.
If our strategy is not successful, or if there is a market perception that our strategy is not successful, then our revenue, earnings, and value may not grow as anticipated or may decline, we may not be profitable, our reputation and brands may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.
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
Purchasers of customized micro business marketing products and services, including graphic design and customized printing, may not choose to shop online, which would prevent us from acquiring new customers that are necessary to the success of our business.

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
We manage our business for long-term results, and our quarterly and annual financial results will often fluctuate, which may lead to volatility in our share price.

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Additionally, we prioritize longer-term results over shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net income and operating cash flow and other results we report. Some of the specific factors that could cause our operating results to fluctuate include among others:

•
investments in our business in the current period intended to generate longer-term returns, where the shorter-term costs of, for example, developing technology, building infrastructure, or developing new customer offerings will not be offset by revenue or cost savings until future periods;

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

Some of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to, or may not choose to, adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares will likely decline.
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

To manage our operations and anticipated growth, we must continue to expand and refine our operational, financial, and management controls, human resource policies, reporting systems, and procedures in the many locations and across the many cultures in which we operate. If we are unable to operate and improve these systems and controls or if we discover deficiencies in our existing systems and controls, then our ability to manage our business, comply with our legal obligations, and provide a high-quality customer experience could be harmed, which would damage our reputation and brands and substantially harm our business and financial results.

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

An important component of our strategy is to selectively pursue acquisitions of businesses, technologies, and services and invest in businesses and joint ventures. The time and expense associated with finding suitable businesses, technologies, or services to acquire or invest in can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake.

Integrating newly acquired businesses, technologies, and services into our business and systems and monitoring and managing our investments and joint ventures are complex, expensive, time consuming, and subject to many risks, including the following:

•
We may not be able to retain customers and key employees of the acquired businesses, and we and the businesses we acquire or invest in may not be able to cross sell products and services to each other's customers.

•
An acquisition or investment may fail to achieve our goals and expectations for a number of reasons including the following: We may fail to integrate acquired businesses, technologies, services, or internal systems effectively, or the integration may be more expensive or take more time than we anticipated. The management of our investments may be more expensive or may take more resources than we expected. We may encounter unexpected cultural or language challenges in integrating an acquired business or managing our investment in a business. The business we acquired or invested in may not perform as well as we expected. We may not realize the anticipated benefits of integrating acquired businesses into our mass customization platform.

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

Any interruptions to our systems or operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brands, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.

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

Demand for our products and services, in particular in the Price Primary Market Segment where we have historically generated most of our business, is sensitive to price, and changes in our pricing strategies have a significant impact on our revenues and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. For example, changes to our pricing and marketing strategies in our Vistaprint brand have at times adversely affected our revenue growth and the numbers of customers and orders in some regions. If we fail to meet our customers' price expectations, our business and results of operations will suffer.

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

Businesses like ours are increasingly becoming targets for cyber attacks and other thefts of data. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any compromise or breach of our network, websites, or retail locations, our employee personal data, or our customer transaction data, including credit and debit card information, could, among other things:

•	damage our reputation and brands;

•	expose us to losses, litigation, and possible liability;

•	result in a failure to comply with legal and industry privacy regulations and standards;

•	lead to the misappropriation of our and our customers' proprietary or personal information; or

•	cause interruptions in our operations.

In addition, some of our vendors collect and maintain personal data about our employees, and some of our partners collect information from transactions with our customers. We may be liable or our reputation may be harmed if our vendors or partners fail to protect this information or use it in a manner that is inconsistent with legal and industry privacy regulations or our practices.

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

A default under our indenture or credit facility would have a material, adverse effect on our business.

Our failure to make scheduled payments on our debt or our breach of the covenants or restrictions under the indenture that governs our senior notes or under our credit facility could result in an event of default under the applicable indebtedness. Such a default would have a material, adverse effect on our business and financial condition, including the following, among others:

•	Our lenders could declare all outstanding principal and interest to be due and payable, and we and our subsidiaries may not have sufficient assets to repay that indebtedness.

•	Our secured lenders could foreclose against the assets securing their borrowings.

•	Our lenders under the credit facility could terminate all commitments to extend further credit under that facility.

•	We could be forced into bankruptcy or liquidation.

Our material indebtedness and interest expense could adversely affect our financial condition.

As of September 30, 2015, our total debt was $663.9 million, made up of $275 million of senior unsecured notes, $378.3 million of loan obligations under our credit facility and $10.5 million of other debt. We had unused commitments of $462.0 million under our credit facility (after giving effect to letter of credit obligations).

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

If we cannot make scheduled payments on our debt, we will be in default. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $2.4 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We source the raw materials for the products we sell from an expanding number of suppliers in an increasing number of jurisdictions worldwide, and we require our suppliers to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance. However, we cannot control our suppliers' business practices, and we may not be able to adequately vet, monitor, and audit our many suppliers throughout the world. If any of our suppliers violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain could be interrupted, which could harm our sales and results of operations.

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

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power of a non-U.S. corporation, or “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation”, or “CFC,” for an uninterrupted period of 30 days or more during a taxable year, then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year, must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income”, even if the "subpart F income" is not distributed. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
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
We will pay taxes even if we are not profitable on a consolidated basis, which could harm our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2014, our Supervisory Board authorized the repurchase of up to 6,400,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 12, 2016, and we may suspend or discontinue the repurchase program at any time. Our Supervisory Board approved this repurchase program pursuant to the authorization we received from our shareholders in November 2014. The following table outlines the purchases of our ordinary shares during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
July 1, 2015 through July 31, 2015	—	$—	—	6,400,000
August 1, 2015 through August 31, 2015	1,028,690	$67.88	1,028,690	5,371,310
September 1, 2015 through September 30, 2015	947,560	$74.28	947,560	4,423,750
Total	1,976,250	$70.95	1,976,250	4,423,750
(1) Average price paid per share includes commissions paid.
Item 6. Exhibits

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 30, 2015                       Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Form of Annual Award Agreement for fiscal year 2016 under our Amended and Restated Performance Incentive Plan for Covered Employees
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101
The following materials from this Annual Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.