Form 10-Q
period 2015-12-31
CIMPRESS N.V.
filed 2016-01-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Yes ☐     No ☑
As of January 22, 2016, there were 31,341,214 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$73,201	$103,584
Marketable securities	5,883	6,910
Accounts receivable, net of allowances of $333 and $372, respectively	36,100	32,145
Inventory	20,890	18,356
Prepaid expenses and other current assets	61,320	55,103
Total current assets	197,394	216,098
Property, plant and equipment, net	490,605	467,511
Software and web site development costs, net	27,148	22,109
Deferred tax assets	20,772	17,172
Goodwill	399,102	400,629
Intangible assets, net	141,589	151,063
Other assets	25,921	25,213
Total assets	$1,302,531	$1,299,795
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$73,748	$65,875
Accrued expenses	200,661	172,826
Deferred revenue	23,593	23,407
Deferred tax liabilities	—	1,043
Short-term debt	19,331	21,057
Other current liabilities	22,701	21,470
Total current liabilities	340,034	305,678
Deferred tax liabilities	44,819	48,007
Lease financing obligation	111,972	93,841
Long-term debt	528,395	493,039
Other liabilities	54,424	52,073
Total liabilities	1,079,644	992,638
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	64,833	57,738
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,437,158 and 33,203,065 shares outstanding, respectively	615	615
Treasury shares, at cost, 12,643,469 and 10,877,562 shares, respectively	(546,879)	(412,132)
Additional paid-in capital	327,968	324,281
Retained earnings	499,121	435,052
Accumulated other comprehensive loss	(123,158)	(98,909)
Total shareholders’ equity attributable to Cimpress N.V.	157,667	248,907
Noncontrolling interest	387	512
Total shareholders' equity	158,054	249,419
Total liabilities, noncontrolling interests and shareholders’ equity	$1,302,531	$1,299,795
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue	$496,274	$439,905	$872,022	$773,837
Cost of revenue (1)	197,571	156,620	354,854	286,840
Technology and development expense (1)	51,880	46,625	102,966	90,530
Marketing and selling expense (1)	142,671	139,058	264,806	250,885
General and administrative expense (1)	36,543	37,714	69,702	68,835
Income from operations	67,609	59,888	79,694	76,747
Other income, net	7,690	9,855	16,932	21,991
Interest expense, net	(10,160)	(3,031)	(18,286)	(6,377)
Income before income taxes	65,139	66,712	78,340	92,361
Income tax provision	7,079	3,850	11,019	6,082
Net income	58,060	62,862	67,321	86,279
Add: Net loss attributable to noncontrolling interests	328	747	1,077	1,024
Net income attributable to Cimpress N.V.	$58,388	$63,609	$68,398	$87,303
Basic net income per share attributable to Cimpress N.V.	$1.86	$1.96	$2.14	$2.69
Diluted net income per share attributable to Cimpress N.V.	$1.80	$1.89	$2.07	$2.62
Weighted average shares outstanding — basic	31,326,141	32,536,046	31,927,362	32,461,432
Weighted average shares outstanding — diluted	32,423,313	33,581,100	32,979,060	33,367,767
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of revenue	$28	$14	$54	$45
Technology and development expense	1,422	1,002	2,752	1,929
Marketing and selling expense	425	58	836	972
General and administrative expense	4,191	5,310	8,614	9,180

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$58,060	$62,862	$67,321	$86,279
Other comprehensive income, net of tax:
Foreign currency translation loss, net of hedges	(14,934)	(28,296)	(24,137)	(74,553)
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	464	(320)	(462)	(21)
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	214	216	440	429
Unrealized gain (loss) on available-for-sale-securities	171	(466)	(1,090)	(4,720)
Unrealized gain (loss) on pension benefit obligation	44	38	89	(65)
Comprehensive income	44,019	34,034	42,161	7,349
Add: Comprehensive loss attributable to noncontrolling interests	1,864	1,372	1,988	2,423
Total comprehensive income attributable to Cimpress N.V.	$45,883	$35,406	$44,149	$9,772

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2015	2014
Operating activities
Net income	$67,321	$86,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,063	47,354
Share-based compensation expense	12,256	12,126
Excess tax benefits derived from share-based compensation awards	(2,639)	(1,342)
Deferred taxes	(9,334)	(8,242)
Unrealized gain on derivative instruments included in net income	(1,918)	(3,482)
Change in fair value of contingent consideration	—	7,378
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(10,829)	(18,597)
Abandonment of long-lived assets	3,022	—
Other non-cash items	1,530	1,772
Gain on proceeds from insurance	(3,136)	—
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	(1,629)	(6,941)
Inventory	(3,087)	(3,256)
Prepaid expenses and other assets	(2,394)	14,738
Accounts payable	20,779	21,611
Accrued expenses and other liabilities	27,671	41,446
Net cash provided by operating activities	159,676	190,844
Investing activities
Purchases of property, plant and equipment	(43,549)	(34,952)
Business acquisitions, net of cash acquired	(27,532)	(22,997)
Purchases of intangible assets	(402)	(145)
Capitalization of software and website development costs	(12,127)	(7,449)
Proceeds from insurance related to investing activities	3,624	—
Other investing	775	—
Net cash used in investing activities	(79,211)	(65,543)
Financing activities
Proceeds from borrowings of debt	269,999	139,500
Payments of debt and debt issuance costs	(235,332)	(243,266)
Payments of withholding taxes in connection with equity awards	(4,246)	(2,764)
Payments of capital lease obligations	(6,377)	(2,842)
Excess tax benefits derived from share-based compensation awards	2,639	1,342
Purchase of ordinary shares	(142,204)	—
Proceeds from issuance of ordinary shares	2,052	4,782
Capital contribution from noncontrolling interest	5,141	—
Other financing	(303)	(92)
Net cash used in financing activities	(108,631)	(103,340)
Effect of exchange rate changes on cash and cash equivalents	(2,217)	(6,588)
Net (decrease) increase in cash and cash equivalents	(30,383)	15,373
Cash and cash equivalents at beginning of period	103,584	62,508
Cash and cash equivalents at end of period	$73,201	$77,881
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,998	$5,855
Income taxes	10,745	7,557

Supplemental schedule of non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$19,264	$41,943
Property and equipment acquired under capital leases	3,017	9,761
Amounts due for acquisitions of businesses	18,035	26,112
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
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for fair statement of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.
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

Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other period. The consolidated balance sheet at June 30, 2015 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Insurance Recoveries
During the three and six months ended December 31, 2015, we received $3,519 and $9,711, respectively in cash for payments toward an insurance settlement related to a fire that occurred at our Venlo, Netherlands production facility during the first quarter of fiscal 2016. The insurance proceeds were used to offset incurred losses, including the write-off of the net book value of damaged machinery, equipment and inventory and property-related cleanup costs, as well as business interruption losses for increased shipping and outsourcing costs. Insurance proceeds related to incurred losses are recognized when recovery is probable, while business interruption recoveries follow the gain contingency model and are recognized when realized or realizable and earned.
During the three and six months ended December 31, 2015, we recognized $1,970 and $6,575, respectively, as a reduction to cost of revenue, including $1,359 related to business interruption recoveries. We recognized a net gain of $1,549 and $3,136, respectively on the recovery of the replacement value of damaged machinery and equipment in excess of carrying value, as a component of other income, net in our consolidated statement of operations. We expect to finalize the settlement of our insurance claim by the end of the current fiscal year.
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended December 31, 2015 we committed to a plan to abandon a piece of manufacturing equipment and recognized a loss of $3,022 in cost of revenue during the period.
Share-Based Compensation
During the three and six months ended December 31, 2015, we recorded share-based compensation expense of $6,066 and $12,256, respectively, and $6,384 and $12,126 during the three and six months ended December 31, 2014, respectively. As of December 31, 2015, there was $42,194 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.4 years.
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
Other Income, net
The following table summarizes the components of other income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Gains on derivative instruments (1)	$3,186	$4,191	$5,553	$7,642
Currency related gains, net (2)	2,473	5,664	7,507	14,349
Other gains (3)	2,031	—	3,872	—
Total other income, net	$7,690	$9,855	$16,932	$21,991
_____________________
(1) Includes both realized and unrealized gains (losses) on derivative instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency related gains for the three and six months ended December 31, 2015 and 2014 are primarily driven by this intercompany activity.
(3) Includes a gain of $1,549 and $3,136 for the three and six months ended December 31, 2015, respectively, related to insurance proceeds received for an insurance claim resulting from a fire at our Venlo, Netherlands production facility.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Weighted average shares outstanding, basic	31,326,141	32,536,046	31,927,362	32,461,432
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,097,172	1,045,054	1,051,698	906,335
Shares used in computing diluted net income per share attributable to Cimpress N.V.	32,423,313	33,581,100	32,979,060	33,367,767
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	20,703	35,244	50,340	550,571

Treasury Shares
Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the three and six months ended December 31, 2015, we purchased 26,585 and 2,002,835 of our ordinary shares, respectively, for a total cost of $1,993 and $142,204, respectively, inclusive of transaction costs, in connection with our publicly announced share purchase programs.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17,"Balance Sheet Classification of Deferred Taxes," (ASU 2015-17), which requires an entity to present deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The new standard is effective for us on July 1, 2017, with early adoption permitted. We elected to early adopt this guidance for the second quarter of fiscal year 2016 on a prospective basis and therefore have not retrospectively adjusted any prior reporting periods. The adoption of this standard did not have a material effect on our consolidated financial statements.
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
New Accounting Standards to be Adopted
In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-01,"Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (ASU 2016-01) which requires an entity to recognize the fair value change of equity securities with readily determinable fair values in net income which was previously recognized within other comprehensive income. The new standard is effective for us on July 1, 2018. The standard does not permit early adoption and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The impact of ASU 2016-01 will result in the recognition of fair value changes for our available-for-sale securities within earnings. While we do not believe the impact will be material based on our current investments, it could create volatility in the consolidated statement of operations.
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
In July 2015, Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11,"Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completions, disposal, and transportation. The new standard is effective for us on July 1, 2016. The standard permits early adoption and should be applied prospectively as of the interim or annual period of adoption. We do not expect the effect of ASU 2015-11 to have a material impact on our consolidated financial statements.

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02) which places more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. The new standard is effective for us on July 1, 2016. The standard permits early adoption and the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We do not expect the effect of ASU 2015-02 to have a material impact on our consolidated financial statements.
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
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	December 31, 2015
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,002	$1,881	$5,883
Total investments in available-for-sale securities	$4,002	$1,881	$5,883

	June 30, 2015
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$3,939	$2,971	$6,910
Total investments in available-for-sale securities	$3,939	$2,971	$6,910

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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$5,883	$5,883	$—	$—
Currency forward contracts	4,248	—	4,248	—
Total assets recorded at fair value	$10,131	$5,883	$4,248	$—

Liabilities
Interest rate swap contracts	$(1,041)	$—	$(1,041)	$—
Cross-currency swap contracts	(5,738)	—	(5,738)	—
Currency forward contracts	(824)	—	(824)	—
Contingent consideration	(7,653)	—	—	(7,653)
Total liabilities recorded at fair value	$(15,256)	$—	$(7,603)	$(7,653)

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$6,910	$6,910	$—	$—
Currency forward contracts	1,902	—	1,902	—
Total assets recorded at fair value	$8,812	$6,910	$1,902	$—

Liabilities
Interest rate swap contracts	$(1,150)	$—	$(1,150)	$—
Cross-currency swap contracts	(8,433)	—	(8,433)	—
Currency forward contracts	(407)	—	(407)	—
Contingent consideration	(7,833)	—	—	(7,833)
Total liabilities recorded at fair value	$(17,823)	$—	$(9,990)	$(7,833)
During the quarter ended December 31, 2015 and the year ended June 30, 2015, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
The valuations of the derivatives intended to mitigate our interest rate and currency risk are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves, interest rate volatility, or spot and forward exchange rates, and reflects the contractual terms of these instruments, including the period to maturity. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements.
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Contingent consideration obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within general and administrative expenses in the consolidated statements of operations during the period in which the change occurs. The Printdeal contingent consideration includes terms to pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,547 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,653 based on the exchange rate as of December 31, 2015) is payable during the fourth quarter of fiscal 2016. As the Printdeal contingent liability is no longer variable, we do not expect any additional adjustments to fair value prior to payment.
During the six months ended December 31, 2015 and 2014, the following table represents the changes in fair value of Level 3 contingent consideration:

	2015	2014
Balance at June 30 (1)	$7,833	$16,072
Fair value adjustment	—	7,307
Cash payments	—	—
Foreign currency impact	(180)	(2,130)
Balance at December 31 (2)	$7,653	$21,249
_____________________
(1) Of the total contingent consideration outstanding as of June 30, 2015 and 2014, $7,833 and $6,276 was classified as a current liability, respectively. As of June 30, 2014, $9,796 was classified as a long-term liability.
(2) Of the total contingent consideration outstanding as of December 31, 2015 and 2014, $7,653 and $11,652 was classified as a current liability, respectively. As of December 31, 2014, $9,597 was classified as a long-term liability.

As of December 31, 2015 and June 30, 2015, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2015 and June 30, 2015 the carrying value of our debt, excluding debt issuance costs and debt discounts was $555,865 and $523,036, respectively, and the fair value was $559,077 and $539,752, respectively. Our debt at December 31, 2015 includes a variable rate debt instrument indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the three and six months ended December 31, 2015, we held one interest rate derivative instrument that was determined to be ineffective. We did not hold any interest rate derivative instruments that were determined to be ineffective during the three and six months ended December 31, 2014.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of December 31, 2015, we estimate that $395 will be reclassified from accumulated other comprehensive (loss) income to interest income during the twelve months ending December 31, 2016. As of December 31, 2015, we had six outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2019.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2015	$150,000
Contracts with a future start date	65,000
Total	$215,000
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
As of December 31, 2015, we had two outstanding cross-currency swap contracts with a total notional amount of $122,969, both maturing during April 2019. During the three and six months ended December 31, 2015, we recorded unrealized losses, net of tax, in accumulated other comprehensive (loss) income as a component of our cumulative translation adjustment in the amount $2,510 and $2,929, respectively. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.
Currency Forward Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar. We do not elect hedge accounting for our current currency forward contract activity; however, we may elect to apply hedge accounting in future scenarios. The change in the fair value of currency forward contracts is recognized directly in earnings, as a component of other income, net. During the three and six months ended December 31, 2015 and 2014, we have experienced volatility within other income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.

    As of December 31, 2015, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$265,829	September 2014 through December 2015	Various dates through June 2017	421	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2015 and June 30, 2015:

	December 31, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,044)	$3	$(1,041)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(5,738)	—	(5,738)
Total derivatives designated as hedging instruments		$—	$—	$—		$(6,782)	$3	$(6,779)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$4,797	$(549)	$4,248	Other current liabilities / other liabilities	$(1,372)	$548	$(824)
Total derivatives not designated as hedging instruments		$4,797	$(549)	$4,248		$(1,372)	$548	$(824)

	June 30, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,087)	$—	$(1,087)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(8,433)	—	(8,433)
Total derivatives designated as hedging instruments		$—	$—	$—		$(9,520)	$—	$(9,520)

Derivatives not designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$—	$—	Other liabilities	$(63)	$—	$(63)
Currency forward contracts	Other current assets	3,256	(1,354)	1,902	Other current liabilities	(1,792)	1,385	(407)
Total derivatives not designated as hedging instruments		$3,256	$(1,354)	$1,902		$(1,855)	$1,385	$(470)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and six months ended December 31, 2015 and 2014:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2015	2014	2015	2014
Interest rate swaps	$464	$(320)	$(462)	$(21)
Cross-currency swaps	2,510	—	2,929	—
	$2,974	$(320)	$2,467	$(21)
The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended December 31, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain (Loss)				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2015	2014	2015	2014
Interest rate swaps	$(286)	$(288)	$(588)	$(572)	Interest expense, net
Total before income tax	(286)	(288)	(588)	(572)	Income (loss) before income taxes
Income tax	72	72	148	143	Income tax provision
Total	$(214)	$(216)	$(440)	$(429)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2015	2014	2015	2014
Currency contracts	$3,189	$4,191	$5,563	$7,642	Other income, net
Interest rate swaps	(3)	—	(10)	—	Other income, net
	$3,186	$4,191	$5,553	$7,642
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $756, for the six months ended December 31, 2015:

	Gains (losses) on cash flow hedges	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Translation adjustments, net of hedges (1)	Total
Balance as of June 30, 2015	$(1,405)	$2,971	$(3,112)	$(97,363)	$(98,909)
Other comprehensive (loss) income before reclassifications	(462)	(1,090)	89	(23,226)	(24,689)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	440	—	—	—	440
Net current period other comprehensive (loss) income	(22)	(1,090)	89	(23,226)	(24,249)
Balance as of December 31, 2015	$(1,427)	$1,881	$(3,023)	$(120,589)	$(123,158)
________________________
(1) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses, net of tax of $4,509 have been included in accumulated other comprehensive loss as of December 31, 2015.
6. Waltham Lease Arrangement
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a yet to be constructed facility in Waltham, Massachusetts, USA. During the first quarter of fiscal 2016, the building was completed and we commenced lease payments in September 2015 and will make lease payments through September 2026.
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

Property, plant and equipment, net, included $122,218 and $104,315 as of December 31, 2015 and June 30, 2015, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $124,541 and $104,315, respectively, as of December 31, 2015 and June 30, 2015.
7. Business Combinations, Goodwill and Acquired Intangible Assets

During the first quarter of fiscal 2016, we acquired two businesses that were not material either individually or in the aggregate to our results. Complementing our Upload and Print Business Units segment, we acquired all of the outstanding capital stock of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited) and

Litotipografia Alcione S.r.l. on July 31, 2015 and July 29, 2015, respectively. The aggregate consideration for these two acquisitions was $25,366, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $9,390, $14,359 and $1,617, respectively.
Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill for the two acquisitions is not deductible for tax purposes, and has been attributed to our Upload and Print Business Units. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase and are not material for the three and six months ended December 31, 2015.
Goodwill
The carrying amount of goodwill by segment as of June 30, 2015 and December 31, 2015 is as follows:

	Vistaprint Business Unit	Upload and Print Business Units	All Other Business Units	Total
Balance as of June 30, 2015 (1)	$124,636	$250,487	$25,506	$400,629
Acquisitions (2)	—	9,390	—	9,390
Adjustments	—	72	—	72
Effect of currency translation adjustments (3)	(3,839)	(6,167)	(983)	(10,989)
Balance as of December 31, 2015	$120,797	$253,782	$24,523	$399,102
_________________
(1) Our segment reporting was revised during the first quarter of fiscal 2016 and, as such, we have re-allocated our goodwill by segment for the period ended June 30, 2015. In connection with our change in operating segments, there was an immaterial re-allocation of historical goodwill in the period. See Note 13 for additional details.
(2) During the first quarter of fiscal 2016 we acquired two businesses for a combined $25,366, net of cash acquired, resulting in $9,390 of additional goodwill.
(3) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and six months ended December 31, 2015 was $9,588 and $19,302, respectively, and $5,453 and $12,084 for the three and six months ended December 31, 2014. Amortization expense has increased in the second quarter of fiscal 2016 primarily due to our recent acquisitions of Exagroup, druck.at, and Tradeprint.
8. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2015	June 30, 2015
Compensation costs (1)	$41,978	$62,759
Income and indirect taxes (2)	49,947	25,495
Advertising costs	32,553	20,275
Acquisition-related consideration payable	12,300	17,400
Shipping costs	8,981	2,471
Sales returns	6,364	3,489
Production costs	6,125	3,348
Interest	5,209	5,731
Purchases of property, plant and equipment	2,267	3,030
Professional costs	2,077	2,396
Other	32,860	26,432
Total accrued expenses	$200,661	$172,826
_____________________
(1) The decrease in compensation costs is primarily due to accrued bonus and long-term incentive payments made in the first quarter of fiscal 2016.

(2) The increase in income and indirect taxes is primarily due to increased sales during the second quarter of fiscal 2016 which resulted in additional VAT across several of our locations.
Other current liabilities included the following:

	December 31, 2015	June 30, 2015
Current portion of lease financing obligation	$12,569	$10,475
Current portion of capital lease obligations	7,821	7,497
Other	2,311	3,498
Total other current liabilities	$22,701	$21,470
Other liabilities included the following:

	December 31, 2015	June 30, 2015
Long-term capital lease obligations	$21,575	$18,304
Long-term derivative liabilities	6,755	9,816
Other	26,094	23,953
Total other liabilities	$54,424	$52,073
9. Debt

	December 31, 2015	June 30, 2015
7.0% Senior unsecured notes due 2022	$275,000	$275,000
Senior secured credit facility	271,648	232,000
Other	9,217	11,536
Uncommitted credit facility	—	4,500
Debt issuance costs and debt discounts	(8,139)	(8,940)
Total debt outstanding, net	547,726	514,096
Less short-term debt (1)	19,331	21,057
Long-term debt	$528,395	$493,039
_____________________
(1) Balances as of December 31, 2015 and June 30, 2015 are inclusive of short-term debt issuance costs and debt discounts of $1,668 and $1,662, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2015, we were in compliance with all financial and other covenants related to our debt.
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
Senior Secured Credit Facility
As of December 31, 2015, we have a senior secured credit facility of $838,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $148,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of December 31, 2015, the weighted-average interest rate on outstanding borrowings was 2.48%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of December 31, 2015.
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of December 31, 2015 we had $9,217 outstanding for those obligations that are payable through September 2024.
10. Income Taxes
Income tax expense was $7,079 and $11,019 for the three and six months ended December 31, 2015, respectively, as compared to $3,850 and $6,082 for the same prior year periods. The increase in income tax expense is attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2016 as compared to fiscal 2015. We are forecasting a higher annual effective tax rate in fiscal 2016 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings combined with an increase in losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. For the three months ended December 31, 2015, we recognized a tax benefit of $1,422 from a reduction in deferred tax liabilities due to future tax rate decreases in Italy and the UK and a current tax benefit of $2,276 related to the extension of the US R&D credit, all of which were enacted into law during the quarter. Additionally, income tax expense for the same period in fiscal 2015 was reduced by $943 related to a reduction in our net liability for unrecognized tax benefits.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Cimpress group that are based in different tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer was eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. However, the recipient entity will receive a tax benefit associated with the future amortization of the fair market value of the intellectual property received, which for tax purposes will occur over a period of five years in accordance with the applicable tax laws.
As of December 31, 2015, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $4,501, including accrued interest of $149. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended December 31, 2015, we recognized a decrease in the net liability of $747 primarily due to the settlement of a tax audit during the quarter. Of the total amount of unrecognized tax benefits, approximately $1,865 will reduce the effective tax rate if recognized. It is reasonably possible that a further reduction in unrecognized tax benefits in the range of $400 to
$500 may occur within the next twelve months related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2012 through 2015 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2011 through 2015 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
One of our subsidiaries, Cimpress USA Incorporated, had been under income tax audit and subsequent administrative appeal by the Massachusetts Department of Revenue ("DOR") for the tax years 2006-2008 and 2010-2011. In December 2015, we reached an agreement with the DOR to settle this matter for $1,495. This audit is now officially concluded, and our tax balances have been updated accordingly.
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of December 31, 2015, the redemption value is less than the carrying value and therefore no adjustment has been made.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. During the six months ended December 31, 2015, we increased the carrying amount of the redeemable noncontrolling interest by $4,329 to reflect the estimated redemption value as of December 31, 2015. The fair value of the noncontrolling interest exceeds the carrying value as of December 31, 2015.

    We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the six months ended December 31, 2015, we contributed an additional $5,350 in cash and Plaza Create made a capital contribution of $5,141 in cash to the joint business. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put its shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of December 31, 2015, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2015	$57,738	$512
Capital contribution from noncontrolling interest	5,141	—
Accretion to redemption value	4,329	—
Net loss attributable to noncontrolling interest	(979)	(98)
Dividend to noncontrolling interest	(490)	—
Adjustment to noncontrolling interest	—	(22)
Foreign currency translation	(906)	(5)
Balance as of December 31, 2015	$64,833	$387
12. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of December 31, 2015, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We have call options to increase our ownership in Printi incrementally over an eight-year period with certain employee shareholders. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of December 31, 2015, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $6,051 and we have recognized $410 and $781 in general and administrative expense for the three and six months ended December 31, 2015, respectively, and $595 for each of the three and six months ended December 31, 2014.

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

•
All Other Business Units - Includes the operations of our Albumprinter and Most of World business units and newly formed Corporate Solutions business unit. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. The results of the newly formed Corporate Solutions business unit were previously part of the Vistaprint Business Unit, and the Corporate Solutions business unit will focus on delivering volume and revenue via partnerships. These business units have been combined into one reportable segment based on materiality.

Consistent with our historical reporting, the cost of our global legal, human resource, finance, facilities management, software and manufacturing engineering, the global component of our IT operations functions, and certain start-up costs related to new product introductions and manufacturing technologies are generally not allocated to the reporting segments and are instead reported and disclosed under the caption "Corporate and global functions." Corporate and global functions is a cost center and does not meet the definition of an operating segment. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
During the second quarter of fiscal 2016, we revised our segment revenue and profit allocation for the Vistaprint Business Unit and Corporate Solutions business unit, resulting in a shift of previously reported segment results for the Vistaprint Business Unit and All Other Business Units segments. The refined methodology represents a change from identifying segment revenue based on customer orientation (all repeat revenue attributed to the source of the customer's first order) to identifying segment revenue on a merchant basis (all new and repeat revenue attributed to the channel ordered through, regardless of the customer's first order). We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
In addition, during the first quarter of fiscal 2016 we introduced adjusted net operating profit as the primary metric by which our CODM measures segment financial performance. Certain items are excluded from segment adjusted net operating profit, such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain asset impairment expense and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in adjusted net operating profit and allocated based on headcount to the appropriate business unit or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM, for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Vistaprint Business Unit	$354,783	$345,451	$622,252	$606,694
Upload and Print Business Units	93,277	43,979	169,815	82,708
All Other Business Units	48,214	50,475	79,955	84,435
Total revenue	$496,274	$439,905	$872,022	$773,837

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Adjusted net operating profit by segment:
Vistaprint Business Unit	$117,825	$108,958	$184,183	$179,794
Upload and Print Business Units	15,237	5,617	26,124	10,137
All Other Business Units	6,881	8,435	5,796	9,868
Total adjusted net operating profit by segment	139,943	123,010	216,103	199,799
Corporate and global functions	(56,400)	(52,699)	(109,681)	(101,547)
Acquisition-related amortization and depreciation	(9,655)	(5,468)	(19,437)	(12,376)
Earn-out related charges (1)	(3,413)	(3,701)	(3,702)	(7,378)
Share-based compensation related to investment consideration	(1,735)	(1,100)	(2,537)	(1,597)
Certain impairments (2)	(3,022)	—	(3,022)	—
Restructuring charges	(110)	(154)	(381)	(154)
Interest expense for Waltham lease	2,001	—	2,351	—
Total income from operations	$67,609	$59,888	$79,694	$76,747
___________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of impairments or abandonments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other" or ASC 360 - "Property, plant, and equipment."

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Depreciation and amortization:
Vistaprint Business Unit	$10,195	$9,786	$20,057	$20,025
Upload and Print Business Units	10,519	5,160	20,549	10,984
All Other Business Units	4,921	3,584	9,970	7,857
Corporate and global functions	6,170	4,365	11,487	8,488
Total depreciation and amortization	$31,805	$22,895	$62,063	$47,354
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

United States	$207,663	$189,657	$387,076	$354,975
Non-United States (3)	288,611	250,248	484,946	418,862
Total revenue	$496,274	$439,905	$872,022	$773,837

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Physical printed products and other (4)	$480,217	$422,120	$839,245	$737,241
Digital products/services	16,057	17,785	32,777	36,596
Total revenue	$496,274	$439,905	$872,022	$773,837
___________________
(3) Our non-United States revenue includes the Netherlands, our country of domicile.
(4) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	December 31, 2015	June 30, 2015
Long-lived assets (5):
Canada	$95,145	$99,474
Netherlands	90,625	98,288
Switzerland	38,845	41,357
Italy	33,692	28,548
United States	31,879	31,417
Australia	24,930	26,908
France	24,936	21,449
Jamaica	23,113	23,814
Japan	19,798	16,219
Other	37,838	29,946
Total	$420,801	$417,420
___________________
(5) Excludes goodwill of $399,102 and $400,629, intangible assets, net of $141,589 and $151,063, the Waltham lease asset of $122,218 and $104,315, and deferred tax assets of $20,772 and $17,172 as of December 31, 2015 and June 30, 2015, respectively.
14. Commitments and Contingencies
Lease Commitments

We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the three and six months ended December 31, 2015 was $2,747 and $6,849, respectively, and $4,411 and $8,799 for the three and six months ended December 31, 2014, respectively.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2015, is $35,647, net of accumulated depreciation of $21,266; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2015 amounts to $29,397.
Purchase Obligations
At December 31, 2015, we had unrecorded commitments under contract of $40,239, which were principally composed of commitments for third-party web services of approximately $12,811, production and computer equipment purchases of approximately $11,691, commitments for professional fees of approximately $5,919, and other unrecorded purchase commitments of $9,818.
Other Obligations
We have an outstanding installment obligation of $11,690 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2015. As part of the purchase consideration for our 2014 acquisition of Printdeal, we agreed to pay the seller €4,000 in Cimpress shares in January 2016. During the third quarter of fiscal 2016, we elected to settle this liability in cash for $4,373. Other obligations also include the remaining fixed contingent consideration payment for Printdeal of $7,653 payable during the fourth quarter of fiscal 2016. In addition, we have deferred payments related to our acquisitions of druck.at, Exagroup SAS and Litotipografia Alcione S.r.l. of $3,205, $1,436 and $1,093, respectively.
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
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit after tax (NOPAT) and cash flow from operations. A summary of these key financial metrics for the three and six months ended December 31, 2015, as compared to the three and six months ended December 31, 2014 are as follows:
Second Quarter 2016

•	Reported revenue increased by 13% to $496.3 million.

•	Consolidated constant-currency revenue increased by 20% and excluding acquisitions increased by 10%.

•	Operating income increased $7.7 million to $67.6 million.

•	Adjusted net operating profit after tax (NOPAT) increased $15.4 million to $82.5 million and is defined in the Non-GAAP Financial Measure section below.
Year to Date 2016

•	Reported revenue increased by 13% to $872.0 million.

•	Consolidated constant-currency revenue increased by 21% and excluding acquisitions increased by 10%.

•	Operating income increased $2.9 million to $79.7 million.

•	Adjusted net operating profit after tax increased $9.1 million to $98.9 million.

•	Cash provided by operating activities decreased $31.2 million to $159.7 million.
For our second quarter and year to date results, reported revenue growth was primarily due to the addition of the revenue of our recently acquired Exagroup and druck.at brands, as well as continued growth in the Vistaprint Business Unit. Operating income and adjusted NOPAT increased versus the comparative periods a year ago, with increased profits in the Vistaprint Business Unit and Upload and Print Business Units, partially offset by planned increased investments in our Most of World businesses, product expansion, and the mass customization platform. In addition, our second quarter operating income and adjusted NOPAT reflect a benefit of $2.0 million from insurance proceeds recovered for a first quarter fiscal 2016 fire in our Venlo manufacturing facility.
Our Priorities
Extending our history of success into our third decade, and beyond, is important to us. To that end we work to optimize our business according to two priorities:

1.
Strategic Objective: To be the world leader in mass customization. By mass customization, we mean producing, with the reliability, quality and affordability of mass production, small individual orders where each and every one embodies the personal relevance inherent to customized physical products.

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

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.8%	35.6%	40.7%	37.1%
Technology and development expense	10.5%	10.6%	11.8%	11.7%
Marketing and selling expense	28.7%	31.6%	30.4%	32.4%
General and administrative expense	7.4%	8.6%	8.0%	8.9%
Income from operations	13.6%	13.6%	9.1%	9.9%
Other income, net	1.5%	2.3%	1.9%	2.8%
Interest expense, net	(2.0)%	(0.7)%	(2.1)%	(0.8)%
Income before income taxes	13.1%	15.2%	8.9%	11.9%
Income tax provision	1.4%	0.9%	1.3%	0.8%
Net income	11.7%	14.3%	7.6%	11.1%
Add: Net loss attributable to noncontrolling interests	0.1%	0.2%	0.1%	0.1%
Net income attributable to Cimpress N.V.	11.8%	14.5%	7.7%	11.2%

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Revenue	$496,274	$439,905	13%	$872,022	$773,837	13%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the three and six months ended December 31, 2015 and 2014 are shown in the following tables:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint Business Unit	$354,783	$345,451	3%	5%	8%	—%	8%
Upload and Print Business Units (3)	93,277	43,979	112%	16%	128%	(97)%	31%
All Other Business Units	48,214	50,475	(4)%	12%	8%	—%	8%
Total revenue	$496,274	$439,905	13%	7%	20%	(10)%	10%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint Business Unit	$622,252	$606,694	3%	5%	8%	—%	8%
Upload and Print Business Units (3)	169,815	82,708	105%	18%	123%	(92)%	31%
All Other Business Units	79,955	84,435	(5)%	12%	7%	(2)%	5%
Total revenue	$872,022	$773,837	13%	8%	21%	(11)%	10%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year over year revenue. Revenue from our fourth quarter fiscal 2015 and first quarter fiscal 2016 acquisitions is excluded from Q2 2016 revenue growth.
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
(3) The Upload and Print Business Units include the impact of our fiscal 2016 and 2015 acquisitions from their respective acquisition dates.
Vistaprint Business Unit
Reported revenue for both the three and six months ended December 31, 2015 increased 3% in each period to $354.8 million and $622.3 million, respectively, compared to the three and six months ended December 31, 2014. Our reported revenue growth was negatively affected by currency impacts during both the three and six months ended December 31, 2015 by 5%. The Vistaprint Business Unit constant-currency growth of 8% was primarily due to repeat customer bookings growth, with more modest growth in new customer bookings. Performance continues to be stronger in North American and Australian markets than most markets in Europe where we have more substantial customer value proposition changes to make in order to appeal more broadly to higher expectations customers. Although some of these customer value proposition efforts continue to create revenue headwinds in certain markets, we are realizing benefits from these investments in fiscal 2016 through improved customer retention rates and our increased Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10) in markets around the world.
Upload and Print Business Units
Reported revenue for the three and six months ended December 31, 2015 increased to $93.3 million and $169.8 million, respectively, from $44.0 million and $82.7 million in the prior comparative period primarily due to the addition of aggregate revenue of $42.9 million and $76.6 million, respectively, from the brands we acquired in the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016. For the three and six months ended December 31, 2015, currency negatively impacted revenue by $7.0 million and $15.0 million, respectively, versus the prior comparable periods. Additionally, we continue to see strong constant-currency revenue growth rates from our Pixartprinting and Printdeal brands, which we acquired in fiscal 2014.
All Other Business Units
Reported revenue for the three and six months ended December 31, 2015 decreased to $48.2 million and $80.0 million, respectively from $50.5 million and $84.4 million in the prior comparable periods, primarily due to negative impacts from currency of $6.1 million and $10.0 million, respectively. Constant currency revenue growth was primarily driven by seasonally strong growth from our Albumprinter brand.
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Cost of revenue	$197,571	$156,620	26%	$354,854	$286,840	24%
% of revenue	39.8%	35.6%		40.7%	37.1%
Technology and development expense	$51,880	$46,625	11%	$102,966	$90,530	14%
% of revenue	10.5%	10.6%		11.8%	11.7%
Marketing and selling expense	$142,671	$139,058	3%	$264,806	$250,885	6%
% of revenue	28.7%	31.6%		30.4%	32.4%
General and administrative expense	$36,543	$37,714	(3)%	$69,702	$68,835	1%
% of revenue	7.4%	8.6%		8.0%	8.9%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the three and six months ended December 31, 2015, as the operations we acquired within the Upload and Print Business Units have a lower gross margin profile than our traditional business and are growing faster; however, these companies also have lower marketing and selling costs.
The Vistaprint Business Unit cost of revenue increased to $112.4 million and $203.6 million for the three and six months ended December 31, 2015, respectively, from $107.6 million and $194.9 million in the prior year periods. The increase was primarily due to increased costs associated with production volume and product mix of $8.1 million and $16.3 million during the three and six months ended December 31, 2015. This increase was partially offset by the aggregate benefits of currency, productivity and efficiency gains of $1.3 million and $7.6 million during the three and six months ended December 31, 2015. In addition, the increase in cost of revenue for the second quarter was partially offset by by $2.0 million of insurance recoveries received during the current quarter, related to the fire that occurred at our Venlo, Netherlands production facility during the first quarter of fiscal 2016.
The Upload and Print Business Units cost of revenue increased to $60.4 million and $111.2 million for the three and six months ended December 31, 2015 from $30.0 million and $58.4 million in the prior comparable period primarily due to incremental manufacturing costs of $29.0 million and $52.4 million for the operations acquired in the fourth quarter of fiscal 2015 and first quarter of fiscal 2016.

The All Other Business Units cost of revenue increased to $20.5 million and $35.2 million for the three and six months ended December 31, 2015 from $19.0 million and $33.6 million in the prior year periods, primarily due to increased costs associated with production volume.
During the three and six months ended December 31, 2015 we had cost of revenue that was not allocated to our business units for management reporting of $4.3 million and $4.9 million, respectively. These costs primarily relate to a $3.0 million loss for the abandonment of a proprietary production platform in the second quarter, as well as certain start-up costs related to new product introductions and manufacturing technologies.
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
The growth in our technology and development expenses of $5.3 million and $12.4 million for the three and six months ended December 31, 2015 as compared to the prior comparative period was primarily due to increased payroll, share-based compensation and facility-related costs of $3.2 million and $8.0 million, respectively, as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to our mass customization platform and product expansion, and partly due to headcount from acquired businesses. Technology infrastructure-related costs increased by $2.2 million and $3.6 million, respectively, primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. Depreciation and amortization expense increased by $1.2 million and $1.8 million, respectively, primarily due to expense related to our fourth quarter fiscal 2015 acquisitions. In addition, other technology and development expense increased $0.1 million and $0.6 million primarily due to increased third party services. Also during the three and six months ended December 31, 2015, we had higher net capitalization of software costs of $1.4 million and $1.6 million, respectively, due to an increase in costs that qualified for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; amortization of certain acquired intangible assets, including customer relationships and trade names; and third-party payment processing fees. Our Upload and Print Business Units have a lower marketing and selling cost structure compared to the Vistaprint Business Unit.
    Our marketing and selling expenses increased by $3.6 million for the three months ended December 31, 2015 as compared to the prior comparative period primarily due to increased amortization expense of $3.1 million as a result of the customer and trademark related intangible assets related to our fourth quarter fiscal 2015 acquisitions. Our payroll and facility-related costs, inclusive of share-based compensation, increased by $0.4 million as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint Business Unit customer service resources in order to provide higher value services to our customers. Payment processing and third party services were $0.5 million higher than the prior period. The increase was partially offset by decreased advertising expense of $0.4 million, as the Vistaprint Business Unit advertising expense was positively impacted by currency movements.
The increase in our marketing and selling expenses of $13.9 million for the six months ended December 31, 2015 as compared to the prior comparative period was partially due to increased advertising costs of $6.0 million primarily due to product-focused television ad investments in both the U.S. and Canada for the Vistaprint Business Unit in the first quarter of fiscal 2016, as well as increased activity from our recently acquired brands. Acquired intangible asset amortization expense increased by $5.9 million and payroll and facility-related costs, inclusive of share-based compensation expense, increased by $1.8 million. Other marketing and selling expense increased by $0.2 million, primarily due to increased payment processing fees and third party services.

General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three months ended December 31, 2015 our general and administrative expenses decreased as compared to the prior comparative period by $1.2 million. During the three months ended December 31, 2014, we recognized $3.6 million of expense to remeasure the contingent consideration liabilities related to the Printdeal and Pixartprinting acquisitions which did not recur in the current period. In addition, our employee travel, training, and recruitment costs and third-party professional fees declined by $1.0 million and $0.9 million, respectively. The decreases in fiscal 2016 were partially offset by additional expense of $3.4 million during the three months ended December 31, 2015, for an amendment to a contingent compensation arrangement related to our fiscal 2015 Easyflyer acquisition. In addition, our payroll, share-based compensation expense and facility-related costs increased by $0.9 million as compared to the prior comparative period.
During the six months ended December 31, 2015 our general and administrative expenses increased as compared to fiscal 2015 by $0.9 million due to increased payroll-related costs and third-party professional fees of $4.0 million and $0.5 million, respectively. In addition, other general and administrative expenses increased by $0.3 million primarily due to increased employee travel, training, and recruitment costs. The additional expense of $3.4 million due to the amendment of the Easyflyer arrangement discussed above, was offset by a decline in re-measurement related expense for the Printdeal and Pixartprinting contingent consideration arrangements of $7.3 million that we incurred in fiscal 2015 but that did not recur in the six months ended December 31, 2015.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Gains on derivative instruments	$3,186	$4,191	$5,553	$7,642
Currency related gains, net	2,473	5,664	7,507	14,349
Other gains	2,031	—	3,872	—
Total other income, net	$7,690	$9,855	$16,932	$21,991
During the three and six months ended December 31, 2015, we recognized net gains of $7.7 million and $16.9 million, respectively, in other income as compared to net gains of $9.9 million and $22.0 million during the three and six months ended December 31, 2014. The decrease in other income was partially driven by lower gains of $2.5 million and $7.5 million during the three and six months ended December 31, 2015, respectively, due to currency exchange rate volatility related to our non-functional currency intercompany relationships.
In addition, the net gains we recognized on our currency forward contracts were lower during the three and six months ended December 31, 2015 at $3.2 million and $5.6 million, respectively, as compared to net gains of $4.2 million and $7.6 million that were recognized during the prior comparative periods. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for our currency forward contracts.
Other gains primarily consists of $1.5 million and $3.1 million for the three and six months ended December 31, 2015, related to insurance proceeds received for equipment damaged from a fire at our Venlo, Netherlands production facility.
Interest expense, net

Interest expense, net was $10.2 million and $18.3 million for the three and six months ended December 31, 2015, respectively, and $3.0 million and $6.4 million during the three and six months ended December 31, 2014. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts. The increase in interest expense, net is primarily a result of the issuance of our senior unsecured notes in March 2015, as well as increased interest expense associated with our Waltham lease arrangement. We expect interest expense to increase in future periods relative to historical trends as a result of our senior unsecured notes, our Waltham lease arrangement, and increased capital lease obligations for machinery and equipment.
Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Income tax provision	$7,079	$3,850	$11,019	$6,082
Effective tax rate	10.9%	5.8%	14.1%	6.6%
Income tax expense was $7.1 million and $11.0 million for the three and six months ended December 31, 2015, respectively, as compared to $3.9 million and $6.1 million for the same prior year periods. The increase in income tax expense is attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2016 as compared to fiscal 2015. We are forecasting a higher annual effective tax rate in fiscal 2016 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings combined with an increase in losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. For the three months ended December 31, 2015, we recognized a tax benefit of $1.4 million from a reduction in deferred tax liabilities due to future tax rate decreases in Italy and the UK and a current tax benefit of $2.3 million related to the extension of the US R&D credit, all of which were enacted into law during the quarter. Additionally, income tax expense for the same periods in fiscal 2015 was reduced by $0.9 million related to a reduction in our net liability for unrecognized tax benefits.
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
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Six Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$159,676	$190,844
Net cash used in investing activities	(79,211)	(65,543)
Net cash used in financing activities	(108,631)	(103,340)
At December 31, 2015, we had $73.2 million of cash and cash equivalents and $555.9 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $30.4 million during the six months ended December 31, 2015. We expect cash and cash equivalents to fluctuate over time depending on our working capital needs, as well as our share repurchase and acquisition activity. The cash flows during the six months ended December 31, 2015 related primarily to the following items:
Cash inflows:

•	Net income of $67.3 million;

•
Adjustments for non-cash items of $54.2 million primarily related to positive adjustments for depreciation and amortization of $62.1 million and share-based compensation costs of $12.3 million, offset by negative adjustments for non-cash tax related items of $12.0 million and unrealized currency-related gains of $10.8 million;

•
Changes in working capital balances of $41.3 million primarily driven by improved management of accounts payable and accrued expenses and increased seasonal volume for marketing and shipping costs that have not yet been paid;

•	Proceeds of debt of $34.7 million, net of payments;

•	Proceeds from an initial insurance claim settlement of $9.7 million, of which $6.1 million is presented as cash from operations and $3.6 million is presented as cash from investing activities; and

•	Capital contribution from a noncontrolling interest of $5.1 million.
Cash outflows:

•	Purchases of our ordinary shares of $142.2 million;

•
Capital expenditures of $43.5 million of which $19.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, $14.7 million were related to the purchase of land, facilities and leasehold improvements, and $9.8 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Payments for acquisitions, net of cash acquired, of $27.5 million;

•	Internal costs for software and website development that we have capitalized of $12.1 million;

•	Payments for capital lease arrangements of $6.4 million; and

•	Payments of withholding taxes in connection with share awards of $4.2 million.
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2015, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of December 31, 2015, approximately $71.4 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $64.3 million. We do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of December 31, 2015, we have aggregate loan commitments from our senior secured credit facility totaling $838.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $148.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2015, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

December 31, 2015
Maximum aggregate available for borrowing	$838,000
Outstanding borrowings of senior secured credit facilities	(271,648)
Remaining amount	566,352
Limitations to borrowing due to debt covenants and other obligations (1)	(1,627)
Amount available for borrowing as of December 31, 2015 (2)	$564,725
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of December 31, 2015, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.

Other debt. Other debt consists of term loans primarily acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of December 31, 2015 we had $9.2 million outstanding for those obligations that are payable through September 2024.
Our expectations for fiscal year 2016. Our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for the foreseeable future. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2016 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Large, discrete, internally developed projects that we believe can, over the longer term, provide us with materially important competitive capabilities and/or positions in new markets, such as investments in our software, service operations and other supporting capabilities for our integrated platform, costs incurred for post-merger integration efforts and expansion into new geographic markets.

•
Other organic investments intended to maintain or improve our competitive position or support growth, such as costs to develop new products and expand product attributes, production and IT capacity expansion, Vistaprint Business Unit related advertising costs and continued investment in our employees.

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at December 31, 2015 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$38,351	$6,822	$10,288	$9,069	$12,172
Build-to-suit lease	127,579	12,569	25,139	25,139	64,732
Purchase commitments	40,239	35,239	5,000	—	—
Senior unsecured notes and interest payments	400,125	19,250	38,500	38,500	303,875
Other debt and interest payments	310,019	27,516	79,080	201,965	1,458
Capital leases	29,779	10,548	14,181	4,530	520
Other	25,078	10,942	11,344	2,792	—
Total (1)	$971,170	$122,886	$183,532	$281,995	$382,757
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.5 million as of December 31, 2015 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $38.4 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $3.0 million and $1.6 million, respectively.
Build-to-suit lease. Represents the cash payments for our facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At December 31, 2015, we had unrecorded commitments under contract of $40.2 million, which were principally composed of commitments for third-party web services of approximately $12.8 million, production and computer equipment purchases of approximately $11.7 million, commitments for professional fees of approximately $5.9 million, and other unrecorded purchase commitments of $9.8 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015 and has been included in the table above.
Other debt and interest payments. The term loans of $148.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $123.6 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of December 31, 2015 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions, and as of December 31, 2015 we had $9.2 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2015, is $35.6 million, net of accumulated depreciation of $21.3 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2015 amounts to $29.4 million.
Other Obligations. Other obligations include an installment obligation of $11.7 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2015. As part of the purchase consideration for our 2014 acquisition of Printdeal, we agreed to pay the seller €4 million in Cimpress shares in January 2016. During the third quarter of fiscal 2016, we elected to settle this liability in cash for $4.4 million. Other obligations also include the remaining fixed contingent consideration payment for Printdeal of $7.7 million payable during the fourth quarter of fiscal 2016. In addition, we have deferred payments related to our acquisitions of druck.at and Litotipografia Alcione S.r.l. of $3.2 million and $1.1 million, respectively.

On December 18, 2015, we entered an agreement to acquire WIRmachenDRUCK GmbH, a German limited liability company. We agreed to acquire all of the shares of WIRmachenDRUCK for a purchase price of approximately €140.0 million payable at closing, subject to adjustment based upon acquired cash, debt, and working capital as of the closing date, of which €132.0 million will be payable in cash and €8.0 million will be payable in ordinary shares of Cimpress N.V. The agreement also includes a provision to pay the shareholders of WIRmachenDRUCK a potential earn out of up to €40.0 million in early 2018, based on the achievement of financial performance targets for calendar years 2016 and 2017. The transaction is subject to the satisfaction of various closing conditions, however we expect the acquisition to close during February 2016 and we will utilize proceeds from our various debt sources to finance the transaction.
Non-GAAP Financial Measure
Adjusted net operating profit after tax (NOPAT) presented below is a supplemental measure of our performance that is not required by, or presented in, accordance with GAAP. This metric is the primary metric by which we measure our consolidated financial performance and is intended to supplement investors' understanding of our operating results. Adjusted NOPAT is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain asset impairment expense and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in adjusted NOPAT. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The table below sets forth operating income and adjusted net operating profit after tax for each of the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
GAAP Operating income	$67,609	$59,888	$79,694	$76,747
Less: Cash taxes attributable to current period (see below)	(4,362)	(7,353)	(11,195)	(12,666)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	9,655	5,468	19,437	12,376
Earn-out related charges (1)	3,413	3,701	3,702	7,378
Share-based compensation related to investment consideration	1,735	1,100	2,537	1,597
Certain impairments (2)	3,022	—	3,022	—
Restructuring costs	110	154	381	154
Less: Interest expense associated with Waltham lease	(2,001)	—	(2,351)	—
Include: Realized gains on currency forward contracts not included in operating income	3,319	4,178	3,635	4,161
Adjusted NOPAT (3)	$82,500	$67,136	$98,862	$89,747

Cash taxes paid in the current period	$6,036	$2,261	$10,745	$7,557
Less: cash taxes related to prior periods	(2,463)	(588)	(2,104)	(3,448)
Plus: cash taxes attributable to the current period but not yet paid	718	608	1,639	1,544
Plus: cash impact of excess tax benefit on equity awards attributable to current period	936	5,927	2,645	8,723
Less: installment payment related to the transfer of intellectual property in a prior year	(865)	(855)	(1,730)	(1,710)
Cash taxes attributable to current period	$4,362	$7,353	$11,195	$12,666
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of impairments or abandonments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other" or ASC 360 - "Property, plant, and equipment."
(3) Adjusted NOPAT will include the impact of discontinued operations as defined by ASC 205-20 in periods in which they occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of December 31, 2015, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2015, we had $271.6 million of variable rate debt and $11.7 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of December 31, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.5 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans with another group company, which may be different from the functional currency of one of the subsidiary loan parties. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although they do not have a U.S. dollar cash impact for the consolidated group and therefore have currently elected not to hedge this exposure. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $31.9 million and $20.9 million on our income before taxes for the three months ended December 31, 2015 and 2014, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our future results may vary materially from those contained in forward-looking statements that we make in this Report and other filings with the SEC, press releases, communications with investors, and oral statements due to the following important factors, among others. Our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. We prioritize longer-term results over shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net income and operating cash flow and other results we report. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•
investments in our business in the current period intended to generate longer-term returns, where the shorter-term costs of, for example, developing technology, building infrastructure, or developing new customer offerings will not be offset by revenue or cost savings until future periods;

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues, costs, and fair value of our assets;

•	our hedging activity;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in revenue mix toward less profitable products and brands;

•	the commencement or termination of agreements with our strategic partners, suppliers, and others;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	expenses and charges related to our compensation agreements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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

We are a global company with production facilities, offices, and localized websites in multiple countries across six continents. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	our failure to improve and expand our financial and operational controls to manage our business and comply with our legal obligations;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners in some regions, such as Japan and Brazil;

•	our failure to properly understand and develop graphic design content and product formats appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries;

•	difficulty expatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

Our production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Some of the events that could cause interruptions in our operations or systems are, among others:

•	fire, natural disasters, or extreme weather - for example, our largest customer service center is located in Jamaica, which is subject to the risk of hurricanes

•	labor strike, work stoppage, or other issues with our workforce

•	political instability or acts of terrorism or war

•	power loss or telecommunication failure

•	attacks on our external websites or internal network by hackers or other malicious parties

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand

•	human error, including poor managerial judgment or oversight

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

Demand for our products and services, in particular in the Price Primary Market Segment where the Vistaprint Business Unit has historically generated most of its business, is sensitive to price, and changes in our pricing strategies have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenues and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

Failure to protect our networks and the confidential information of our customers, employees, and business partners against security breaches or thefts could damage our reputation and brands and substantially harm our business and results of operations.

Businesses like ours are increasingly becoming targets for cyber attacks and other thefts of data. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts. Any compromise or breach of our network, websites, offices, or retail locations, our employee personal data, or our customer transaction data, including credit and debit card information, could, among other things:

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

As of December 31, 2015, our total debt was $555.9 million, made up of $275 million of senior unsecured notes, $271.6 million of loan obligations under our credit facility and $9.2 million of other debt. We had unused commitments of $564.7 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2015, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.5 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We operate pursuant to written transfer pricing agreements among Cimpress N.V. and its subsidiaries, which establish transfer prices for various services performed by our subsidiaries for other Cimpress group companies. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm's length. With the exception of certain jurisdictions where we have obtained rulings or advance pricing agreements, our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

Our Articles of Association, Dutch law and the independent foundation, Stichting Continuïteit Cimpress, may make it difficult to replace or remove management, may inhibit or delay a change of control or may dilute shareholder voting power.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2014, our Supervisory Board authorized the repurchase of up to 6,400,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 12, 2016, and we may suspend or discontinue the repurchase program at any time. The following table outlines the purchases of our ordinary shares during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
October 1, 2015 through October 31, 2015	26,585	$74.97	26,585	4,423,750
November 1, 2015 through November 31, 2015	—	—	—	4,397,165
December 1, 2015 through December 31, 2015	—	—	—	4,397,165
Total	26,585	$74.97	26,585	4,397,165
(1) Average price paid per share includes commissions paid.

Item 6. Exhibits

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 29, 2016                       Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment No. 6 to Employment Agreement between Cimpress USA Incorporated and Robert S.Keane dated September 30, 2015
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101
The following materials from this Annual Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.