Form 10-Q
period 2016-03-31
CIMPRESS N.V.
filed 2016-04-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Yes ☐     No ☑
As of April 22, 2016, there were 31,468,685 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$76,726	$103,584
Marketable securities	6,194	6,910
Accounts receivable, net of allowances of $425 and $372, respectively	36,992	32,145
Inventory	19,640	18,356
Prepaid expenses and other current assets	64,656	55,103
Total current assets	204,208	216,098
Property, plant and equipment, net	497,182	467,511
Software and web site development costs, net	31,850	22,109
Deferred tax assets	21,560	17,172
Goodwill	474,736	400,629
Intangible assets, net	232,100	151,063
Other assets	24,905	25,213
Total assets	$1,486,541	$1,299,795
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$72,068	$65,875
Accrued expenses	191,757	172,826
Deferred revenue	29,383	23,407
Deferred tax liabilities	—	1,043
Short-term debt	19,842	21,057
Other current liabilities	24,900	21,470
Total current liabilities	337,950	305,678
Deferred tax liabilities	72,792	48,007
Lease financing obligation	111,109	93,841
Long-term debt	676,805	493,039
Other liabilities	71,231	52,073
Total liabilities	1,269,887	992,638
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	64,871	57,738
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,465,174 and 33,203,065 shares outstanding, respectively	615	615
Treasury shares, at cost, 12,615,453 and 10,877,562 shares, respectively	(550,766)	(412,132)
Additional paid-in capital	335,272	324,281
Retained earnings	465,168	435,052
Accumulated other comprehensive loss	(98,864)	(98,909)
Total shareholders’ equity attributable to Cimpress N.V.	151,425	248,907
Noncontrolling interest	358	512
Total shareholders' equity	151,783	249,419
Total liabilities, noncontrolling interests and shareholders’ equity	$1,486,541	$1,299,795
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue	$436,817	$339,901	$1,308,839	$1,113,738
Cost of revenue (1)	197,365	125,540	552,219	412,381
Technology and development expense (1)	57,392	48,311	160,358	138,841
Marketing and selling expense (1)	132,352	120,795	397,158	371,680
General and administrative expense (1)	36,398	40,914	106,100	109,748
Impairment of goodwill	30,841	—	30,841	—
(Loss) income from operations	(17,531)	4,341	62,163	81,088
Other (expense) income, net	(9,003)	8,291	7,929	30,282
Interest expense, net	(10,091)	(3,131)	(28,377)	(9,508)
(Loss) income before income taxes	(36,625)	9,501	41,715	101,862
Income tax (benefit) provision	(162)	1,576	10,857	7,658
Net (loss) income	(36,463)	7,925	30,858	94,204
Add: Net loss attributable to noncontrolling interests	3,100	686	4,177	1,710
Net (loss) income attributable to Cimpress N.V.	$(33,363)	$8,611	$35,035	$95,914
Basic net (loss) income per share attributable to Cimpress N.V.	$(1.06)	$0.26	$1.10	$2.95
Diluted net (loss) income per share attributable to Cimpress N.V.	$(1.06)	$0.25	$1.07	$2.85
Weighted average shares outstanding — basic	31,343,711	32,694,354	31,734,226	32,537,940
Weighted average shares outstanding — diluted	31,343,711	34,180,563	32,792,355	33,637,567
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of revenue	$3	$17	$57	$62
Technology and development expense	1,606	1,032	4,358	2,961
Marketing and selling expense	387	465	1,223	1,437
General and administrative expense	3,957	5,124	12,571	14,304

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(36,463)	$7,925	$30,858	$94,204
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss), net of hedges	27,563	(40,592)	3,426	(115,143)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(4,820)	(1,036)	(5,282)	(1,057)
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	3,160	201	3,600	630
Unrealized gain (loss) on available-for-sale-securities	27	(546)	(1,063)	(5,266)
Gain (loss) on pension benefit obligation, net	811	39	900	(26)
Comprehensive (loss) income	(9,722)	(34,009)	32,439	(26,658)
Add: Comprehensive loss attributable to noncontrolling interests	653	1,561	2,641	3,984
Total comprehensive (loss) income attributable to Cimpress N.V.	$(9,069)	$(32,448)	$35,080	$(22,674)

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2016	2015
Operating activities
Net income	$30,858	$94,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,517	69,756
Impairment of goodwill	30,841	—
Share-based compensation expense	18,153	18,764
Excess tax benefits derived from share-based compensation awards	(11,683)	(2,686)
Deferred taxes	(12,176)	(8,666)
Abandonment of long-lived assets	9,763	—
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net income	979	(7,435)
Change in fair value of contingent consideration	—	14,890
Payment of contingent consideration in excess of acquisition date fair value	—	(1,249)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(3,172)	(15,932)
Other non-cash items	2,795	3,126
Gain on proceeds from insurance	(3,136)	—
Changes in operating assets and liabilities excluding the effect of business acquisitions:
Accounts receivable	2,370	(855)
Inventory	(1,316)	(2,201)
Prepaid expenses and other assets	(4,269)	18,064
Accounts payable	12,496	(5,049)
Accrued expenses and other liabilities	14,515	17,683
Net cash provided by operating activities	183,535	192,414
Investing activities
Purchases of property, plant and equipment	(62,641)	(50,105)
Business acquisitions, net of cash acquired	(162,440)	(22,997)
Purchases of intangible assets	(453)	(201)
Capitalization of software and website development costs	(18,184)	(12,517)
Proceeds from insurance related to investing activities	3,624	—
Other investing activities	775	—
Net cash used in investing activities	(239,319)	(85,820)
Financing activities
Proceeds from borrowings of debt	516,008	218,500
Proceeds from issuance of senior notes	—	275,000
Payments of debt and debt issuance costs	(332,191)	(518,624)
Payment of purchase consideration included in acquisition-date fair value	(4,350)	(7,021)
Payments of withholding taxes in connection with equity awards	(5,768)	(4,297)
Payments of capital lease obligations	(10,137)	(4,315)
Excess tax benefits derived from share-based compensation awards	11,683	2,686
Purchase of ordinary shares	(153,467)	—
Proceeds from issuance of ordinary shares	3,379	10,967
Capital contribution from noncontrolling interest	5,141	4,160
Other financing activities	(303)	(118)
Net cash provided by (used in) financing activities	29,995	(23,062)
Effect of exchange rate changes on cash and cash equivalents	(1,069)	(11,828)
Net (decrease) increase in cash and cash equivalents	(26,858)	71,704
Cash and cash equivalents at beginning of period	103,584	62,508
Cash and cash equivalents at end of period	$76,726	$134,212
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,882	$7,366
Income taxes	11,089	10,629

Supplemental schedule of non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$19,264	$59,790
Property and equipment acquired under capital leases	7,244	9,762
Amounts due for acquisitions of businesses	18,361	13,614
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

Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other period. The consolidated balance sheet at June 30, 2015 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Insurance Recoveries
During the nine months ended March 31, 2016, we received $9,711 in cash for payments toward an insurance settlement related to a fire that occurred at our Venlo, Netherlands production facility during the first quarter of fiscal 2016. The insurance proceeds were used to offset incurred losses, including the write-off of the net book value of damaged machinery, equipment and inventory and property-related cleanup costs, as well as business interruption losses for increased shipping and outsourcing costs. Insurance proceeds related to incurred losses are recognized when recovery is probable, while business interruption recoveries follow the gain contingency model and are recognized when realized or realizable and earned.
During the nine months ended March 31, 2016, we recognized $6,575 as a reduction to cost of revenue, including $1,359 related to business interruption recoveries. We recognized a net gain of $3,136 on the recovery of the replacement value of damaged machinery and equipment in excess of carrying value, as a component of other (expense) income, net in our consolidated statement of operations. We did not recognize any related gain or loss during the three months ended March 31, 2016, but we expect to finalize the settlement of our insurance claim by the end of the current fiscal year.
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three and nine months ended March 31, 2016 we committed to plans to abandon certain manufacturing equipment and recognized a loss of $6,741 and $9,763, respectively in cost of revenue during the periods.
Share-Based Compensation
During the three and nine months ended March 31, 2016, we recorded share-based compensation expense of $5,953 and $18,209, respectively, and $6,638 and $18,764 during the three and nine months ended March 31, 2015, respectively. As of March 31, 2016, there was $38,303 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 2.3 years.
Foreign Currency Translation
Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of accumulated other comprehensive loss. Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other (expense) income, net in our consolidated statements of operations.
Other (expense) income, net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
(Losses) gains on derivatives not designated as hedging instruments (1)	$(1,505)	$5,756	$4,048	$13,398
Currency related (losses) gains, net (2)	(7,656)	2,535	(149)	16,884
Other gains (3)	158	—	4,030	—
Total other (expense) income, net	$(9,003)	$8,291	$7,929	$30,282
_____________________
(1) Includes both realized and unrealized (losses) gains on derivative forward currency contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency related (losses) gains for the three and nine months ended March 31, 2016 and 2015 are primarily driven by this intercompany activity. Includes unrealized losses of $4,034 for the three and nine months ended March 31, 2016 related to certain cross-currency swaps designated as cash flow hedges which offset unrealized gains on the remeasurement of certain intercompany loans.
(3) Primarily relates to a gain of $3,136 for the nine months ended March 31, 2016, related to insurance proceeds received for an insurance claim resulting from a fire at our Venlo, Netherlands production facility.

Net (Loss) Income Per Share Attributable to Cimpress N.V.
Basic net (loss) income per share attributable to Cimpress N.V. is computed by dividing net (loss) income attributable to Cimpress N.V. by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net (loss) income per share attributable to Cimpress N.V. gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”) and restricted share awards ("RSAs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Weighted average shares outstanding, basic	31,343,711	32,694,354	31,734,226	32,537,940
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	—	1,486,209	1,058,129	1,099,627
Shares used in computing diluted net (loss) income per share attributable to Cimpress N.V.	31,343,711	34,180,563	32,792,355	33,637,567
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress N.V.	1,095,873	39,265	41,854	380,136
_____________________
(1) Due to the net loss for the three months ended March 31, 2016, the effect of share options, RSUs, and RSAs is anti-dilutive.

Treasury Shares
Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the three and nine months ended March 31, 2016, we purchased 156,778 and 2,159,613 of our ordinary shares, respectively, for a total cost of $11,263 and $153,467, respectively, inclusive of transaction costs, in connection with our publicly announced share purchase programs. During the third quarter of fiscal 2016, we issued 112,364 of our ordinary shares from our treasury account as part of the acquisition of WIRmachenDRUCK. Refer to Note 7 for additional details of the acquisition.
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
New Accounting Standards to be Adopted
In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09,"Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," (ASU 2016-09), which requires all excess tax benefits and deficiencies on share-based payment awards to be recognized as income tax expense or benefit in the income statement. In addition, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur and excess tax benefits should be classified with other income tax cash flows as an operating activity. The new standard is effective for us on July 1, 2017. The standard permits early adoption in any annual or interim period and will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating our adoption timing and the effect that ASU 2016-09 will have on our consolidated financial statements.
In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-04,"Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," (ASU 2016-04), which requires an entity to recognize breakage for a liability resulting from the sale of a prepaid stored-value product in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for us on July 1, 2018. The standard permits early adoption and should be applied either retrospectively to each period presented or by means of a cumulative adjustment to retained earnings as of the beginning of the fiscal year adopted. We do not expect the effect of ASU 2016-04 to have a material impact on our consolidated financial statements.
In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02,"Leases (Topic 842)," (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating lease. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019. The standard permits early adoption. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements.
In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-01,"Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (ASU 2016-01) which requires an entity to recognize the fair value change of equity securities with readily determinable fair values in net income which was previously recognized within other comprehensive income. The new standard is effective for us on July 1, 2018. The standard does not permit early adoption and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The impact of ASU 2016-01 will result in the recognition of fair value changes for our available-for-sale securities within earnings. While we do not believe the impact will be material based on our current investments, it could create volatility in our consolidated statement of operations.
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
In July 2015, Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11,"Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completions, disposal, and transportation. The new standard is effective for us on July 1, 2016 and will be applied prospectively as of the interim or annual period of adoption. We do not expect the effect of ASU 2015-11 to have a material impact on our consolidated financial statements.

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02) which places more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. The new standard is effective for us on July 1, 2016. The standard permits early adoption and the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying it retrospectively. We do not expect the effect of ASU 2015-02 to have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has elected to defer the effective date to fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018, with early application permitted one year earlier. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating the adoption method for ASU 2014-09 but do not expect it to have a material impact on our consolidated financial statements.
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	March 31, 2016
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,286	$1,908	$6,194
Total investments in available-for-sale securities	$4,286	$1,908	$6,194

	June 30, 2015
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$3,939	$2,971	$6,910
Total investments in available-for-sale securities	$3,939	$2,971	$6,910

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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$6,194	$6,194	$—	$—
Currency forward contracts	2,217	—	2,217	—
Total assets recorded at fair value	$8,411	$6,194	$2,217	$—

Liabilities
Interest rate swap contracts	$(1,954)	$—	$(1,954)	$—
Cross-currency swap contracts	(14,750)	—	(14,750)	—
Currency forward contracts	(2,572)	—	(2,572)	—
Contingent consideration	(9,157)	—	—	(9,157)
Total liabilities recorded at fair value	$(28,433)	$—	$(19,276)	$(9,157)

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$6,910	$6,910	$—	$—
Currency forward contracts	1,902	—	1,902	—
Total assets recorded at fair value	$8,812	$6,910	$1,902	$—

Liabilities
Interest rate swap contracts	$(1,150)	$—	$(1,150)	$—
Cross-currency swap contracts	(8,433)	—	(8,433)	—
Currency forward contracts	(407)	—	(407)	—
Contingent consideration	(7,833)	—	—	(7,833)
Total liabilities recorded at fair value	$(17,823)	$—	$(9,990)	$(7,833)
During the quarter ended March 31, 2016 and the year ended June 30, 2015, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
Contingent consideration obligations are measured at fair value and are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes and probabilities for the contingent consideration. Certain contingent consideration obligations are valued using a Monte Carlo simulation model. We assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized within general and administrative expenses in the consolidated statements of operations during the period in which the change occurs.
Our contingent consideration liability increased during the three months ended March 31, 2016 due to the acquisition of WIRmachenDRUCK on February 1, 2016 which included a contingent payment based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017. The fair value of the contingent consideration is $1,185 and it is payable during the third quarter of fiscal 2018. See Note 7 for additional details related to the transaction. The remaining liability relates to the Printdeal contingent consideration which included terms to pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,547 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,921 based on the exchange rate as of March 31, 2016) is payable during the fourth quarter of fiscal 2016. As the Printdeal contingent liability is no longer variable, we do not expect any additional adjustments to fair value prior to payment.
During the nine months ended March 31, 2016 and 2015, the following table represents the changes in fair value of Level 3 contingent consideration:

	Nine Months Ended March 31,
	2016	2015
Balance at June 30, 2015 and 2014, respectively (1)	$7,833	$16,072
Fair value at acquisition date	1,185	—
Fair value adjustment	—	14,890
Cash payments	—	(8,271)
Foreign currency impact	139	(4,755)
Balance at March 31, 2016 and 2015, respectively (2)	$9,157	$17,936
_____________________
(1) Of the total contingent consideration outstanding as of June 30, 2015 and 2014, $7,833 and $6,276 was classified as a current liability, respectively. As of June 30, 2014, $9,796 was classified as a long-term liability.
(2) Of the total contingent consideration outstanding as of March 31, 2016 and 2015, $7,921 and $10,372 was classified as a current liability, respectively. As of March 31, 2016 and 2015, $1,236 and $7,564 was classified as a long-term liability, respectively.

As of March 31, 2016 and June 30, 2015, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2016 and June 30, 2015 the carrying value of our debt, excluding debt issuance costs and debt discounts was $704,415 and $523,036, respectively, and the fair value was $701,837 and $539,752, respectively. Our debt at March 31, 2016 includes a variable rate debt instrument indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward contracts to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings, as a component of other (expense) income, net.
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net.
During the three and nine months ended March 31, 2016, we held one interest rate swap instrument that was determined to be ineffective. We did not hold any interest rate swaps that were determined to be ineffective during the three and nine months ended March 31, 2015.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of March 31, 2016, we estimate that $512 will be reclassified from accumulated other comprehensive (loss) income to interest expense during the twelve months ending March 31, 2017. As of March 31, 2016, we had six outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2019.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2016	$150,000
Contracts with a future start date	65,000
Total	$215,000
Hedges of Currency Risk
Cross-Currency Swap Contracts
From time to time, we execute cross-currency swap contracts designated as cash flow hedges or net investment hedges. Cross-currency swaps involve an initial receipt of the notional amount in the hedge currency in exchange for our reporting currency based on a contracted exchange rate. Subsequently, we receive fixed rate payments in our reporting currency in exchange for fixed rate payments in the hedged currency over the life of the contract. At maturity, the final exchange involves the receipt of our reporting currency in exchange for the notional amount in the hedged currency.
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of March 31, 2016, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
During the three and nine months ended March 31, 2016, we recorded unrealized losses, net of tax, in accumulated other comprehensive (loss) income in the amount $3,915. Amounts reported in accumulated other comprehensive (loss) income will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2016, we estimate that $1,758 will be reclassified from accumulated other comprehensive (loss) income to other income, net during the twelve months ending March 31, 2017.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than U.S. Dollar. As of March 31, 2016, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. During the three and nine months ended March 31, 2016, we recorded unrealized losses, net of tax, in accumulated other comprehensive (loss) income as a component of our cumulative translation adjustment in the amount $2,999 and $70, respectively.
We did not hold any cross-currency swap contracts that were determined to be ineffective during the three and nine months ended March 31, 2016.
Currency Forward Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar. As of March 31, 2016, we had one currency forward contract designated as a net investment hedge with a total notional amount of $31,727, maturing during June 2019. We entered into the currency forward contract designated as a net investment hedge to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.
We have elected not to apply hedge accounting for all other currency forward contracts. During the three and nine months ended March 31, 2016 and 2015, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
    As of March 31, 2016, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$294,940	December 2014 through March 2016	Various dates through September 2017	441	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2016 and June 30, 2015:

	March 31, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,954)	$—	$(1,954)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(5,051)	—	(5,051)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(9,699)	—	(9,699)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(883)	—	(883)
Total derivatives designated as hedging instruments		$—	$—	$—		$(17,587)	$—	$(17,587)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$4,624	$(2,407)	$2,217	Other current liabilities / other liabilities	$(1,703)	$14	$(1,689)
Total derivatives not designated as hedging instruments		$4,624	$(2,407)	$2,217		$(1,703)	$14	$(1,689)

	June 30, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,087)	$—	$(1,087)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(8,433)	—	(8,433)
Total derivatives designated as hedging instruments		$—	$—	$—		$(9,520)	$—	$(9,520)

Derivatives not designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$—	$—	Other liabilities	$(63)	$—	$(63)
Currency forward contracts	Other current assets	3,256	(1,354)	1,902	Other current liabilities	(1,792)	1,385	(407)
Total derivatives not designated as hedging instruments		$3,256	$(1,354)	$1,902		$(1,855)	$1,385	$(470)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three and nine months ended March 31, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$(905)	$(1,036)	$(1,367)	$(1,057)
Cross-currency swaps	(3,915)	—	(3,915)	—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(2,999)	—	(70)	—
Currency forward contracts	(730)	—	(730)	—
	$(8,549)	$(1,036)	$(6,082)	$(1,057)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain (Loss)				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$(180)	$(268)	$(768)	$(840)	Interest expense, net
Cross-currency swaps	(4,034)	—	(4,034)	—	Other (expense) income, net
Total before income tax	(4,214)	(268)	(4,802)	(840)	Income (loss) before income taxes
Income tax	1,054	67	1,202	210	Income tax provision
Total	$(3,160)	$(201)	$(3,600)	$(630)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2016	2015	2016	2015
Currency contracts	$(1,505)	$5,770	$4,058	$13,412	Other (expense) income, net
Interest rate swaps	—	(14)	(10)	(14)	Other (expense) income, net
	$(1,505)	$5,756	$4,048	$13,398
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $24, for the nine months ended March 31, 2016:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2015	$(1,405)	$2,971	$(3,112)	$(97,363)	$(98,909)
Other comprehensive (loss) income before reclassifications	(5,282)	(1,063)	136	1,890	(4,319)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	3,600	—	764	—	4,364
Net current period other comprehensive (loss) income	(1,682)	(1,063)	900	1,890	45
Balance as of March 31, 2016	$(3,087)	$1,908	$(2,212)	$(95,473)	$(98,864)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses, net of tax of $9,017 have been included in accumulated other comprehensive loss as of March 31, 2016.
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

Property, plant and equipment, net, included $121,193 and $104,315 as of March 31, 2016 and June 30, 2015, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $123,678 and $104,315, respectively, as of March 31, 2016 and June 30, 2015.

7. Business Combinations

Acquisition of WIRmachenDRUCK GmbH

On February 1, 2016, we acquired 100% of the outstanding shares of WIRmachenDRUCK GmbH, a web-to-print business focused primarily on the German market. At closing, we paid €138,383 ($150,128 based on the exchange rate as of the date of acquisition) in cash and transferred €8,121 ($8,810 based on the exchange rate as of the date of acquisition) in ordinary shares of Cimpress N.V. We will pay an estimated €1,818 in cash ($1,972 based on the exchange rate as of the date of acquisition) during the fourth quarter of fiscal 2016 as a post-closing adjustment based on WIRmachenDRUCK's net cash and working capital position as of the acquisition date.

In addition, we agreed to a sliding scale earn-out of up to €40,000 ($43,395 based on the exchange rate as of the date of acquisition) based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017 and is payable at our option in cash or ordinary shares. The estimated fair value of the earn-out as of the acquisition date is $9,872, based on a Monte Carlo Simulation valuation model. As a portion of the earn-out attributed to the two majority selling shareholders is contingent upon their post-acquisition employment, $8,687 is not included as part of the consideration but will be recognized as compensation expense through the required employment period of December 2017. The remaining earn-out of $1,185, not contingent upon post-acquisition employment is included as a component of purchase consideration. We will re-evaluate the fair value of the earn-out on a quarterly basis and recognize any change in estimate in general and administrative expense.

The acquisition supports our strategy to build a mass customization platform via focused brands and compliments similar previous investments in Europe. WIRmachenDRUCK brings internet-based capabilities that aggregate and route large numbers of small orders to a network of specialized production partners. Their outsourced supply chain model allows them to compete across a vast selection of product types, formats, sizes, finishing options and delivery choices.

Our consolidated financial statements include WIRmachenDRUCK from February 1, 2016, the date of acquisition. WIRmachenDRUCK's revenue included in our consolidated revenues for the quarter ended March 31, 2016 was $28,397. WIRmachenDRUCK's net income included in our consolidated net (loss) income attributable to Cimpress N.V. for the quarter ended March 31, 2016 was $1,560, inclusive of amortization of identifiable intangible assets but exclusive of earn-out related compensation expense and corporate level interest expense.

We have estimated the fair value of the contingent consideration and fair values of the identifiable intangible assets assumed as part of the acquisition. The amounts reported are considered provisional as we are completing the valuation work. The table below details the consideration transferred to acquire WIRmachenDRUCK:

Cash consideration	$152,100
Cimpress N.V. shares transferred	8,810
Fair value of contingent consideration	1,185
Total consideration	$162,095

The excess of the purchase price paid over the fair value of WIRmachenDRUCK's net assets was recorded as goodwill, which is primarily attributed to expected expansion of the customer base and value of the workforce of WIRmachenDRUCK. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Upload and Print business units reportable segment. The provisional fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed
Cash and cash equivalents	$15,220	n/a
Other current assets	5,231	n/a
Other non-current assets	1,259	n/a
Accounts payable and other current liabilities	(17,566)	n/a
Deferred tax liability	(27,337)	n/a
Identifiable intangible assets:
Customer relationships	24,952	7
Trade name	24,952	15
Print network	23,867	9
Referral network	10,849	7
Developed technology	8,679	3
Goodwill	91,989	n/a
Total purchase price	$162,095

Other fiscal 2016 acquisitions
During the first quarter of fiscal 2016, we acquired two businesses that were not material to our results either individually or in the aggregate. Complementing our Upload and Print business units segment, we acquired all of the outstanding capital stock of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited) and Litotipografia Alcione S.r.l. on July 31, 2015 and July 29, 2015, respectively. The aggregate consideration for these two acquisitions was $25,366, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $9,390, $14,359 and $1,617, respectively.
Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transaction. The goodwill for the two acquisitions is not deductible for tax purposes, and has been attributed to our Upload and Print business units. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase and are not material for the three and nine months ended March 31, 2016.
We utilized proceeds from our credit facility to finance our fiscal 2016 acquisitions. In connection with these acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of approximately $844 and $1,289 during the three and nine months ended March 31, 2016, respectively. We have not presented pro forma results of the operations of the companies we acquired in fiscal 2016 because the effects of the acquired companies are not material to our consolidated financial statements.

8. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2015 and March 31, 2016 is as follows:

	Vistaprint business unit	Upload and Print business units	All Other business units	Total
Balance as of June 30, 2015 (1)	$124,636	$250,487	$25,506	$400,629
Acquisitions (2)	—	101,379	—	101,379
Impairments (3)	—	(30,841)	—	(30,841)
Adjustments	—	(62)	—	(62)
Effect of currency translation adjustments (4)	(1,628)	5,615	(356)	3,631
Balance as of March 31, 2016	$123,008	$326,578	$25,150	$474,736
_________________
(1) Our segment reporting was revised during the first quarter of fiscal 2016 and, as such, we have re-allocated our goodwill by segment for the period ended June 30, 2015. In connection with our change in operating segments, there was an immaterial re-allocation of historical goodwill in the period. See Note 14 for additional details.
(2) See Note 7 for additional details.
(3) During the third quarter of fiscal 2016 we recorded an impairment of $30,841 related to our Exagroup reporting unit. See below for additional details.
(4) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and nine months ended March 31, 2016 was $10,812 and $30,114, respectively, and $4,719 and $16,803 for the three and nine months ended March 31, 2015. Amortization expense has increased in the three and nine months ended March 31, 2016 primarily due to our acquisitions of WIRmachenDRUCK, Exagroup, druck.at, and Tradeprint.
Impairment Review
We perform our annual goodwill impairment test on January 1 of each fiscal year unless interim indicators of impairment exist. We perform our impairment test at a reporting unit level, which is either an operating segment or one level below, referred to as a “component.” The level at which the impairment test is performed requires an assessment of whether the operations below an operating segment should be aggregated as one reporting unit due to their similarity or reviewed individually. As of January 1, 2016, we have ten reporting units containing goodwill, including six operating segments that are part of the Upload and Print business units reportable segment, three operating segments that are part of the All Other business units reportable segment and the Vistaprint business unit operating and reportable segment.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For our annual impairment test as of January 1, 2016, we evaluated each of our ten reporting units individually. We considered the timing of our most recent fair value assessment and associated headroom, actual operating results as compared to cash flow forecasts used in the most recent fair value assessments, current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. Our qualitative assessment for fiscal 2016 determined that there was no indication that the carrying value for nine of our reporting units exceeded the fair value. We concluded that the goodwill of our Exagroup reporting unit, which is part of our Upload and Print business units reportable segment, may not be fully recoverable as the reporting unit is forecasting lower projected revenue and profitability levels than originally estimated as of the acquisition date. This change is due in part to Exagroup's need to, and plans to react to heightened competition in its target market, as well as reduction in our expectations for long-term margins in this business. As a result of the decline in the long-term expected cash flows, we performed the quantitative two-step goodwill impairment test.

Prior to performing the quantitative goodwill impairment test, we first evaluated the recoverability of the Exagroup long-lived assets as the change in expected long-term cash flows is indicative of a potential impairment. Long-lived and intangible assets are required to be reviewed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The related estimated future undiscounted cash flows expected to result from the use of the asset group are compared to the asset group's carrying amount, and an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value of the asset. We performed the recoverability test using undiscounted cash flows for our Exagroup asset group and concluded that no impairment of long-lived assets exists.
In order to execute the quantitative goodwill impairment test, we first compared the fair value of the Exagroup reporting unit to its carrying value. We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the Exagroup reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income producing assets. We considered using the market approach but concluded it was not appropriate in valuing this particular reporting unit given the lack of relevant market comparisons available for application of the market approach. The cash flow projections in the Exagroup fair value analysis are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC of 13% used to test the Exagroup goodwill was derived from a group of comparable companies. The calculated fair value of the Exagroup reporting unit was determined to be less than the carrying value as of January 1, 2016 and, as such, we concluded that the second step of the goodwill analysis was required to measure the impairment loss.
We performed step two of the goodwill impairment test and measured the fair value of all assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculated the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The carrying amount of the goodwill as of January 1, 2016 was compared to the implied fair value of the goodwill, resulting in a partial impairment loss of $30,841 during the quarter ended March 31, 2016. A portion of the impairment loss has been attributed to the noncontrolling interest based on its third-party shareholders' 30% ownership interest.
Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections.
9. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2016	June 30, 2015
Compensation costs (1)	$51,502	$62,759
Income and indirect taxes (2)	42,972	25,495
Advertising costs	25,386	20,275
Acquisition-related consideration payable	10,337	17,400
Interest payable	10,000	5,731
Shipping costs	6,378	2,471
Sales returns	5,199	3,489
Production costs	3,967	3,348
Purchases of property, plant and equipment	3,362	3,030
Professional costs	1,733	2,396
Other	30,921	26,432
Total accrued expenses	$191,757	$172,826
_____________________

(1) The decrease in compensation costs is primarily due to accrued bonus and long-term incentive payments made in the first quarter of fiscal 2016.
(2) The increase in income and indirect taxes is primarily due to additional VAT and tax payable balances from our fiscal 2016 acquisitions.
Other current liabilities included the following:

	March 31, 2016	June 30, 2015
Current portion of lease financing obligation	$12,569	$10,475
Current portion of capital lease obligations	8,109	7,497
Other	4,222	3,498
Total other current liabilities	$24,900	$21,470
Other liabilities included the following:

	March 31, 2016	June 30, 2015
Long-term capital lease obligations	$23,708	$18,304
Long-term derivative liabilities	17,764	9,816
Other	29,759	23,953
Total other liabilities	$71,231	$52,073
10. Debt

	March 31, 2016	June 30, 2015
7.0% Senior unsecured notes due 2022	$275,000	$275,000
Senior secured credit facility	417,676	232,000
Other	11,739	11,536
Uncommitted credit facility	—	4,500
Debt issuance costs and debt discounts	(7,768)	(8,940)
Total debt outstanding, net	696,647	514,096
Less short-term debt (1)	19,842	21,057
Long-term debt	$676,805	$493,039
_____________________
(1) Balances as of March 31, 2016 and June 30, 2015 are inclusive of short-term debt issuance costs and debt discounts of $1,681 and $1,662, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2016, we were in compliance with all financial and other covenants related to our debt.
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
Senior Secured Credit Facility
As of March 31, 2016, we have a senior secured credit facility of $834,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $144,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of March 31, 2016, the weighted-average interest rate on outstanding borrowings was 2.39%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of March 31, 2016.
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of March 31, 2016 we had $11,739 outstanding for those obligations that are payable through September 2024.
11. Income Taxes
Income tax (benefit) expense was $(162) and $10,857 for the three and nine months ended March 31, 2016, respectively, as compared to $1,576 and $7,658 for the same prior year periods. The tax benefit recognized for the three months ended March 31, 2016 is primarily due to tax benefits associated with currency exchange losses and the manufacturing equipment abandonment loss described in Note 2. The increase in income tax expense for the nine months ended March 31, 2016 as compared to the same period ended in 2015 is primarily attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2016 as compared to fiscal 2015. We are forecasting a higher annual effective tax rate in fiscal 2016 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings combined with an increase in losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. The acquisition of WIRmachenDRUCK has also contributed to the increase in our tax expense for the nine months ended March 31, 2016. Additionally, during the nine months ended March 31, 2016, we recognized a tax benefit of $1,422 from a reduction in deferred tax liabilities due to future tax rate decreases in Italy and the UK and a current tax benefit of $2,140 related to the extension of the US R&D credit. Income tax expense for the same period in fiscal 2015 was reduced by $943 related to a reduction in our net liability for unrecognized tax benefits.

The impairment loss on goodwill described in Note 8 is nondeductible for tax purposes, and, accordingly, no tax benefit has been recorded related to this item. However, the reduction to pretax earnings does have an unfavorable impact on our effective tax rate for the quarter.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Cimpress group that are based in different tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer was eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. Our subsidiary based in Switzerland was the recipient of the intellectual property. In accordance with Swiss tax law, we are entitled to amortize the fair market value of the intellectual property received at the date of transfer over five years for tax purposes.
As of March 31, 2016, we had a net liability for unrecognized tax benefits included in the balance sheet of approximately $4,023, including accrued interest of $103. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. During the nine months ended March 31, 2016, we recognized a decrease in the net liability of $477 primarily due to the expiration of certain statutes of limitations during the quarter. Of the total amount of unrecognized tax benefits, approximately $1,837 will reduce the effective tax rate if recognized. It is reasonably possible that a further reduction in unrecognized tax benefits in the range of $400 to $500 may occur within the next twelve months related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2015 remain open for examination by the United States Internal Revenue Service and the years 2011 through 2015 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
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
12. Noncontrolling Interests
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. During the nine months ended March 31, 2016, the losses attributable to the noncontrolling interest, primarily due to the goodwill impairment loss as discussed in Note 8, reduced the carrying value below the fixed redemption amount. We recorded an adjustment of $7,025 to increase the carrying value to the fixed redemption amount, which offset the net loss attributable to noncontrolling interest during the three months ended March 31, 2016.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. During the nine months ended March 31, 2016, we increased the carrying amount of the redeemable noncontrolling interest by $4,919 to reflect the estimated redemption value as of March 31, 2016.
    We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the nine months ended March 31, 2016, we contributed an additional $5,350 in cash and Plaza Create made a capital contribution of $5,141 in cash to the joint business. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put its shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of March 31, 2016, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 13. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2015	$57,738	$512
Capital contribution from noncontrolling interest	5,141	—
Accretion to redemption value recognized in retained earnings (1)	4,919	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (2)	7,025	—
Net loss attributable to noncontrolling interest	(11,126)	(76)
Dividend to noncontrolling interest	(368)	—
Adjustment to noncontrolling interest	—	(74)
Foreign currency translation	1,542	(4)
Balance as of March 31, 2016	$64,871	$358
_____________________
(1) The estimated fair value of the noncontrolling interest exceeds the carrying value as of March 31, 2016.
(2) As of March 31, 2016, the noncontrolling interest redemption amount is greater than the estimated fair value.

13. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of March 31, 2016, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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

We have call options to increase our ownership in Printi incrementally over an eight-year period with certain employee shareholders. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of March 31, 2016, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $6,015 and we have recognized $372 and $1,153 in general and administrative expense for the three and nine months ended March 31, 2016, respectively, and $999 for the nine months ended March 31, 2015.
14. Segment Information
During the first quarter of fiscal 2016, we revised our internal organizational and reporting structure resulting in changes to our reportable segments. Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of March 31, 2016 we have several operating segments under our management reporting structure which are reported in the following three reportable segments:

•
Vistaprint business unit - Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print business units - This operating segment includes the results of our druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting,Tradeprint, and WIRmachenDRUCK branded businesses.

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
In addition, during the first quarter of fiscal 2016 we introduced adjusted net operating profit as the primary metric by which our CODM measures segment financial performance. Certain items are excluded from segment adjusted net operating profit, such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in adjusted net operating profit and allocated based on headcount to the appropriate business unit or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM, for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.
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
Revenue by segment is based on the business unit-specific websites through which the customer’s order was transacted. The following tables set forth revenue, adjusted net operating profit by reportable segment, total income from operations and total income before taxes.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Vistaprint business unit	$289,901	$268,490	$912,153	$875,184
Upload and Print business units	116,356	38,674	286,171	121,382
All Other business units	30,560	32,737	110,515	117,172
Total revenue	$436,817	$339,901	$1,308,839	$1,113,738

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Adjusted net operating profit by segment:
Vistaprint business unit	$79,791	$69,255	$263,974	$249,049
Upload and Print business units	15,880	3,438	42,004	13,575
All Other business units	(3,895)	451	1,901	10,319
Total adjusted net operating profit by segment	91,776	73,144	307,879	272,943
Corporate and global functions	(60,770)	(54,757)	(170,451)	(156,304)
Acquisition-related amortization and depreciation	(10,879)	(4,515)	(30,316)	(16,891)
Earn-out related charges (1)	(883)	(7,512)	(4,585)	(14,890)
Share-based compensation related to investment consideration	(1,168)	(1,499)	(3,705)	(3,096)
Certain impairments (2)	(37,582)	—	(40,604)	—
Restructuring charges	—	(520)	(381)	(674)
Interest expense for Waltham lease	1,975	—	4,326	—
Total income from operations	(17,531)	4,341	62,163	81,088
Other income, net	(9,003)	8,291	7,929	30,282
Interest expense, net	(10,091)	(3,131)	(28,377)	(9,508)
Income before income taxes	$(36,625)	$9,501	$41,715	$101,862
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Depreciation and amortization:
Vistaprint business unit	$10,049	$9,679	$30,106	$29,704
Upload and Print business units	12,850	5,119	33,399	16,103
All Other business units	4,667	3,137	14,637	10,994
Corporate and global functions	6,888	4,467	18,375	12,955
Total depreciation and amortization	$34,454	$22,402	$96,517	$69,756
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

United States	$192,933	$177,268	$580,009	$532,243
Non-United States (3)	243,884	162,633	728,830	581,495
Total revenue	$436,817	$339,901	$1,308,839	$1,113,738

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Physical printed products and other (4)	$421,402	$322,564	$1,260,647	$1,059,805
Digital products/services	15,415	17,337	48,192	53,933
Total revenue	$436,817	$339,901	$1,308,839	$1,113,738
___________________
(3) Our non-United States revenue includes the Netherlands, our country of domicile.
(4) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	March 31, 2016	June 30, 2015
Long-lived assets (5):
Netherlands	$93,438	$98,288
Canada	89,696	99,474
Switzerland	38,479	41,357
Italy	33,874	28,548
United States	32,189	31,417
Australia	25,544	26,908
France	25,081	21,449
Jamaica	22,851	23,814
Japan	21,530	16,219
Other	50,062	29,946
Total	$432,744	$417,420
___________________
(5) Excludes goodwill of $474,736 and $400,629, intangible assets, net of $232,100 and $151,063, the Waltham lease asset of $121,193 and $104,315, and deferred tax assets of $21,560 and $17,172 as of March 31, 2016 and June 30, 2015, respectively.

15. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the three and nine months ended March 31, 2016 was $3,083 and $9,932, respectively, and $4,087 and $12,886 for the three and nine months ended March 31, 2015, respectively. The decrease in total lease expense during fiscal 2016 as compared to the prior comparable periods is due to the move to our Waltham, Massachusetts facility during the first quarter of fiscal 2016 and the treatment of the related lease similar to a capital lease, with cash payments allocated to depreciation expense and interest expense.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2016, is $38,532, net of accumulated depreciation of $24,437; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2016 amounts to $31,813.
Purchase Obligations
At March 31, 2016, we had unrecorded commitments under contract of $31,571, which were principally composed of commitments for third-party web services of approximately $5,002, production and computer equipment purchases of approximately $12,669, commitments for professional and consulting fees of approximately $5,542, commitments for advertising campaigns of $3,286, and other unrecorded purchase commitments of $5,072.
Other Obligations
We have an outstanding installment obligation of $10,389 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2016. Other obligations also include a fixed contingent consideration payment for Printdeal of $7,921 payable during the fourth quarter of fiscal 2016 and a variable contingent consideration payment for our recent WIRmachenDRUCK acquisition, based on the achievement of certain financial targets, payable at our option in cash or ordinary shares in fiscal 2018 of $1,236. In addition, we have deferred payments related to fiscal 2015 and 2016 acquisitions of $8,416 in aggregate.
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
During the first quarter of fiscal 2016, we modified our internal organizational and reporting structure, resulting in the Vistaprint business unit, the Upload and Print business units, and the All Other business units constituting our reportable segments. The Vistaprint business unit represents our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business. The Upload and Print business units segment includes the druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, Tradeprint, and WIRmachenDRUCK branded businesses. The All Other business units segment includes the operations of our Albumprinter and Most of World business units and newly formed Corporate Solutions business unit, which historically was part of the Vistaprint business unit and is focused on delivering volume and revenue via partnerships.
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit after tax (NOPAT) and cash flow from operations. A summary of these key financial metrics for the three and nine months ended March 31, 2016, as compared to the three and nine months ended March 31, 2015 are as follows:
Third Quarter 2016

•	Reported revenue increased by 29% to $436.8 million.

•	Consolidated constant-currency revenue increased by 31% and excluding acquisitions increased by 10%.

•	Operating income decreased $21.9 million to an operating loss of $17.5 million.

•	Adjusted NOPAT increased $8.5 million to $24.0 million and is defined in the Non-GAAP Financial Measure section below.
Fiscal Year to Date 2016

•	Reported revenue increased by 18% to $1,308.8 million.

•	Consolidated constant-currency revenue increased by 24% and excluding acquisitions increased by 11%.

•	Operating income decreased $18.9 million to $62.2 million.

•	Adjusted NOPAT increased $17.6 million to $122.9 million.

•	Cash provided by operating activities decreased $8.9 million to $183.5 million.
For our third quarter and fiscal year to date results, reported revenue growth was primarily due to the addition of the revenue of our recently acquired WIRmachenDRUCK, Exagroup and druck.at brands, as well as continued growth in the Vistaprint business unit and Upload and Print businesses acquired in 2014. The third quarter operating loss, as well as the decrease in operating income on the year to date basis, was primarily due to a goodwill impairment loss related to our Exagroup business, as well as losses recognized for the abandonment of production equipment. Adjusted NOPAT, which excludes several non-operational items including the impairment related charges, increased versus the comparative periods a year ago. The increases in adjusted NOPAT are primarily due to increased profits in the Vistaprint business unit and Upload and Print business units, partially offset by planned increased investments in our Most of World businesses, product expansion, and the mass customization platform.
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

Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.2%	36.9%	42.2%	37.0%
Technology and development expense	13.1%	14.2%	12.3%	12.5%
Marketing and selling expense	30.3%	35.5%	30.3%	33.4%
General and administrative expense	8.3%	12.1%	8.1%	9.9%
Impairment of goodwill	7.1%	—%	2.4%	—%
(Loss) Income from operations	(4.0)%	1.3%	4.7%	7.2%
Other (expense) income, net	(2.1)%	2.4%	0.6%	2.7%
Interest expense, net	(2.3)%	(0.9)%	(2.2)%	(0.8)%
(Loss) Income before income taxes	(8.4)%	2.8%	3.1%	9.1%
Income tax (benefit) provision	—%	0.5%	0.8%	0.6%
Net (loss) income	(8.4)%	2.3%	2.3%	8.5%
Add: Net loss attributable to noncontrolling interests	0.7%	0.2%	0.3%	0.2%
Net (loss) income attributable to Cimpress N.V.	(7.7)%	2.5%	2.6%	8.7%

In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Revenue	$436,817	$339,901	29%	$1,308,839	$1,113,738	18%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the three and nine months ended March 31, 2016 and 2015 are shown in the following tables:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2016	2015	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$289,901	$268,490	8%	2%	10%	—%	10%
Upload and Print business units (3)	116,356	38,674	201%	2%	203%	(178)%	25%
All Other business units	30,560	32,737	(7)%	4%	(3)%	—%	(3)%
Total revenue	$436,817	$339,901	29%	2%	31%	(21)%	10%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2016	2015	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$912,153	$875,184	4%	5%	9%	—%	9%
Upload and Print business units (3)	286,171	121,382	136%	13%	149%	(120)%	29%
All Other business units	110,515	117,172	(6)%	10%	4%	—%	4%
Total revenue	$1,308,839	$1,113,738	18%	6%	24%	(13)%	11%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year over year revenue. Revenue from our fourth quarter fiscal 2015 and fiscal 2016 acquisitions is excluded from Q3 2016 revenue growth.
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
Vistaprint business unit
Reported revenue for the three and nine months ended March 31, 2016 increased 8% and 4% to $289.9 million and $912.2 million, respectively, compared to the three and nine months ended March 31, 2015. Our reported revenue growth was negatively affected by currency impacts during the three and nine months ended March 31, 2016 of 2% and 5%, respectively. The Vistaprint business unit constant-currency growth of 10% and 9% in such periods was primarily due to repeat customer bookings growth, with improving growth in new customer bookings. We experienced strong revenue growth in our focus product categories which include signage, marketing materials and promotional products and apparel. Performance continues to be stronger in North American and Australian markets than most markets in Europe where we have more substantial customer value proposition changes to make in order to appeal more broadly to higher expectations customers. Although some of these customer value proposition efforts continue to create revenue headwinds in certain markets including recent changes and tests we have implemented in a limited number of markets to reduce shipping pricing which are expected to have a greater impact in future periods, we are realizing benefits from these investments in fiscal 2016 through improved customer retention rates and positive results in our current period Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10) in markets around the world.
Upload and Print business units
Reported revenue for the three and nine months ended March 31, 2016 increased 201% and 136% to $116.4 million and $286.2 million, respectively, compared to three and nine months ended March 31, 2015. Our reported revenue included the addition of aggregate revenue of $68.8 million and $145.4 million for the three and nine months ended March 31, 2016 from the brands we acquired in the fourth quarter of fiscal 2015 and fiscal 2016. The Upload and Print business units constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 25% and 29%, primarily due to continued strong performance from our Pixartprinting and Printdeal brands, which we acquired in fiscal 2014.
All Other business units
Reported revenue for the three and nine months ended March 31, 2016 decreased 7% and 6% to $30.6 million and $110.5 million, respectively, compared to the three and nine months ended March 31, 2015. Our reported revenue growth was negatively affected by currency impacts during the three and nine months ended March 31, 2016 of 4% and 10%, respectively. The All Other business units constant-currency revenue decline of 3% for the three months ended March 31, 2016 was driven by the expected loss in revenue from a major partner in both the Corporate Solutions business unit and Albumprinter business. The constant-currency revenue growth of 4% for the nine months ended March 31, 2016 was primarily due to seasonally strong growth from our Albumprinter brand during the second quarter of fiscal 2016, partially offset by the decline in our Corporate Solutions business unit. The Most of World portfolio continues to grow faster than other parts of this segment, but is small relative to the size of the other components.
The following table summarizes our comparative operating expenses for the period:
In thousands

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Cost of revenue	$197,365	$125,540	57%	$552,219	$412,381	34%
% of revenue	45.2%	36.9%		42.2%	37.0%
Technology and development expense	$57,392	$48,311	19%	$160,358	$138,841	15%
% of revenue	13.1%	14.2%		12.3%	12.5%
Marketing and selling expense	$132,352	$120,795	10%	$397,158	$371,680	7%
% of revenue	30.3%	35.5%		30.3%	33.4%
General and administrative expense	$36,398	$40,914	(11)%	$106,100	$109,748	(3)%
% of revenue	8.3%	12.1%		8.1%	9.9%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the three and nine months ended March 31, 2016, as the operations within the Upload and Print business units have a lower gross margin profile than our traditional business and are growing faster; however, these companies also have lower marketing and selling costs.
The Vistaprint business unit cost of revenue increased to $95.0 million and $298.6 million for the three and nine months ended March 31, 2016, respectively, from $85.0 million and $279.9 million in the prior year periods. The increase was primarily due to increased costs associated with production volume and product mix of $8.6 million and $24.9 million during the three and nine months ended March 31, 2016. In addition, costs increased for the three months ended March 31, 2016 by $1.4 million due to the net impact from currency, productivity and efficiency losses. For the nine months ended March 31, 2016, the increase was partially offset by the aggregate benefits of currency, productivity and efficiency gains of $6.2 million during the nine months ended March 31, 2016.
The Upload and Print business units cost of revenue increased to $79.9 million and $191.1 million for the three and nine months ended March 31, 2016 from $26.7 million and $85.2 million in the prior comparable period primarily due to incremental manufacturing costs of $49.9 million and $102.4 million for the operations acquired in the fourth quarter of fiscal 2015 and fiscal 2016.
The All Other business units cost of revenue increased to $14.5 million and $49.7 million for the three and nine months ended March 31, 2016 from $13.8 million and $47.3 million in the prior year periods, primarily due to increased manufacturing costs.
During the three and nine months ended March 31, 2016 we had cost of revenue that was not allocated to our business units for management reporting of $8.0 million and $12.8 million, respectively. These costs primarily relate to a $6.7 million and $9.7 million loss in the respective periods for the abandonment of a proprietary production platform and other print production equipment, as well as certain start-up costs related to new product introductions and manufacturing technologies.
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
The growth in our technology and development expenses of $9.1 million and $21.5 million for the three and nine months ended March 31, 2016 as compared to the prior comparative period was due to increased payroll, share-based compensation and facility-related costs of $5.0 million and $13.0 million, respectively, as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to our mass customization platform and product expansion, and partly due to headcount from acquired businesses. Depreciation and amortization expense increased by $2.3 million and $4.1 million, respectively, for the three and nine months ended March 31, 2016 primarily due to expense related to our fiscal 2015 fourth quarter and fiscal 2016 acquisitions. Technology infrastructure-related costs increased by $1.3 million and $4.9 million, respectively, for the three and nine months ended March 31, 2016 primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. The increase was partially offset by a decrease in other technology and development expense of $0.9 million and $0.3 million in the respective periods primarily due to decreased third party services. Also during the three months ended March 31, 2016, we had a lower net capitalization of software costs of $1.4 million due to an increase in amortization expense. For the nine months ended March 31, 2016, we had higher net capitalization of software costs of $0.2 million, due to an increase in costs that qualified for capitalization during the fiscal year.
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
    Our marketing and selling expenses increased by $11.6 million and $25.5 million for the three and nine months ended March 31, 2016 as compared to the prior comparative period primarily due to increased amortization expense of $3.9 million and $9.8 million, respectively, as a result of the customer and trademark related intangible assets related to our fourth quarter fiscal 2015 acquisitions and fiscal 2016 acquisitions. Our payroll and facility-related costs, inclusive of share-based compensation, increased by $3.5 million and $5.3 million, respectively, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint business unit customer service resources in order to provide higher value services to our customers. Advertising costs increased by $2.2 million and $8.2 million, respectively, for the three and nine months ended March 31, 2016 primarily due to product-focused television ad investments in both the U.S. and Canada for the Vistaprint business unit during the first quarter of fiscal 2016, as well as increased activity from our recently acquired brands. Payment processing and third party services were $1.1 million and $1.3 million higher than the prior period. Other marketing and selling costs increased by $0.9 million for the three and nine months ended March 31, 2016, primarily due to increased travel and training costs.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three and nine months ended March 31, 2016 our general and administrative expenses decreased by $4.5 million and $3.6 million as compared to the prior comparative period. We recognized $7.5 million and $14.9 million of expense during the three and nine months ended March 31, 2015, respectively to remeasure the contingent consideration liabilities related to the Printdeal and Pixartprinting acquisitions which did not recur in the current period. The decreases in fiscal 2016 were partially offset by increased payroll-related costs of $1.2 million and $5.2 million, respectively, as compared to the prior comparative period. We incurred additional expense of $0.9 million and $3.4 million during the three and nine months ended March 21, 2016, related to contingent compensation arrangements from our WIRmachenDRUCK and Easyflyer acquisitions. In addition, our employee travel, training, and recruitment costs and third-party professional fees declined by $0.9 million and $2.7 million, respectively, as compared to the prior comparative period.
Impairment of goodwill
During the three and nine months ended March 31, 2016, we recognized a $30.8 million goodwill impairment loss related to our Exagroup business. As we began our annual capital allocation and budgeting process during this quarter, we determined that the revenue and profit outlook for this business was lower than the initial deal model upon which we based our purchase accounting. This is due in part to Exagroup's need to, and plans to, react to heightened competition in its target market, which led to a reduction in our expectations for long-term margins in this business. We performed a quantitative goodwill analysis which concluded that the fair value of our goodwill was less than the carrying amount, resulting in an impairment loss.
Other (expense) income, net
Other (expense) income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging program and ability to achieve hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute certain currency forward contracts that do not qualify for hedge accounting. The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
(Losses) gains on derivatives not designated as hedging instruments	$(1,505)	$5,756	$4,048	$13,398
Currency related (losses) gains, net	(7,656)	2,535	(149)	16,884
Other gains	158	—	4,030	—
Total other (expense) income, net	$(9,003)	$8,291	$7,929	$30,282
During the three and nine months ended March 31, 2016, we recognized net losses of $9.0 million and net gains of $7.9 million, respectively, in other (expense) income, net as compared to net gains of $8.3 million and $30.3 million during the three and nine months ended March 31, 2015. The decrease in other (expense) income, net was partially driven by losses of $7.7 million and $0.1 million during the three and nine months ended March 31, 2016, respectively, due to currency exchange rate volatility related to our non-functional currency intercompany relationships, which is partially offset by the the impact of certain cross-currency swap contracts designated as cash flow hedges.
In addition, we recognized net losses on our currency forward contracts not designated as hedging instruments during the three months ended March 31, 2016 of $1.5 million and lower net gains of $4.0 million during the nine months ended March 31, 2016, as compared to net gains of $5.8 million and $13.4 million that were recognized during the prior comparative periods. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for most of our currency forward contracts.
Other gains primarily consists of $3.1 million for the nine months ended March 31, 2016, related to insurance proceeds received for equipment damaged from a fire at our Venlo, Netherlands production facility.
Interest expense, net
Interest expense, net was $10.1 million and $28.4 million for the three and nine months ended March 31, 2016, respectively, and $3.1 million and $9.5 million during the three and nine months ended March 31, 2015. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swaps. The increase in interest expense, net is primarily a result of the issuance of our senior unsecured notes in March 2015, as well as increased interest expense associated with our Waltham lease arrangement. We expect interest expense to increase in future periods relative to historical trends as a result of our senior unsecured notes, our Waltham lease arrangement, and increased capital lease obligations for machinery and equipment.
Income tax (benefit) provision

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Income tax (benefit) provision	$(162)	$1,576	$10,857	$7,658
Effective tax rate	0.4%	16.6%	26.0%	7.5%
Income tax (benefit) expense was $(0.2) million and $10.9 million for the three and nine months ended March 31, 2016, respectively, as compared to $1.6 million and $7.7 million for the same prior year periods. The tax benefit recognized for the three months ended March 31, 2016 is primarily due to tax benefits associated with currency exchange losses and the manufacturing equipment abandonment loss described in Note 2. The increase in income tax expense for the nine months ended March 31, 2016 as compared to the same period ended in 2015 is primarily attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2016 as compared to fiscal 2015. We are forecasting a higher annual effective tax rate in fiscal 2016 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings combined with an increase in losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. The acquisition of WIRmachenDRUCK has also contributed to the increase in our tax expense for the nine months ended March 31, 2016. Additionally, during the nine months ended March 31, 2016, we recognized a tax benefit of $1.4 million from a reduction in deferred tax liabilities due to future tax rate decreases in Italy and the UK and a current tax benefit of $2.1 million related to the extension of the US research and development credit. Income tax expense for the same period in fiscal 2015 was reduced by $0.9 million related to a reduction in our net liability for unrecognized tax benefits.
The impairment loss on goodwill described in Note 8 is nondeductible for tax purposes, and, accordingly, no tax benefit has been recorded related to this item. However, the reduction to pretax earnings does have an unfavorable impact on our effective tax rate for the quarter.
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

Segment profitability
Our primary metric used to measure segment financial performance is adjusted net operating profit which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges. For the three and nine months ended March 31, 2016, the Vistaprint business unit adjusted net operating profit increased by $10.5 million and $14.9 million, respectively, as compared to the prior comparative periods primarily due to $11.5 million and $18.3 million in additional gross profit as a result of revenue growth. The Upload and Print business units adjusted net operating profit increased by $12.4 million and $28.4 million primarily due to the addition of aggregate adjusted net operating profit of $7.8 million and $17.3 million from the brands we acquired during the fourth quarter of fiscal 2015 and fiscal 2016. In addition, both the Pixartprinting and Printdeal brands have increased their contribution to our consolidated adjusted net operating profit due to growth in revenue and improvements in gross margin. Our All Other business units adjusted net operating profit decreased by $4.3 million and $8.4 million as we continued to invest in our Most of World portfolio and experienced a decline in partner related revenue and profits.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Nine Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$183,535	$192,414
Net cash used in investing activities	(239,319)	(85,820)
Net cash provided by (used in) financing activities	29,995	(23,062)
At March 31, 2016, we had $76.7 million of cash and cash equivalents and $704.4 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $26.9 million during the nine months ended March 31, 2016. We expect cash and cash equivalents to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the nine months ended March 31, 2016 related primarily to the following items:
Cash inflows:

•	Net income of $30.9 million;

•
Adjustments for non-cash items of $132.0 million primarily related to positive adjustments for depreciation and amortization of $96.5 million, goodwill impairment of $30.8 million, share-based compensation costs of $18.2 million and abandonment of long-lived assets of $9.8 million, offset by negative adjustments for non-cash tax related items of $12.2 million and unrealized currency-related gains of $3.2 million;

•	Changes in working capital balances of $23.8 million primarily driven by improved management of accounts payable and accrued expenses;

•	Proceeds of debt of $183.8 million, net of payments;

•	Proceeds from excess tax benefits derived from shared-based compensation awards increased by $9.0 million, driven primarily by the cash receipt of a tax refund of $8.5 million;

•	Proceeds from an initial insurance claim settlement of $9.7 million, of which $6.1 million is presented as cash from operations and $3.6 million is presented as cash from investing activities; and

•	Capital contribution from a noncontrolling interest of $5.1 million.
Cash outflows:

•	Payments for acquisitions, net of cash acquired, of $162.4 million;

•	Purchases of our ordinary shares of $153.5 million;

•
Capital expenditures of $62.6 million of which $28.5 million were related to the purchase of manufacturing and automation equipment for our production facilities, $18.4 million were related to the purchase of land, facilities and leasehold improvements, and $15.7 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Internal costs for software and website development that we have capitalized of $18.2 million;

•	Payments for capital lease arrangements of $10.1 million; and

•	Payments of withholding taxes in connection with share awards of $5.8 million.
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2016, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of March 31, 2016, approximately $76.3 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $67.0 million. We do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of March 31, 2016, we have aggregate loan commitments from our senior secured credit facility totaling $834.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $144.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2016, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

March 31, 2016
Maximum aggregate available for borrowing	$834,000
Outstanding borrowings of senior secured credit facilities	(417,676)
Remaining amount	416,324
Limitations to borrowing due to debt covenants and other obligations (1)	(1,651)
Amount available for borrowing as of March 31, 2016 (2)	$414,673
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of March 31, 2016, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt consists of term loans primarily acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of March 31, 2016 we had $11.7 million outstanding for those obligations that are payable through September 2024.
Our expectations for fiscal year 2016. Our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for the foreseeable future. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2016 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Large, discrete, internally developed projects that we believe can, over the longer term, provide us with materially important competitive capabilities and/or positions in new markets, such as investments in our software, service operations and other supporting capabilities for our integrated platform, costs incurred for post-merger integration efforts and expansion into new geographic markets

•
Other organic investments intended to maintain or improve our competitive position or support growth, such as costs to develop new products and expand product attributes, production and IT capacity expansion, Vistaprint business unit related advertising costs and continued investment in our employees

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt

Contractual Obligations
Contractual obligations at March 31, 2016 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$42,908	$7,760	$12,140	$11,390	$11,618
Build-to-suit lease	124,437	12,569	25,139	25,139	61,590
Purchase commitments	31,571	26,571	5,000	—	—
Senior unsecured notes and interest payments	400,125	19,250	38,500	38,500	303,875
Other debt and interest payments	466,715	33,726	105,741	325,278	1,970
Capital leases	32,522	11,176	15,104	5,840	402
Other	27,963	13,489	12,530	1,944	—
Total (1)	$1,126,241	$124,541	$214,154	$408,091	$379,455
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.0 million as of March 31, 2016 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 11 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $42.9 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $4.5 million.
Build-to-suit lease. Represents the cash payments for our facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At March 31, 2016, we had unrecorded commitments under contract of $31.6 million, which were principally composed of commitments for third-party web services of approximately $5.0 million, production and computer equipment purchases of approximately $12.7 million, commitments for professional fees of approximately $5.5 million, and other unrecorded purchase commitments of $5.1 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2015 and has been included in the table above.
Other debt and interest payments. The term loans of $144.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $273.7 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of March 31, 2016 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions, and as of March 31, 2016 we had $11.7 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2020. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2016, is $38.5 million, net of accumulated depreciation of $24.4 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2016 amounts to $31.8 million.
Other Obligations. Other obligations include an installment obligation of $10.4 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2016. Other obligations also include the remaining fixed contingent consideration payment for Printdeal of $7.9 million, payable during the fourth quarter of fiscal 2016 and the fair value of the contingent earn-out payment related to the WIRmachenDruck acquisition of $1.2 million. The WIRmachenDRUCK earn-out is payable at our option in cash or ordinary shares, based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $8.4 million, in aggregate.
Non-GAAP Financial Measure
Adjusted net operating profit after tax (NOPAT) presented below is a supplemental measure of our performance that is not required by, or presented in, accordance with GAAP. This metric is the primary metric by which we measure our consolidated financial performance and is intended to supplement investors' understanding of our operating results. Adjusted NOPAT is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in adjusted NOPAT. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
The table below sets forth operating income and adjusted net operating profit after tax for each of the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
GAAP operating (loss) income	$(17,531)	$4,341	$62,163	$81,088
Less: Cash taxes attributable to current period (see below)	(8,392)	(4,666)	(19,587)	(17,332)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	10,879	4,515	30,316	16,891
Earn-out related charges (1)	883	7,512	4,585	14,890
Share-based compensation related to investment consideration	1,168	1,499	3,705	3,096
Certain impairments (2)	37,582	—	40,604	—
Restructuring costs	—	520	381	674
Less: Interest expense associated with Waltham lease	(1,975)	—	(4,326)	—
Include: Realized gains on currency forward contracts not included in operating income	1,391	1,802	5,026	5,963
Adjusted NOPAT (3)	$24,005	$15,523	$122,867	$105,270

Cash taxes paid in the current period (4)	$344	$3,089	$11,089	$10,646
Less: cash taxes (paid) received and related to prior periods (4)	4,760	(1,103)	2,656	(4,551)
Plus: cash taxes attributable to the current period but not yet paid	2,343	1,420	3,982	2,964
Plus: cash impact of excess tax benefit on equity awards attributable to current period	1,705	2,115	4,350	10,838
Less: installment payment related to the transfer of intellectual property in a prior year	(760)	(855)	(2,490)	(2,565)
Cash taxes attributable to current period	$8,392	$4,666	$19,587	$17,332
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

(4) For the three and nine months ended March 31, 2016, cash taxes paid in the current period includes a cash tax refund of $8,479, which is subsequently eliminated from cash taxes attributable to the current period as it relates to a refund of a prior years' taxes generated as a result of a prior year excess share-based compensation deduction. Therefore, the impact is not included in adjusted NOPAT for the current period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of March 31, 2016, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2016, we had $417.7 million of variable rate debt and $10.4 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of March 31, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.1 million over the next 12 months.
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

currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) USD loans or 2) we elect to hedge certain non-USD loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $31.0 million and $19.0 million on our income before taxes for the three months ended March 31, 2016 and 2015, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
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

As of March 31, 2016, our total debt was $704.4 million, made up of $275.0 million of senior unsecured notes, $417.7 million of loan obligations under our credit facility and $11.7 million of other debt. We had unused commitments of $414.7 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of March 31, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.1 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We source the raw materials for the products we sell from an expanding number of suppliers in an increasing number of jurisdictions worldwide, and we require our suppliers to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance. However, we cannot control our suppliers' business practices, and we may not be able to adequately vet, monitor, and audit our many suppliers (or their suppliers) throughout the world. If any of our suppliers violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain could be interrupted, which could harm our sales and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2014, our supervisory board authorized the repurchase of up to 6,400,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This December 2014 program terminated on February 22, 2016 when the supervisory board authorized the new repurchase program described below. The following table outlines the purchases of our ordinary shares under the December 2014 program during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
January 1, 2016 through January 31, 2016 (2)	156,778	$71.84	156,778	4,240,387
February 1, 2016 through February 29, 2016 (3)	—	—	—	6,300,000
March 1, 2016 through March 31, 2016	—	—	—	6,300,000
Total	156,778	$71.84	156,778	6,300,000
(1) Average price paid per share includes commissions paid.

(2) As of January 31, 2016, represents the number of shares remaining in the December 2014 repurchase program.
(3) As of February 29, 2016, represents the number of shares remaining in the February 2016 repurchase program described below.
On February 22, 2016, our supervisory board authorized a new repurchase program that replaced the repurchase program described above. Under this new repurchase program we may repurchase up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 17, 2017, and we may suspend or discontinue the repurchase program at any time. We did not repurchase any shares under this February 2016 program during our fiscal quarter ended March 31, 2016.
Item 6. Exhibits

We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 28, 2016                       Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1
Share Purchase Agreement dated December 18, 2015 among Cimpress Deutschland GmbH, Cimpress N.V., WIRmachenDRUCK GmbH, Samuel Voetter, Johannes Voetter, Aart Izelaar-Buchholz, V2 Holding GmbH, and Markus Trautwein, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2015

10.2	Executive Retention Agreement dated February 16, 2016 between Cimpress N.V. and Sean Quinn, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2016
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101
The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.