Form 10-K
CIMPRESS N.V.
filed 2016-08-12
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $2.38 billion on December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last reported sale price of the registrant’s ordinary shares on the NASDAQ Global Select Market.
As of August 5, 2016, there were 31,593,022 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2016. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K

CIMPRESS N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2016

PART I
Item 1. Business
Overview
We are a technology driven company that aggregates, via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We fulfill those orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products for customers on-demand. We bring our products to market through a portfolio of focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
Our Priorities
We manage our business according to two uppermost objectives:

1.	Strategic: To be the world leader in mass customization.

2.
Financial: To maximize intrinsic value per share, defined as (a) the unlevered free cash flow per share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per share.

World Leader in Mass Customization
Cimpress’ strategic objective is to defend and extend our position as the world leader in mass customization. Mass customization is a business model that allows companies to deliver major improvements to customer value across a wide variety of printed product categories. Companies that master mass customization are able to produce, with the reliability, quality and affordability of mass production, small individual orders where each one embodies the personal relevance inherent to customized products.

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
          Mass customization breaks this trade off, enabling low volume, low cost production of individually unique products. Very importantly, relative to traditional alternatives mass customization creates value in many ways, not just lower cost. Other advantages can include faster production, greater personal relevance, elimination of obsolete stock, better design, flexible shipping options, more product choice, and higher quality.

Mass customization delivers a breakthrough in customer value particularly in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is limited value to a marketing brochure that is the same brochure as is used by many other companies: the business owner needs to describe what is unique about his or her endeavor. Likewise, a photo mug is more personally relevant if it shows pictures of someone’s own friends and family. Before mass customization, producing a high quality custom product required high per-order setup costs, so it simply was not economical to produce a customized product in low quantities.
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

•
Computer Integrated Manufacturing (where we can be the best in the world) - Low-volume custom products traditionally have a very high per-unit cost because of significant fixed costs related to conveying and using information that is required to process each order. Throughout our history, a differentiating capability of Cimpress has been our ability to develop systems to integrate every step of the value chain, from design creation to delivery. This greatly reduces the marginal cost of processing information related to each individual, customized order. We use computer integrated manufacturing, which harnesses the power of software and IT networks to automate the flow of information, allowing individual processes to exchange information with each other, to schedule activities, to initiate actions, and to route and control a broad range of activities related to the specification and production of physical goods.

•
Large Scale in Small Quantities (what drives our economic engine) - By large scale we mean a large volume of orders; by small quantities we mean small individual orders. Large scale is an important driver of our competitive advantage because increasingly larger volumes of orders allow us to sort and then produce those orders in increasingly focused processes. This allows us to generate economic value by capturing a portion of the per-unit cost difference that exists between relatively high-volume, specialized processes and low volume (job shop) processes. When we have increased the volume of orders that we process and produce we have seen material improvements in quality, product selection, speed and cost. In fiscal 2016, we processed over 46 million uniquely customized items.

Our Corporate Strategy

A key corporate strategy is to build a mass customization platform (MCP) and a related ecosystem of owned and third party merchants and fulfillers. We are designing the Cimpress platform to consist of a robust collection of software micro services that enables mass customization that provides:

•	Merchants with tools and services such as pre-press document processing and production capabilities.

•	Fulfillers with tools and opportunities to expand their business.
By “merchants” we mean organizations that sell mass customized products to customers, including both our Cimpress-owned business units and third parties. By “fulfillers” we mean organizations that produce mass-customized products; these include both our own production facilities and those of third parties.

As of July 2016, the Cimpress MCP is currently still under development and functioning only in small initial increments. However, we anticipate that, in the future when the MCP is more established, we can create significant value via the platform. As more fulfillers join the platform, merchants would be able to get access to more products, more delivery options, more finishing options and lower cost. As new merchants join, fulfillers would be able to gain access to markets and production volume that would have otherwise been inaccessible to them. Both fulfillers and merchants would get access to a robust set of software services that they can assemble into solutions according to their needs. We are designing the mass customization platform to sort individual orders from many different merchants into homogeneous streams of production workflow that are routed to specialized production lines.
Market and Industry Background
Mass Customization Opportunity

Product:	Geography:	Customer:
- Small format	- North America	- Businesses (micro, small,
- Large format	- Europe	medium, large)
- Promotional products,	- Australia/New Zealand	- Graphic designers, resellers,
apparel and gifts	- Other	and print providers
- Packaging		- Teams, associations and
- Photo products, invitations		groups
and announcements		- Consumers (home and family)
Large traditional markets undergoing disruptive innovation
We believe that our mass customization business model can deliver great customer value across a diverse set of product applications, including marketing materials such as business cards, brochures, catalogs and flyers; signage and displays; promotional products; decorated apparel and bags; fabrics and textiles; keepsakes and gifts, packaging, photo products, invitations and announcements. Many different customers appreciate access to affordable, high quality, customized products in these categories, including businesses of all sizes, teams, associations and groups, consumers, and resellers and designers who serve customers in these groups.
The product categories and customers listed above constitute a large market opportunity that is highly fragmented. We believe that a vast majority of the markets to which mass customization could apply is still served by traditional business models that force customers either to produce in large quantities per order or to pay a high price per unit.
We believe that these large and fragmented markets are moving away from small traditional suppliers that employ job shop business models to fulfill a relatively small number of customer orders and toward companies such as Cimpress that aggregate a relatively large number of orders and fulfill them via focused supply chain and production capabilities at relatively high volumes, thereby achieving the benefits of mass customization. We believe we are early in the process of what will be a multi-decade shift from job shop to mass customization.
Cimpress' current revenue represents a very small fraction of this market opportunity. Even though we believe Cimpress is the largest single player in this market, there are many other companies who are pursuing mass customization and/or business models that incorporate many of the tenets of mass customization. These non-traditional suppliers include both large firms and hundreds of focused smaller firms. We believe that Cimpress and other competitors who have built their business around a mass customization model are “disruptive innovators” to these large markets because we enable small volume production of personalized high quality products at an affordable price. Disruptive innovation, a term of art coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as free business cards for the most price sensitive of micro-businesses) and then moves up market, eventually displacing established competitors (such as the markets mentioned above).
We believe this opportunity to deliver substantially better customer value and to therefore disrupt very large traditional industries can translate into tremendous future opportunity for Cimpress if we execute well and constantly improve our business model over a long period of time. Until recently, we focused primarily on a narrow set of customers within the list above (micro businesses and consumers) with a very limited product offering. With acquisitions and via internal investments over the last several years, we have extended our ability to serve our traditional customers and have also gained a capability to serve larger businesses as well as resellers who, in turn, serve many different types of customers.
As we continue to evolve as a business, our understanding of these markets and their relative attractiveness will also evolve. Our expansion into the “upload and print” space via acquisition, promotional products, apparel, packaging and gifts, as well as new geographic markets has significantly increased the size of our addressable market opportunity. We base our market size and inherent profitability estimates upon considerable research and analysis; however we consider our estimates to be only approximate. Despite the imprecise nature of our estimates, we are confident that our understanding is directionally correct and that we operate in an enormous aggregate market with significant opportunity for Cimpress to grow should we be successful in delivering a differentiated and attractive value proposition to customers.
Today, we believe that the global revenue opportunity for low-to-medium order quantities (i.e. still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America and Europe. The addition of other geographies and the consumer products space adds at least 50% to this number:

•
Small format marketing materials such as business cards, flyers, leaflets, inserts, brochures and magazines. Businesses of all sizes are the main end users of short-and-medium run lengths (per order quantities below 2,500 units for business cards and below 20,000 units for other materials).

•	Large format products such as banners, signs, tradeshow displays, and point-of-sale displays. Businesses of all sizes are the main end users of short-and-medium run lengths (less than 1,000 units).

•
Promotional products, apparel and gifts including decorated apparel, bags and textiles, and hard goods such as pens, USB sticks, and drinkware. The end users of short-and-medium runs of these products range from businesses to teams, associations and groups, as well as consumers.

•	Packaging products, such as corrugated board packaging, folded cartons, bags and labels. Businesses are the primary end users for short-and-medium runs (below 10,000 units).
Our Business
Today’s Cimpress includes 12 previously independent companies which we have acquired plus Vistaprint, which we grew organically. Prior to their acquisitions, each of our acquired entities pursued business models which embodied the principles of mass customization. In other words, each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and would produce via relatively standardized, homogeneous production processes either internally and/or at sub-contractors.
At the largest of our constituent brands, which include Vistaprint, Pixartprinting, Albumprinter, WIRmachenDRUCK and Exaprint, our business is driven by sophisticated, standardized processes and software. These technologies are designed to readily scale as the number of orders received per day increases. In particular, the more individual jobs we receive in a given time period, the more efficiently we can sort and route jobs with homogeneous production processes to given nodes of our production systems or of our third party supply chain. This sortation and subsequent process automation improves production efficiency. We believe that our strategy of systematizing our service and production systems enables us to deliver value to customers much more effectively than traditional competitors.
We operate internal production facilities in Canada, the Netherlands, Australia, Austria, France, Italy, the UK, Japan, India, Brazil and China. Importantly, we also work with a network of several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases we can produce and ship an order the same day we receive it. Our systems and processes seek to drive reduced inventory and working capital requirements as well as faster delivery to customers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the standard business cards sold by our Vistaprint business unit provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. The current Cimpress operations for a typical order of 250 business cards in Europe and North America require less than 14 seconds of human labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in purchasing of materials, our self-service ordering, pre-press automation, auto-scheduling and automated manufacturing processes enable us to produce standard business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Achieving this type of efficiency took us more than a decade and required massive volume, significant engineering investments and significant capital. Standard Vistaprint business cards (which account for approximately 29% of the Vistaprint business unit total bookings for fiscal 2016) represent a mature, highly refined, and highly profitable example of the power of mass customization. Even though we do not expect many other products to reach this extreme level of automation, we do currently produce multiple other product categories (such as flyers, brochures, signage, mugs, calendars, t-shirts, hats, embroidered soft goods, rubber stamps, photobooks, labels and holiday cards) via analogous methods whose volume and processes are well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable and growing revenue stream.
We believe that the potential for scale-based advantages are not limited to large, automated production lines. Other advantages include the ability to systematically and automatically sort through large volumes of diverse orders for the “long tail” (i.e. those formats and process requirements that are relatively uncommon), to group these diverse orders into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long tail product in question; thus our relative efficiency gains remain substantial. For this type of long tail production, we rely heavily on third-party fulfillment partnerships, which allow us to offer a very diverse set of products. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting and WIRmachenDRUCK. For instance, the product assortment of each these four brands are measured in the tens of thousands, versus just a few hundred at Vistaprint traditionally. This deep and broad product offering is important to many customers.
Our products
Customers visiting our websites can select the type of product they wish to design from our broad range of available products and services for the business, reseller and home and family markets. The combined product assortment across our brands is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, signage, decorated apparel, promotional products and gifts, packaging, textiles and magazines and catalogs.

PROJECT TEAM
17 NOVEMBER 2014
cimpress
The world leader
in mass customization
pixartprinting.co.uk
Print easy, live easy.
LUXURY
ENLIGHTEN
On the Avenue
La Bella
BEAUTY
vista
cimpress
cimpress
cimpress
Personal Training
BE CREATIVE
Denison Consulting
Guiding small businesses to success.
Pristi
Clean
ILVERTONE
LIVERY
Punctual. Professional.
Dependable.
EMPRESA
SLOGAN
Jetsetter
Travel
August
2015
Sweets and Eats
Hilltop Farm Stand
Allston Painting Co.
vistaprint
EMPRESA
EMPRESA

Supply chain management
We are focused on achieving the lowest total cost in our strategic sourcing efforts by concentrating on quality, logistics, technology and cost, while also striving to use responsible sourcing practices within our supply chain. Our efforts include the procurement of high quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations, with an increasing focus on supplier compliance with our sustainable paper procurement policy as well as our Supplier Code of Conduct. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure. We believe investing in a strategic supply chain management capability that is tightly integrated with our other manufacturing teams helps us benefit from our large scale, improve efficiency and reduce costs, and increase the sustainability of our business.
As part of our corporate social responsibility program, we regularly evaluate ways to minimize the impact of our operations on the environment. Past efforts have substantially reduced the energy consumption of our operations. In fiscal 2017, we will be initiating a program to convert a substantial portion of the paper we use in our Cimpress owned production facilities to FSC (Forest Stewardship Council) certified paper. FSC is an international non-profit organization committed to promoting the practice of sustainable forestry worldwide. FSC certification confirms that the paper comes from responsibly managed forests that meet FSC’s environmental and social standards.
Our Proprietary Technology
We rely on our advanced proprietary technology to market to, attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to aggregate and produce multiple orders from all over the world. We separate our software teams into teams that focus on customer-facing brands (merchant technologies) and teams that focus on manufacturing, supply chain and logistics technologies (fulfiller technologies).
Merchant Technologies
Each of our customer-facing brands sells via an e-commerce model and uses a mix of proprietary and third-party software to support the marketing and sale of its offerings. Since our upload and print businesses require the upload of press-ready files from their customers, there is less proprietary technology for upload and print merchants than there is for our Vistaprint and Albumprinter business units, which target a broader base of smaller customers and offer those customers the ability to create or modify designs within their web browser via functionality that is intuitive to customers who are not skilled in more sophisticated graphic design software.
Our proprietary merchant technology includes:

•
Design and Document Creation Technologies - Our design creation technologies, primarily deployed through our Albumprinter business unit and our Vistaprint-branded websites, enable customers, by themselves or together with the assistance of our design support staff, to design and create high quality customized products in a "do it yourself" (DIY) manner. We also have proprietary technologies to help customers see their designs in on-screen simulations of real-world settings in real time in order to gain an appreciation for what the finished product will look like, as well as software that algorithmically generates customized product designs in real time based on key-word searches, enabling professional-looking graphic layouts to be easily and quickly created by customers without the need for graphic arts training.

•
Cross-Selling and Content Management Technologies - On our Vistaprint-branded websites, we combine the aforementioned proprietary document creation technologies with proprietary cross-selling technologies to automatically generate and display additional products incorporating the customer’s initial design, facilitating the cross-sale of related products and services. In addition, through a global content management system, we ensure that changes and updates to our site experience are reflected across our network of localized Vistaprint websites in multiple languages and currencies. Our Vistaprint software automatically generates and displays one or more additional customized product designs based upon a customer’s existing design.

Fulfiller Technologies
Across our company, our pre-production and production technologies efficiently process and aggregate customer orders, prepare orders for high-quality production and manage production, addressing and shipment of these orders. These technologies allow us to efficiently store, process and aggregate tens of thousands of orders every day. Automated workflows help lower production cost while ensuring quality conformance and on-time delivery to our customers.
Technology Development
We intend to continue developing and enhancing our merchant and fulfiller technologies and our manufacturing processes. We have designed our website technologies and infrastructure to accommodate future geographic expansion and growth in the number of customer visits, orders, and product and service offerings. This architecture makes our applications highly scalable and offers our customers fast system responsiveness. In addition, our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. We have engineering and research and development centers in Winterthur, Switzerland and Quarto d'Altino, Italy that are constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering disciplines such as automation, manufacturing, choice of equipment, product manufacturability, materials science, process control and color control. We also have software engineering teams located around the world. Our technology and development expenses were approximately $221 million (12% of total revenues), $194 million (13% of total revenues) and $176 million (14% of total revenues) in the fiscal years ended June 30, 2016, 2015, and 2014, respectively.
Our Brands
We have adopted a multi-brand approach, which we believe will help us effectively develop value propositions that resonate strongly with very different parts of our large and heterogeneous addressable market for mass customization. As such, we have structured our organization to provide significant autonomy and decentralization for the individual business units who manage our brands. We believe that this autonomy allows for greater customer responsiveness, increased focus, and more innovation than if we were to manage our customer value proposition centrally.

We have many localized websites serving countries in North America, Europe, Asia Pacific and South America. Our websites offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis or with varying levels of assistance. There are many types of customer needs that can be addressed differentially. Some examples of where we expect differential approaches by our various business units and brands are customer targets, advertising levels and methods, website user experience, nationally or regionally-specific content or product formats, product breadth and depth, merchandising, creation methods for graphic designs, price, quantity focus, quality attributes, delivery speed and service.

Brands that target micro businesses
Our Vistaprint brand helps micro businesses create beautiful, professional quality marketing products at affordable prices and at low volumes. Today, micro businesses make up a large part of our customers. To help our customers market in the digital world, the teams at our Pagemodo and Webs brands develop intuitive DIY solutions that are brought to market via their own brands as well as via the Vistaprint brand.

Brands that target graphic professionals
Businesses regularly turn to trusted graphic professionals (either internal to their firm or at third parties) for advice and design services in order to create great looking, customized products like magazines, brochures, flyers, catalogs, packaging, posters, presentation folders, signs, banners, logo apparel, business cards, labels, corporate gifts and more. These Cimpress brands focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skillsets.

pixartprinting

Drukwerkdeal

printi

Printdeal

EXAPRINT

des idées à revendre !

druck at

einfach | online | drucken

.p .printyshop

WirmachenDruck.de

easyflyer

L'imprimerie en ligne

TRADEPRINT.CO.UK

PROFESSIONAL. RELIABLE TRADE PRINTING

Brands that target consumers (home and family)
Our photo and consumer product brands help preserve and share memories of friends and loved ones, commemorate important life events, and more. Each brand goes to market in a specific country or set of countries. But together, these brands constitute one of the world’s leading suppliers of photo merchandise such as photo books, wall décor, photo gifts, calendars, invitations, announcements, Christmas cards, New Year cards and other seasonal greeting cards.

albelli

Önskefoto

Foto Knudsen

Digipri

BONUSPRINT®

vistaprint®

Many of our brands that target graphic professionals also market their product and service offerings to a wider customer base which includes small and micro businesses. In addition to these brands, our Corporate Solutions business unit is focused on developing products and solutions for the needs of small and medium sized businesses as well as larger enterprises through partnership relationships with a value proposition that differs from the traditional Vistaprint brand.

Plans for our Mass Customization Platform
By “mass customization platform” we mean a constellation of software services and application programming interfaces, plus related technology, services and management operations, which matches fulfiller capabilities and capacity (our manufacturing and supply chain network) with demand from our merchants (our brands). As of July 2016, this shared platform is still under development: we expect to shift a significant portion of our activity to the platform by the end of fiscal 2017. That being said, we expect that we will continue to improve and further develop the mass customization platform for years to come.
Once the mass customization platform is in use, we plan to route production jobs to the production node in the fulfiller network that is best suited and cost efficient for the type of product ordered, inclusive of delivery. We believe that we can generate significant future customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple brands, increased product offerings and shared technology development costs.
Competition
The markets for the products we produce and sell are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We compete on the basis of breadth and depth of product offerings; price; convenience; quality; technology; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer a broad selection of high-quality products as well as related services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes a combination of the following:

•	online companies, many of which provide products and services similar to ours;

•	providers that outsource production to third party suppliers;

•	online photo product companies;

•	internet firms and retailers;

•	traditional offline printers, sign shops, t-shirt suppliers and graphic design providers;

•	wholesale printers;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	self-service desktop design and publishing using personal computer software with a laser or inkjet printer and specialty paper;

•	suppliers of customized apparel, promotional products and gifts;

•	email marketing and other digital services companies;

•	website design and hosting companies; and

•	providers of other digital marketing such as social media, local search directories and other providers.
As we expand our geographic reach, product and service portfolio and customer base, our competition increases. Our geographic expansion creates competition with companies that have a multi-national presence as well as experienced local vendors. Product offerings such as photo products, websites, email marketing, signage, apparel and promotional products have resulted in new competition as we entered those markets. We encounter competition from large retailers offering a wide breadth of products and highly focused companies specializing in a subset of our customers or product offerings. Given the state of maturity of the online mass customization market, we believe our biggest competition is still offline providers.
Barriers to entry have been lowered in many of our markets, and new players have entered the mass customization space, enabled by asset-light models, software-driven print-fulfillment platforms, innovation in production technology, and/or benefits of an intense focus on a niche product or geographic market. We believe that the long-term leaders in mass customization will be the companies that are innovative and agile, but also bring significant scale-based advantages to drive value to customers in the form of product selection, quality and cost, as well as service.
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, and trademarks and contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to, and distribution of, our proprietary information.
As of June 30, 2016, we held 263 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and May 2034. We hold 73 trademark registrations in various jurisdictions globally.
Business Segment and Geographic Information
As of June 30, 2016, our reportable operating segments consisted of the (a) Vistaprint business unit, (b) Upload and Print business units, which includes our druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, Tradeprint, and WIRmachenDRUCK branded businesses, and (c) All Other business units, which includes our Albumprinter business unit, our Most of World business units and our newly formed Corporate Solutions business unit. Our Most of World business unit operates in India and in Brazil and Japan (via partial equity ownerships), and we have nascent fully owned operations in China. For more segment and geographic information about our revenues, adjusted net operating profit and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 17 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this section apply to all of our operating segments.
Seasonality
Our profitability has historically been highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts. Operating income during the second fiscal quarter represented 86%, 62%, and 61% of annual operating income in the years ended June 30, 2016, 2015, and 2014, respectively. The increase in operating income seasonality for fiscal 2016 was impacted by a goodwill impairment charge recognized during the third quarter of the current period. When excluding the impact of the goodwill impairment charge, operating income seasonality is consistent with prior periods.
Employees
As of June 30, 2016, we had approximately 7,500 full-time and approximately 500 temporary employees worldwide.
Corporate Information
Cimpress N.V. (formerly named Vistaprint N.V.) was incorporated under the laws of the Netherlands on June 5, 2009 and on August 30, 2009 became the publicly traded parent company of the Cimpress group of entities. We maintain our registered office at Hudsonweg 8, 5928 LW Venlo, the Netherlands. Our telephone number in the Netherlands is +31-77-850-7700. As a result of our change of domicile from Bermuda to the Netherlands on August 30, 2009, the common shareholders of Vistaprint Limited became ordinary shareholders of Vistaprint N.V. and Vistaprint N.V. became the publicly traded parent company of the Vistaprint group of entities. Vistaprint Limited, the immediate predecessor corporation to Vistaprint N.V., was incorporated under the laws of Bermuda in April 2002.
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
Risks Related to Our Business
If our long-term growth strategy is not successful, our business and financial results could be harmed.

We may not achieve the objectives of our long-term investment and financial strategy, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our operational strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to develop our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantage we expect;

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations;

•
our failure to acquire, at a value-accretive price or at all, businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business;

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

Purchasers of customized products may not choose to shop online, which would limit our acquisition of new customers that are necessary to the success of our business.

Although we increasingly sell our products and services via reseller channels, our interface to those channels is almost exclusively through the Internet. The online market for most of our products and services is not mature, and our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

•	concerns about buying customized products without face-to-face interaction with design or sales personnel;

•	the inability to physically handle and examine product samples;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	limited access to the Internet; and

•	the inconvenience associated with returning or exchanging purchased items.

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

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our two uppermost objectives (leadership in mass customization and maximizing intrinsic value per share) even at the expense of shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net income and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•	investments in our business in the current period intended to generate longer-term returns, where the shorter-term costs will not be offset by revenue or cost savings until future periods, if at all;

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues, costs, and fair value of our assets and liabilities;

•	our hedging activity;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in revenue mix toward less profitable products and brands;

•	the commencement or termination of agreements with our strategic partners, suppliers, and others;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•
expenses and charges related to our compensation arrangements with our executives and employees, including expenses and charges relating to the new long-term incentive compensation program we launched at the beginning of fiscal year 2017;

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

We may not be successful in developing our mass customization platform or in realizing the anticipated benefits of the platform.
A key component of our strategy is the development of a mass customization platform that acts as an interface between fulfillers (owned and third party production facilities) and our merchants (business units and brands). The process of developing new technology is complex, costly, and uncertain, and the development effort could be disruptive to our business and existing systems. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our mass customization platform will be successful and make us more effective and competitive. As a result, there can be no assurance that we will successfully complete the development of the platform or that we will realize expected returns on the capital expended to develop the platform.
In addition, we are aware that other companies are developing platforms that could compete with ours. If a competitor were to develop and reach scale with a platform before we do, our competitive position could be harmed.
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

We are a global company with production facilities, offices, and localized websites in multiple countries across six continents. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	our failure to improve and expand our financial and operational controls to manage our business and comply with our legal obligations;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners;

•	our failure to properly understand and develop graphic design content and product formats and attributes appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries;

•	difficulty expatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

There is considerable uncertainty about the economic and regulatory effects of the June 23, 2016 referendum in which United Kingdom voters approved an exit from the European Union (commonly referred to as "Brexit"). The UK is one of our largest markets in Europe, but we currently ship products to UK customers primarily from continental Europe. If the Brexit results in greater restrictions on imports and exports between the UK and the EU or increased regulatory complexity, then our operations and financial results could be negatively impacted.

In addition, we are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar, our reporting currency. While we engage in hedging activities to mitigate some of the net impact of currency exchange rate fluctuations, our financial results may differ materially from expectations as a result of such fluctuations. For example, the Brexit vote has caused significant currency volatility that was mitigated in the near term by our currency hedging programs but that could potentially hurt our financial results in the future.

Acquisitions and strategic investments may be disruptive to our business.

An important way in which we pursue our strategy is to selectively acquire businesses, technologies, and services and to make minority investments in businesses and joint ventures. The time and expense associated with finding suitable businesses, technologies, or services to acquire or invest in can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake.

Our acquisitions and strategic investments may fail to achieve our goals.

An acquisition or investment may fail to achieve our goals and expectations for a number of reasons including the following:

•	The business we acquired or invested in may not perform as well as we expected.

•	We may overpay for acquired businesses, which can, among other things, negatively affect our intrinsic value per share.

•	We may fail to integrate acquired businesses, technologies, services, or internal systems effectively, or the integration may be more expensive or take more time than we anticipated.

•	The management of our minority investments may be more expensive or may take more resources than we expected.

•	We may not realize the anticipated benefits of integrating acquired businesses into our mass customization platform.

•	We may encounter unexpected cultural or language challenges in integrating an acquired business or managing our minority investment in a business.

•
We may not be able to retain customers and key employees of the acquired businesses, and we and the businesses we acquire or invest in may not be able to cross sell products and services to each other's customers.

We generally assume the liabilities of businesses we acquire, which could include liability for an acquired business' violation of law that occurred before we acquired it. In addition, we have historically acquired smaller, privately held companies that may not have as strong a culture of legal compliance or as robust financial controls as a larger, publicly traded company like Cimpress, and if we fail to implement adequate training, controls, and monitoring of the acquired companies, we could also be liable for post-acquisition legal violations.

Our acquisitions and minority investments can negatively impact our financial results.

Acquisitions and minority investments can be costly, and some of our acquisitions and investments may be dilutive, leading to reduced earnings. Acquisitions and investments can result in increased expenses including impairments of goodwill and intangible assets if financial goals are not achieved, assumptions of contingent or unanticipated liabilities, amortization of acquired intangible assets, and increased tax costs.

In addition, the accounting for our acquisitions requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, which can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn-out based on performance targets for the acquired companies, which can be difficult to forecast. We accrue liabilities for estimated future contingent earn-out payments based on an evaluation of the likelihood of achievement of the contractual conditions underlying the earn-out and weighted probability assumptions of the required outcomes. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn-outs, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations. In addition, earn-out provisions can lead to disputes with the sellers about the achievement of the earn-out performance targets, and earn-out performance targets can sometimes create inadvertent incentives for the acquired company's management to take short-term actions designed to maximize the earn-out instead of benefiting the business.
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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. Our operating income during the second fiscal quarter represented 86%, 62%, and 61% of annual operating income in the years ended June 30, 2016, 2015, and 2014, respectively. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter, we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

The markets for small business marketing products and services and home and family custom products, including the printing and graphic design market, are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, reduced profit margins and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Current and potential competitors include (in no particular order):

•	traditional offline suppliers and graphic design providers;

•	online printing and graphic design companies, many of which provide products and services similar to ours;

•	office superstores, drug store chains, food retailers and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	self-service desktop design and publishing using personal computer software;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	Internet firms and retailers;

•	online providers of custom printing services that outsource production to third party printers; and

•	providers of other digital marketing such as social media, local search directories and other providers.

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

Demand for our products and services is sensitive to price for almost all of our brands, and changes in our pricing strategies have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenues and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

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

In some cases we pursue self-imposed socially responsible policies that are more stringent than is typically required by laws and regulations, for instance in the areas of worker safety, team member social benefits and environmental protection. The costs of this added SHE effort are often substantial and could grow over time.

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of our senior management and key technical, marketing, and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. We face intense competition for qualified individuals from many other companies in diverse industries. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives, and our failure to attract and retain suitably qualified individuals or to adequately plan for succession could have an adverse effect on our ability to implement our business plan.

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

As of June 30, 2016, our total debt was $685.9 million, made up of $275.0 million of senior notes, $400.8 million of loan obligations under our credit facility and $10.1 million of other debt. We had unused commitments of $427.5 million under our credit facility (after giving effect to letter of credit obligations).

Subject to the limits contained in the credit facility, the indenture that governs our senior notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:

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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as some of our borrowings, including borrowings under our credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry and marketplaces in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to economic and competitive conditions and to various financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.1 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Border controls and duties and restrictions on cross-border commerce may impede our shipments across country borders.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries. For example, we produce substantially all physical products for our United States customers at our facility in Ontario, Canada and have occasionally experienced delays shipping from Canada into the United States. If we experience difficulty or delays shipping products into the United States or other key markets, or are prevented from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.
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

Due to our dependence on the Internet for our sales, laws specifically governing the Internet, e-commerce, and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. Existing and future laws or unfavorable changes or interpretations of these laws could substantially harm our business and financial results.

The failure of our suppliers and manufacturing fulfillers to use legal and ethical business practices could negatively impact our business.

We source the raw materials for the products we sell from an expanding number of suppliers in an increasing number of jurisdictions worldwide, and we contract with third-party manufacturers to fulfill customer orders. Although we require our suppliers and fulfillers to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, we cannot control their business practices, and we may not be able to adequately vet, monitor, and audit our many suppliers and fulfillers (or their suppliers) throughout the world. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

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

Some of the products we sell may expose us to product liability claims relating to issues such as personal injury, death, or property damage, and may require product recalls or other actions. Any claims, litigation, or recalls relating to product liability could be costly to us and damage our brands and reputation.

Our inability to use or maintain domain names in each country or region where we currently or intend to do business could negatively impact our brands and our ability to sell our products and services in that country or region.

We may not be able to prevent third parties from acquiring domain names that use our brand names or other trademarks or that otherwise infringe or decrease the value of our trademarks and other proprietary rights. If we are unable to use or maintain a domain name in a particular country or region, then we could be forced to purchase the domain name from an entity that owns or controls it, which we may not be able to do on commercially acceptable terms or at all; we may incur significant additional expenses to develop a new brand to market our products within that country; or we may elect not to sell products in that country.

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

Dutch law requires shareholder approval for the issuance of shares and grants preemptive rights to existing shareholders to subscribe for new issuances of shares. Our shareholders have granted our supervisory board and management board authority to issue ordinary shares without obtaining specific shareholder approval for each issuance, and to limit or exclude shareholders' preemptive rights, but this authorization expires in May 2017. Although we plan to seek renewal of this authority from our shareholders from time to time in the future, we may not succeed in obtaining future renewals. In addition, subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends, authorization to purchase outstanding shares, and corporate acquisitions of a certain size. Situations may arise where the flexibility to issue shares, pay dividends, purchase shares, acquire other companies, or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

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

We believe that we were not a PFIC for the tax year ended June 30, 2016 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

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
The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our "subpart F income", even if the subpart F income is not distributed by us. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC in future years.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property including the following manufacturing operations that provide support across our business units:

•	A 582,000 square foot facility located near Windsor, Ontario, Canada primarily services our North American market.

•	A 362,000 square foot facility located in Venlo, the Netherlands primarily services our European market.

•	A 130,000 square foot facility located in Kisarazu, Japan primarily services our Japanese market.

•	A 124,000 square foot facility located in Deer Park, Australia primarily services our Asia-Pacific markets.

•	Two facilities, a total of 125,000 square feet, located near Montpellier, France primarily service our French market.

As of June 30, 2016, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vistaprint business unit	617,248	Technology development, marketing, customer service and administrative	June 2017 - November 2026
Upload & Print business units	608,475	Technology development, marketing, customer service, manufacturing and administrative	August 2016 - December 2025
All Other business units	346,873	Technology development, marketing, customer service, manufacturing and administrative	September 2016 - August 2023
Other (2)	83,135	Corporate strategy, technology development and prototyping laboratory	July 2020 - June 2023
___________________
(1) Many of our leased properties are utilized by multiple business segments, but each have been assigned to the segment that occupies the majority of our leased space.
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
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 29, 2016, there were approximately 18 holders of record of our ordinary shares, although there is a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2015:
First Quarter	$55.06	$37.05
Second Quarter	$76.68	$52.13
Third Quarter	$86.78	$67.41
Fourth Quarter	$91.75	$79.81

Fiscal 2016:
First Quarter	$86.95	$63.15
Second Quarter	$94.57	$74.57
Third Quarter	$91.84	$67.89
Fourth Quarter	$101.77	$86.93
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, purchase our ordinary shares, or pay down our debt. Under Dutch law, we may pay dividends only out of profits shown on our annual accounts prepared in accordance with Dutch generally accepted accounting principles and adopted by our shareholders, and only to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends.
Issuer Purchases of Equity Securities
On February 22, 2016, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisor Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 17, 2017, and we may suspend or discontinue the repurchase program at any time.
We did not repurchase any shares under this February 2016 program during the three months ended June 30, 2016, and 6,300,000 shares remain available for repurchase under this program, subject to certain limitations imposed by our debt covenants.

Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2011 and the relative performance of each investment is tracked through June 30, 2016.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2011	2012	2013	2014	2015	2016
Cimpress N.V.	$100.00	$67.50	$103.18	$84.56	$175.88	$193.27
NASDAQ Composite	100.00	108.58	128.19	169.08	192.10	187.57
RDG Internet Composite	100.00	105.91	135.80	188.50	206.24	249.77
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

	Year Ended June 30,
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$1,788,044	$1,494,206	$1,270,236	$1,167,478	$1,020,269
Net income attributable to Cimpress N.V.	54,349	92,212	43,696	29,435	43,994
Net income per share attributable to Cimpress N.V.:
Basic	$1.72	$2.82	$1.33	$0.89	$1.16
Diluted	$1.64	$2.73	$1.28	$0.85	$1.13
Shares used in computing net income per share attributable to Cimpress N.V.:
Basic	31,656,234	32,644,870	32,873,234	33,209,172	37,813,504
Diluted	33,049,454	33,816,498	34,239,909	34,472,004	38,953,179

	Year Ended June 30,
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities (f)	$247,358	$242,022	$153,739	$141,808	$146,749
Purchases of property, plant and equipment	(80,435)	(75,813)	(72,122)	(78,999)	(46,420)
Purchases of ordinary shares	(153,467)	—	(42,016)	(64,351)	(309,701)
Business acquisitions, net of cash acquired	(164,412)	(123,804)	(216,384)	—	(180,675)
Net proceeds of debt	167,316	54,207	207,946	8,051	227,181

	As of June 30,
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (g)	$85,319	$110,494	$76,365	$50,065	$62,203
Working capital (g)	(135,095)	(89,580)	(83,560)	(54,795)	(26,762)
Total assets (i)	1,463,869	1,299,794	985,495	598,632	590,785
Total long-term debt, excluding current portion (h)(i)	656,794	493,039	408,150	227,700	227,356
Total shareholders’ equity	166,076	249,419	232,457	189,561	189,287
___________________
(a) Includes the impact of the acquisitions of Litotipografia Alcione S.r.l. on July 29, 2015, Tradeprint Distribution Limited on July 31, 2015, and WIRmachenDRUCK GmbH on February 1, 2016. See Note 8 in our accompanying financial statements in this Report for a discussion of these acquisitions.
During fiscal 2016, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense, these benefits were historically recognized in equity. As the standard required a prospective method of adoption, our fiscal 2016 net income includes a $3.7M income tax benefit due to the adoption that did not occur in the comparable periods presented above. In addition, the standard updates the method of calculating diluted shares resulting in the inclusion of 205,000 additional shares in our diluted EPS calculation that is not comparable to the other periods presented. Refer to Note 2 for further discussion of this new accounting standard.
(b) Includes the impact of the acquisitions of FotoKnudsen AS on July 1, 2014, FL Print SAS on April 9, 2015, Exagroup SAS on April 15, 2015 and druck.at Druck-und Handelsgesellschäft mbH on April 17, 2015, as well as our investment in Printi LLC on August 7, 2014. See Notes 8, 15 and 16 in our accompanying financial statements in this Report for a discussion of these transactions.

(c)
Includes the impact of the acquisitions of Printdeal B.V. on April 1, 2014 and Pixartprinting S.p.A. on April 3, 2014, as well as our investment in a joint business arrangement with Plaza Create Co. Ltd. in February 2014. See Notes 8 and 15 in our accompanying financial statements in this Report for a discussion of these transactions.

(d) Includes the impact of our July 10, 2012 equity investment in Namex Limited. During the fourth quarter of fiscal 2014 we disposed of this investment and recognized a loss on the sale of $12.7 million. See Note 16 in our accompanying financial statements in this Report for a discussion of this investment.

(e) Includes the impact of the acquisitions of Albumprinter Holding B.V. on October 31, 2011 and Webs, Inc. on December 28, 2011.
(f) During fiscal 2016, we early adopted the new share-based compensation accounting standard. In addition to impacts disclosed in (a) above, the standard requires excess tax benefits, previously presented as financing activity, to be classified as operating activities. As retroactive adoption for this component of the standard was allowable, we have adjusted all periods presented to reflect this change in classification.
(g) We define working capital as current assets less current liabilities. Our working capital profile has evolved since fiscal 2012 as we have made long-term investments that seek to drive shareholder value through acquisitions, ordinary share purchases, and other strategic initiatives. We have financed these investments through a mix of cash on hand, cash flows generated from operations and external debt financing.
(h) On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit, the indebtedness outstanding under our senior secured credit facility and for general corporate purposes. See Note 11 in our accompanying financial statements in this Report for additional discussion.
(i) During fiscal 2016, we early adopted a new accounting standard to present capitalized debt issuance costs net of the related debt obligation. Previously, these capitalized costs were classified as current and long-term assets. As required by the standard, we applied this change retrospectively for all periods presented.

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
Executive Overview
Cimpress, the world leader in mass customization, is a technology driven company that aggregates, via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We fulfill those orders with manufacturing capabilities which include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products for customers on-demand. We bring our products to market through a portfolio of focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
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
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit after tax (NOPAT) and cash flow from operations. A summary of these key financial metrics for the fiscal year ended June 30, 2016, as compared to the fiscal year ended June 30, 2015 are as follows:

Fiscal Year 2016

•	Reported revenue increased by 20% to $1,788.0 million.

•	Consolidated constant-currency revenue increased by 24% and excluding acquisitions increased by 11%.

•	Operating income decreased $18.1 million to $78.2 million.

•	Adjusted NOPAT increased $14.7 million to $139.8 million.

•	Cash provided by operating activities increased $5.3 million to $247.4 million.
For our fiscal year 2016 results, reported revenue growth was primarily due to the addition of the revenue of our recently acquired WIRmachenDRUCK, Exagroup and druck.at brands, as well as continued growth in the Vistaprint business unit and Upload and Print businesses acquired in fiscal 2014. The decrease in operating income was primarily due to a goodwill impairment loss during the third quarter of fiscal 2016 related to our Exagroup business, as well as losses recognized for the abandonment of production equipment during fiscal 2016, partially offset by increased profits in the Vistaprint business unit and Upload and Print business units. Adjusted NOPAT, which excludes several non-operational items including the impairment related charges, increased versus the comparative period a year ago. The increases in adjusted NOPAT are primarily due to increased profits in the Vistaprint business unit and Upload and Print business units, partially offset by planned increased investments in our Most of World businesses, product expansion, and the mass customization platform.
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
For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. As the vouchers do not expire, any unredeemed vouchers are recorded as deferred revenue. We recognize revenue on the portion of unredeemed vouchers when the likelihood of redemption becomes remote (referred to as "breakage") and we determine there is no legal obligation to remit the value of the unredeemed coupons to government agencies. We estimate the breakage rate based upon the pattern of historical redemptions. During fiscal 2015, we accumulated sufficient historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine a pattern of historical redemptions in accordance with our accounting policy. Accordingly, we recognized $4.0 million of breakage revenue during the fourth quarter of fiscal 2015 as a result of this change in estimate. We continue to apply this approach for our unredeemed voucher activity but the impact of the breakage estimate is immaterial to our current annual results.

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
Share-Based Compensation. We measure share-based compensation costs at fair value, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period.
We use the Black-Scholes option pricing model to measure the fair value of most of our share options and use a lattice model to measure the fair value of share options with a market condition, as well as the subsidiary share option liability award granted in conjunction with the Pixartprinting acquisition. The Black-Scholes model requires significant estimates related to the award’s expected life and future share price volatility of the underlying equity security. The lattice model considers market condition attributes in its valuation assessment where relevant and simulates various sources of uncertainty in order to determine an average value based on the range of resultant outcomes. The lattice model requires estimation of inputs such as future share price volatility and future operating performance. The fair value of restricted share units and restricted share awards is determined based on the number of shares granted and the quoted price of our ordinary shares on the date of the grant. During fiscal 2016, we adopted the new share-based compensation accounting standard and elected to prospectively recognize the impact of forfeitures as they occur.
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
Income Taxes. As part of the process of preparing our consolidated financial statements, we calculate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense, including assessing the risks associated with tax positions, together with assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. Our estimates can vary due to the profitability mix of jurisdictions, foreign exchange movements, changes in tax law, regulations or accounting principles, as well as certain discrete items. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.
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
Business Combinations. We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, estimated customer renewal rates, projected operating costs and discount rates. We estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts or through the use of a Monte Carlo simulation model. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations.
Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Costs related to the acquisition of a business are expensed as incurred.
Goodwill, Indefinite-Lived Intangible Assets, and Other Definite Lived Long-Lived Assets. We evaluate goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. In addition to the specific factors mentioned above, we assess the following individual factors on an ongoing basis such as:

•	A significant adverse change in legal factors or the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel; and

•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.
If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology. This analysis requires significant judgment and is based on our strategic plans and estimation of future cash flows, which is dependent on internal forecasts. Our annual analysis also requires significant judgment including the identification and aggregation of reporting units, as well as the determination of our discount rate and perpetual growth rate assumptions.
During the third quarter of fiscal 2016, we recognized a partial impairment loss of $30.8 million associated with the goodwill of our Exagroup reporting unit. Estimating the fair value of a reporting unit requires the use of estimates and significant judgments that are based on a number of factors including actual operating results and forecasts. It is reasonably possible that the judgments and estimates described above could change in future periods. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, a 1% variation in the discount rate utilized in our Exagroup impairment analysis results in a reduction (or increase) of the estimated fair value of the reporting unit of approximately $7.0 million. Since our third quarter analysis, there have been no indications that additional impairment exists in any of our reporting units of June 30, 2016.
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
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2016	2015	2014
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	43.3%	38.1%	35.5%
Technology and development expense	12.4%	13.0%	13.9%
Marketing and selling expense	30.1%	32.8%	34.6%
General and administrative expense	8.1%	9.7%	9.2%
Impairment of goodwill	1.7%	—%	—%
Income from operations	4.4%	6.4%	6.8%
Other income (expense), net	1.4%	1.3%	(1.7)%
Interest expense, net	(2.1)%	(1.1)%	(0.6)%
Income before income taxes and loss in equity interests	3.7%	6.6%	4.5%
Income tax provision	0.9%	0.6%	0.8%
Loss in equity interests	—%	—%	0.2%
Net income	2.8%	6.0%	3.5%
Add: Net loss attributable to noncontrolling interest	0.2%	0.2%	—%
Net income attributable to Cimpress N.V.	3.0%	6.2%	3.5%

In thousands

	Year Ended June 30,			Year Ended June 30,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	$1,788,044	$1,494,206	$1,270,236	20%	18%

Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the fiscal years ended June 30, 2016, 2015 and 2014 is shown in the following tables. Fiscal 2016 includes the impact of Tradeprint, Alcione and WIRmachenDRUCK from their respective acquisition dates in our Upload and Print business units segment. Fiscal 2015 includes from their respective acquisitions dates, the impact of FotoKnudsen which is part of our All Other business units, as well as Easyflyer, Exagroup and druck.at which are part of our Upload and Print business units segment:

In thousands	Year Ended June 30			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2016	2015	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$1,217,162	$1,149,706	6%	4%	10%	—%	10%
Upload and Print business units (3)	432,638	197,075	120%	7%	127%	(100)%	27%
All Other business units	138,244	147,425	(6)%	8%	2%	—%	2%
Total revenue	$1,788,044	$1,494,206	20%	4%	24%	(13)%	11%
Fiscal 2014 includes the impact of Printdeal and Pixartprinting from their respective acquisition dates in our Upload and Print business units segment:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2015	2014	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$1,149,706	$1,103,217	4%	5%	9%	—%	9%
Upload and Print business units (3)	197,075	43,590	352%	26%	378%	(344)%	34%
All Other business units	147,425	123,429	19%	9%	28%	(17)%	11%
Total revenue	$1,494,206	$1,270,236	18%	5%	23%	(14)%	9%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year over year revenue. Revenue from our fourth quarter fiscal 2015 and fiscal 2016 acquisitions is excluded from fiscal 2016 revenue growth. For example, revenue from Easyflyer, Exagroup and druck.at, which we acquired in Q4 2015, is excluded from Q1, Q2, and Q3 2016 revenue growth but included in Q4 2016 revenue growth.
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
Vistaprint business unit
Reported revenue for the year ended June 30, 2016 increased 6% to $1,217.2 million, as compared to the year ended June 30, 2015. Our reported revenue growth was negatively affected by currency impacts during the year ended June 30, 2016 of 4%. The Vistaprint business unit constant-currency growth of 10% was primarily due to repeat customer bookings growth, with improving growth in new customer bookings. We experienced strong revenue growth in our focus product categories which include signage, marketing materials and promotional products and apparel. Performance continues to be stronger in North American and Australian markets than most markets in Europe where we have more substantial customer value proposition changes to make in order to appeal more broadly to higher expectations customers. Some of these customer value proposition efforts continue to create revenue headwinds in certain markets including recent changes and tests we have implemented in a limited number of markets to reduce shipping pricing which are expected to have a greater impact in future periods. However, we are realizing benefits from these investments in fiscal 2016 through improved customer retention rates and positive results in our current period Net Promoter Score™ (which polls our customers on their willingness to recommend us to friends and colleagues based on a score of 0 to 10) in markets around the world.
Reported revenue for the year ended June 30, 2015 increased 4% to $1,149.7 million as compared to the year ended June 30, 2014 as the Vistaprint business unit experienced growth from the higher expectations market segment, increased average order value and improved activity from our repeat customer base. During the year we delivered improved revenue growth trends in the U.S., U.K., French and German markets where we made major pricing and channel marketing changes in fiscal 2014. Our reported revenue growth was negatively affected by currency impacts of 5% during the year ended June 30, 2015 resulting in constant-currency revenue growth of 9%. Our constant-currency revenue growth for the Vistaprint business unit more than doubled from fiscal 2014 to fiscal 2015. In addition we have seen year over year improvement in our customer Net Promoter Score™.
Upload and Print business units
Reported revenue for the year ended June 30, 2016 increased 120% to $432.6 million from $197.1 million in the prior comparable period. Our reported revenue growth includes the addition of aggregate revenue of $205.4 million for the year ended June 30, 2016, from the brands we acquired in fiscal 2016 and fiscal 2015 for quarters with no comparable revenue. The Upload and Print business units constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 27% for the year ended June 30, 2016, due to continued strong performance from our Pixartprinting and Printdeal brands, which we acquired in fiscal 2014.
Reported revenue for the year ended June 30, 2015 increased 352% to $197.1 million from $43.6 million, in the prior comparable period due to the addition of aggregate revenue from the brands we acquired in fiscal 2015 and fiscal 2014 for quarters with no comparable revenue. The Upload and Print business units constant-currency revenue growth excluding revenue from businesses acquired in the prior twelve months of 34%, represents revenue growth from our Pixartprinting and Printdeal brands acquired in fourth quarter of fiscal 2014 with comparable revenue for the fourth quarter of the prior fiscal year.
All Other business units
Reported revenue for the year ended June 30, 2016 decreased 6% to $138.2 million, as compared to the prior comparable period. Our reported revenue growth was negatively affected by currency impacts during the year ended June 30, 2016 of 8%. The All Other business units constant-currency revenue growth of 2% for the year ended June 30, 2016 was primarily due to strong growth in our Most of World business units, as well as the direct to consumer portion of our Albumprinter brand partially offset by the decline in partner revenue in both our Corporate Solutions and Albumprinter businesses of $10.1 million. The Most of World portfolio continues to grow faster than other parts of this segment, but is small relative to the size of the other components.
Reported revenue for the year ended June 30, 2015 increased 19% to $147.4 million, as compared to the year ended June 30, 2014. Our reported revenue included the addition of aggregate revenue of $20.7 million from the brands we acquired in fiscal 2015. The All Other business units constant-currency revenue growth excluding revenue from businesses acquired in the prior twelve months was 11%, primarily driven by continued growth in our Albumprinter brand, as well as in our smaller markets in our Most of World business.

The following table summarizes our comparative operating expenses for the period:

In thousands

	Year Ended June 30,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cost of revenue	$775,005	$568,599	$451,093	36%	26%
% of revenue	43.3%	38.1%	35.5%
Technology and development expense	$220,981	$194,360	$176,344	14%	10%
% of revenue	12.4%	13.0%	13.9%
Marketing and selling expense	$537,664	$489,743	$440,311	10%	11%
% of revenue	30.1%	32.8%	34.6%
General and administrative expense	$145,360	$145,180	$116,574	—%	25%
% of revenue	8.1%	9.7%	9.2%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the year ended June 30, 2016, as the operations within the Upload and Print business units have, as a percent of revenue, higher cost of revenue than our traditional business and are growing faster; however, these companies also have lower marketing and selling costs as a percent of revenue.
The Vistaprint business unit cost of revenue increased to $399.5 million for the year ended June 30, 2016 from $367.6 million in the prior year period. The increase was primarily due to increased costs associated with production volume and product mix of $38.6 million and was partially offset by the aggregate benefits of currency, productivity and efficiency gains of $6.7 million.
The Vistaprint business unit cost of revenue increased to $367.6 million for the year ended June 30, 2015 from $364.5 million for the year ended June 30, 2014, due to increased costs associated with production volume and product mix of $33.9 million. This increase was partially offset by currency related benefits, reductions in raw material pricing, shipping costs and other productivity and efficiency gains of $30.8 million.
The Upload and Print business units cost of revenue increased to $295.0 million for the year ended June 30, 2016 from $136.4 million in the prior comparable period primarily due to incremental manufacturing costs of $149.3 million for the operations acquired in the fourth quarter of fiscal 2015 and fiscal 2016. The remaining increase is due to increased manufacturing volume from our Pixartprinting and Printdeal brands. For the year ended June 30, 2015 cost of revenue increased to $136.4 million from $30.3 million in the prior comparable period due to incremental manufacturing costs for the operations acquired in the fourth quarter of fiscal 2014 and fiscal 2015.
The All Other business units cost of revenue increased to $65.2 million for the year ended June 30, 2016 from $62.0 million for the year ended June 30, 2015, primarily due to increased manufacturing costs. For the year ended June 30, 2015 cost of revenue increased to $62.0 million from $48.5 million in the prior comparable period primarily due to $11.8 million of incremental manufacturing costs for the operations acquired in fiscal 2015, as well as $4.7 million for growth in our Most of World business units.
During the years ended June 30, 2016, 2015 and 2014 we had cost of revenue that was not allocated to our business units for management reporting of $15.3 million, $2.5 million and $7.8 million, respectively. These costs for the year ended June 30, 2016 include $11.0 million of losses for the abandonment of various proprietary production technologies and other print production equipment. The remaining costs for each of the periods primarily relate to certain start-up costs related to new product introductions and manufacturing technologies.

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
The growth in our technology and development expenses of $26.6 million for the year ended June 30, 2016 as compared to the prior comparative period was due to increased payroll, share-based compensation and facility-related costs of $14.7 million, as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to one of our core corporate strategies to build a software-based mass customization platform as well as expand product offerings, and partly due to headcount from acquired businesses. Depreciation and amortization expense increased by $5.5 million, primarily due to expense related to our fiscal 2015 fourth quarter and fiscal 2016 acquisitions. Technology infrastructure-related costs increased by $8.8 million, primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. The increase was partially offset by a decrease in other technology and development expense of $1.4 million primarily due to decreased third party services. Also during the year ended June 30, 2016, we had higher net capitalization of software costs of $1.0 million, due to an increase in costs that qualified for capitalization during the fiscal year.
The growth in our technology and development expenses of $18.0 million for the year ended June 30, 2015 as compared to the year ended June 30, 2014 was primarily due to increased payroll and facility-related costs of $13.9 million as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to hiring in this strategic investment area, and partly due to headcount from acquired businesses. Amortization expense increased by $1.6 million primarily due to a full year of expense related to our fiscal 2014 acquisitions, as well as the fourth quarter impact of Exagroup and druck.at. Other technology expense increased $9.3 million primarily due to increased consulting fees and severance related expenses. These expenses were partially offset by a decline in share-based compensation expense of $2.9 million for the year ended June 30, 2015, as the restricted share awards granted as part of our fiscal 2012 Webs acquisition were fully vested as of December 31, 2013. Also during the year ended June 30, 2015, we had higher net capitalization of software costs of $3.9 million due to an increase in costs that qualified for capitalization during the fiscal 2015 as compared to fiscal 2014.
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
    Our marketing and selling expenses increased by $47.9 million during the year ended June 30, 2016 as compared to the prior comparative period primarily due to increased advertising expense of $19.6 million as a result of product-focused television ad investments in both the U.S. and Canada during the first quarter of fiscal 2016 as well as strategic investments in certain European markets which included increased paid search and television ad spend during the fourth quarter of fiscal 2016 for the Vistaprint business unit. In addition, increased activity from our recently acquired brands also contributed to the increase in advertising expense. Amortization expense increased by $11.0 million, as a result of the customer and trademark related intangible assets related to our fourth quarter fiscal 2015 acquisitions and fiscal 2016 acquisitions. Our payroll and facility-related costs, inclusive of share-based compensation, increased $8.6 million, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint business unit customer service resources in order to provide higher value services to our customers. Payment processing and third-party services were $5.7 million higher than the prior period, primarily due to increased order volumes. Other marketing and selling costs increased by $2.9 million, primarily due to increased travel and training costs.

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
During the year ended June 30, 2016 our general and administrative expenses increased by $0.2 million, as compared to the prior comparative period. The increase in fiscal 2016 was partially driven by increased payroll and facility-related costs of $4.5 million, as compared to the prior comparative period. We incurred additional expense of $6.0 million during the year ended June 30, 2016, related to contingent compensation arrangements from our WIRmachenDRUCK and Easyflyer acquisitions. In addition, our employee travel, training, and recruitment costs and third-party professional fees increased by $3.8 million, as compared to the prior comparative period. Other general and administrative costs increased by $0.8 million, which primarily related to third-party consulting fees. The increase was partially offset by the recognition of $14.9 million of expense during the year ended June 30, 2015, to remeasure the contingent consideration liabilities related to the Printdeal and Pixartprinting acquisitions which did not recur in the current period. Due to an amendment to the terms of the WIRmachenDRUCK contingent compensation arrangement, as discussed in Note 8, we will recognize approximately $7.0 million (based on the June 30, 2016 fair value) of general and administrative expenses in the first quarter of fiscal 2017.
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
Impairment of goodwill
During the year ended June 30, 2016, we recognized a $30.8 million goodwill impairment loss related to our Exagroup business. As we began our annual capital allocation and budgeting process, we determined that the revenue and profit outlook for this business was lower than the initial deal model upon which we based our purchase accounting. This is due in part to Exagroup's need to, and plans to, react to heightened competition in its target market, which led to a reduction in our expectations for long-term margins in this business. We performed a quantitative goodwill analysis which concluded that the fair value of our goodwill was less than the carrying amount, resulting in an impairment loss. No goodwill impairment losses were recognized for the years ended June 30, 2015 and 2014.

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

	Year Ended June 30,
	2016	2015	2014
Gains (losses) on derivatives not designated as hedging instruments	$14,026	$9,317	$(7,473)
Currency related gains (losses), net	6,864	10,245	(1,764)
Loss on disposal of Namex	—	—	(12,681)
Other gains	5,208	572	288
Total other income (expense), net	$26,098	$20,134	$(21,630)
During fiscal 2016 and 2015, we recognized net gains of $26.1 million and $20.1 million, respectively and net losses of $21.6 million during fiscal 2014. The increase in other income (expense), net for the year ended June 30, 2016 was primarily driven by higher net gains on our currency forward contracts not designated as hedging instruments of $14.0 million as compared to $9.3 million during the prior comparable period. During the year ended June 30, 2014 we recognized net losses of $7.5 million on our currency forward contracts not designated as hedging instruments. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for most of our currency forward contracts.
The remaining currency related gains of $6.9 million recognized during fiscal 2016 were lower than fiscal 2015 due to the currency exchange rate volatility on our non-functional currency intercompany relationships. These lower net gains are partially offset by the impact of certain cross-currency swap contracts designated as cash flow hedges executed during fiscal 2016. During the year ended June 30, 2014, we recognized a net loss of $1.8 million.
Other gains primarily consists of $3.9 million for the year ended June 30, 2016, related to insurance proceeds received for damaged equipment and business interruption lost profits which resulted from a fire at our Venlo, Netherlands production facility.
In addition, in fiscal 2014 we recognized a loss of $12.7 million on the sale of our equity investment in Namex Limited which did not occur in fiscal 2016 or 2015.
Interest expense, net
Interest expense, net was $38.2 million, $16.7 million and $7.7 million for the years ended June 30, 2016, 2015 and 2014, respectively. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swaps. The increase in interest expense, net is primarily a result of the issuance of our senior unsecured notes in March 2015, as well as increased interest expense associated with our Waltham lease arrangement. We expect interest expense to increase in future periods relative to historical trends as a result of our senior unsecured notes, our Waltham lease arrangement, and increased capital lease obligations for machinery and equipment.
Income tax provision

	Year Ended June 30,
	2016	2015	2014
Income tax provision	$15,684	$10,441	$10,590
Effective tax rate	23.7%	10.5%	18.7%
Income tax expense was $15.7 million, $10.4 million and $10.6 million for the years ended June 30, 2016, 2015 and 2014, respectively. The increase in income tax expense for the year ended June 30, 2016 as compared to the same period ended in 2015 is primarily attributable to an increase in tax on earnings of newly acquired companies and a decrease in tax benefits related to tax losses in certain jurisdictions in fiscal 2016 as compared to fiscal 2015. Our annual effective tax rate in fiscal 2016 is higher than fiscal 2015 due to the Exagroup goodwill impairment charge (discussed in Note 9), which is non-deductible for tax purposes, greater losses recognized in fiscal 2016 as compared to fiscal 2015 in certain jurisdictions where we are unable to recognize a tax benefit, and an increased deferred tax liability on unremitted earnings. In addition, fiscal 2016 had a decrease in consolidated pre-tax income and a less favorable geographical mix of earnings as compared to fiscal 2015. These impacts to the fiscal 2016 effective tax rate are partially offset by share-based compensation tax benefits as a result of the adoption of ASU 2016-09, deferred tax benefits due to future tax rate decreases in various jurisdictions, and a current tax benefit related to the extension of the U.S. federal research and development credit.
Our cash paid for income taxes for fiscal 2016 is higher than our income tax expense primarily as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period.
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
Segment profitability
Our primary metric used to measure segment financial performance is adjusted net operating profit which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges. For the year ended June 30, 2016, the Vistaprint business unit adjusted net operating profit increased by $26.9 million, as compared to the prior comparative period primarily due to $35.6 million in additional gross profit as a result of revenue growth, partially offset by an increase in planned advertising spend. The Upload and Print business units adjusted net operating profit increased by $34.4 million primarily due to the addition of aggregate adjusted net operating profit of $21.4 million from the brands we acquired during the fourth quarter of fiscal 2015 and fiscal 2016. In addition, both the Pixartprinting and Printdeal brands have increased their contribution to our consolidated adjusted net operating profit due to growth in revenue and improvements in gross margin. Our All Other business units adjusted net operating profit decreased by $18.1 million as we continued to invest in our Most of World portfolio and experienced a decline in partner related profits of $5.7 million.
For the year ended June 30, 2015, the Vistaprint business unit adjusted net operating profit increased by $31.0 million, as compared to the prior comparative period primarily due to $43.4 million in additional gross profit as a result of revenue growth, partially offset by an increase in advertising spend. The Upload and Print business units adjusted net operating profit increased by $20.6 million due to the addition of aggregate adjusted net operating profit from the brands we acquired during the fourth quarter of fiscal 2014 and fiscal 2015. Our All Other business units adjusted net operating profit increased by $0.6 million as we continued to invest in our Most of World portfolio and experienced a decline in partner related revenue and profits.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2016	2015	2014
Net cash provided by operating activities	$247,358	$242,022	$153,739
Net cash used in investing activities	(265,538)	(217,190)	(306,984)
Net cash (used in) provided by financing activities	(5,338)	25,166	164,449
At June 30, 2016, we had $77.4 million of cash and cash equivalents and $685.9 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $26.2 million during the year ended June 30, 2016. We expect cash and cash equivalents to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the year ended June 30, 2016 related primarily to the following items:

Cash inflows:

•	Net income of $50.4 million;

•
Adjustments for non-cash items of $170.0 million primarily related to positive adjustments for depreciation and amortization of $131.9 million, goodwill impairment of $30.8 million, share-based compensation costs of $23.8 million and abandonment of long-lived assets of $11.0 million, offset by negative adjustments for non-cash tax related items of $15.9 million and unrealized currency-related gains of $17.4 million;

•	Proceeds of debt of $167.3 million, net of payments;

•	Changes in working capital balances of $38.7 million primarily driven by improved management of accounts payable and accrued expenses and the cash receipt of a tax refund of $8.5 million;

•	Proceeds from a completed insurance claim settlement of $11.9 million, of which $8.3 million is presented as cash from operations and $3.6 million is presented as cash from investing activities; and

•	A capital contribution from a noncontrolling interest of $5.1 million.
Cash outflows:

•	Payments for acquisitions, net of cash acquired, of $164.4 million;

•	Purchases of our ordinary shares of $153.5 million;

•
Capital expenditures of $80.4 million of which $31.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, $23.4 million were related to the purchase of land, facilities and leasehold improvements, and $26.0 million were related to purchases of other capital assets, including facility improvements and office equipment;

•	Internal costs for software and website development that we have capitalized of $26.3 million;

•	Payments of acquisition-related contingent consideration arrangements of $15.9 million

•	Payments for capital lease arrangements of $13.9 million; and

•	Payments of withholding taxes in connection with share awards of $7.5 million.
Additional Liquidity and Capital Resources Information. During the year ended June 30, 2016, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of June 30, 2016, approximately $76.9 million of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $23.3 million. We do not intend to repatriate such funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows. During fiscal 2016, our indefinitely reinvested earnings decreased due to our determination that the undistributed earnings of one of our subsidiaries can no longer be considered indefinitely reinvested. Refer to Note 14 for additional discussion.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of June 30, 2016, we have aggregate loan commitments from our senior secured credit facility totaling $830.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $140.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2016, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

June 30, 2016
Maximum aggregate available for borrowing	$830,000
Outstanding borrowings of senior secured credit facilities	(400,914)
Remaining amount	429,086
Limitations to borrowing due to debt covenants and other obligations (1)	(1,636)
Amount available for borrowing as of June 30, 2016 (2)	$427,450
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of June 30, 2016, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.

Other debt. Other debt primarily consists of term loans acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of June 30, 2016 we had $10.1 million outstanding for those obligations that are payable through September 2024.
Our expectations for fiscal year 2017. Our current liabilities continue to exceed our current assets; however, we believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for the foreseeable future. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2017 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Large, discrete, internally developed projects that we believe can, over the longer term, provide us with materially important competitive capabilities and/or positions in new markets, such as investments in our software, service operations and other supporting capabilities for our integrated platform, new business units such as Corporate Solutions and expansion into new geographic markets

•
Other organic investments intended to maintain or improve our competitive position or support growth, such as costs to develop new products and expand product attributes, production and IT capacity expansion, merchant related advertising costs and continued investment in our employees

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at June 30, 2016 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$90,246	$14,713	$26,217	$24,542	$24,774
Build-to-suit lease	121,294	12,569	25,139	25,139	58,447
Purchase commitments	55,328	37,828	17,500	—	—
Senior unsecured notes and interest payments	390,500	19,250	38,500	38,500	294,250
Other debt and interest payments	444,296	34,941	124,007	283,572	1,776
Capital leases	29,893	10,648	14,340	4,603	302
Other	13,543	3,315	10,228	—	—
Total (1)	$1,145,100	$133,264	$255,931	$376,356	$379,549
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.2 million as of June 30, 2016 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 14 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $90.2 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $4.5 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At June 30, 2016, we had unrecorded commitments under contract of $55.3 million, which were primarily composed of commitments for production and computer equipment purchases of approximately $35.4 million. Production and computer equipment purchases relates primarily to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $9.5 million, professional and consulting fees of approximately $3.4 million, inventory purchase commitments of $1.7 million, commitments for advertising campaigns of $0.8 million, and other unrecorded purchase commitments of $4.5 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. The term loans of $140.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $260.8 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of June 30, 2016 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions, and as of June 30, 2016 we had $10.1 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2016, is $29.4 million, net of accumulated depreciation of $17.1 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2016 amounts to $29.3 million.
Other Obligations. Other obligations include an installment obligation of $9.6 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2016. Other obligations also includes the fair value of the contingent earn-out payment related to the WIRmachenDRUCK acquisition of $1.2 million. The WIRmachenDRUCK earn-out is payable at our option in cash or ordinary shares, based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $2.7 million, in aggregate.
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

The table below sets forth operating income and adjusted net operating profit after tax for each of the years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,
	2016	2015	2014
GAAP operating income	$78,193	$96,324	$85,914
Less: Cash taxes attributable to current period (see below)	(32,236)	(24,986)	(20,123)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	40,834	24,264	12,723
Earn-out related charges (1)	6,378	15,275	2,192
Share-based compensation related to investment consideration	4,835	3,570	4,363
Certain impairments (2)	41,820	—	—
Restructuring costs	381	3,202	5,980
Less: Interest expense associated with Waltham lease	(6,287)	—	—
Include: Realized gains on currency forward contracts not included in operating income	5,863	7,450	(7,048)
Adjusted NOPAT (3)	$139,781	$125,099	$84,001

Cash taxes paid in the current period (4)	$19,750	$14,284	$18,485
Less: cash taxes (paid) received and related to prior periods (4)	934	(5,477)	(6,521)
Plus: cash taxes attributable to the current period but not yet paid	9,298	6,667	6,036
Plus: cash impact of excess tax benefit on equity awards attributable to current period	5,574	12,932	5,551
Less: installment payment related to the transfer of intellectual property in a prior year	(3,320)	(3,420)	(3,428)
Cash taxes attributable to current period	$32,236	$24,986	$20,123
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
(4) For the year ended June 30, 2016, cash taxes paid in the current period includes a cash tax refund of $8,479, which is subsequently eliminated from cash taxes attributable to the current period as it relates to a refund of a prior years' taxes generated as a result of a prior year excess share-based compensation deduction. Therefore, the impact is not included in adjusted NOPAT for the current period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of June 30, 2016, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2016, we had $400.8 million of variable rate debt and $9.6 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of June 30, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.1 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $21.3 million, $18.8 million and $10.1 million on our income before taxes for the years ended June 30, 2016, 2015 and 2014, respectively.

Item 8. Financial Statements and Supplementary Data
CIMPRESS N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Shareholders of
Cimpress N.V.

In our opinion, the accompanying consolidated balance sheets as of June 30, 2016 and 2015 and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cimpress N.V. and its subsidiaries at June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited), Litotipographia Alcione S.r.l. and WIRmachenDRUCK GmbH (the “Acquired Companies”) from its assessment of internal control over financial reporting as of June 30, 2016 because they were acquired by the Company in purchase business combinations during fiscal 2016. We have also excluded these Acquired Companies from our audit of internal control over financial reporting. The aggregated total assets and total revenues of these wholly-owned Acquired Companies represent approximately $35.6 million and $93.4 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2016.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Supervisory Board and Shareholders of
Cimpress N.V.
We have audited the accompanying consolidated statement of operations, comprehensive income (loss), shareholders’ equity and cash flows of Cimpress N.V. (formerly known as Vistaprint N.V.) for the year ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Cimpress N.V. for the year ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
August 15, 2014

Except for Notes 9 and 17, as to which the date is

August 12, 2016

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$77,426	$103,584
Marketable securities	7,893	6,910
Accounts receivable, net of allowances of $490 and $372, respectively	32,327	32,145
Inventory	18,125	18,356
Prepaid expenses and other current assets	64,997	55,103
Total current assets	200,768	216,098
Property, plant and equipment, net	493,163	467,511
Software and web site development costs, net	35,212	22,109
Deferred tax assets	26,093	17,172
Goodwill	466,005	400,629
Intangible assets, net	216,970	151,063
Other assets	25,658	25,213
Total assets	$1,463,869	$1,299,795
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$86,682	$65,875
Accrued expenses	178,987	172,826
Deferred revenue	25,842	23,407
Deferred tax liabilities	—	1,043
Short-term debt	21,717	21,057
Other current liabilities	22,635	21,470
Total current liabilities	335,863	305,678
Deferred tax liabilities	69,430	48,007
Lease financing obligation	110,232	93,841
Long-term debt	656,794	493,039
Other liabilities	60,173	52,073
Total liabilities	1,232,492	992,638
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	65,301	57,738
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,536,732 and 33,203,065 shares outstanding, respectively	615	615
Treasury shares, at cost,12,543,895 and 10,877,562 shares, respectively	(548,549)	(412,132)
Additional paid-in capital	335,192	324,281
Retained earnings	486,482	435,052
Accumulated other comprehensive loss	(108,015)	(98,909)
Total shareholders’ equity attributable to Cimpress N.V.	165,725	248,907
Noncontrolling interest	351	512
Total shareholders' equity	166,076	249,419
Total liabilities, noncontrolling interests and shareholders’ equity	$1,463,869	$1,299,795
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2016	2015	2014
Revenue	$1,788,044	$1,494,206	$1,270,236
Cost of revenue (1)	775,005	568,599	451,093
Technology and development expense (1)	220,981	194,360	176,344
Marketing and selling expense (1)	537,664	489,743	440,311
General and administrative expense (1)	145,360	145,180	116,574
Impairment of goodwill	30,841	—	—
Income from operations	78,193	96,324	85,914
Other income (expense), net	26,098	20,134	(21,630)
Interest expense, net	(38,196)	(16,705)	(7,674)
Income before income taxes and loss in equity interests	66,095	99,753	56,610
Income tax provision	15,684	10,441	10,590
Loss in equity interests	—	—	2,704
Net income	50,411	89,312	43,316
Add: Net loss attributable to noncontrolling interest	3,938	2,900	380
Net income attributable to Cimpress N.V.	$54,349	$92,212	$43,696
Basic net income per share attributable to Cimpress N.V.	$1.72	$2.82	$1.33
Diluted net income per share attributable to Cimpress N.V.	$1.64	$2.73	$1.28
Weighted average shares outstanding — basic	31,656,234	32,644,870	32,873,234
Weighted average shares outstanding — diluted	33,049,454	33,816,498	34,239,909
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2016	2015	2014
Cost of revenue	$72	$78	$251
Technology and development expense	5,892	4,139	7,041
Marketing and selling expense	1,591	1,952	5,082
General and administrative expense	16,273	17,906	15,412

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30,
	2016	2015	2014
Net income	$50,411	$89,312	$43,316
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain, net of hedges	(7,537)	(93,627)	8,019
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(2,504)	(1,417)	(1,285)
Amounts reclassified from accumulated other comprehensive income to net income on derivative instruments	1,587	815	396
Unrealized gain (loss) on available-for-sale-securities	517	(6,275)	9,246
Gain (loss) on pension benefit obligation, net	561	(388)	(2,724)
Comprehensive income (loss)	43,035	(11,580)	56,968
Add: Comprehensive loss attributable to noncontrolling interests	2,208	2,770	397
Total comprehensive income (loss) attributable to Cimpress N.V.	$45,243	$(8,810)	$57,365
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2013	44,080	$615	(11,289)	$(398,301)	$299,659	$299,144	$(11,556)	$189,561
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			297	9,011	(8,001)			1,010
Restricted share units vested, net of shares withheld for taxes			285	8,205	(14,220)			(6,015)
Excess tax benefits from share-based compensation					5,159			5,159
Share-based compensation expense					27,449			27,449
Purchase of ordinary shares			(1,044)	(42,016)				(42,016)
Net income attributable to Cimpress N.V.						43,696		43,696
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(889)	(889)
Adjustment to contributed capital of noncontrolling interest					(56)			(56)
Unrealized gain on marketable securities							9,246	9,246
Foreign currency translation							8,036	8,036
Unrealized loss on pension benefit obligation, net of tax							(2,724)	(2,724)
Balance at June 30, 2014	44,080	$615	(11,751)	$(423,101)	$309,990	$342,840	$2,113	$232,457
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			672	6,689	(16,468)			(9,779)
Restricted share units vested, net of shares withheld for taxes			201	4,280	(10,728)			(6,448)
Excess tax benefits from share-based compensation					20,763			20,763
Share-based compensation expense					20,724			20,724
Net income attributable to Cimpress N.V.						92,212		92,212
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(602)	(602)
Unrealized gain on marketable securities							(6,275)	(6,275)
Foreign currency translation, net of hedges							(93,757)	(93,757)
Unrealized loss on pension benefit obligation, net of tax							(388)	(388)
Balance at June 30, 2015	44,080	$615	(10,878)	$(412,132)	$324,281	$435,052	$(98,909)	$248,907
Cumulative effect adjustment related to adoption of share-based compensation standard (ASU 2016-09)					546	2,000		2,546
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			120	5,199	(493)			4,706
Issuance of ordinary shares in conjunction with WIRmachenDRUCK acquisition			112	4,900	3,910			8,810
Restricted share units vested, net of shares withheld for taxes			180	3,857	(11,326)			(7,469)
Grant of restricted share awards			82	3,094	(3,094)			—
Excess tax benefits from share-based compensation					—			—
Share-based compensation expense					21,368			21,368
Purchase of ordinary shares			(2,160)	(153,467)				(153,467)

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(in thousands)

Net income attributable to Cimpress N.V.						54,349		54,349
Redeemable noncontrolling interest accretion to redemption value						(4,919)		(4,919)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(917)	(917)
Unrealized gain on marketable securities							517	517
Foreign currency translation, net of hedges							(9,267)	(9,267)
Unrealized gain on pension benefit obligation, net of tax							561	561
Balance at June 30, 2016	44,080	$615	(12,544)	$(548,549)	$335,192	$486,482	$(108,015)	$165,725

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June,
	2016	2015	2014
Operating activities
Net income	$50,411	$89,312	$43,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,918	97,500	72,282
Impairment of goodwill	30,841	—	—
Share-based compensation expense	23,772	24,075	27,786
Deferred taxes	(15,922)	(14,940)	(12,807)
Abandonment of long-lived assets	10,979	—	—
Loss on sale of equity method investment	—	—	12,681
Loss in equity interests	—	—	2,704
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(8,163)	(1,868)	425
Change in fair value of contingent consideration	—	14,890	2,192
Payment of contingent consideration in excess of acquisition date fair value	(8,613)	(8,055)	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(9,199)	(6,455)	748
Other non-cash items	5,784	4,130	1,335
Gain on proceeds from insurance	(3,136)	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,766	2,057	4,008
Inventory	(11)	(4,491)	(1,055)
Prepaid expenses and other assets	(7,668)	8,597	(15,336)
Accounts payable	25,670	(4,026)	14,945
Accrued expenses and other liabilities	13,929	41,296	515
Net cash provided by operating activities	247,358	242,022	153,739
Investing activities
Purchases of property, plant and equipment	(80,435)	(75,813)	(72,122)
Business acquisitions, net of cash acquired	(164,412)	(123,804)	(216,384)
Purchases of intangible assets	(476)	(250)	(116)
Capitalization of software and website development costs	(26,324)	(17,323)	(9,749)
Purchase of available-for-sale securities	—	—	(4,629)
Investment in equity interests	—	—	(4,994)
Proceeds from insurance related to investing activities	3,624	—	—
Other investing activities	2,485	—	1,010
Net cash used in investing activities	(265,538)	(217,190)	(306,984)
Financing activities
Proceeds from borrowings of debt	598,008	367,500	482,800
Proceeds from issuance of senior notes	—	275,000	—
Payments of debt and debt issuance costs	(430,692)	(588,293)	(274,854)
Payment of purchase consideration included in acquisition-date fair value	(7,330)	(11,105)	—
Payments of withholding taxes in connection with equity awards	(7,467)	(29,351)	(9,430)
Payments of capital lease obligations	(13,933)	(5,750)	(1,297)
Purchase of ordinary shares	(153,467)	—	(42,016)
Proceeds from issuance of ordinary shares	4,705	13,123	4,425
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June,
	2016	2015	2014
Financing activities (continued)
Capital contribution from noncontrolling interest	5,141	4,160	4,821
Other financing activities	(303)	(118)	—
Net cash (used in) provided by financing activities	(5,338)	25,166	164,449
Effect of exchange rate changes on cash	(2,640)	(8,922)	1,239
Net (decrease) increase in cash and cash equivalents	(26,158)	41,076	12,443
Cash and cash equivalents at beginning of period	103,584	62,508	50,065
Cash and cash equivalents at end of period	$77,426	$103,584	$62,508

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,623	$8,520	$6,446
Income taxes	19,750	14,284	18,485
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$19,264	$86,198	$18,117
Property and equipment acquired under capital leases	7,535	13,194	—
Amounts due for acquisitions of businesses	5,868	20,122	21,582
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2016, 2015 and 2014
(in thousands, except share and per share data)

1. Description of the Business
We are a technology driven company that aggregates, via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We fulfill those orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products for customers on-demand. We bring our products to market through a portfolio of focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small and medium businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $409 and $543 as of June 30, 2016 and 2015, respectively, and are included in other assets in the accompanying consolidated balance sheets.
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

Accounts Receivable
Accounts receivable includes amounts due from customers. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is no longer reasonably assured.
Inventories
Inventories consist primarily of raw materials and are recorded at the lower of cost or market value using the first-in, first-out method. Costs to produce free products are included in cost of revenues as incurred.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in fiscal 2016 or 2015 as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
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
Amortization of previously capitalized amounts in the years ended June 30, 2016, 2015 and 2014 was $14,355, $8,666 and $4,985, respectively, resulting in accumulated amortization of $34,737 and $21,608 at June 30, 2016 and 2015, respectively.
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

Insurance Recoveries
During the year ended June 30, 2016, we received $11,943 in cash for payments from an insurance settlement related to a fire that occurred at our Venlo, Netherlands production facility during the first quarter of fiscal 2016. Insurance proceeds related to incurred losses are recognized when recovery is probable, while business interruption recoveries follow the gain contingency model and are recognized when realized or realizable and earned. The insurance proceeds were used to offset incurred losses, including the write-off of the net book value of damaged machinery, equipment and inventory and property-related cleanup costs, as well as claim preparation costs. We also received insurance proceeds for business interruption losses for increased shipping and outsourcing costs recognized as a reduction to cost of revenue and lost profits recognized as a gain within other income (expense), net.
During the year ended June 30, 2016, we recognized $7,996 as a reduction of expenses, including $2,634 relating to business interruption recoveries recognized as a reduction to cost of revenue. We recognized a net gain of $3,947 as a component of other income (expense), net in our consolidated statement of operations, including $811 for business interruption lost profits, with the remainder related the recovery of the replacement value of damaged machinery and equipment in excess of carrying value. As of June 30, 2016, this insurance claim is closed, and we do not anticipate any additional recoveries relating to this claim.
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
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended June 30, 2016 we committed to plans to abandon certain manufacturing equipment and recognized a loss of $10,979 in cost of revenue during the period. We did not recognize any abandonment charges during the fiscal years ended June 30, 2015 and 2014.
Business Combinations
We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates. Assets acquired that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
The consideration for our acquisitions often includes future payments that are contingent upon the occurrence of a particular event. For acquisitions that qualify as business combinations, we record an obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments or by using a Monte Carlo simulation model. We revalue these contingent consideration obligations each reporting period. Changes in the fair value of our contingent consideration obligations are recognized within general and administrative expense in our consolidated statements of operations.
Goodwill
The evaluation of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment should be aggregated as one reporting unit due to their similarity or reviewed individually. Goodwill is evaluated for impairment on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is considered to be impaired when the carrying amount of a reporting unit exceeds its estimated fair value.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of this analysis indicate that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test is required; otherwise, no further assessment is necessary. To perform the quantitative approach, we estimate the fair value of our reporting units using a discounted cash flow methodology. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.
During the fourth quarter of fiscal 2016, we changed our annual impairment test date from January 1 to May 31 to better align with our annual budget and capital allocation cycle. This change did not result in the delay, acceleration or avoidance of an impairment charge. We elected to reestablish a baseline fair value for each reporting unit and performed a quantitative analysis as of May 31, 2016, and there were no indications of impairment. There have been no indications of impairment that would require an updated analysis as of June 30, 2016.
Debt Issuance Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, or on a straight-line basis through the maturity date for our revolving credit facility. During the years ended June 30, 2016 and 2015, we capitalized debt issuance costs related to our senior secured credit facility and senior unsecured notes of $151 and $6,229, respectively. Amortization and write-off of these costs is included in interest expense, net in the consolidated statements of operations and amounted to $1,588, $1,272 and $765, for the years ended June 30, 2016, 2015 and 2014, respectively. Unamortized debt issuance costs were $7,010 and $8,447 as of June 30, 2016 and 2015, respectively. When we make changes to our financing arrangements, we re-evaluate the capitalization of these costs which could result in the immediate recognition of any unamortized debt issuance costs in our statement of operations.

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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive (loss) income, while any ineffective portion is recognized directly in earnings, as a component of other income (expense), net. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings.

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

Restructuring

Restructuring costs are recorded in connection with initiatives designed to improve efficiency or enhance competitiveness. Restructuring initiatives require us to make estimates in several areas, including expenses for severance and other employee separation costs and our ability to generate sublease income to enable us to terminate lease obligations at the estimated amounts. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with a facility exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are included as a component of each related operating expense within our consolidated statement of operations. We recognized $381, $3,202 and $5,980 in restructuring related expenses for the years ended June 30, 2016, 2015 and 2014, respectively.
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
For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. As the vouchers do not expire, any unredeemed vouchers are recorded as deferred revenue. We recognize revenue on the portion of unredeemed vouchers when the likelihood of redemption becomes remote (referred to as "breakage") and we determine there is no legal obligation to remit the value of the unredeemed coupons to government agencies. We estimate the breakage rate based upon the pattern of historical redemptions. Prior to the fourth quarter of fiscal 2015, we did not have sufficient historical data to reasonably estimate breakage and, therefore, did not recognize any breakage revenue. During the fourth quarter of fiscal 2015, we concluded that we had accumulated sufficient historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated pattern of historical redemptions in accordance with our accounting policy. Accordingly, we recognized $3,997 of breakage revenue during fiscal 2015 as a result of this change in estimate, and our basic and diluted earnings per share for fiscal 2015 increased by $0.12. We recognized an immaterial amount of breakage revenue in fiscal 2016 and we do not expect this accounting estimate to have a material impact in future periods.
A reserve for sales returns or replacements and allowances is recorded based on historical experience or specific identification of an event necessitating a reserve.
Advertising Expense
Advertising costs are expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2016, 2015 and 2014 was $305,701, $286,132 and $267,655, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.
Research and Development Expense
Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2016, 2015 and 2014 was $35,449,

$30,849 and $26,423, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.
Income Taxes
As part of the process of preparing our consolidated financial statements, we calculate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense and deferred tax expense based on assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect temporary differences to reverse. We assess the ability to realize our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense, which could have a material impact on our financial position and results of operations.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The unrecognized tax benefits will reduce our effective tax rate if recognized. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes. During fiscal 2016, we adopted the new share-based compensation accounting standard, which results in the recognition of excess tax benefits as part of our income tax provision within the consolidated statements of operations, previously recognized within shareholders' equity.
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
Other income (expense), net
The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2016	2015	2014
Gains (losses) on derivatives not designated as hedging instruments (1)	$14,026	$9,317	$(7,473)
Currency related gains (losses), net (2)	6,864	10,245	(1,764)
Loss on disposal of Namex	—	—	(12,681)
Other gains (3)	5,208	572	288
Total other income (expense), net	$26,098	$20,134	$(21,630)
_____________________
(1) Includes both realized and unrealized (losses) gains on derivative forward currency contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency related gains (losses) for the years ended June 30, 2016, 2015 and 2014 are primarily driven by this intercompany activity. Includes unrealized losses of $1,991 for the fiscal year ended June 30, 2016 related to certain cross-currency swaps designated as cash flow hedges which offset unrealized gains on the remeasurement of certain intercompany loans.
(3) Primarily relates to a gain of $3,947 for the fiscal year ended June 30, 2016, related to insurance proceeds received for an insurance claim resulting from a fire at our Venlo, Netherlands production facility.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2016 (1)	2015	2014
Weighted average shares outstanding, basic	31,656,234	32,644,870	32,873,234
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,393,220	1,171,628	1,366,675
Shares used in computing diluted net income per share attributable to Cimpress N.V.	33,049,454	33,816,498	34,239,909
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	35,725	289,356	953,100
_____________________
(1) During fiscal 2016, we adopted the new share-based compensation accounting standard which updates the treasury stock method for calculating dilutive shares by excluding any assumed proceeds for excess tax benefits, which resulted in an increase of our weighted average diluted shares of 205,000. As the standard required the prospective adoption of this component of the the standard, we have not revised any of the prior periods presented.
Compensation Expense
Share-Based Compensation
Compensation expense for all share-based awards is measured at fair value on the date of grant and recognized over the requisite service period. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options. The fair value of RSUs and RSAs is determined based on the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition. For awards that are ultimately settleable in cash, we treat as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statements of operations. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved. During fiscal 2016, we adopted the new share-based compensation accounting standard and elected to recognize the impact of forfeitures as they occur.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.
Concentrations of Credit Risk
We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that account for greater than 10% of our accounts receivable as of June 30, 2016 and we had one channel partner that represented 13% of our total accounts receivable as of June 30, 2015. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2016, 2015 and 2014.
We maintain an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded our expectations.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09,"Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," (ASU 2016-09), which requires all excess tax benefits and deficiencies on share-based payment awards to be recognized as income tax expense or benefit in the statement of operations. In addition, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur and excess tax benefits should be classified with other income tax cash flows as an operating activity. The standard permits early adoption in any annual or interim period and will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.
We elected to early adopt this guidance for fiscal year 2016 which requires us to reflect any adjustments to the statement of operations as of the beginning of our annual period, July 1, 2015. The adoption of this standard resulted in a tax benefit of $3,456, which previously would have been recognized in additional paid-in capital. We also recognized the cumulative effect of certain off-balance sheet attributes within shareholders' equity of $2,334, as part of retained earnings. In addition, when applying the treasury stock method for calculating dilutive shares, we excluded any assumed proceeds for excess tax benefits, which resulted in an increase of our weighted average diluted shares of 205,000. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures which resulted in an immaterial increase in stock-based compensation for the year ended June 30, 2016 and a cumulative-effect adjustment to retained earnings as of the beginning of the current period of $555. For the year ended June 30, 2016, our adoption of the standard resulted in a $0.11 and $0.09 increase in basic and diluted net income per share, respectively.
We elected to apply the change related to the presentation of excess tax benefits on the consolidated statement of cash flows on a retrospective basis, which has resulted in a $13,146 and $5,159 increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities in the consolidated statement of cash flows for the years ended June 30, 2015 and 2014, respectively.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17,"Balance Sheet Classification of Deferred Taxes," (ASU 2015-17), which requires an entity to present deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The new standard is effective for us on July 1, 2017, with early adoption permitted. We elected to early adopt this guidance for the second quarter of fiscal year 2016 on a prospective basis and therefore have not retrospectively adjusted any prior reporting periods. The adoption of this standard did not have a material effect on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03,"Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," (ASU 2015-03), which requires an entity to present debt issuance costs related to recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for us on July 1, 2016 and early adoption is permitted. We elected to early adopt this new guidance effective for the first quarter of fiscal year 2016 and we have applied the changes retrospectively to all periods presented. The adoption of this standard did not have a material effect on our consolidated financial statements.
Issued Accounting Standards to be Adopted
In March 2016, the FASB issued Accounting Standards Update No. 2016-04,"Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," (ASU 2016-04), which requires an entity to recognize breakage for a liability resulting from the sale of a prepaid stored-value product in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for us on July 1, 2018. The standard permits early adoption and should be applied either retrospectively to each period presented or by means of a cumulative adjustment to retained earnings as of the beginning of the fiscal year adopted. We do not expect the effect of ASU 2016-04 to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-02,"Leases (Topic 842)," (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating lease. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019. The standard permits early adoption. We are still evaluating the effect that ASU 2016-02 will have on our consolidated financial statements but expect the standard to have a material impact on our assets and liabilities for the addition of right-of-use assets and lease liabilities, but we currently do not expect it to have a material impact on our results from operations or liquidity.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01,"Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," (ASU 2016-01) which requires an entity to recognize the fair value change of equity securities with readily determinable fair values in net income which was previously recognized within other comprehensive income. The new standard is effective for us on July 1, 2018. The standard does not permit early adoption and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The impact of ASU 2016-01 will result in the recognition of fair value changes for our available-for-sale securities within earnings. While we do not believe the impact will be material based on our current investments, it could create volatility in our consolidated statement of operations.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16,"Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," (ASU 2015-16) which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard is effective for us on July 1, 2016 and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In July 2015, FASB issued Accounting Standards Update No. 2015-11,"Simplifying the Measurement of Inventory," (ASU 2015-11) which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for us on July 1, 2017 and will be applied prospectively as of the interim or annual period of adoption. We do not expect the effect of ASU 2015-11 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02) which places more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations. The new standard is effective for us on July 1, 2016. The standard permits early adoption and the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying it retrospectively. We do not expect the effect of ASU 2015-02 to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has elected to defer the effective date to fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018, with early application permitted one year earlier. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating the adoption method for ASU 2014-09 but do not expect it to have a material impact on our consolidated financial statements.
3. Fair Value Measurements
The following table summarizes our investments in available-for-sale securities:

	June 30, 2016
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,405	$3,488	$7,893
Total investments in available-for-sale securities	$4,405	$3,488	$7,893

	June 30, 2015
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$3,939	$2,971	$6,910
Total investments in available-for-sale securities	$3,939	$2,971	$6,910

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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,893	$7,893	$—	$—
Currency forward contracts	9,821	—	9,821	—
Total assets recorded at fair value	$17,714	$7,893	$9,821	$—

Liabilities
Interest rate swap contracts	$(2,180)	$—	$(2,180)	$—
Cross-currency swap contracts	(8,850)	—	(8,850)	—
Currency forward contracts	(315)	—	(315)	—
Contingent consideration	(1,212)	—	—	(1,212)
Total liabilities recorded at fair value	$(12,557)	$—	$(11,345)	$(1,212)

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$6,910	$6,910	$—	$—
Currency forward contracts	1,902	—	1,902	—
Total assets recorded at fair value	$8,812	$6,910	$1,902	$—

Liabilities
Interest rate swap contracts	$(1,150)	$—	$(1,150)	$—
Cross-currency swap contracts	(8,433)	—	(8,433)	—
Currency forward contracts	(407)	—	(407)	—
Contingent consideration	(7,833)	—	—	(7,833)
Total liabilities recorded at fair value	$(17,823)	$—	$(9,990)	$(7,833)
During the years ended June 30, 2016 and 2015, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
Our contingent consideration liability as of June 30, 2016 is related to the acquisition of WIRmachenDRUCK on February 1, 2016 which included a contingent payment based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. The fair value of the contingent consideration is $1,212 and it is payable during the third quarter of fiscal 2018. See Note 8 for additional details related to the transaction.
During the years ended June 30, 2016 and 2015, the following table represents the changes in fair value of Level 3 contingent consideration:

Total contingent consideration
Balance at June 30, 2014 (1)	$16,072
Fair value adjustment	14,890
Cash payments (4)	(19,160)
Foreign currency impact	(3,969)
Balance at June 30, 2015 (2)	$7,833
Fair value at acquisition date	1,185
Fair value adjustment	—
Cash payments (4)	(7,819)
Foreign currency impact	13
Balance at June 30, 2016 (3)	$1,212
_____________________
(1) Of the total contingent consideration outstanding as of June 30, 2014, $6,276 was classified as a current liability and $9,796 was classified as a long-term liability.
(2) Of the total contingent consideration outstanding as of June 30, 2015, $7,833 was classified as a current liability.
(3) Of the total contingent consideration outstanding as of June 30, 2016, $1,212 was classified as a long-term liability.
(4) Contingent consideration payments during the year ended June 30, 2015, included $8,270 for the Printdeal earn-out arrangement and $10,890 for the Pixartprinting earn-out arrangement. Payments during the year ended June 30, 2016, included $7,819 for the Printdeal earn-out arrangement. For additional discussion relating to these earn-out arrangements refer to Note 8.

As of June 30, 2016 and June 30, 2015, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2016 and 2015 the carrying value of our debt, excluding debt issuance costs and debt discounts was $685,897 and $523,036, respectively, and the fair value was $686,409 and $539,752, respectively. Our debt at June 30, 2016 includes a variable rate debt instrument indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward contracts to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings, as a component of other income (expense), net.
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
During the year ended June 30, 2016, we held one interest rate swap instrument that was determined to be ineffective. We did not hold any interest rate swaps that were determined to be ineffective during the year ended June 30, 2015.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of June 30, 2016, we estimate that $621 will be reclassified from accumulated other comprehensive (loss) income to interest expense during the twelve months ending June 30, 2017. As of June 30, 2016, we had five outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2019.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2016	$115,000
Contracts with a future start date	65,000
Total	$180,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of June 30, 2016, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
During the year ended June 30, 2016, we recorded unrealized losses, net of tax, in accumulated other comprehensive (loss) income in the amount $769. Amounts reported in accumulated other comprehensive (loss) income will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2016, we estimate that $1,921 will be reclassified from accumulated other comprehensive (loss) income to other income, net during the twelve months ending June 30, 2017.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than U.S. Dollar. As of June 30, 2016, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. During the year ended June 30, 2016, we recorded unrealized gains, net of tax, in accumulated other comprehensive (loss) income as a component of our cumulative translation adjustment in the amount of $2,951.
We did not hold any cross-currency swap contracts that were determined to be ineffective during the year ended June 30, 2016.
Currency Forward Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar. As of June 30, 2016, we had one currency forward contract designated as a net investment hedge with a total notional amount of $31,727, maturing during June 2019. We entered into the currency forward contract designated as a net investment hedge to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.

We have elected not to apply hedge accounting for all other currency forward contracts. During the years ended June 30, 2016, 2015 and 2014, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of June 30, 2016, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, Great British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$323,239	March 2015 through June 2016	Various dates through December 2017	455	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2016 and 2015:

	June 30, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(2,180)	$—	$(2,180)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(2,080)	—	(2,080)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(6,770)	—	(6,770)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(165)	—	(165)
Total derivatives designated as hedging instruments		$—	$—	$—		$(11,195)	$—	$(11,195)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,748	$(927)	$9,821	Other current liabilities / other liabilities	$(508)	$358	$(150)
Total derivatives not designated as hedging instruments		$10,748	$(927)	$9,821		$(508)	$358	$(150)

	June 30, 2015
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,087)	$—	$(1,087)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(8,433)	—	(8,433)
Total derivatives designated as hedging instruments		$—	$—	$—		$(9,520)	$—	$(9,520)

Derivatives not designated as hedging instruments
Interest rate swaps	Other non-current assets	$—	$—	$—	Other liabilities	$(63)	$—	$(63)
Currency forward contracts	Other current assets	3,256	(1,354)	1,902	Other current liabilities	(1,792)	1,385	(407)
Total derivatives not designated as hedging instruments		$3,256	$(1,354)	$1,902		$(1,855)	$1,385	$(470)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the years ended June 30, 2016, 2015 and 2014:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Year Ended June 30,
In thousands	2016	2015	2014
Derivatives in Cash Flow Hedging Relationships
Currency contracts that hedge revenue	$—	$—	$(107)
Currency contracts that hedge cost of revenue	—	—	59
Currency contracts that hedge technology and development expense	—	—	70
Currency contracts that hedge general and administrative expense	—	—	12
Interest rate swaps	(1,736)	(1,417)	(1,319)
Cross-currency swaps	(769)	(7,779)	—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	2,951	—	—
Currency forward contracts	(81)	—	—
	$365	$(9,196)	$(1,285)

The following table presents reclassifications out of accumulated other comprehensive (loss) income for the years ended June 30, 2016, 2015 and 2014:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income to Net Income Gain (Loss)			Affected line item in the Statement of Operations
	Year Ended June 30,
In thousands	2016	2015	2014
Derivatives in Cash Flow Hedging Relationships
Currency contracts that hedge revenue	$—	$—	$(120)	Revenue
Currency contracts that hedge cost of revenue	—	—	(112)	Cost of revenue
Currency contracts that hedge technology and development expense	—	—	122	Technology and development expense
Currency contracts that hedge general and administrative expense	—	—	11	General and administrative expense
Interest rate swaps	(947)	(1,087)	(372)	Interest expense, net
Cross-currency swaps	(1,171)	—	—	Other income (expense), net
Total before income tax	(2,118)	(1,087)	(471)	Income (loss) before income taxes
Income tax	531	272	75	Income tax provision
Total	$(1,587)	$(815)	$(396)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

Derivatives not classified as hedging instruments	Amount of Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Year Ended June 30,
In thousands	2016	2015	2014
Currency contracts	$14,037	$9,370	$(7,473)	Other income (expense), net
Interest rate swaps	(11)	(53)	—	Other income (expense), net
	$14,026	$9,317	$(7,473)

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $293, $195 and $218, for the years ended June 30, 2016, 2015 and 2014:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2013	$86	$—	$—	$(11,642)	$(11,556)
Other comprehensive (loss) income before reclassifications	(1,285)	9,246	(2,724)	8,036	13,273
Amounts reclassified from accumulated other comprehensive (loss) income to net income	396	—	—	—	396
Net current period other comprehensive (loss) income	(889)	9,246	(2,724)	8,036	13,669
Balance as of June 30, 2014	(803)	9,246	(2,724)	(3,606)	2,113
Other comprehensive (loss) income before reclassifications	(1,417)	(6,275)	(388)	(93,757)	(101,837)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	815	—	—	—	815
Net current period other comprehensive (loss) income	(602)	(6,275)	(388)	(93,757)	(101,022)
Balance as of June 30, 2015	(1,405)	2,971	(3,112)	(97,363)	(98,909)
Other comprehensive (loss) income before reclassifications	(2,504)	517	561	(9,267)	(10,693)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	1,587	—	—	—	1,587
Net current period other comprehensive (loss) income	(917)	517	561	(9,267)	(9,106)
Balance as of June 30, 2016	$(2,322)	$3,488	$(2,551)	$(106,630)	$(108,015)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses, net of tax of $4,965 and $7,779 have been included in accumulated other comprehensive loss as of June 30, 2016 and 2015, respectively.
6. Waltham Lease Arrangement
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a yet to be constructed facility in Waltham, Massachusetts, USA. During the first quarter of fiscal 2016, the building was completed and we commenced lease payments in September 2015 and will make lease payments through September 2026.
For accounting purposes, we were deemed to be the owner of the Waltham building during the construction period and accordingly we recorded the construction project costs incurred by the landlord as an asset with a corresponding financing obligation on our balance sheet. We evaluated the Waltham lease in the first quarter of fiscal 2016 and determined the transaction did not meet the criteria for "sale-leaseback" treatment due to our planned subleasing activity over the term of the lease. Accordingly, we began depreciating the asset and incurring interest expense related to the financing obligation recorded on our consolidated balance sheet. We bifurcate the lease payments pursuant to the Waltham Lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in fiscal 2014.

Property, plant and equipment, net, included $120,168 and $104,315 as of June 30, 2016 and 2015, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $122,801 and $104,315, respectively, as of June 30, 2016 and 2015.

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2016	2015
Land improvements	10 years	2,137	2,146
Building and building improvements	10 - 30 years	300,558	162,468
Machinery and production equipment	4 - 10 years	270,835	251,366
Machinery and production equipment under capital lease	4 - 10 years	46,498	27,693
Computer software and equipment	3 - 5 years	148,853	125,520
Furniture, fixtures and office equipment	5 - 7 years	25,574	22,957
Leasehold improvements	Shorter of lease term or expected life of the asset	40,203	36,747
Construction in progress		5,910	138,582
		840,568	767,479
Less accumulated depreciation, inclusive of assets under capital lease		(379,077)	(331,209)
		461,491	436,270
Land		31,672	31,241
Property, plant, and equipment, net		493,163	467,511
Depreciation expense, inclusive of assets under capital leases, totaled $76,435, $62,970 and $54,060 for the years ended June 30, 2016, 2015 and 2014, respectively.

8. Business Combinations
Fiscal 2016 Acquisitions

Acquisition of WIRmachenDRUCK GmbH

On February 1, 2016, we acquired 100% of the outstanding shares of WIRmachenDRUCK GmbH, a web-to-print business focused primarily on the German market. At closing, we paid €138,383 ($150,128 based on the exchange rate as of the date of acquisition) in cash and transferred €8,121 ($8,810 based on the exchange rate as of the date of acquisition) in ordinary shares of Cimpress N.V. We paid €1,850 in cash ($2,082 based on the exchange rate on the date of payment) during the fourth quarter of fiscal 2016 as a post-closing adjustment based on WIRmachenDRUCK's net cash and working capital position as of the acquisition date.

In addition, we agreed to a sliding scale earn-out of up to €40,000 ($43,395 based on the exchange rate as of the date of acquisition) based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017 and is payable at our option in cash or ordinary shares. The estimated fair value of the earn-out as of the acquisition date was $9,872, based on a Monte Carlo Simulation valuation model. We will re-evaluate the fair value of the earn-out on a quarterly basis and recognize any change in estimate in general and administrative expense. As of June 30, 2016 there has been no change in our fair value estimate of the earn-out as of the acquisition date.

As a portion of the earn-out attributed to the two majority selling shareholders is contingent upon their post-acquisition employment, $8,687 is not included as part of the purchase consideration but will be recognized as compensation expense through the required employment period ending in December 2017.The remaining earn-out of $1,185 not contingent upon post-acquisition employment is included as a component of purchase consideration. On July 15, 2016, as a result of a statutory tax notice we amended the terms of our contingent consideration arrangement with the two majority selling shareholders to remove the post-acquisition employment requirement. As the arrangement is no longer contingent upon continued employment, we will accelerate the remaining unrecognized compensation expense and adjust the existing liability to fair value. The amendment is considered a Type II subsequent event, and we will recognize approximately $6,957 (based on the June 30, 2016 fair value) in general and administrative expense during the first quarter of fiscal 2017 in which period the arrangement was amended.

The acquisition supports our strategy to build a mass customization platform via focused brands and complements similar previous investments in Europe. WIRmachenDRUCK brings internet-based capabilities that aggregate and route large numbers of small orders to a network of specialized production partners. Their outsourced supply chain model allows them to compete across a vast selection of product types, formats, sizes, finishing options and delivery choices.

Our consolidated financial statements include WIRmachenDRUCK from February 1, 2016, the date of acquisition. WIRmachenDRUCK's revenue included in our consolidated revenues for the year ended June 30, 2016 was $72,620. WIRmachenDRUCK's net income included in our consolidated net income attributable to Cimpress N.V. for the year ended June 30, 2016 was $3,420, inclusive of amortization of identifiable intangible assets but exclusive of earn-out related compensation expense and corporate level interest expense.

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

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed
Cash and cash equivalents	$15,220	n/a
Other current assets	5,231	n/a
Other non-current assets	1,259	n/a
Accounts payable and other current liabilities	(17,566)	n/a
Deferred tax liability (1)	(26,863)	n/a
Identifiable intangible assets:
Customer relationships	24,952	7
Trade name	24,952	15
Print network	23,867	9
Referral network	10,849	7
Developed technology	8,679	3
Goodwill (1)	91,515	n/a
Total purchase price	$162,095
_________________
(1) As we finalized our purchase accounting during the fourth quarter of fiscal 2016, a measurement period adjustment was identified resulting in a $474 adjustment between goodwill and deferred tax liabilities.

Other fiscal 2016 acquisitions
During the first quarter of fiscal 2016, we acquired two businesses that were not material to our results either individually or in the aggregate. Complementing our Upload and Print business units segment, we acquired all of the outstanding capital stock of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited) and Litotipografia Alcione S.r.l. on July 31, 2015 and July 29, 2015, respectively. The aggregate consideration for these two acquisitions was $25,547, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $9,571, $14,359 and $1,617, respectively.

Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transactions. The goodwill for these two acquisitions is not deductible for tax purposes, and has been attributed to our Upload and Print business units. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase and are not material for the year ended June 30, 2016.
We utilized proceeds from our credit facility to finance our fiscal 2016 acquisitions. In connection with these acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $1,289 during the year ended June 30, 2016. We have not presented pro forma results of the operations of the companies we acquired in fiscal 2016 because the effects of the acquired companies are not material to our consolidated financial statements.
Fiscal 2015 Acquisitions

Acquisition of Exagroup SAS

On April 15, 2015, we acquired 70% of the shares of Exagroup SAS, a French simplified joint stock company, for a purchase price of €91,305 ($97,012 based on the exchange rate as of the date of acquisition), plus the post-closing adjustment of €4,575 ($4,862 based on the exchange rate as of the date of payment) based on Exagroup's working capital and debt, of which €3,261 ($3,678 based on the exchange rate on the payment date) was paid during fiscal 2016 and the remaining €1,314 is expected to be paid in fiscal 2019. All shareholders of Exagroup sold the entirety of their Exagroup holdings, with the exception of Nicolas Dematté and Marise Dematté (the “Remaining Shareholders”), who each retained a 15% ownership interest in Exagroup. We utilized proceeds from our credit facility to finance the acquisition. The acquisition supports our strategy of building a software-enabled operational platform that aggregates and optimizes the supply chain and production of mass customized products such as signage, printing, apparel and promotional products. Exagroup brings a large variety of high quality products and a sophisticated network of outsourcing partners that we expect, over time, to significantly expand the breadth and depth of the selection available on our mass customization platform.

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

Noncontrolling Interest

At the closing, we entered into reciprocal put and call options with the Remaining Shareholders with respect to the 30% of Exagroup shares held by the Remaining Shareholders, pursuant to which each of the Remaining Shareholders has the right to put his or her Exagroup shares to us for a period of 30 days beginning on April 15, 2019. If one or both of the Remaining Shareholders does not exercise his or her put option, then we have the right to exercise our call option on such Remaining Shareholder's Exagroup shares for a period of 30 days beginning on January 10, 2020. If the put or call options are exercised, the aggregate purchase and sale price for such shares will be €39,000. We may pay an additional contingent payment that is dependent on Exagroup’s achievement of certain revenue targets for calendar year 2017, as well as the continued employment of the Remaining Shareholders. This potential additional payment is contingent upon the Remaining Shareholders' post-acquisition employment and is recognized as compensation expense over the vesting period (through December 31, 2017). As of June 30, 2016, the maximum remaining contingent payment is €4,000 as one of the Remaining Shareholders ceased to be an employee during the period. We estimate the value of the potential payment based on the achievement targets to be zero as of June 30, 2016.

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

		Weighted Average
	Amount	Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$18,991	n/a
Other current assets (1)	14,318	n/a
Non-current assets	18,711	n/a
Accounts payable and other current liabilities	(21,008)	n/a
Deferred tax liability	(21,655)	n/a
Other long term liabilities	(9,966)	n/a
Identifiable intangible assets:
Customer relationships	35,434	7-9
Trade name	11,900	10-14
Developed technology	9,669	3
Noncontrolling interest	(43,354)
Goodwill (2)	88,804	n/a
Total purchase price	$101,844
__________________
(1) Includes real estate assets classified as held for sale of $1,971.
(2) Refer to Note 9 for discussion of the goodwill impairment loss recognized for the Exagroup reporting unit during the year ended June 30, 2016 of $30,841.

Other fiscal 2015 acquisitions

FotoKnudsen AS
On July 1, 2014, we acquired 100% of the outstanding shares of FotoKnudsen AS, a Norwegian photo product company focused primarily on the Norwegian markets. This acquisition expands our presence in the European home and family market. At closing, we paid €14,045 ($19,224 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We recognized the assets and liabilities on the basis of their fair values at the date of our acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $19,224, $11,754 was allocated to goodwill, $9,218 to acquired intangible assets and $1,748 to net liabilities. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our All Other Business Units reportable segment. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2015 was not material.

FL Print SAS

On April 9, 2015, we acquired 100% of the outstanding shares of FL Print SAS (which we refer to as Easyflyer), a French web-to-print business focused primarily on large format products. At closing, we paid €4,800 ($5,174 based on the exchange rate as of the date of acquisition) in cash, subject to certain post-acquisition escrow adjustments. We have recognized the assets and liabilities on the basis of their fair values at the date of our acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $5,174, $3,592 was allocated to goodwill, $2,003 to acquired intangible assets and $421 to net liabilities. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Upload and Print business units reportable segment. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2015 was not material.

In addition, we agreed to two additional payments based on Easyflyer's calendar year 2015 and 2018 revenue and EBITDA targets. As these additional payments are contingent upon the sellers' post-acquisition employment, they are not included as part of the consideration but will be recognized as compensation expense over the required employment period. During the fiscal year ended June 30, 2016, we amended the terms of the arrangement resulting in the acceleration of one payment of $3,397 and we recognized $3,113 of additional expense in general and administrative expense during the period. In addition, we modified the performance targets for the second additional payment, which includes calendar year 2017 revenue targets and remains contingent upon the seller's post-acquisition employment. We estimate the value of the potential payment as of June 30, 2016 to be $2,220, which will be accrued over the vesting period. We recognized an immaterial amount in general and administrative expense for the year ended June 30, 2016.
druck.at Druck-und Handelsgesellschäft mbH

On April 17, 2015, we acquired 100% of the outstanding shares of druck.at Druck-und Handelsgesellschäft mbH (which we refer to as druck.at), a web-to-print business focused primarily on the Austrian market. This acquisition supports our strategy to leverage a common platform across multiple brands like druck.at, which offers a wide variety of high quality printed products. We paid €20,000 ($21,537 based on the exchange rate as of the date of acquisition) in cash at closing, and paid a fixed deferred payment of €3,300 ($3,663 based on the exchange rate as of the date of payment) in cash during the fourth quarter of fiscal 2016. We amended the terms of the deferred payment to accelerate the payment to June 30, 2016. The payment was originally due in July 2017 if the seller continued to be employed by druck.at or in April 2019. As the timing of the deferred payment was contingent upon the sellers post-acquisition employment, an immaterial portion of the deferred payment was recognized as compensation in general and administrative expense upon acceleration.

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. Of the total purchase price of $24,517, $10,877 was allocated to goodwill, $12,491 to acquired intangible assets and $1,149 to net assets. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Upload and Print business units reportable segment. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2015 was not material.
We utilized proceeds from various debt sources to finance our fiscal 2015 acquisitions. In connection with these acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $2,576 and $394 which were recorded during the years ended June 30, 2015 and 2014, respectively, in general and administrative expenses. Pro forma results of the operations have not been presented because the effects of the fiscal 2015 acquisitions were not material to the consolidated financial statements.
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

Cimpress agreed to pay an aggregate base purchase price of €127,850 ($175,896 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and a sliding-scale earn-out of up to €9,600 ($13,208 based on the exchange rate as of the date of acquisition) in cash on or after December 31, 2014 based upon the acquired business achieving certain revenue and EBITDA targets for calendar year 2014. The estimated fair value of the earn-out payment of $4,953 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. Based on Pixartprinting's 2014 results, we paid the maximum amount achievable of €9,600 ($10,890 based on the exchange rate as of the date of payment) during fiscal 2015.
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
Noncontrolling Interest
We entered into a Put and Call Option Agreement with Cap2, with respect to the Cap2 Retained Equity. Pursuant to the Put and Call Option Agreement, Cap2 has the right to sell to us all (but not less than all) of the Cap2 Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2015, 2016 and 2017 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the put option is exercised. We have the right to buy from Cap2 all (but not less than all) of the Cap2 Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2017 and 2018 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the call option is exercised. The parties’ put and call rights are also triggered by certain other events and are exercisable during 30-day periods following the determination of the option purchase price for the relevant fiscal year. Due to the presence of the put arrangement, the noncontrolling interest is presented as temporary equity in our consolidated balance sheet. Upon acquisition, we recognized the noncontrolling interest at fair value of $5,728 and adjust the balance for the pro rata impact of the Pixartprinting earnings or loss, as well as adjustments to increase the balance to the redemption value, if necessary. Refer to Note 15 for additional details.
CEO Retained Equity
We entered into a Put and Call Option Agreement with Mr. Tenderini with respect to the CEO Retained Equity. Because this purchase right is contingent upon Mr. Tenderini's post-acquisition employment, it is not included as part of the consideration but will be recognized as share-based compensation over the vesting period. The award is considered a liability award and is marked to fair value each reporting period. In order to estimate the fair value of the award we utilize a lattice model with a Monte Carlo simulation. Pursuant to the Put and Call Option Agreement, Mr. Tenderini has the right to sell to us all (but not less than all) of the CEO Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2015, 2016 and 2017 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the put option is exercised. We have the right to buy from Mr. Tenderini all (but not less than all) of the CEO Retained Equity at the end of Pixartprinting’s fiscal years ending June 30, 2017 and 2018 for a purchase price based on Pixartprinting’s EBITDA and net financial position (as reflected in its annual financial statements) for the fiscal year as to which the call option is exercised. The parties’ put and call rights are also triggered by certain other events and are exercisable during 30-day periods following the determination of the option purchase price for the relevant fiscal year. The total fair value of the award as of June 30, 2016 is $3,650 and we have recognized $1,211, $2,177 and $439 in general and administrative expense for the years ended June 30, 2016, 2015 and 2014, respectively.
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
Acquisition of Printdeal B.V. (formerly known as People & Print Group B.V.)
On April 1, 2014, we acquired 100% of the outstanding shares of Printdeal B.V. (formerly known as People & Print Group B.V.), an online Dutch printing company focused primarily on the Dutch and Belgian markets. At the closing, we paid €20,545 ($28,300 based on the exchange rate as of the date of acquisition) in cash, subject to working capital and other adjustments, and an additional €4,000 ($5,509 based on the exchange rate as of the date of acquisition), which was paid in cash during the third quarter of fiscal 2016. In addition to the initial purchase consideration, we agreed to a sliding scale earn-out that is based on calendar year 2015 revenue and EBITDA targets. The estimated acquisition date fair value of the earn-out payment of $9,053 was included as a component of the purchase price based on an evaluation of the likelihood of achievement of the contractual conditions and weighted probability assumptions of these outcomes. During fiscal 2015, we amended the terms to pay a fixed amount of €15,000, of which €8,000 was paid in March 2015 ($8,270 based on the exchange rate as of the date of payment) and the remaining €7,000 ($7,819 based on the exchange rate as of the date of payment) was paid in June 2016.

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
9. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2015 and 2016 is as follows:

	Vistaprint business unit	Upload and Print business units	All Other business units	Total
Balance as of June 30, 2014 (1)	133,696	173,419	10,072	317,187
Acquisitions (2)	—	103,273	19,046	122,319
Adjustments	—	(334)	221	(113)
Effect of currency translation adjustments (3)	(9,060)	(25,871)	(3,833)	(38,764)
Balance as of June 30, 2015 (1)	124,636	250,487	25,506	400,629
Acquisitions (2)	—	101,379	—	101,379
Impairments (3)	—	(30,841)	—	(30,841)
Adjustments	—	(720)	—	(720)
Effect of currency translation adjustments (4)	(2,884)	(932)	(626)	(4,442)
Balance as of June 30, 2016	121,752	319,373	24,880	466,005
_________________
(1) Our segment reporting was revised during the first quarter of fiscal 2016 and, as such, we have re-allocated our goodwill by segment for the periods ended June 30, 2015 and 2014. In connection with our change in operating segments, there was an immaterial re-allocation of historical goodwill in the period. See Note 17 for additional details.
(2) See Note 8 for additional details.
(3) During fiscal 2016 we recorded an impairment of $30,841 related to our Exagroup reporting unit. See below for additional details.
(4) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Impairment Review
During our annual goodwill impairment review as of January 1, 2016, our qualitative assessment determined that there was no indication that the carrying value for ten of our reporting units exceeded their fair value. We concluded that the goodwill of our Exagroup reporting unit, which is part of our Upload and Print business units reportable segment, may not be fully recoverable as the reporting unit is forecasting lower projected revenue and profitability levels than originally estimated as of the acquisition date. This change is due in part to Exagroup's need to, and plans to react to heightened competition in its target market, as well as reduction in our expectations for long-term margins in this business. As a result of the decline in the expected long-term cash flows, we performed the quantitative two-step goodwill impairment test for this reporting unit.
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
Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections. There have been no indications of impairment that would require an updated analysis for any of our reporting units as of June 30, 2016.
Acquired Intangible Assets

	June 30, 2016			June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	72,806	(13,391)	59,415	45,743	(7,581)	38,162
Developed Technology	44,694	(25,490)	19,204	33,270	(15,466)	17,804
Customer Relationships	146,506	(43,525)	102,981	114,616	(21,966)	92,650
Customer & Referral Networks	15,974	(3,896)	12,078	4,829	(2,382)	2,447
Print Network	24,423	(1,131)	23,292	—	—	—
Total Intangible Assets	304,403	(87,433)	216,970	198,458	(47,395)	151,063
Acquired intangible assets amortization expense for the years ended June 30, 2016, 2015 and 2014 was $40,563, $24,264 and $12,723, respectively. Amortization expense has increased in the year ended June 30, 2016 primarily due to our acquisitions of WIRmachenDRUCK, Exagroup, druck.at, and Tradeprint. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2017	$39,842
2018	36,239
2019	29,009
2020	24,228
2021	23,092
$152,410
10. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2016	June 30, 2015
Compensation costs	$59,207	$62,759
Income and indirect taxes (1)	39,802	25,495
Advertising costs	26,372	20,275
Acquisition-related consideration payable (2)	—	17,400
Shipping costs	6,843	2,471
Interest payable	5,172	5,731
Purchases of property, plant and equipment	4,614	3,030
Production costs	3,251	3,348
Sales returns	2,882	3,489
Professional costs	1,543	2,396
Other	29,301	26,432
Total accrued expenses	$178,987	$172,826
_____________________
(1) The increase in income and indirect taxes is primarily due to additional VAT and tax payable balances from our fiscal 2016 acquisitions.
(2) The decrease in acquisition-related consideration payable is due to payments during fiscal 2016 for contingent consideration and deferred payment arrangements related to our Printdeal acquisition, as well as a payment related to the working capital and net debt adjustment from our Exagroup acquisition.
Other current liabilities included the following:

	June 30, 2016	June 30, 2015
Current portion of lease financing obligation	$12,569	$10,475
Current portion of capital lease obligations	8,011	7,497
Other	2,055	3,498
Total other current liabilities	$22,635	$21,470
Other liabilities included the following:

	June 30, 2016	June 30, 2015
Long-term capital lease obligations	$21,318	$18,304
Long-term derivative liabilities	10,949	9,816
Other	27,906	23,953
Total other liabilities	$60,173	$52,073
11. Debt

	June 30, 2016	June 30, 2015
7.0% Senior unsecured notes due 2022	$275,000	$275,000
Senior secured credit facility	400,809	232,000
Other	10,088	11,536
Uncommitted credit facility	—	4,500
Debt issuance costs and debt discounts	(7,386)	(8,940)
Total debt outstanding, net	678,511	514,096
Less short-term debt (1)	21,717	21,057
Long-term debt	$656,794	$493,039
_____________________
(1) Balances as of June 30, 2016 and 2015 are inclusive of short-term debt issuance costs and debt discounts of $1,693 and $1,662, respectively.

Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2016, we were in compliance with all financial and other covenants related to our debt.
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
Senior Secured Credit Facility
As of June 30, 2016, we have a senior secured credit facility of $830,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $140,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of June 30, 2016, the weighted-average interest rate on outstanding borrowings was 2.40%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of June 30, 2016.
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of June 30, 2016 we had $10,088 outstanding for those obligations that are payable through September 2024.

12. Shareholders’ Equity
Treasury shares
On December 11, 2014 we announced that our Supervisory Board authorized the purchase of up to 6,400,000 of our ordinary shares and during the year ended June 30, 2016 we purchased 2,159,613 shares under this program for a cost of $153,467. The authorization for the remaining shares under this program has expired and no shares remain available for purchase under this program as of June 30, 2016. On February 22, 2016, we announced that our Supervisory Board authorized the purchase of up to 6,300,000 of our ordinary shares. We have not repurchased any shares under this program through June 30, 2016.
During the third quarter of fiscal 2016, we issued 112,364 of our ordinary shares from our treasury account as part of the acquisition of WIRmachenDRUCK. Refer to Note 8 for additional details of the acquisition.
Share-based awards

The 2016 Performance Equity Plan became effective upon shareholder approval on May 27, 2016 and allows us to grant performance-based share units, or PSUs, entitling the recipient to receive Cimpress ordinary shares based upon continued service to Cimpress and the achievement of objective, predetermined levels of Cimpress' three-year moving average share price. We may grant PSUs under the plan to our employees, officers, directors (including members of the Management Board and Supervisory Board), consultants, and advisors. Subject to adjustment in the event of stock splits, stock dividends and other similar events, we may make awards under the plan for up to 8,000,000 of our ordinary shares. No awards have been issued under this plan at June 30, 2016.
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
Our 2005 Non-Employee Directors’ Share Option Plan provides for non-employee directors to receive share option grants upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they are continuing to serve as a director at such time. We also have two additional plans with outstanding awards from which we will not grant any additional awards.
An aggregate of 10,356,264 ordinary shares are available for future awards under all of our share-based award plans as of June 30, 2016. A combination of new shares and treasury shares has historically been used in fulfillment of our share based awards.
Share options
We grant options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and have a contractual term of approximately eight to ten years. Options generally vest over 3 years for non-employee supervisory board directors and over 4 years for employees.
The fair value of each option award subject only to service period vesting is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period. Use of a valuation model requires management to make certain assumptions with respect to inputs. The expected volatility assumption is based upon historical volatility of our share price. The expected term assumption is based on the contractual and vesting term of the option and historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity equal to the expected life assumed at the grant date. We value share options with a market condition using a lattice model with compensation expense recorded on an accelerated basis over the requisite service period.
Weighted-average values used for option grants in fiscal 2016, 2015 and 2014 were as follows:

	Year Ended June 30,
	2016	2015	2014
Risk-free interest rate	1.84%	1.67%	1.56%
Expected dividend yield	—%	—%	—%
Expected term (years)	6.00	6.00	5.75
Expected volatility	47%	50%	56%
Weighted average fair value of options granted	$38.18	$35.84	$28.14
A summary of our share option activity and related information for the year ended June 30, 2016 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	2,913,392	$45.09	4.3
Granted	9,163	81.52
Exercised	(120,353)	39.09
Forfeited/cancelled	(142,211)	50.14
Outstanding at the end of the period	2,659,991	$45.21	3.3	$125,734
Vested or expected to vest at the end of the period	2,659,991	$45.21	3.3	$125,734
Exercisable at the end of the period	2,018,383	$43.47	3.1	$98,929
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2016. The total intrinsic value of options exercised during the fiscal years ended June 30, 2016, 2015 and 2014 was $5,494, $61,531, and $14,860, respectively.
Restricted share units

The fair value of RSU grants is equal to the fair market value of our ordinary shares on the date of grant and is recognized as expense on a straight-line basis over the requisite service period, RSUs generally vest over 2 years for non-employee supervisory board directors and over 4 years for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. As of June 30, 2016, we had 187,000 RSUs outstanding that vest based on the achievement of various performance targets through fiscal 2020. The performance criteria for 140,000 of these RSUs are currently deemed not probable of achievement. Future changes in our probability conclusions could result in volatility of our share-based compensation expense as the awards have a maximum compensation of $10,584.
A summary of our unvested RSU activity and related information for the fiscal year ended June 30, 2016 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	767,280	$50.19
Granted	367,520	75.63
Vested and distributed	(272,470)	50.51
Forfeited	(262,255)	45.28
Unvested at the end of the period	600,075	$67.77	$55,495
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2016, 2015 and 2014 was $75.63, $63.28 and $48.06, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2016, 2015 and 2014 was $21,810, $19,846 and $20,629, respectively.
Restricted share awards
As part of our acquisition of Tradeprint during the first quarter of fiscal 2016, we issued 65,050 of restricted ordinary shares. Subject to continued employment with the company on each vesting date, 25% will vest on August 1, 2016 and 75% will vest on August 1, 2017. Cimpress also awarded an aggregate of 18,557 restricted shares to several members of Tradeprint’s senior management team. Subject to the recipient’s continued employment with the company on each vesting date, 25% of such recipient’s shares will vest on each of August 1, 2016, August 1, 2017, August 1, 2018 and August 1, 2019. The fair value of the RSAs was determined based on our share price on the date of grant and will be recognized as share-based compensation expense over the applicable vesting period.
A summary of our RSA activity and related information for the fiscal year ended June 30, 2016 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	—	$—
Granted	83,607	68.32
Vested and distributed	—	—
Forfeited	(1,974)	64.53
Unvested at the end of the period	81,633	$68.41	$7,549
Share-based compensation
Total share-based compensation costs were $23,828, $24,075 and $27,786 for the years ended June 30, 2016, 2015 and 2014, respectively. During fiscal 2016, we adopted a new accounting standard and elected to recognize the impact of forfeitures as they occur, which were previously estimated and recognized as reduction to share-based compensation. Refer to Note 2 for additional discussion relating to our adoption of the new standard. See Notes 8 and 16 for information related to liability-based awards issued in conjunction with our acquisition of Pixartprinting and our capital investment in our variable interest entity Printi LLC. Share-based compensation costs capitalized as part of software and website development costs were $832, $477 and $254 for the years ended June 30, 2016, 2015 and 2014, respectively.
As of June 30, 2016, there was $36,724 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.
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
We expensed $9,073, $8,619 and $8,178 for our government mandated and defined contribution plans in the years ended June 30, 2016, 2015 and 2014, respectively. Our expenses from these plans have increased during the year ended June 30, 2016 due to increased headcount, as well as the full year impact of our business acquisitions during the prior period.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2016 and 2015, the plan had an unfunded net pension obligation of approximately $4,007 and $4,252, respectively and plan assets which totaled approximately $7,080 and $9,596, respectively. For the years ended June 30, 2016, 2015 and 2014 we recognized expense totaling $1,820, $2,043, and $1,921, respectively, related to our Swiss plan. During fiscal 2016 and 2015, a component of the total expense relates to a settlement loss of $506 and $456, respectively as a result of headcount reductions in our Switzerland office in each period.
14. Income Taxes
The following is a summary of our income before income taxes and loss in equity interests by geography:

	Year Ended June 30,
	2016	2015	2014
U.S.	23,057	21,567	14,382
Non-U.S.	43,038	78,186	42,228
Total	66,095	99,753	56,610
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2016	2015	2014
Current:
U.S. Federal	7,915	12,680	10,438
U.S. State	116	2,313	3,880
Non-U.S.	23,164	12,496	8,273
Total current	31,195	27,489	22,591
Deferred:
U.S. Federal	(2,353)	(4,505)	(3,754)
U.S. State	13	(1,070)	(897)
Non-U.S.	(13,171)	(11,473)	(7,350)
Total deferred	(15,511)	(17,048)	(12,001)
Total	15,684	10,441	10,590

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	0.1	0.8	3.4
Tax rate differential on non-U.S. earnings	(35.7)	(23.8)	(19.3)
Impact of goodwill impairment charge	16.1	—	—
Compensation related items	(1.6)	1.1	4.3
Increase in valuation allowance	26.9	8.0	4.8
Nondeductible acquisition-related payments	3.4	3.7	0.3
Notional interest deduction (Italy)	(5.3)	(2.5)	(0.1)
Net tax benefit on intellectual property transfer	(17.7)	(12.2)	(16.4)
Nondeductible loss on investment in Namex	—	—	3.8
Tax on unremitted earnings	4.3	0.2	—
Tax credits and incentives	(4.0)	(1.7)	(1.4)
Other	2.2	1.9	4.3
Effective income tax rate	23.7%	10.5%	18.7%

Our effective tax rate for all periods presented is below the U.S. federal statutory rate of 35% primarily as a result of the majority of our pretax income being earned in jurisdictions outside the U.S. where the applicable tax rates are lower than the U.S. federal statutory rate. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Canada, France, Germany, Italy, the Netherlands, Spain and Switzerland. The applicable tax rates in these jurisdictions range from 10% - 34%. The total tax rate benefit from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.

For the year ended June 30, 2016, our effective tax rate is 23.7% as compared to the prior year effective tax rate of 10.5%. The main causes for this increase are the goodwill impairment charge (discussed in Note 9), which is non-deductible for tax purposes, greater losses incurred in fiscal 2016 as compared to fiscal 2015 in certain jurisdictions where we are unable to recognize a tax benefit, and an increased deferred tax liability on unremitted earnings. In addition, fiscal 2016 had a decrease in consolidated pre-tax income and a less favorable geographical mix of earnings as compared to fiscal 2015. These impacts to the fiscal 2016 effective tax rate are partially offset by share-based compensation tax benefits as a result of the adoption of ASU 2016-09, deferred tax benefits due to future tax rate decreases in various jurisdictions, and a current tax benefit related to the extension of the U.S. federal research and development credit. Additionally, income tax expense in fiscal 2015 was reduced due to a reduction in our net liability for unrecognized tax benefits.
In fiscal year 2016 we adopted a new share-based compensation accounting standard, which resulted in a tax benefit of $3,456 recognized as income tax expense in the consolidated statement of operations, which previously would have been recognized in additional paid-in capital in the balance sheet. Refer to Note 2 for additional discussion relating to the new accounting standard.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Cimpress group that are based in different tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer is eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. Our subsidiary based in Switzerland was the recipient of the intellectual property. In accordance with Swiss tax law, we are entitled to amortize the fair market value of the intellectual property received at the date of transfer over five years for tax purposes. The tax benefit associated with the amortization of the intellectual property was $12,764 and $13,426 in fiscal years 2016 and 2015, respectively. The impact of this tax benefit to our effective tax rate is included in the line "Net tax (benefit) expense on intellectual property transfer" in the above tax rate reconciliation table.

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
Significant components of our deferred income tax assets and liabilities consist of the following at June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$52,469	$31,547
Depreciation and amortization	413	836
Accrued expenses	4,387	4,691
Share-based compensation	17,017	15,580
Credit and other carryforwards	953	114
Derivative financial instruments	2,799	2,396
Other	2,923	1,598
Subtotal	80,961	56,762
Valuation allowance	(35,429)	(16,612)
Total deferred tax assets	45,532	40,150
Deferred tax liabilities:
Depreciation and amortization	(74,804)	(54,966)
IP installment obligation	(9,608)	(13,325)
Capital Leases	(30)	(1,345)
Tax on unremitted earnings	(3,233)	(361)
Other	(1,193)	(471)
Total deferred tax liabilities	(88,868)	(70,468)
Net deferred tax liabilities	$(43,336)	$(30,318)
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to losses incurred in certain jurisdictions (mainly Brazil, China, India, Japan and the Netherlands) for which management has determined, based on current profitability projections, that it is more likely than not that these losses will not be utilized within the applicable carryforward periods available under local law. We have not recorded a valuation allowance against $15,816 of deferred tax asset associated with current and prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessment is reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of this deferred tax asset, and such change would result in an additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

Additionally, we have recorded a full valuation allowance against the $2,799 deferred tax asset related to an interest rate derivative instrument for which management has determined, based on current profitability projections, that it is more likely than not that it will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance has been recorded in accumulated other comprehensive (loss) income on the balance sheet.

No valuation allowance has been recorded against the $17,017 deferred tax asset associated with share-based compensation charges at June 30, 2016. However, in the future, if the underlying awards expire, are released or are exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

Based on the weight of available evidence at June 30, 2016, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2016 is as follows:

Balance at June 30, 2015	$16,612
Charges to earnings (1)	17,830
Charges to other accounts (2)	987
Balance at June 30, 2016	$35,429
_________________
(1) Amount is primarily related to non-U.S. net operating losses.
(2) Amount is primarily related to unrealized losses on cross-currency swap contracts included in other comprehensive income (loss) and an increase in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes.
The increase in deferred tax liabilities is primarily attributable to deferred tax liabilities of $26,863 related to intangible and other assets from our fiscal 2016 acquisition of WIRmachenDRUCK.
As of June 30, 2016, we had gross U.S. federal and state net operating losses of approximately $8,176 that expire on various dates from fiscal 2030 through fiscal 2035. We had gross non-U.S. net operating loss and other carryforwards of $289,359, a significant amount of which expire in fiscal 2021, with the remaining amounts expiring on various dates from fiscal 2019 through fiscal 2025. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
As of June 30, 2015, we had $28,777 of gross state net operating loss carryforwards and $1,031 of federal and state R&D credit carryforwards as a result of excess tax deductions related to share-based compensation that were tracked off-balance sheet. The tax effect of these carryforwards was $2,334. In fiscal year 2016 we adopted ASU 2016-09, which requires all net operating loss and credit carryforwards generated as a result of excess tax deductions to be recognized on the balance sheet, regardless of when they reduce income taxes payable. We are required to reflect any prior period off-balance sheet adjustments to the balance sheet as of the beginning of our annual period, July 1, 2015, resulting in a cumulative-effect adjustment to retained earnings of $2,334.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; and (ii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2016, no tax provision has been made for $23,330 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $6,000 to $7,000 at that time. During the fourth quarter of fiscal 2016, we determined that the undistributed earnings of one of our Canadian subsidiaries can no longer be considered indefinitely reinvested. This change in assertion was made after review of the future funding needs for local capital as compared to the overall capital and operational funding needs of the entire Cimpress organization. A cumulative deferred tax liability of $3,233 has been recorded attributable to undistributed earnings that we have deemed are no longer indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2014	$6,744
Additions based on tax positions related to the current tax year	208
Additions based on tax positions related to prior tax years	73
Reductions based on tax positions related to prior tax years	(1,240)
Reductions due to audit settlements	(75)
Balance at June 30, 2015	$5,710
Additions based on tax positions related to the current tax year	328
Additions based on tax positions related to prior tax years	132
Reductions based on tax positions related to prior tax years	(363)
Reductions due to audit settlements	(1,129)
Reductions due to lapse of statute of limitations	(429)
Balance at June 30, 2016	$4,249
For the years ended June 30, 2016 and 2015, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $1,893 and $2,383, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2016 and 2015 were $142 and $110, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $400 to $500 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2015 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2011 through 2015 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
We are currently under income tax audit in various jurisdictions globally. One of our subsidiaries, Cimpress USA Incorporated, had been under income tax audit by the Massachusetts Department of Revenue ("DOR") and subsequent administrative review by the DOR Office of Appeals for the tax years 2006-2008 and 2010-2011. The matter was formally settled in December 2015, and our accounts were updated, accordingly, to reflect this result.
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. During the year ended ended June 30, 2016, the losses attributable to the noncontrolling interest, primarily due to the goodwill impairment loss as discussed in Note 9, reduced the carrying value below the fixed redemption amount. We recorded an adjustment of $7,025 to increase the carrying value to the fixed redemption amount, which offset the net loss attributable to noncontrolling interest during the year ended June 30, 2016.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. During year ended June 30, 2016, we increased the carrying amount of the redeemable noncontrolling interest by $5,879 to reflect the estimated redemption value as of June 30, 2016. As the formulaic redemption value exceeded the fair value of noncontrolling interest as of June 30, 2016, $960 of the accretion was recorded as an offset to the net loss attributable to noncontrolling interest with the remaining accretion of $4,919 recorded to retained earnings.
    We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the year ended June 30, 2016, we contributed an additional $5,350 in cash and Plaza Create made a capital contribution of $5,141 in cash to the joint business. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put its shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of June 30, 2016, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 16. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2014	$11,160	$—
Capital contribution from noncontrolling interest	4,160	—
Adjustment to noncontrolling interest	—	—
Acquisition of noncontrolling interest	42,951	2,867
Dividend paid to noncontrolling interest	(118)	—
Net loss attributable to noncontrolling interest	(700)	(2,200)
Foreign currency translation	285	(155)
Balance as of June 30, 2015	$57,738	$512
Capital contribution from noncontrolling interest	5,141	—
Accretion to redemption value recognized in retained earnings (1)	4,919	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (2)	7,985	—
Net loss attributable to noncontrolling interest	(11,840)	(83)
Dividend to noncontrolling interest	(368)	—
Adjustment to noncontrolling interest	—	(74)
Foreign currency translation	1,726	(4)
Balance as of June 30, 2016	$65,301	$351
____________________
(1) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value.
(2) Accretion to redemption value recognized in net loss attributable to noncontrolling interest is the result of the redemption amount estimated to be greater than both the carrying value and fair value of the noncontrolling interest. During the year ended June 30, 2016, the redemption amount of two redeemable noncontrolling interests were estimated at an amount greater than carrying value and fair value.

16. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of June 30, 2016, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We have call options to increase our ownership in Printi incrementally over an eight-year period with certain employee shareholders. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of June 30, 2016, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $5,979 and we have recognized $1,517 and $1,405 in general and administrative expense for the years ended June 30, 2016 an 2015, respectively.
VIE of Which We are Not the Primary Beneficiary
Namex Limited
In the fourth quarter of fiscal 2014, we disposed of our investment in Namex Limited and its related companies, as discussions with management identified different visions in the execution of the long-term strategic direction of the business. We sold all of our Namex shares to Namex's majority shareholder and recognized a loss of $12,681, in other income (expense), net in our consolidated statement of operations for the year ended June 30, 2014. Prior to the sale, our investment was accounted for using the equity method, as the investment was considered a VIE and we were not the primary beneficiary. We recorded in net income a proportionate share of the earnings or losses of Namex, as well as related amortization, with a corresponding increase or decrease in the carrying value of the investment. For the year ended June 30, 2014 we recorded a loss of $2,704, attributable to Namex in our consolidated statement of operations.
17. Segment Information
During the first quarter of fiscal 2016, we revised our internal organizational and reporting structure resulting in changes to our reportable segments. Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of June 30, 2016 we have several operating segments under our management reporting structure which are reported in the following three reportable segments:

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

	Year Ended June 30,
	2016	2015	2014
Revenue:
Vistaprint business unit	$1,217,162	$1,149,706	$1,103,217
Upload and Print business units	432,638	197,075	43,590
All Other business units	138,244	147,425	123,429
Total revenue	$1,788,044	$1,494,206	$1,270,236

	Year Ended June 30,
	2016	2015	2014
Adjusted net operating profit by segment:
Vistaprint business unit	$350,486	$323,542	$292,547
Upload and Print business units	59,654	25,267	4,664
All Other business units	(8,801)	9,346	8,773
Total adjusted net operating profit by segment	401,339	358,155	305,984
Corporate and global functions	(235,185)	(215,519)	(194,812)
Acquisition-related amortization and depreciation	(40,834)	(24,265)	(12,723)
Earn-out related charges (1)	(6,378)	(15,276)	(2,192)
Share-based compensation related to investment consideration	(4,835)	(3,569)	(4,363)
Certain impairments (2)	(41,820)	—	—
Restructuring charges	(381)	(3,202)	(5,980)
Interest expense for Waltham lease	6,287	—	—
Total income from operations	78,193	96,324	85,914
Other income, net	26,098	20,134	(21,630)
Interest expense, net	(38,196)	(16,705)	(7,674)
Income before income taxes and loss in equity interest	$66,095	$99,753	$56,610
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

	Year Ended June 30,
	2016	2015	2014
Depreciation and amortization:
Vistaprint business unit	$40,686	$40,075	$34,782
Upload and Print business units	47,696	24,539	5,367
All Other business units	18,111	15,258	13,787
Corporate and global functions	25,425	17,628	18,346
Total depreciation and amortization	$131,918	$97,500	$72,282
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2016	2015	2014

United States	$781,335	$718,072	$653,216
Non-United States (3)	1,006,709	776,134	617,020
Total revenue	$1,788,044	$1,494,206	$1,270,236

	Year Ended June 30,
	2016	2015	2014

Physical printed products and other (4)	$1,724,676	$1,423,110	$1,189,905
Digital products/services	63,368	71,096	80,331
Total revenue	$1,788,044	$1,494,206	$1,270,236

___________________
(3) Our non-United States revenue includes the Netherlands, our country of domicile. Revenue earned in any other individual country other than the United States was not greater than 10% of consolidated revenue for the periods presented.
(4) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	June 30, 2016	June 30, 2015
Long-lived assets (5):
Netherlands	$91,053	$98,288
Canada	89,888	99,474
Switzerland	38,501	41,357
Italy	34,086	28,548
United States	32,977	31,417
France	24,561	21,449
Australia	24,358	26,908
Japan	23,213	16,219
Jamaica	22,604	23,814
Other	53,059	29,946
Total	$434,300	$417,420
___________________
(5) Excludes goodwill of $466,005 and $400,629, intangible assets, net of $216,970 and $151,063, the Waltham lease asset of $120,168 and $104,315, and deferred tax assets of $26,093 and $17,172 as of June 30, 2016 and June 30, 2015, respectively.
18. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the years ended June 30, 2016, 2015 and 2014 was $12,943, $16,926 and $14,151, respectively. The decrease in total lease expense during fiscal 2016 as compared to the prior comparable periods is due to the move to our Waltham, Massachusetts facility during the first quarter of fiscal 2016 and the treatment of the related lease similar to a capital lease, with cash payments allocated to depreciation expense and interest expense.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2016, is $29,443, net of accumulated depreciation of $17,055; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2016 amounts to $29,329.

Future minimum payments required for our lease obligations for the next five fiscal years and thereafter are as follows at June 30, 2016:

	Operating lease obligations	Build-to-suit lease obligations (1)	Capital lease obligations	Total lease obligations
2017	$14,713	$12,569	$10,648	$37,930
2018	13,257	12,569	8,360	34,186
2019	12,960	12,569	5,979	31,508
2020	12,604	12,569	3,585	28,758
2021	11,938	12,569	1,019	25,526
Thereafter	24,774	58,449	302	83,525
Total	$90,246	$121,294	$29,893	$241,433
____________________
(1) Minimum payments relate to our Waltham lease obligation, refer to Note 6 for additional details.
Purchase Obligations
At June 30, 2016, we had unrecorded commitments under contract of $55,328, which were primarily composed of commitments for production and computer equipment purchases of approximately $35,373. Production and computer equipment purchases relates primarily to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $9,500, professional and consulting fees of approximately $3,385, inventory purchase commitments of $1,739, commitments for advertising campaigns of $818, and other unrecorded purchase commitments of $4,513.
Debt
The required principal payments due during the next five years and thereafter under our outstanding long-term debt obligations at June 30, 2016 are as follows:

2017	$23,969
2018	23,994
2019	79,409
2020	280,544
2021	1,152
Thereafter	276,829
Total	$685,897
Other Obligations
We have an outstanding installment obligation of $9,608 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2016. Other obligations also include a variable contingent consideration payment for our recent WIRmachenDRUCK acquisition, based on the achievement of certain financial targets, payable at our option in cash or ordinary shares in fiscal 2018 of $1,212. In addition, we have deferred payments related to fiscal 2015 and 2016 acquisitions of $2,723 in aggregate.
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

19. Quarterly Financial Data (unaudited)
Fiscal 2016 quarterly financial data has been recast due to our adoption of a new share-based compensation accounting standard. Refer to Note 2 for further information relating to our adoption of the standard.

Year Ended June 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$375,748	$496,274	$436,817	$479,205
Cost of revenue	157,283	197,571	197,365	222,786
Net income (loss)	10,022	58,991	(35,771)	17,169
Net income (loss) attributable to Cimpress N.V.	10,771	59,319	(32,671)	16,930
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$0.33	$1.89	$(1.04)	$0.54
Diluted	$0.32	$1.81	$(1.04)	$0.51

Year Ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$333,932	$439,905	$339,901	$380,468
Cost of revenue	130,221	156,620	125,540	156,218
Net income	23,417	62,862	7,925	(4,892)
Net income attributable to Cimpress N.V.	23,694	63,609	8,611	(3,702)
Net income per share attributable to Cimpress N.V.:
Basic	$0.73	$1.96	$0.26	$(0.11)
Diluted	$0.71	$1.89	$0.25	$(0.11)
Basic and diluted net income (loss) per share attributable to Cimpress N.V. are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The scope of management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2016 excluded an assessment of the internal control over financial reporting of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited), Litotipografia Alcione S.r.l., and WIRmachenDRUCK GmbH, which we acquired during fiscal 2016. The results of these acquired companies are included in our 2016 consolidated financial statements and represent approximately $35.6 million and $7.7 million of consolidated total assets and net assets, respectively, as of June 30, 2016 and $93.4 million and $3.9 million of consolidated revenue and net income attributable to Cimpress N.V., respectively, for the year then ended.
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2016, as stated in their report included on page 51.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Board members and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2016 Annual General Meeting of Shareholders, which we refer to as our 2016 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2016. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2016 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2016 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2016 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2016 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 50 of this Report.
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
August 12, 2016                       Cimpress N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	President and Chief Executive Officer	August 12, 2016
Robert S. Keane	(Principal executive officer)

/s/ Sean E. Quinn	Chief Financial Officer	August 12, 2016
Sean E. Quinn	(Principal financial and accounting officer)

/s/ Paolo De Cesare	Member, Supervisory Board	August 12, 2016
Paolo De Cesare

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 12, 2016
John J. Gavin Jr.

/s/ Eric C. Olsen	Member, Supervisory Board	August 12, 2016
Eric C. Olsen

/s/ Richard T. Riley	Chairman, Supervisory Board	August 12, 2016
Richard T. Riley

/s/ Nadia Shouraboura	Member, Supervisory Board	August 12, 2016
Nadia Shouraboura

/s/ Mark T. Thomas	Member, Supervisory Board	August 12, 2016
Mark T. Thomas

/s/ Scott Vassalluzzo	Member, Supervisory Board	August 12, 2016
Scott Vassalluzzo

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Cimpress N.V., as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014
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
10.7*
Form of Restricted Share Unit Agreement for employees and executives under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.8*
Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscalyear ended June 30, 2015

10.9*	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 1, 2016
10.10*	2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.11*	Form of Restricted Share Award Agreement under 2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.12*
Amended and Restated Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 16, 2013

10.13*
Form of Annual Award Agreement for fiscal year 2016 under our Performance Incentive Plan for Covered Employees is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

10.14*
Form of Indemnification Agreement between Cimpress N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 000-51539)

10.15*
Amended and Restated Executive Retention Agreement between Cimpress N.V. (formerly Vistaprint N.V.) and Robert Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.16*	Executive Retention Agreement between Cimpress N.V. and Sean Quinn dated as of February 16, 2016 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2016
10.17*
Form of Executive Retention Agreement between Cimpress N.V. and each of Katryn Blake and Donald Nelson is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.18*
Employment Agreement between Cimpress USA Incorporated (formerly Vistaprint USA, Incorporated) and Robert Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 000-51539)

10.19*
Amendment No. 1 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (File No. 000-51539)

10.20*
Amendment No. 2 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.21*
Amendment No. 3 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated July 25, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.22*
Amendment No. 4 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.23*
Amendment No. 5 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2014 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

10.24
Amendment No. 6 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015

10.25*
Memorandum clarifying relative precedence of agreements between Cimpress N.V. and Robert Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (File No. 000-51539)

10.26*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Katryn Blake, Donald Nelson, and Sean Quinn is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.27*
Form of Confidential Information and Non-Competition Agreement between Cimpress and each of Robert Keane, Katryn Blake, Donald Nelson, and Sean Quinn is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.28*	Summary of Compensatory Arrangements with Members of the Supervisory Board is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013
10.29*	Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress N.V. and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016
10.30
Amendment and Restatement Agreement dated as of February 8, 2013 among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH (formerly Vistaprint Schweiz GmbH), Vistaprint B.V., and Cimpress USA Incorporated (formerly Vistaprint USA, Incorporated), as borrowers (the “Borrowers”); the lenders named therein as lenders (the “Lenders”); and JPMorgan Chase Bank N.A., as administrative agent for the Lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended, among the Borrowers, the Lenders, and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.31
Amendment No. 1 dated as of January 17, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 22, 2014

10.32
Amendment No. 2 dated as of September 23, 2014 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 25, 2014

10.33
Amendment No. 3 dated as of March 10, 2015 to Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015

10.34
Form of Pledge and Security Agreement dated as of February 8, 2013 between each of Cimpress USA Incorporated and Webs, Inc. and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 13, 2013

10.35
Call Option Agreement between Cimpress N.V. and Stichting Continuïteit Cimpress (formerly Stichting Continuïteit Vistaprint) dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009 (File No. 000-51539)

10.36
Share Purchase Agreement dated December 18, 2015 among Cimpress Deutschland GmbH, Cimpress N.V., WIRmachenDRUCK GmbH, Samuel Voetter, Johannes Voetter, Aart Izelaar-Buchholz, V2 Holding GmbH, and Markus Trautwein is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 22, 2015

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