Form 10-Q
period 2016-09-30
CIMPRESS N.V.
filed 2016-10-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 21, 2016, there were 31,650,435 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$53,625	$77,426
Marketable securities	7,312	7,893
Accounts receivable, net of allowances of $564 and $490, respectively	30,121	32,327
Inventory	19,510	18,125
Prepaid expenses and other current assets	64,629	64,997
Total current assets	175,197	200,768
Property, plant and equipment, net	495,175	493,163
Software and web site development costs, net	39,018	35,212
Deferred tax assets	41,556	26,093
Goodwill	470,819	466,005
Intangible assets, net	209,387	216,970
Other assets	25,163	25,658
Total assets	$1,456,315	$1,463,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$76,858	$86,682
Accrued expenses	169,828	178,987
Deferred revenue	32,295	25,842
Short-term debt	28,221	21,717
Other current liabilities	24,522	22,635
Total current liabilities	331,724	335,863
Deferred tax liabilities	67,166	69,430
Lease financing obligation	109,363	110,232
Long-term debt	654,300	656,794
Other liabilities	81,325	60,173
Total liabilities	1,243,878	1,232,492
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	64,949	65,301
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,647,134 and 31,536,732 shares outstanding, respectively	615	615
Treasury shares, at cost, 12,433,493 and 12,543,895 shares, respectively	(549,499)	(548,549)
Additional paid-in capital	339,929	335,192
Retained earnings	457,379	486,482
Accumulated other comprehensive loss	(101,249)	(108,015)
Total shareholders’ equity attributable to Cimpress N.V.	147,175	165,725
Noncontrolling interest	313	351
Total shareholders' equity	147,488	166,076
Total liabilities, noncontrolling interests and shareholders’ equity	$1,456,315	$1,463,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015
Revenue	$443,713	$375,748
Cost of revenue (1)	213,731	157,283
Technology and development expense (1)	62,078	51,086
Marketing and selling expense (1)	139,351	122,135
General and administrative expense (1)	56,361	33,159
(Loss) income from operations	(27,808)	12,085
Other (expense) income, net	(2,132)	9,242
Interest expense, net	(9,904)	(8,126)
(Loss) income before income taxes	(39,844)	13,201
Income tax (benefit) provision	(9,814)	3,179
Net (loss) income	(30,030)	10,022
Add: Net loss attributable to noncontrolling interest	927	749
Net (loss) income attributable to Cimpress N.V.	$(29,103)	$10,771
Basic net (loss) income per share attributable to Cimpress N.V.	$(0.92)	$0.33
Diluted net (loss) income per share attributable to Cimpress N.V.	$(0.92)	$0.32
Weighted average shares outstanding — basic	31,570,824	32,528,583
Weighted average shares outstanding — diluted	31,570,824	33,757,378
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2016	2015
Cost of revenue	$43	$26
Technology and development expense	2,325	1,330
Marketing and selling expense	820	411
General and administrative expense	8,383	4,423

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited in thousands)

	Three Months Ended September 30,
	2016	2015
Net (loss) income	$(30,030)	$10,022
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss), net of hedges	9,178	(9,203)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	(1,769)	(926)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	832	226
Unrealized loss on available-for-sale-securities	(924)	(1,261)
Gain on pension benefit obligation, net	36	45
Comprehensive loss	(22,677)	(1,097)
Add: Comprehensive loss attributable to noncontrolling interests	390	124
Total comprehensive loss attributable to Cimpress N.V.	$(22,287)	$(973)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2016	2015
Operating activities
Net (loss) income	$(30,030)	$10,022
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,405	30,258
Share-based compensation expense	11,571	6,190
Deferred taxes	(18,163)	(2,649)
Change in contingent earn-out liability	16,020	—
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	1,811	(2,052)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	3,027	(7,793)
Other non-cash items	670	887
Gain on proceeds from insurance	—	(1,587)
Changes in operating assets and liabilities:
Accounts receivable	2,917	(5,943)
Inventory	(1,220)	(1,710)
Prepaid expenses and other assets	671	3,157
Accounts payable	(7,952)	10,520
Accrued expenses and other liabilities	(5,127)	(11,874)
Net cash provided by operating activities	9,600	27,426
Investing activities
Purchases of property, plant and equipment	(19,319)	(24,393)
Business acquisitions, net of cash acquired	(580)	(22,815)
Purchases of intangible assets	(26)	(357)
Capitalization of software and website development costs	(8,312)	(4,910)
Proceeds from insurance related to investing activities	—	2,075
Other investing activities	785	—
Net cash used in investing activities	(27,452)	(50,400)
Financing activities
Proceeds from borrowings of debt	87,000	214,999
Payments of debt and debt issuance costs	(82,725)	(73,318)
Payments of withholding taxes in connection with equity awards	(7,549)	(2,741)
Payments of capital lease obligations	(3,276)	(2,183)
Purchase of ordinary shares	—	(127,793)
Proceeds from issuance of ordinary shares	—	282
Capital contribution from noncontrolling interest	—	5,141
Other financing activities	—	(85)
Net cash (used in) provided by financing activities	(6,550)	14,302
Effect of exchange rate changes on cash	601	(1,096)
Net decrease in cash and cash equivalents	(23,801)	(9,768)
Cash and cash equivalents at beginning of period	77,426	103,584
Cash and cash equivalents at end of period	$53,625	$93,816

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September, 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,362	$2,994
Income taxes	8,555	4,709
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$—	$13,688
Property and equipment acquired under capital leases	2,077	2,393
Amounts due for acquisitions of businesses	21,805	19,292
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
Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other period. The consolidated balance sheet at June 30, 2016 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Share-Based Compensation
During the three months ended September 30, 2016 and 2015, we recorded share-based compensation expense of $11,571 and $6,190, respectively. As of September 30, 2016, there was $172,376 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.

On August 15, 2016, we granted performance share units associated with our new long-term incentive program. Compensation expense for our performance share units, or PSUs, is estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.
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
Other (expense) income, net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended September 30,
	2016	2015
Gains on derivatives not designated as hedging instruments (1)	$77	$2,367
Currency-related (losses) gains, net (2)	(2,966)	5,034
Other gains (3)	757	1,841
Total other (expense) income, net	$(2,132)	$9,242
_____________________
(1) Includes both realized and unrealized (losses) gains on derivative forward currency contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency related (losses) gains for the three months ended September 30, 2016 and 2015 are primarily driven by this intercompany activity. Includes unrealized losses of $1,434 for the three months ended September 30, 2016 related to certain cross-currency swaps designated as cash flow hedges which offset unrealized gains on the remeasurement of certain intercompany loans. The cross-currency swap contracts designated as cash flow hedges did not have an impact during the prior comparative period.
(3) During the three months ended September 30, 2016 and 2015, we recognized gains related to insurance recoveries of $650 and $1,587, respectively.
Net (loss) Income Per Share Attributable to Cimpress N.V.
Basic net (loss) income per share attributable to Cimpress N.V. is computed by dividing net (loss) income attributable to Cimpress N.V. by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net (loss) income per share attributable to Cimpress N.V. gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), restricted share awards ("RSAs") and PSUs, if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2016	2015
Weighted average shares outstanding, basic	31,570,824	32,528,583
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs/PSUs (1)	—	1,228,795
Shares used in computing diluted net (loss) income per share attributable to Cimpress N.V.	31,570,824	33,757,378
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress N.V.	1,524,854	79,976
________________
(1) Due to the net loss for the three months ended September 30, 2016, the effect of share options, RSUs, RSAs, and PSUs is anti-dilutive.

Recently Issued or Adopted Accounting Pronouncements
Accounting Standards Adopted

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (ASU 2016-15), which reduces the existing diversity in practice related to the presentation of the statement cash flows under Topic 230, Statement of Cash Flows, and other Topics. The new standard is effective for us on July 1, 2018, and early adoption is permitted. We elected to adopt this new guidance effective for the first quarter of fiscal 2017, and we have applied the changes retrospectively to all periods presented. Our prior period classification of contingent consideration payments and proceeds from the settlement of insurance aligns with the requirements of this new standard and did not require adjustments to the prior period presented.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16,"Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," (ASU 2015-16) which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new standard was effective for us on July 1, 2016 and we adopted this new standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02,"Consolidation (Topic 810): Amendments to the Consolidation Analysis," (ASU 2015-02) which places more emphasis in the consolidation evaluation on variable interests other than fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the variable interest entity (VIE), written put options on the assets of the VIE, or similar obligations. The new standard is effective for us on July 1, 2016 and we adopted this new standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material effect on our consolidated financial statements.
Issued Accounting Standards to be Adopted
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," (ASU 2016-16), which requires the recognition for income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for us on July 1, 2018 and permits early adoption. We are currently evaluating our adoption timing and the effect that ASU 2016-16 will have on our consolidated financial statements.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-02,"Leases (Topic 842)," (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating lease. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019. The standard permits early adoption. We are currently evaluating our adoption timing and the effect that ASU 2016-02 will have on our consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has elected to defer the effective date to fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018, with early application permitted one year earlier. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating our adoption timing and the effect that ASU 2014-09 will have on our consolidated financial statements.
3. Fair Value Measurements
The following table summarizes our investments in marketable securities:

	September 30, 2016
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,748	$2,564	$7,312
Total investments in available-for-sale securities	$4,748	$2,564	$7,312

	June 30, 2016
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,405	$3,488	$7,893
Total investments in available-for-sale securities	$4,405	$3,488	$7,893

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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,312	$7,312	$—	$—
Currency forward contracts	8,998	—	8,998	—
Total assets recorded at fair value	$16,310	$7,312	$8,998	$—

Liabilities
Interest rate swap contracts	$(1,755)	$—	$(1,755)	$—
Cross-currency swap contracts	(14,063)	—	(14,063)	—
Currency forward contracts	(1,790)	—	(1,790)	—
Contingent consideration	(2,339)	—	—	(2,339)
Total liabilities recorded at fair value	$(19,947)	$—	$(17,608)	$(2,339)

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,893	$7,893	$—	$—
Currency forward contracts	9,821	—	9,821	—
Total assets recorded at fair value	$17,714	$7,893	$9,821	$—

Liabilities
Interest rate swap contracts	$(2,180)	$—	$(2,180)	$—
Cross-currency swap contracts	(8,850)	—	(8,850)	—
Currency forward contracts	(315)	—	(315)	—
Contingent consideration	(1,212)	—	—	(1,212)
Total liabilities recorded at fair value	$(12,557)	$—	$(11,345)	$(1,212)
During the quarter ended September 30, 2016 and year ended June 30, 2016, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
Related to the acquisition of WIRmachenDRUCK on February 1, 2016 we agreed to a contingent payment payable during the third quarter of fiscal 2018 based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. The fair value of this contingent liability is $19,206 as of September 30, 2016, of which $2,339 is considered contingent consideration and included in the table below. The remaining portion of the liability is classified as a compensation arrangement and is discussed in Note 8.
The following table represents the changes in fair value of Level 3 contingent consideration:

	Three Months Ended September 30,
	2016 (1)	2015 (2)
Balance at June 30	$1,212	$7,833
Fair value adjustment	1,112	—
Foreign currency impact	15	48
Balance at September 30 (3)	$2,339	$7,881
_____________________
(1) Classified as long-term liability on the consolidated balance sheet
(2) Classified as short-term liability on the consolidated balance sheet
(3) Contingent consideration balance as of September 30, 2015, which related to our Printdeal acquisition, was paid during the fourth quarter of fiscal 2016.

As of September 30, 2016 and June 30, 2016, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2016 and June 30, 2016 the carrying value of our debt, excluding debt issuance costs and debt discounts was $689,485 and $685,897, respectively, and the fair value was $704,793 and $686,409, respectively. Our debt at September 30, 2016 includes a variable rate debt instrument indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward contracts to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, then the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings, as a component of other (expense) income, net.
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
We did not hold any interest rate swaps that were determined to be ineffective during the quarter ended September 30, 2016. We did hold one interest rate swap that was determined to be ineffective during the quarter ended September 30, 2015.
Amounts reported in accumulated other comprehensive (loss) income related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of September 30, 2016, we estimate that $538 will be reclassified from accumulated other comprehensive (loss) income to interest expense during the twelve months ending September 30, 2017. As of September 30, 2016, we had five outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2019.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2016	$115,000
Contracts with a future start date	65,000
Total	$180,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of September 30, 2016, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
During the quarter ended September 30, 2016, we recorded unrealized losses, net of tax, in accumulated other comprehensive (loss) income in the amount of $2,020. Amounts reported in accumulated other comprehensive (loss) income will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30, 2016, we estimate that $1,804 will be reclassified from accumulated other comprehensive (loss) income to other (expense) income, net during the twelve months ending September 30, 2017.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than U.S. Dollar. As of September 30, 2016, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. During the quarter ended September 30, 2016, we recorded unrealized losses, net of tax, in accumulated other comprehensive loss as a component of our cumulative translation adjustment in the amount of $2,059.

We did not hold any cross-currency swap contracts that were determined to be ineffective during the quarter ended September 30, 2016 or 2015.
Currency Forward Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar. As of September 30, 2016, we had one currency forward contract designated as a net investment hedge with a total notional amount of $31,727, maturing during June 2019. We entered into the currency forward contract designated as a net investment hedge to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.
We have elected not to apply hedge accounting for all other currency forward contracts. During the quarters ended September 30, 2016 and 2015, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2016, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$328,016	June 2015 through September 2016	Various dates through March 2018	430	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2016 and June 30, 2016:

	September 30, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(1,755)	$—	$(1,755)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(4,712)	—	(4,712)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(9,351)	—	(9,351)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(650)	—	(650)
Total derivatives designated as hedging instruments		$—	$—	$—		$(16,468)	$—	$(16,468)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,359	$(1,361)	$8,998	Other current liabilities / other liabilities	$(1,495)	$355	$(1,140)
Total derivatives not designated as hedging instruments		$10,359	$(1,361)	$8,998		$(1,495)	$355	$(1,140)

	June 30, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(2,180)	$—	$(2,180)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(2,080)	—	(2,080)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(6,770)	—	(6,770)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(165)	—	(165)
Total derivatives designated as hedging instruments		$—	$—	$—		$(11,195)	$—	$(11,195)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$10,748	$(927)	$9,821	Other current liabilities	$(508)	$358	$(150)
Total derivatives not designated as hedging instruments		$10,748	$(927)	$9,821		$(508)	$358	$(150)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss for the quarters ended September 30, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended September 30,
In thousands	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$251	$(926)
Cross-currency swaps	(2,020)	—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(2,059)	419
Currency forward contracts	(456)	—
	$(4,284)	$(507)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net (Loss) Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
In thousands	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$(156)	$(302)	Interest expense, net
Cross-currency swaps	(953)	—	Other income (expense), net
Total before income tax	(1,109)	(302)	Income (loss) before income taxes
Income tax	277	76	Income tax provision
Total	$(832)	$(226)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of our de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net (Loss) Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended September 30,
In thousands	2016	2015
Derivatives not designated as hedging instruments
Currency contracts	$77	$2,374	Other income (expense), net
Interest rate swaps	—	(7)	Other income (expense), net
	$77	$2,367
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $277, for the quarter ended September 30, 2016:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2016	$(2,322)	$3,488	$(2,551)	$(106,630)	$(108,015)
Other comprehensive (loss) income before reclassifications	(1,769)	(924)	36	8,591	5,934
Amounts reclassified from accumulated other comprehensive (loss) income to net (loss) income	832	—	—	—	832
Net current period other comprehensive (loss) income	(937)	(924)	36	8,591	6,766
Balance as of September 30, 2016	$(3,259)	$2,564	$(2,515)	$(98,039)	$(101,249)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses, net of tax of $7,642 and $4,965 have been included in accumulated other comprehensive loss as of September 30, 2016 and June 30, 2016, respectively.
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

Property, plant and equipment, net, included $119,134 and $120,168 as of September 30, 2016 and June 30, 2016, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $121,933 and $122,801, respectively, as of September 30, 2016 and June 30, 2016.
7. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment is as follows:

	Vistaprint business unit	Upload and Print business units	All Other business units	Total
Balance as of June 30, 2016	$121,752	$319,373	$24,880	$466,005
Effect of currency translation adjustments (1)	802	3,475	537	4,814
Balance as of September 30, 2016	$122,554	$322,848	$25,417	$470,819
_________________

(1) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the quarters ended September 30, 2016 and 2015 was $10,213 and $9,714, respectively.
8. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2016	June 30, 2016
Compensation costs (1)	$37,363	$59,207
Income and indirect taxes	42,009	39,802
Advertising costs	22,930	26,372
Shipping costs	5,845	6,843
Interest payable	10,055	5,172
Purchases of property, plant and equipment	4,245	4,614
Production costs	4,628	3,251
Sales returns	2,841	2,882
Professional costs	2,109	1,543
Other	37,803	29,301
Total accrued expenses	$169,828	$178,987
_____________________
(1) The decrease in compensation costs is primarily due to payment of our fiscal 2016 bonus and long-term incentive program in the first quarter of fiscal 2017. Effective July 1, 2016, we transitioned the annual bonus program to be included in team members' base salary. These amounts are therefore paid on our typical payroll schedule.

Other current liabilities included the following:

	September 30, 2016	June 30, 2016
Current portion of lease financing obligation	$12,569	$12,569
Current portion of capital lease obligations	8,916	8,011
Other	3,037	2,055
Total other current liabilities	$24,522	$22,635
Other liabilities included the following:

	September 30, 2016	June 30, 2016
Contingent earn-out liability	$19,206	$3,146
Long-term capital lease obligations	17,374	21,318
Long-term derivative liabilities	16,568	10,949
Other	28,177	24,760
Total other liabilities	$81,325	$60,173
The contingent earn-out liability included within other liabilities relates to the sliding scale earn-out for our 2016 WIRmachenDRUCK acquisition. Under the original terms of the arrangement, a portion of the earn-out attributed to the minority selling shareholders was included as a component of purchase consideration as of the acquisition date, with any subsequent changes to fair value recognized within general and administrative expense.
The remaining portion payable to the two majority selling shareholders was not included as part of the purchase consideration as of acquisition date as it was contingent upon their post-acquisition employment and planned to be recognized as expense through the required employment period. On July 15, 2016, in response to a statutory tax notice we amended the terms of the compensation portion of the arrangement with the two majority selling shareholders and we removed the post-acquisition employment requirement. As the arrangement is no longer contingent upon continued employment, we accelerated the remaining unrecognized compensation expense, $7,034 of additional expense as of the amendment date, within general and administrative expense during the first quarter of fiscal 2017.
In addition, the estimated fair value of the contingent liability payable to all selling shareholders increased, due to the recent business performance relative to performance targets and the time value impact within the Monte Carlo simulation model. We recognized $8,985 of additional expense during the quarter, as part of general and administrative expense. As of September 30, 2016, the total liability is $19,206, of which $16,867 relates to the majority shareholders and $2,339 relates to the minority shareholders, which is further discussed in Note 3.
9. Debt

	September 30, 2016	June 30, 2016
7.0% Senior unsecured notes due 2022	$275,000	$275,000
Senior secured credit facility	405,038	400,809
Other	9,447	10,088
Debt issuance costs and debt discounts	(6,964)	(7,386)
Total debt outstanding, net	682,521	678,511
Less short-term debt (1)	28,221	21,717
Long-term debt	$654,300	$656,794
_____________________
(1) Balances as of September 30, 2016 and June 30, 2016 are both inclusive of short-term debt issuance costs and debt discounts of $1,693.

Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2016, we were in compliance with all financial and other covenants related to our debt.
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
Senior Secured Credit Facility
As of September 30, 2016, we have a senior secured credit facility of $826,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $136,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of September 30, 2016, the weighted-average interest rate on outstanding borrowings was 2.32%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of September 30, 2016.

Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of September 30, 2016 we had $9,447 outstanding for those obligations that are payable through September 2024.
10. Income Taxes

Income tax (benefit) expense was ($9,814) and $3,179 for the three months ended September 30, 2016 and 2015, respectively. The decrease in income tax expense is attributable to reporting a loss for the three months ended September 30, 2016 as compared to a profit for the same prior year period. We have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. However, we do expect to owe cash taxes in certain jurisdictions despite the recognition of a consolidated loss during the quarter. In addition, during the three months ended September 30, 2016, we recognized a tax benefit of $4,189 due to share-based compensation as compared to $761 for the same prior year period.
On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Cimpress group that are based in different tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer is eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. Our subsidiary based in Switzerland was the recipient of the intellectual property. In accordance with Swiss tax law, we are entitled to amortize the fair market value of the intellectual property received at the date of transfer over five years for tax purposes. As a result of this amortization, we are expecting a loss for Swiss tax purposes during fiscal year 2017.
As of September 30, 2016, we had a net liability for unrecognized tax benefits included in the balance sheet of $4,494, including accrued interest of $170. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. Of the total amount of unrecognized tax benefits, approximately $2,003 will reduce the effective tax rate if recognized. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months. However, we are unable to quantify an estimated range of the impact to our unrecognized tax benefits at this time. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2016 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2011 through 2016 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of September 30, 2016, the redemption value is less than the carrying value, and therefore no adjustment is required.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results and not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. As of September 30, 2016, the redemption value is less than the carrying value, and therefore no adjustment is required.

    We own a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. We have a call option to acquire the remaining 49% of the business if Plaza Create materially breaches any of its contracts with us. If we materially breach any of our contracts with Plaza Create, Plaza Create has an option to put its shares to us. As the exercise of this put option is not solely within our control, the noncontrolling equity interest in the business is presented as temporary equity in our consolidated balance sheet. As of September 30, 2016, it is not probable that the noncontrolling interest will be redeemable.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2016	$65,301	$351
Net loss attributable to noncontrolling interest	(938)	(38)
Foreign currency translation	586	—
Balance as of September 30, 2016	$64,949	$313
12. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of September 30, 2016, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We have call options with certain employee shareholders to increase our ownership in Printi incrementally over an eight-year period. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of September 30, 2016, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $5,979 and we have recognized $386 and $371 in general and administrative expense for the quarters ended September 30, 2016 and 2015, respectively.
13. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of September 30, 2016 we have several operating segments under our management reporting structure which are reported in the following three reportable segments:

•
Vistaprint business unit - Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print business units - This operating segment includes the results of our druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, Tradeprint, and WIRmachenDRUCK branded businesses.

•
All Other business units - Includes the operations of our Albumprinter and Most of World business units and newly formed Corporate Solutions business unit. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. The results of the Corporate Solutions business unit were previously part of the Vistaprint business unit, and the Corporate Solutions business unit will focus on delivering volume and revenue via partnerships. These business units have been combined into one reportable segment based on materiality.

During the first quarter of fiscal 2017, we transferred a large part of our IT operations team from our corporate and global functions cost center to the Vistaprint business unit. Additionally, a group of finance employees were transferred to corporate and global functions from the Upload and Print business units, due to changes in our internal organization structure. We have revised the presentation of all prior periods presented to reflect our revised segment reporting.
Consistent with our historical reporting, the cost of our global legal, human resource, finance, facilities management, software and manufacturing engineering, the global component of our IT operations functions, and certain start-up costs related to new product introductions and manufacturing technologies are generally not allocated to the reporting segments and are instead reported and disclosed under the caption "Corporate and global functions." Corporate and global functions is a cost center and does not meet the definition of an operating segment. Under our new incentive compensation plan we granted PSUs during the first quarter of fiscal 2017. The PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our business unit results, we allocate the straight-line portion of the fixed grant value to our business units. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within corporate and global functions.
Adjusted net operating profit is the primary metric by which our CODM measures segment financial performance. Certain items are excluded from segment adjusted net operating profit, such as acquisition-related amortization and depreciation, expense recognized for contingent earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in adjusted net operating profit and allocated based on headcount to the appropriate business unit or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM, for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.

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

	Three Months Ended September 30,
	2016	2015
Revenue:
Vistaprint business unit	$285,422	$267,469
Upload and Print business units	131,957	76,538
All Other business units	26,334	31,741
Total revenue	$443,713	$375,748

	Three Months Ended September 30,
	2016	2015
Adjusted net operating profit by segment:
Vistaprint business unit	$58,217	$64,462
Upload and Print business units	16,114	11,450
All Other business units	(9,609)	(1,085)
Total adjusted net operating profit by segment	64,722	74,827
Corporate and global functions	(63,937)	(51,948)
Acquisition-related amortization and depreciation	(10,213)	(9,782)
Earn-out related charges (1)	(16,247)	(289)
Share-based compensation related to investment consideration	(4,103)	(802)
Restructuring charges	—	(271)
Interest expense for Waltham lease	1,970	350
Total (loss) income from operations	(27,808)	12,085
Other (expense) income, net	(2,132)	9,242
Interest expense, net	(9,904)	(8,126)
(Loss) income before income taxes	$(39,844)	$13,201
___________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.

	Three Months Ended September 30,
	2016	2015
Depreciation and amortization:
Vistaprint business unit	$11,273	$9,861
Upload and Print business units	14,110	10,052
All Other business units	3,604	4,383
Corporate and global functions	6,418	5,962
Total depreciation and amortization	$35,405	$30,258
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended September 30,
	2016	2015
United States	$187,955	$179,413
Non-United States (2)	255,758	196,335
Total revenue	$443,713	$375,748

	Three Months Ended September 30,
	2016	2015
Physical printed products and other (3)	$428,714	$360,148
Digital products/services	14,999	15,600
Total revenue	$443,713	$375,748
___________________
(2) Our non-United States revenue includes the Netherlands, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	September 30, 2016	June 30, 2016
Long-lived assets (4):
Netherlands	$96,780	$91,053
Canada	89,562	89,888
Switzerland	41,581	38,501
Italy	35,804	34,086
United States	32,126	32,977
France	24,245	24,561
Australia	24,727	24,358
Japan	23,290	23,213
Jamaica	22,290	22,604
Other	49,816	53,059
Total	$440,221	$434,300
___________________
(4) Excludes goodwill of $470,819 and $466,005, intangible assets, net of $209,387 and $216,970, the Waltham lease asset of $119,134 and $120,168, and deferred tax assets of $41,556 and $26,093 as of September 30, 2016 and June 30, 2016, respectively.

14. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the three months ended September 30, 2016 and 2015 was $2,271 and $4,102, respectively. The decrease in total lease expense during fiscal 2016 as compared to the prior comparable periods is due to the move to our Waltham, Massachusetts facility during the first quarter of fiscal 2016 and the treatment of the related lease similar to a capital lease, with cash payments allocated to depreciation expense and interest expense.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2016, is $27,110, net of accumulated depreciation of $18,628; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2016 amounts to $28,862.
Purchase Obligations
At September 30, 2016, we had unrecorded commitments under contract of $68,123, which were primarily composed of commitments for production and computer equipment purchases of approximately $33,051. Production and computer equipment purchases relates partially to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $9,500, professional and consulting fees of approximately $7,385, inventory purchase commitments of $3,220, commitments for advertising campaigns of $1,583, and other unrecorded purchase commitments of $13,384.
Other Obligations
We have an outstanding installment obligation of $8,818 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2016. Other obligations also includes a contingent earn-out liability for our recent WIRmachenDRUCK acquisition, based on the achievement of certain financial targets, payable at our option in cash or ordinary shares in fiscal 2018 of $19,206. Refer to Note 8 for additional discussion related to the contingent earn-out liability. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $2,599 in aggregate.
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
As of September 30, 2016, we have several operating segments under our management reporting structure which are reported in the following three reportable segments: Vistaprint business unit, Upload and Print business units and All Other business units. The Vistaprint business unit represents our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business. The Upload and Print business units segment includes the druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, Tradeprint, and WIRmachenDRUCK branded businesses. The All Other business units segment includes the operations of our Albumprinter and Most of World business units and Corporate Solutions business unit, which historically was part of the Vistaprint business unit and is focused on delivering volume and revenue via partnerships.
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit after tax (NOPAT) and cash flow from operations. A summary of these key financial metrics for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 are as follows:
First Quarter 2017

•	Reported revenue increased by 18% to $443.7 million.

•	Consolidated constant-currency revenue increased by 19% and excluding acquisitions increased by 6%.

•	Operating (loss) income decreased $39.9 million to an operating loss of $27.8 million.

•	Adjusted NOPAT decreased $21.1 million to $(4.7) million.

•	Cash provided by operating activities decreased $17.8 million to $9.6 million.
Our reported revenue growth was primarily due to the addition of the revenue of our recently acquired WIRmachenDRUCK brand, as well as continued growth in the Vistaprint business unit and Upload and Print businesses acquired more than twelve months prior. The decrease in operating (loss) income was partially due to significant acquisition-related expense associated with our WIRmachenDRUCK contingent earn-out arrangement and a one-time modification expense for the acceleration of vesting terms for certain restricted share awards related to our Tradeprint acquisition.
Operating (loss) income and adjusted NOPAT (a non-GAAP financial measure) decreased versus the comparative period a year ago due to decreased profit from our Albumprinter and Corporate Solutions businesses due to the loss of two partner contracts. The decrease was also impacted by incremental share-based compensation expense as a result of our new incentive compensation plan that began in August. Additionally, this decrease was impacted by our planned increased organic investments in our Vistaprint business unit, including our planned shipping price reductions to Vistaprint customers, as well as our increased investments in our mass customization platform and expansion of production and information technology capabilities. The current quarter was also impacted by weather-induced flooding in our North American manufacturing facility during the last week of the quarter, negatively impacting revenue and profits for the Vistaprint business unit. This production delay resulted in increases in backlog at quarter end, but the impact to revenue and profit are expected to be recognized during the second quarter of fiscal 2017.
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2016	2015
As a percentage of revenue:
Revenue	100.0%	100.0%
Cost of revenue	48.2%	41.9%
Technology and development expense	14.0%	13.6%
Marketing and selling expense	31.4%	32.5%
General and administrative expense	12.7%	8.9%
(Loss) income from operations	(6.3)%	3.2%
Other (expense) income, net	(0.5)%	2.5%
Interest expense, net	(2.2)%	(2.2)%
(Loss) income before income taxes	(9.0)%	3.5%
Income tax (benefit) provision	(2.2)%	0.8%
Net (loss) income	(6.8)%	2.7%
Add: Net loss attributable to noncontrolling interest	0.2%	0.2%
Net (loss) income attributable to Cimpress N.V.	(6.6)%	2.9%

In thousands

	Three Months Ended September 30,
	2016	2015	2016 vs. 2015
Revenue	$443,713	$375,748	18%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the three months ended September 30, 2016 and 2015 is shown in the following table. The first quarter of fiscal 2016 includes the impact of Tradeprint and Alcione from their respective acquisition dates in our Upload and Print business units segment:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2016	2015	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$285,422	$267,469	7%	1%	8%	—%	8%
Upload and Print business units (3)	131,957	76,538	72%	1%	73%	(61)%	12%
All Other business units	26,334	31,741	(17)%	(2)%	(19)%	—%	(19)%
Total revenue	$443,713	$375,748	18%	1%	19%	(13)%	6%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.

(2) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year over year revenue. Revenue from our fiscal 2016 acquisitions is excluded from fiscal 2016 revenue growth. For example, revenue from Tradeprint, which we acquired in Q1 2016, is excluded from Q1 2017 revenue growth since there are no full quarter results in the comparable period.
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
(3) The Upload and Print business units include the impact of the Tradeprint and Alcione fiscal 2016 acquisitions from their respective acquisition dates of July 31, 2015 and July 29, 2015, respectively.
Vistaprint business unit
Reported revenue for the three months ended September 30, 2016 increased 7% to $285.4 million, as compared to the three months ended September 30, 2015. Our reported revenue growth was negatively affected by currency impacts during the three months ended September 30, 2016 of 1%. The Vistaprint business unit constant-currency growth of 8% was primarily due to repeat customer bookings growth, with more modest growth in new customer bookings. Performance continues to be stronger in the North American and Australian markets, with improving results in certain European markets. Revenue from our focus product categories including signage, marketing materials and promotional products and apparel is growing faster than the overall segment. Revenue growth was negatively impacted by approximately 200 basis points due to weather-induced flooding in our North American manufacturing facility, that caused a temporary disruption in production activities near quarter end resulting in an increase in backlog. In addition, some of our customer value proposition efforts create revenue headwinds in certain markets including recent reductions in shipping pricing.
Upload and Print business units
Reported revenue for the three months ended September 30, 2016 increased 72% to $132.0 million from $76.5 million in the prior comparable period. Our reported revenue growth includes the addition of aggregate revenue of $46.7 million for the quarter ended September 30, 2016 from the brands we acquired in fiscal 2016. The Upload and Print business units constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 12% for the quarter ended September 30, 2016, primarily driven by continued growth from our Pixartprinting, Printdeal and Exagroup brands.
All Other business units
Reported revenue for the three months ended September 30, 2016 decreased 17% to $26.3 million, as compared to the prior comparable period. Our reported revenue was positively affected by currency impacts during the quarter ended September 30, 2016 of 2%. The All Other business units constant-currency revenue decline of 19% for the quarter ended September 30, 2016 was primarily due to the termination of certain partner contracts in both our Corporate Solutions and Albumprinter businesses. These declines were partially offset by growth in Albumprinter's direct to consumer business, as well as growth in our Most of World portfolio which continues to grow off a relatively small base.

The following table summarizes our comparative operating expenses for the period:

In thousands

	Three Months Ended September 30,
	2016	2015	2016 vs. 2015
Cost of revenue	$213,731	$157,283	36%
% of revenue	48.2%	41.9%
Technology and development expense	$62,078	$51,086	22%
% of revenue	14.0%	13.6%
Marketing and selling expense	$139,351	$122,135	14%
% of revenue	31.4%	32.5%
General and administrative expense	$56,361	$33,159	70%
% of revenue	12.7%	8.9%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the quarter ended September 30, 2016, as the operations within the Upload and Print business units have, as a percent of revenue, higher cost of revenue than our traditional business and are growing faster; however, these companies also have lower marketing, selling and operating costs as a percent of revenue.
The Vistaprint business unit cost of revenue increased to $103.5 million for the quarter ended September 30, 2016 from $91.2 million in the prior year period. The increase was primarily due to increased costs associated with production volume and product mix of $11.6 million and was also impacted by the aggregate impact of currency, productivity and efficiency losses of $0.7 million.
The Upload and Print business units cost of revenue increased to $94.9 million for the quarter ended September 30, 2016 from $50.8 million in the prior comparable period primarily due to incremental manufacturing costs of $36.9 million for the operations acquired in fiscal 2016. The remaining increase is due to increased manufacturing costs from our Pixartprinting and Printdeal brands, primarily due to increases in revenue.
The All Other business units cost of revenue decreased to $14.1 million for the quarter ended September 30, 2016 from $14.7 million during the prior comparable period, primarily due to reductions in partner-related revenue.
During the three months ended September 30, 2016 and 2015 we had cost of revenue that was not allocated to our business units for management reporting of $1.2 million and $0.6 million, respectively. The costs primarily relate to certain start-up costs related to new product introductions and manufacturing technologies.
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations and content development, as well as amortization of capitalized software, website development costs and certain acquired intangible assets, including developed technology, hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
The growth in our technology and development expenses of $11.0 million for the quarter ended September 30, 2016 as compared to the prior comparative period was due to increased payroll, share-based compensation and facility-related costs of $7.7 million, as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to the continued development of our software-based mass customization platform as well as the enhancement of existing capabilities and expansion of product selection. Technology infrastructure-related costs increased by $3.0 million, primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. Depreciation and amortization expense increased by $0.7 million, primarily due to expense related to our fiscal 2016 acquisitions. During the quarter ended September 30, 2016, we had higher net capitalization of software costs of $0.4 million, due to an increase in costs that qualified for capitalization during the current quarter.
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
    Our marketing and selling expenses increased by $17.2 million during the quarter ended September 30, 2016 as compared to the prior comparative period primarily due to increased advertising expense of $8.1 million as a result of additional advertising spend in the Vistaprint business unit. Our payroll and facility-related costs, inclusive of share-based compensation, increased $6.1 million, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint business unit customer service resources in order to provide higher value services to our customers. Payment processing and third-party services were $1.8 million higher than the prior period, primarily due to increased order volumes. Other marketing and selling costs increased by $1.2 million, primarily due to increased travel and training costs.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the quarter ended September 30, 2016 our general and administrative expenses increased by $23.2 million, as compared to the prior comparative period. The increase in the current quarter was primarily driven by $16.0 million of expense for the contingent earn-out arrangement related to our fiscal 2016 acquisition of WIRmachenDRUCK. Payroll and facility-related costs increased by $5.0 million, as compared to the prior comparative period. During the quarter we also recognized additional share-based compensation expense, primarily due to $3.4 million of expense for the acceleration of vesting terms of certain restricted share awards associated with the acquisition of Tradeprint. These cost increases were partially offset by lower other general and administrative costs which decreased by $1.2 million, primarily related to third-party consulting fees and recruiting costs.
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

	Three Months Ended September 30,
	2016	2015
Gains on derivatives not designated as hedging instruments	$77	$2,367
Currency related (losses) gains, net	(2,966)	5,034
Other gains	757	1,841
Total other (expense) income, net	$(2,132)	$9,242

During the three months ended September 30, 2016, we recognized net losses of $2.1 million, as compared to net gains of $9.2 million during the prior comparable period. The decrease primarily relates to the currency exchange rate volatility of our intercompany transactional and financing activities, as we have significant non-functional currency intercompany relationships resulting in a net loss of $3.0 million during the three months ended September 30, 2016, as compared to a net gain of $5.0 million during the three months ended September 30, 2015.
In addition, we recognized lower net gains of $0.1 million on our currency forward contracts not designated as hedging instruments during the three months ended September 30, 2016, as compared to $2.4 million during the prior comparable period. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for most of our currency forward contracts.
During the three months ended September 30, 2016 and 2015, other gains consisted primarily of gains related to insurance recoveries of $0.7 million and $1.6 million, respectively.
Interest expense, net
Interest expense, net was $9.9 million and $8.1 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swaps. The increase in interest expense, net is primarily a result of increased interest expense associated with our Waltham lease arrangement, compared to only one month of expense in the prior comparable quarter. We expect interest expense to increase in future periods relative to historical trends as a result of our Waltham lease arrangement and increased capital lease obligations for machinery and equipment.
Income tax (benefit) provision

	Three Months Ended September 30,
	2016	2015
Income tax (benefit) provision	$(9,814)	$3,179
Effective tax rate	24.6%	24.1%
Income tax (benefit) provision was $(9.8) million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in income tax expense is attributable to reporting a loss for the three months ended September 30, 2016 as compared to a profit for the same prior year period. We have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. However, we do expect to owe cash taxes in certain jurisdictions despite the recognition of a consolidated loss during the quarter. In addition, during the three months ended September 30, 2016, we recognized a tax benefit of $4.2 million due to share-based compensation as compared to $0.8 million for the same prior year period.
Segment profitability
Our primary metric used to measure segment financial performance is adjusted net operating profit which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges. For the quarter ended September 30, 2016, the Vistaprint business unit adjusted net operating profit decreased by $6.2 million, as compared to the prior period. Incremental profit from revenue growth was offset by planned increased investments including $4.9 million from reductions in shipping prices. Adjusted net operating profit was also negatively impacted by the increase in backlog described above due to weather-related flooding at our North American production facility at the end of the quarter. The Upload and Print business units adjusted net operating profit increased by $4.7 million primarily due to the addition of aggregate adjusted net operating profit from the brands we acquired during fiscal 2016, as well as increased profits from earlier acquisitions, partially offset by strategic investments made in oversight, technology and marketing. Our All Other business units adjusted net operating profit decreased by $8.5 million primarily due to the reduction in partner related profits of $5.7 million, as well as increased investment in our Corporate Solutions business.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Three Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$9,600	$27,426
Net cash used in investing activities	(27,452)	(50,400)
Net cash (used in) provided by financing activities	(6,550)	14,302
At September 30, 2016, we had $53.6 million of cash and cash equivalents and $689.5 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $23.8 million during the three months ended September 30, 2016. During the three months ended September 30, 2016, we implemented a cash pooling program for certain of our European bank accounts and expect to maintain a lower consolidated cash balance on a prospective basis as we leverage the benefits of the new program. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the three months ended September 30, 2016 related primarily to the following items:
Cash inflows:

•
Adjustments for non-cash items of $50.3 million primarily related to positive adjustments for depreciation and amortization of $35.4 million, share-based compensation costs of $11.6 million, the change of our contingent earn-out liability of $16.0 million and unrealized currency-related losses of $4.8 million, offset by negative adjustments for non-cash tax related items of $18.2 million; and

•	Proceeds of debt of $4.3 million, net of payments.
Cash outflows:

•	Net loss of $30.0 million;

•
Capital expenditures of $19.3 million of which $11.3 million were related to the purchase of manufacturing and automation equipment for our production facilities, $2.2 million were related to the purchase of land, facilities and leasehold improvements, and $5.8 million were related to computer and office equipment;

•	Changes in working capital balances of $10.7 million primarily driven by negative changes to accounts payable and accrued expenses;

•	Internal costs for software and website development that we have capitalized of $8.3 million;

•	Payments of withholding taxes in connection with share awards of $7.5 million; and

•	Payments for capital lease arrangements of $3.3 million.
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2016, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of September 30, 2016, a significant portion of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $24.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of

September 30, 2016, we have aggregate loan commitments from our senior secured credit facility totaling $826.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $136.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2016, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

September 30, 2016
Maximum aggregate available for borrowing	$826,000
Outstanding borrowings of senior secured credit facilities	(405,038)
Remaining amount	420,962
Limitations to borrowing due to debt covenants and other obligations (1)	(1,647)
Amount available for borrowing as of September 30, 2016 (2)	$419,315
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

Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of September 30, 2016, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of September 30, 2016 we had $9.4 million outstanding for those obligations that are payable through September 2024.
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

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at September 30, 2016 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$44,484	$9,137	$14,438	$11,428	$9,481
Build-to-suit lease	118,677	12,569	25,139	25,139	55,830
Purchase commitments	68,123	57,230	10,893	—	—
Senior unsecured notes and interest payments	390,500	28,875	38,500	38,500	284,625
Other debt and interest payments	447,412	41,507	143,432	260,918	1,555
Capital leases	28,868	10,507	13,872	4,306	183
Other	30,623	3,171	27,452	—	—
Total (1)	$1,128,687	$162,996	$273,726	$340,291	$351,674
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.5 million as of September 30, 2016 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $44.5 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $4.5 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.

Purchase Commitments. At September 30, 2016, we had unrecorded commitments under contract of $68.1 million, which were primarily composed of commitments for production and computer equipment purchases of approximately $33.1 million. Production and computer equipment purchases relates primarily to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $9.5 million, professional and consulting fees of approximately $7.4 million, inventory purchase commitments of $3.2 million, commitments for advertising campaigns of $1.6 million, and other unrecorded purchase commitments of $13.4 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. The term loans of $136.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $269.0 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of September 30, 2016 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions, and as of September 30, 2016 we had $9.4 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2016, is $27.1 million, net of accumulated depreciation of $18.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2016 amounts to $28.9 million.
Other Obligations. Other obligations include an installment obligation of $8.8 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2016. Other obligations also includes the fair value of the contingent earn-out liability related to the WIRmachenDRUCK acquisition of $19.2 million. The WIRmachenDRUCK earn-out is payable at our option in cash or ordinary shares, based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $2.6 million, in aggregate.
Non-GAAP Financial Measure
Adjusted net operating profit after tax (NOPAT) presented below is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. This metric is the primary metric by which we measure our consolidated financial performance and is intended to supplement investors' understanding of our operating results. Adjusted NOPAT is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in adjusted NOPAT. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The table below sets forth operating income and adjusted net operating profit after tax for each of the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
GAAP operating (loss) income	$(27,808)	$12,085
Less: Cash taxes attributable to current period (see below)	(7,419)	(6,833)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	10,213	9,782
Earn-out related charges (1)	16,247	289
Share-based compensation related to investment consideration	4,103	802
Restructuring costs	—	271
Less: Interest expense associated with Waltham lease	(1,970)	(350)
Include: Realized gains on currency forward contracts not included in operating income	1,888	316
Adjusted NOPAT (2)	$(4,746)	$16,362

Cash taxes paid in the current period	$8,555	$4,709
Less: cash taxes (paid) received and related to prior periods	(4,227)	359
Plus: cash taxes attributable to the current period but not yet (received) paid	(350)	921
Plus: cash impact of excess tax benefit on equity awards attributable to current period	4,264	1,709
Less: installment payment related to the transfer of intellectual property in a prior year	(823)	(865)
Cash taxes attributable to current period	$7,419	$6,833
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
As of September 30, 2016, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2016, we had $405.0 million of variable rate debt and $8.8 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of September 30, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.4 million over the next 12 months.
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
Our most significant net currency exposure by volume is in the British Pound. Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent EBITDA in order to protect our debt covenants. Since EBITDA excludes non-cash items such as depreciation and amortization that are included in net income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $19.1 million and $21.3 million on our income before taxes for the quarters ended September 30, 2016 and 2015, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the objectives of our long-term investment and financial strategy, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include, among others:

•	our failure to adequately execute our strategy or anticipate and overcome obstacles to achieving our strategic goals;

•	our failure to develop our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantage we expect;

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations;

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

In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablet computing devices and that our website visits using traditional computers may be declining. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. If our customers and potential customers have difficulty accessing and using our websites and technologies, then our revenue could decline.

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

Our acquisitions and strategic investments may fail to achieve our goals.

An acquisition, minority investment, or joint venture may fail to achieve our goals and expectations for a number of reasons including the following:

•	The business we acquired or invested in may not perform as well as we expected.

•	We may overpay for acquired businesses, which can, among other things, negatively affect our intrinsic value per share.

•	We may fail to integrate acquired businesses, technologies, services, or internal systems effectively, or the integration may be more expensive or take more time than we anticipated.

•	The management of our minority investments and joint ventures may be more expensive or may take more resources than we expected.

•	We may not realize the anticipated benefits of integrating acquired businesses into our mass customization platform.

•	We may encounter unexpected cultural or language challenges in integrating an acquired business or managing our minority investment in a business.

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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. Our operating income during the second fiscal quarter represented more than 60% of annual operating income in the years ended June 30, 2016, 2015, and 2014. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter, we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

In addition, we work with many third-party vendors, partners, and suppliers that, as part of our business relationship with them, collect, store, and manage personal data about our employees and customers and sensitive information about us and our business. We may be liable or our reputation may be harmed if third parties with which we do business fail to protect this information or use it in a manner that is inconsistent with legal and industry privacy regulations or our practices.

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

As of September 30, 2016, our total debt was $689.5 million, made up of $275.0 million of senior notes, $405.0 million of loan obligations under our credit facility and $9.4 million of other debt. We had unused commitments of $419.3 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.4 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

In some of the jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Cimpress is a complex and evolving issue, and in many cases, it is not clear how existing tax statutes apply to the Internet or e-commerce. For example, some state governments in the United States have imposed or are seeking to impose indirect taxes on Internet sales. If a government entity claims that we should have been collecting indirect taxes on the sale of our products in a jurisdiction where we have not been doing so,then we could incur substantial tax liabilities for past sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2016, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 17, 2017, and we may suspend or discontinue the repurchase program at any time.
We did not repurchase any shares under this program during the three months ended September 30, 2016, and 6,300,000 shares remain available for repurchase under this program, subject to certain limitations imposed by our debt covenants.
Item 6. Exhibits
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 28, 2016                       Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1*	Amendment No. 7 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated August 23, 2016
10.2*	Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan
10.3*	Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan
10.4*	Form of Executive Retention Agreement between Cimpress N.V. and each of Donald LeBlanc and Sean Quinn
10.5*
Form of Executive Retention Agreement between Cimpress N.V. and Lawrence Gold is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.6*	Executive Retention Agreement between Cimpress N.V. and Ashley Hubka dated February 16, 2016
10.7*	Contrat de Travail (Employment Agreement) between Cimpress France SARL and Ashley Hubka dated July 16, 2016
10.8*	Contract of Employment between Vistaprint B.V. and Wilhelm Jacobs dated February 9, 2011
10.9*	Employment Agreement between Cimpress N.V. and Cornelis David Arends dated November 1, 2015
10.10*	Long Term International Assignment Agreement between Cimpress N.V. and Cornelis David Arends dated December 9, 2015
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
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