Form 10-Q
period 2016-12-31
CIMPRESS N.V.
filed 2017-01-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 27, 2017, there were 31,098,453 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$49,588	$77,426
Marketable securities	—	7,893
Accounts receivable, net of allowances of $508 and $490, respectively	52,179	32,327
Inventory	41,422	18,125
Prepaid expenses and other current assets	98,786	64,997
Total current assets	241,975	200,768
Property, plant and equipment, net	505,278	493,163
Software and web site development costs, net	42,856	35,212
Deferred tax assets	18,344	26,093
Goodwill	528,895	466,005
Intangible assets, net	292,591	216,970
Other assets	34,007	25,658
Total assets	$1,663,946	$1,463,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$116,251	$86,682
Accrued expenses	223,932	178,987
Deferred revenue	25,503	25,842
Short-term debt	46,115	21,717
Other current liabilities	24,234	22,635
Total current liabilities	436,035	335,863
Deferred tax liabilities	69,676	69,430
Lease financing obligation	108,481	110,232
Long-term debt	829,998	656,794
Other liabilities	78,113	60,173
Total liabilities	1,522,303	1,232,492
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	41,824	65,301
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,094,307 and 31,536,732 shares outstanding, respectively	615	615
Treasury shares, at cost, 12,986,320 and 12,543,895 shares, respectively	(598,343)	(548,549)
Additional paid-in capital	348,732	335,192
Retained earnings	492,407	486,482
Accumulated other comprehensive loss	(143,915)	(108,015)
Total shareholders’ equity attributable to Cimpress N.V.	99,496	165,725
Noncontrolling interest	323	351
Total shareholders' equity	99,819	166,076
Total liabilities, noncontrolling interests and shareholders’ equity	$1,663,946	$1,463,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	$576,851	$496,274	$1,020,564	$872,022
Cost of revenue (1)	277,027	197,571	490,758	354,855
Technology and development expense (1)	59,252	51,880	121,330	102,966
Marketing and selling expense (1)	157,825	142,671	297,176	264,806
General and administrative expense (1)	49,042	36,543	105,403	69,701
Income from operations	33,705	67,609	5,897	79,694
Other income, net	30,549	7,690	28,417	16,932
Interest expense, net	(9,631)	(10,160)	(19,535)	(18,286)
Income before income taxes	54,623	65,139	14,779	78,340
Income tax provision	19,601	6,148	9,787	9,327
Net income	35,022	58,991	4,992	69,013
Add: Net loss attributable to noncontrolling interest	6	328	933	1,077
Net income attributable to Cimpress N.V.	$35,028	$59,319	$5,925	$70,090
Basic net income per share attributable to Cimpress N.V.	$1.12	$1.89	$0.19	$2.20
Diluted net income per share attributable to Cimpress N.V.	$1.07	$1.81	$0.18	$2.11
Weighted average shares outstanding — basic	31,291,356	31,326,141	31,431,090	31,927,362
Weighted average shares outstanding — diluted	32,614,013	32,735,447	32,846,275	33,246,412
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Cost of revenue	$75	$28	$118	$54
Technology and development expense	3,118	1,422	5,443	2,752
Marketing and selling expense	1,480	425	2,300	836
General and administrative expense	6,604	4,191	14,987	8,614

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$35,022	$58,991	$4,992	$69,013
Other comprehensive income, net of tax:
Foreign currency translation loss, net of hedges	(47,148)	(14,934)	(37,970)	(24,137)
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	9,244	464	7,475	(462)
Amounts reclassified from accumulated other comprehensive loss to net income on derivative instruments	(6,426)	214	(5,594)	440
Unrealized (loss) gain on available-for-sale-securities	(4,832)	171	(5,756)	(1,090)
Amounts reclassified from accumulated other comprehensive loss to net income for realized gains on available-for-sale securities	2,268	—	2,268	—
Gain on pension benefit obligation, net	—	44	36	89
Comprehensive (loss) income	(11,872)	44,950	(34,549)	43,853
Add: Comprehensive loss attributable to noncontrolling interests	4,235	1,864	4,625	1,988
Total comprehensive (loss) income attributable to Cimpress N.V.	$(7,637)	$46,814	$(29,924)	$45,841
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2016	2015
Operating activities
Net income	$4,992	$69,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,382	62,063
Share-based compensation expense	22,848	12,256
Deferred taxes	(17,508)	(8,339)
Abandonment of long-lived assets	—	3,022
Change in contingent earn-out liability	22,766	—
Gain on sale of available-for-sale securities	(2,268)	—
Unrealized gain on derivatives not designated as hedging instruments included in net income	(4,573)	(1,918)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(13,246)	(10,829)
Other non-cash items	1,719	1,530
Gain on proceeds from insurance	—	(3,136)
Changes in operating assets and liabilities:
Accounts receivable	822	(1,629)
Inventory	(4,187)	(3,087)
Prepaid expenses and other assets	(14,290)	(2,394)
Accounts payable	21,808	20,779
Accrued expenses and other liabilities	23,394	24,984
Net cash provided by operating activities	114,659	162,315
Investing activities
Purchases of property, plant and equipment	(36,260)	(43,549)
Business acquisitions, net of cash acquired	(206,816)	(27,532)
Purchases of intangible assets	(88)	(402)
Capitalization of software and website development costs	(19,110)	(12,127)
Proceeds from sale of available-for-sale securities	6,346	—
Proceeds from insurance related to investing activities	—	3,624
Other investing activities	1,227	775
Net cash used in investing activities	(254,701)	(79,211)
Financing activities
Proceeds from borrowings of debt	447,000	269,999
Payments of debt and debt issuance costs	(247,771)	(235,332)
Payments of withholding taxes in connection with equity awards	(8,864)	(4,246)
Payments of capital lease obligations	(6,814)	(6,377)
Purchase of ordinary shares	(50,008)	(142,204)
Purchase of noncontrolling interests	(20,230)	—
Proceeds from issuance of ordinary shares	257	2,052
Capital contribution from noncontrolling interest	1,404	5,141
Other financing activities	1,281	(303)
Net cash provided by (used in) financing activities	116,255	(111,270)
Effect of exchange rate changes on cash	(4,051)	(2,217)
Net decrease in cash and cash equivalents	(27,838)	(30,383)
Cash and cash equivalents at beginning of period	77,426	103,584
Cash and cash equivalents at end of period	$49,588	$73,201
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,155	$17,998
Income taxes	20,309	10,745
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$—	$13,688
Property and equipment acquired under capital leases	4,912	3,017
Amounts due for acquisitions of businesses	27,155	18,035
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
We are a technology driven company that aggregates, largely via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We fulfill those orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products for customers on-demand. We bring our products to market through a portfolio of focused brands serving the needs of micro, small- and medium-sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small- and medium-sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
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
Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other period. The consolidated balance sheet at June 30, 2016 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Share-Based Compensation
During the three and six months ended December 31, 2016, we recorded share-based compensation expense of $11,277 and $22,848, respectively, and $6,066 and $12,256 during the three and six months ended December 31, 2015, respectively. As of December 31, 2016, there was $135,547 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.0 years.
On August 15, 2016, we granted performance share units, or PSUs, associated with our new long-term incentive program. Compensation expense for our PSUs is estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.
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
Other income, net
The following table summarizes the components of other income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Gains on derivatives not designated as hedging instruments (1)	$13,477	$3,186	$13,554	$5,553
Currency-related gains, net (2)	14,988	2,473	12,022	7,507
Other gains (3)	2,084	2,031	2,841	3,872
Total other income, net	$30,549	$7,690	$28,417	$16,932
_____________________
(1) Primarily relates to both realized and unrealized gains on derivative forward currency contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency related gains for the three and six months ended December 31, 2016 and 2015 are primarily driven by this intercompany activity. Also, unrealized gains of $7,827 and $6,393 are included for the three and six months ended December 31, 2016, respectively. These are related to certain cross-currency swaps designated as cash flow hedges, which offset unrealized losses on the remeasurement of certain intercompany loans, also recorded in this category in the table above. The cross-currency swap contracts designated as cash flow hedges did not have an impact during the prior comparative periods.
(3) The gain recognized during the three months ended December 31, 2016, primarily relates to the gain on the sale of Plaza Create Co. Ltd. available-for-sale securities of $2,268. During the prior comparable periods, we recognized gains related to insurance recoveries of $1,549 and $3,136, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted average shares outstanding, basic	31,291,356	31,326,141	31,431,090	31,927,362
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,322,657	1,409,306	1,415,185	1,319,051
Shares used in computing diluted net income per share attributable to Cimpress N.V.	32,614,013	32,735,447	32,846,275	33,246,412
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	28,031	20,703	22,586	50,438

Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the six months ended December 31, 2016 and 2015, we repurchased 593,763 and 2,002,835 of our ordinary shares, respectively, for a total cost of $50,008 and $142,204, respectively, inclusive of transactions costs, in connection with our publicly announced share repurchase programs.
Recently Issued or Adopted Accounting Pronouncements
Issued Accounting Standards to be Adopted
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash," (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for us on July 1, 2018 and permits early adoption. This amendment will affect the presentation of our statement of cash flows once adopted.
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

________________________
(1) On December 22, 2016, we sold all available-for-sale securities held in Plaza Create Co. Ltd recognizing a gain of $2,268 as a part of other income, net, for the three and six months ended December 31, 2016.
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

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$2,180	$—	$2,180	$—
Cross-currency swap contracts	3,198	—	3,198	—
Currency forward contracts	15,553	—	15,553	—
Currency option contracts	687	—	687	—
Total assets recorded at fair value	$21,618	$—	$21,618	$—

Liabilities
Interest rate swap contracts	$(610)	$—	$(610)	$—
Cross-currency swap contracts	(1,144)	—	(1,144)	—
Currency forward contracts	(193)	—	(193)	—
Contingent consideration	(3,024)	—	—	(3,024)
Total liabilities recorded at fair value	$(4,971)	$—	$(1,947)	$(3,024)

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,893	$7,893	$—	$—
Currency forward contracts	9,821	—	9,821	—
Total assets recorded at fair value	$17,714	$7,893	$9,821	$—

Liabilities
Interest rate swap contracts	$(2,180)	$—	$(2,180)	$—
Cross-currency swap contracts	(8,850)	—	(8,850)	—
Currency forward contracts	(315)	—	(315)	—
Contingent consideration	(1,212)	—	—	(1,212)
Total liabilities recorded at fair value	$(12,557)	$—	$(11,345)	$(1,212)
During the quarter ended December 31, 2016 and year ended June 30, 2016, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
Related to the acquisition of WIRmachenDRUCK on February 1, 2016, we agreed to a contingent payment payable at our option in cash or shares during the third quarter of fiscal 2018 based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. The fair value of this contingent liability is $24,721 as of December 31, 2016, of which $3,024 is considered contingent consideration and included in the table below. The remaining portion of the liability is classified as a compensation arrangement and is discussed in Note 9.
The following table represents the changes in fair value of Level 3 contingent consideration:

	Six Months Ended December 31,
	2016 (1)	2015 (2)(3)
Balance at June 30	$1,212	$7,833
Fair value adjustment	1,946	—
Foreign currency impact	(134)	(180)
Balance at December 31	$3,024	$7,653
_____________________
(1) Classified as long-term liability on the consolidated balance sheet.
(2) Classified as short-term liability on the consolidated balance sheet.
(3) Contingent consideration balance as of December 31, 2015, which related to our Printdeal acquisition, was paid during the fourth quarter of fiscal 2016.

As of December 31, 2016 and June 30, 2016, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2016 and June 30, 2016 the carrying value of our debt, excluding debt issuance costs and debt discounts was $882,651 and $685,897, respectively, and the fair value was $909,856 and $686,409, respectively. Our debt at December 31, 2016 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, then the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings, as a component of other income, net.

Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of one of our interest rate swap contracts was deemed to be ineffective during the three and six months ended December 31, 2016 and 2015.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of December 31, 2016, we estimate that $418 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2017. As of December 31, 2016, we had five outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2023.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2016	$65,000
Contracts with a future start date	145,000
Total	$210,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of December 31, 2016, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
During the three and six months ended December 31, 2016, we recorded unrealized gains, net of tax, in accumulated other comprehensive loss in the amount of $6,731 and $4,711, respectively. Amounts reported in accumulated other comprehensive loss will be reclassified to other income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2016, we estimate that $2,348 will be reclassified from accumulated other comprehensive loss to other income, net during the twelve months ending December 31, 2017.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of December 31, 2016, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. During the three and six months ended December 31, 2016, we recorded unrealized gains, net of tax, in accumulated other comprehensive loss as a component of our cumulative translation adjustment in the amount of $6,883 and $4,824, respectively, and $2,510 and $2,929, for the three and six months ended December 31, 2015, respectively.
We did not hold any ineffective cross-currency swaps during the three and six months ended December 31, 2016 and 2015.
Other Currency Contracts
We execute currency forward contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar, and as part of our acquisition of National Pen, we assumed additional outstanding currency option contracts.
As of December 31, 2016, we had one currency forward contract designated as a net investment hedge with a total notional amount of $31,727, maturing during June 2019. We entered into this contract to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.
We have elected not to apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2016 and 2015, we have experienced volatility within other income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward contracts. Due to the timing of our acquisition of National Pen, the acquired currency option contracts did not impact our consolidated statement of operations. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2016, we had the following outstanding currency forward contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, British Pound, Indian Rupee, New Zealand Dollar, Norwegian Krone, Swedish Krona, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$213,344	October 2015 through October 2016	Various dates through March 2018	309	Various
As of December 31, 2016, we also had 27 outstanding currency option contracts assumed as part of the National Pen acquisition that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Canadian Dollar, Euro, British Pound, Swedish Krona, Japanese Yen and Swiss Franc. The total notional amount was $10,080, with effective dates from April 2016 through September 2016 and maturity dates through December 2017.

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2016 and June 30, 2016:

	December 31, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,512	$(332)	$2,180	Other current liabilities / other liabilities	$(610)	$—	$(610)
Cross-currency swaps	Other non-current assets	3,198	—	3,198	Other liabilities	—	—	—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(1,144)	—	(1,144)
Currency forward contracts	Other non-current assets	1,117	—	1,117	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$6,827	$(332)	$6,495		$(1,754)	$—	$(1,754)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$15,174	$(738)	$14,436	Other current liabilities / other liabilities	$(193)	$—	$(193)
Currency option contracts	Other current assets / other assets	687	—	687	Other current liabilities / other liabilities	—	—	—
Total derivatives not designated as hedging instruments		$15,861	$(738)	$15,123		$(193)	$—	$(193)

	June 30, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(2,180)	$—	$(2,180)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(2,080)	—	(2,080)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(6,770)	—	(6,770)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(165)	—	(165)
Total derivatives designated as hedging instruments		$—	$—	$—		$(11,195)	$—	$(11,195)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$10,748	$(927)	$9,821	Other current liabilities	$(508)	$358	$(150)
Total derivatives not designated as hedging instruments		$10,748	$(927)	$9,821		$(508)	$358	$(150)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss for the three and six months ended December 31, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$2,513	$464	$2,764	$(462)
Cross-currency swaps	6,731	—	4,711	—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	6,883	2,510	4,824	2,929
Currency forward contracts	1,395	—	939	—
	$17,522	$2,974	$13,238	$2,467

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$117	$(286)	$(38)	$(588)	Interest expense, net
Cross-currency swaps	8,450	—	7,497	—	Other income, net
Total before income tax	8,567	(286)	7,459	(588)	Income before income taxes
Income tax	(2,142)	72	(1,865)	148	Income tax provision
Total	$6,425	$(214)	$5,594	$(440)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2016	2015	2016	2015
Derivatives not designated as hedging instruments
Currency contracts	$13,224	$3,189	$13,301	$5,563	Other income, net
Interest rate swaps	253	(3)	253	(10)	Other income, net
	$13,477	$3,186	$13,554	$5,553
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $4,690, for the six months ended December 31, 2016:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2016	$(2,322)	$3,488	$(2,551)	$(106,630)	$(108,015)
Other comprehensive income (loss) before reclassifications	7,475	(5,756)	36	(34,329)	(32,574)
Amounts reclassified from accumulated other comprehensive loss to net income	(5,594)	2,268	—	—	(3,326)
Net current period other comprehensive income (loss)	1,881	(3,488)	36	(34,329)	(35,900)
Balance as of December 31, 2016	$(441)	$—	$(2,515)	$(140,959)	$(143,915)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) Translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains (losses), net of tax, of $1,107 and $(4,965) have been included in accumulated other comprehensive loss as of December 31, 2016 and June 30, 2016, respectively.
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

Property, plant and equipment, net, included $118,104 and $120,168 as of December 31, 2016 and June 30, 2016, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $121,050 and $122,801 as of December 31, 2016 and June 30, 2016, respectively.
7. Business Combinations
Acquisition of National Pen Co. LLC
On December 30, 2016, we acquired 100% of the equity interests of National Pen Co. LLC, a manufacturer and marketer of custom writing instruments for small- and medium-sized businesses. At closing, we paid $214,573 in cash, subject to post closing adjustments based on acquired cash, debt and working capital balances. The acquisition supports our strategy to build competitively differentiated supply chain capabilities that we can make available via our mass customization platform, which we bring to market through a portfolio of focused brands. We expect National Pen will also complement our organic investments in technology and supply chain capabilities for promotional products, apparel and gift offerings.
The table below details the consideration transferred to acquire National Pen:

Cash consideration	$214,573
Estimated post-closing adjustments	(2,369)
Total purchase price	$212,204
The excess purchase price over the fair value of National Pen's net assets was recorded as goodwill, which is primarily attributable to the value of their workforce, their manufacturing and marketing process and know-how, as well as synergies which include leveraging their scale-based sourcing channels, integrating into our mass customization platform, and supporting the development of their e-commerce platform. Goodwill has been attributed to the National Pen business unit reportable segment. Upon finalizing our valuation analysis, we expect to allocate a portion of goodwill to the Vistaprint business unit for certain synergies that are expected to be realized by the Vistaprint business unit as a result of the acquisition.
Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing our valuation analysis, including certain valuation assumptions and tax matters. The final determination may result in changes in the fair value of certain assets and liabilities as compared to our preliminary estimates, which are expected to be finalized prior to the end of fiscal 2017.

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,337	n/a
Accounts receivable, net	20,921	n/a
Inventory	19,854	n/a
Other current assets	12,454	n/a
Property, plant and equipment, net	29,472	n/a
Other non-current assets	1,133	n/a
Accounts payable	(12,546)	n/a
Accrued expenses	(17,967)	n/a
Other current liabilities	(1,016)
Deferred tax liabilities (1)	(28,645)	n/a
Long-term liabilities	(9,586)	n/a
Identifiable intangible assets:
Acquired intangible assets (2)	106,000	7-11
Goodwill	83,793	n/a
Total purchase price	$212,204
_____________________
(1) Calculated based on our preliminary estimates of fair value and subject to change.
(2) Acquired intangible assets include our preliminary estimates of fair value for customer relationships, trade name and developed technology assets and their related useful lives. We expect to finalize our analysis prior to the end of fiscal 2017, and as such these preliminary estimates may change.

National Pen Pro Forma Financial Information

National Pen has been included in our consolidated financial statements starting on its acquisition date. For the second quarter of fiscal 2017, the National Pen balance sheet and impact of the acquisition on our cash flow has been included in our consolidated financial statements. Due to the timing of the acquisition, there is no impact to our consolidated statement of operations, other than related transaction costs.

The following unaudited pro forma financial information presents our results as if the National Pen acquisition had occurred on July 1, 2015. The pro forma financial information for all periods presented adjusts for the effects of material business combination items, including estimated amortization of acquired intangible assets and transaction related costs. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	Six Months Ended December 31,
	2016	2015
Pro forma revenue	$1,176,924	$1,022,710
Pro forma net income attributable to Cimpress	8,599	74,307
We utilized proceeds from our credit facility in order to finance the acquisition. In connection with the acquisition, we incurred $1,505 in general and administrative expenses during the three and six months ended December 31, 2016, primarily related to legal, financial, and other professional services.

8. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment is as follows:

	Vistaprint business unit	Upload and Print business units	National Pen business unit	All Other business units	Total
Balance as of June 30, 2016	$121,752	$319,373	$—	$24,880	$466,005
Acquisitions (1)	—	—	83,793	—	83,793
Effect of currency translation adjustments (2)	(3,527)	(16,920)	—	(456)	(20,903)
Balance as of December 31, 2016	$118,225	$302,453	$83,793	$24,424	$528,895
_________________

(1) See Note 7 for additional details related to our acquisition of National Pen. Our purchase accounting is preliminary as of December 31, 2016, so we expect this goodwill amount will change as we finalize our analysis prior to the end of fiscal 2017. In conjunction with the finalization of our purchase accounting, we will allocate a portion of goodwill to the Vistaprint business unit as we expect certain synergies will be realized by the Vistaprint business unit as a result of the acquisition.
(2) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and six months ended December 31, 2016 was $9,879 and $20,092, respectively, compared to $9,588 and $19,302 for the prior comparative periods, respectively.
9. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2016	June 30, 2016
Compensation costs (1)	$43,488	$59,207
Income and indirect taxes (2)	66,784	39,802
Advertising costs	31,681	26,372
Shipping costs (3)	14,118	6,843
Interest payable	5,331	5,172
Purchases of property, plant and equipment	5,619	4,614
Production costs (3)	11,374	3,251
Sales returns	4,635	2,882
Professional costs	2,342	1,543
Other	38,560	29,301
Total accrued expenses (4)	$223,932	$178,987
_____________________
(1) The decrease in compensation costs is primarily due to payment of our fiscal 2016 bonus and long-term incentive program in the first quarter of fiscal 2017. Effective July 1, 2016, we transitioned the annual bonus program to be included in team members' base salary. These amounts are therefore paid on our typical payroll schedule.
(2) The increase in income and indirect taxes is primarily due to increased sales during the second quarter of fiscal 2017 which resulted in additional VAT across several of our locations, as well as an increase in income tax payable.
(3) The increase in shipping and production cost accruals is primarily due to increased sales during the second quarter of fiscal 2017 which is the result of increased seasonal volume, thus increasing shipping and third-party fulfillment costs.
(4) The increase in accrued expenses was also impacted by our acquisition of National Pen, resulting in an additional $17,967 of accruals as of December 31, 2016, which are included in each of the respective categories within the table.

Other current liabilities included the following:

	December 31, 2016	June 30, 2016
Current portion of lease financing obligation	$12,569	$12,569
Current portion of capital lease obligations	10,355	8,011
Other	1,310	2,055
Total other current liabilities	$24,234	$22,635
Other liabilities included the following:

	December 31, 2016	June 30, 2016
Contingent earn-out liability	$24,721	$3,146
Long-term capital lease obligations	26,622	21,318
Long-term derivative liabilities	1,962	10,949
Other	24,808	24,760
Total other liabilities	$78,113	$60,173
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
The remaining portion of the amount payable to the two majority selling shareholders in the WIRmachenDRUCK acquisition was not included as part of the purchase consideration as of the acquisition date as it was contingent upon their post-acquisition employment and planned to be recognized as expense through the required employment period. During the first quarter of fiscal 2017, in response to a statutory tax notice we amended the terms of the compensation portion of the arrangement with the two majority selling shareholders and we removed the post-acquisition employment requirement. As the arrangement was no longer contingent upon continued employment, we accelerated the recognition of the remaining unrecognized compensation expense, $7,034 of additional expense as of the amendment date, as part of general and administrative expense during the first quarter of fiscal 2017.
In addition, the estimated fair value of the contingent liability payable to all selling shareholders in the WIRmachenDRUCk acquisition increased, due to the recent business performance relative to performance targets and the time value impact within the Monte Carlo simulation model. We recognized $6,746 and $15,732 of additional expense for the fair value change during the three and six months ended December 31, 2016, respectively, as part of general and administrative expense. As of December 31, 2016, the total liability is $24,721, of which $21,697 relates to the majority shareholders and $3,024 relates to the minority shareholders, which is further discussed in Note 3.
10. Debt

	December 31, 2016	June 30, 2016
Senior secured credit facility	$599,683	$400,809
7.0% Senior unsecured notes due 2022	275,000	275,000
Other	7,968	10,088
Debt issuance costs and debt discounts	(6,538)	(7,386)
Total debt outstanding, net	876,113	678,511
Less short-term debt (1)	46,115	21,717
Long-term debt	$829,998	$656,794
_____________________
(1) Balances as of December 31, 2016 and June 30, 2016 are both inclusive of short-term debt issuance costs and debt discounts of $1,693 in both periods.

Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2016, we were in compliance with all financial and other covenants related to our debt.
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
Senior Secured Credit Facility
As of December 31, 2016, we have a senior secured credit facility of $822,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $132,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of December 31, 2016, the weighted-average interest rate on outstanding borrowings was 2.65%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of December 31, 2016.

Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of December 31, 2016 we had $7,968 outstanding for those obligations that are payable through September 2024.
11. Income Taxes

Income tax expense was $19,601 and $9,787 for the three and six months ended December 31, 2016, respectively, as compared to $6,148 and $9,327 for the prior periods. The increase in income tax expense is attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2017 as compared to fiscal 2016. We are forecasting a higher annual effective tax rate in fiscal 2017 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings including continued losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. We expect the acquisition of National Pen will have a favorable impact to income tax expense for fiscal 2017. During the three and six months ended December 31, 2016, we recognized a tax benefit of $425 and $4,614, respectively due to share based compensation as compared to $901 and $1,692 for the comparable prior periods. Additionally, income tax expense for the same prior periods in fiscal 2016 was reduced by $893 related to the extension of the fiscal 2015 US R&D credit.
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
As of December 31, 2016, we had a net liability for unrecognized tax benefits included in the balance sheet of $4,894, including accrued interest and penalties of $258. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. Of the total amount of unrecognized tax benefits, approximately $2,337 will reduce the effective tax rate if recognized. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $400 to $500 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2016 remain open for examination by the United States Internal Revenue Service and the years 2011 through 2016 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
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

Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of December 31, 2016, the redemption value is less than the carrying value, and therefore no adjustment is required.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% was considered a redeemable noncontrolling equity interest, as it was redeemable for cash based on financial results and was not solely within our control. During the quarter ended December 31, 2016, we purchased the remaining equity interest for €10,406 ($10,947 based on the exchange rate as of the redemption date).

    We previously owned a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the quarter ended December 31, 2016, we purchased the remaining 49% noncontrolling interest for $9,352. The purchase was recognized as an equity transaction, which resulted in the difference between the carrying value of the noncontrolling interest and purchase price, adjusted within additional paid-in capital.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 13. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2016	$65,301	$351
Capital contribution from noncontrolling interest	1,404	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (1)	372	—
Net loss attributable to noncontrolling interest	(1,312)	7
Purchase of noncontrolling interests	(20,299)	—
Foreign currency translation	(3,642)	(35)
Balance as of December 31, 2016	$41,824	$323

(1) During the quarter ended December 31, 2016, the Pixartprinting noncontrolling interest was purchased and the adjustment was recognized to adjust the carrying value to the redemption amount.

13. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of December 31, 2016, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We have call options with certain employee shareholders to increase our ownership in Printi incrementally over an eight-year period. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of December 31, 2016, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $5,998 and we have recognized $398 and $784 in general and administrative expense for the three and six months ended December 31, 2016, respectively, compared to $410 and $781 in the prior periods, respectively.
14. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of December 31, 2016 we have several operating segments under our management reporting structure which are reported in the following four reportable segments:

•
Vistaprint business unit - Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print business units - Includes the results of our druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, Tradeprint, and WIRmachenDRUCK branded businesses.

•	National Pen business unit - Includes the global operations of our National Pen branded businesses, which manufacture and market custom writing instruments and promotional products, apparel and gifts.

•
All Other business units - Includes the operations of our Albumprinter and Most of World business units and newly formed Corporate Solutions business unit. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. The Corporate Solutions business unit focuses on delivering volume and revenue via partnerships. These business units have been combined into one reportable segment based on materiality.

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
Revenue by segment is based on the business unit-specific websites through which the customer’s order was transacted. Due to the timing of our acquisition of National Pen on December 30, 2016, the National Pen business unit did not impact our statements of operations for the periods presented and has been excluded from the tables below.
The following tables set forth revenue, adjusted net operating profit by reportable segment, total income from operations and total income before taxes.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Vistaprint business unit	$379,414	$354,783	$664,836	$622,252
Upload and Print business units	152,388	93,277	284,345	169,815
All Other business units	45,049	48,214	71,383	79,955
Total revenue	$576,851	$496,274	$1,020,564	$872,022

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Adjusted net operating profit by segment:
Vistaprint business unit	$101,572	$115,734	$159,789	$180,196
Upload and Print business units	19,338	15,520	35,452	26,970
All Other business units	(1,968)	6,881	(11,577)	5,796
Total adjusted net operating profit by segment	118,942	138,135	183,664	212,962
Corporate and global functions	(68,463)	(54,592)	(132,400)	(106,540)
Acquisition-related amortization and depreciation	(10,019)	(9,655)	(20,232)	(19,437)
Earn-out related charges (1)	(7,010)	(3,413)	(23,257)	(3,702)
Share-based compensation related to investment consideration	(601)	(1,735)	(4,704)	(2,537)
Certain impairments (2)	—	(3,022)	—	(3,022)
Restructuring related charges	(1,100)	(110)	(1,100)	(381)
Interest expense for Waltham lease	1,956	2,001	3,926	2,351
Total income from operations	33,705	67,609	5,897	79,694
Other income, net	30,549	7,690	28,417	16,932
Interest expense, net	(9,631)	(10,160)	(19,535)	(18,286)
Income before income taxes	$54,623	$65,139	$14,779	$78,340
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Depreciation and amortization:
Vistaprint business unit	$14,813	$10,195	$26,086	$20,057
Upload and Print business units	13,398	10,519	27,508	20,549
All Other business units	3,655	4,921	7,259	9,970
Corporate and global functions	5,111	6,170	11,529	11,487
Total depreciation and amortization	$36,977	$31,805	$72,382	$62,063
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
United States	$223,510	$207,663	$411,465	$387,076
Non-United States (1)	353,341	288,611	609,099	484,946
Total revenue	$576,851	$496,274	$1,020,564	$872,022

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Physical printed products and other (2)	$562,233	$480,217	$990,947	$839,245
Digital products/services	14,618	16,057	29,617	32,777
Total revenue	$576,851	$496,274	$1,020,564	$872,022

___________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	December 31, 2016	June 30, 2016
Long-lived assets (3):
Netherlands	$94,834	$91,053
Canada	87,082	89,888
Switzerland	43,731	38,501
Italy	36,201	34,086
United States	51,010	32,977
France	22,055	24,561
Australia	22,583	24,358
Japan	19,950	23,213
Jamaica	22,004	22,604
Other	63,880	53,059
Total	$463,330	$434,300
___________________
(3) Excludes goodwill of $528,895 and $466,005, intangible assets, net of $292,591 and $216,970, the Waltham lease asset of $118,104 and $120,168, and deferred tax assets of $18,344 and $26,093 as of December 31, 2016 and June 30, 2016, respectively.
15. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 6. Total lease expense, net of sublease income for the three and six months ended December 31, 2016 was $4,021 and $6,292, respectively, and $2,747 and $6,849 for the three and six months ended December 31, 2015, respectively. The decrease in total lease expense during fiscal 2016 as compared to the prior comparable periods is due to the move to our Waltham, Massachusetts facility during the first quarter of fiscal 2016 and the treatment of the related lease similar to a capital lease, with cash payments allocated to depreciation expense and interest expense.
We also lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2016, is $35,882, net of accumulated depreciation of $22,465; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2016 amounts to $36,977.
Purchase Obligations
At December 31, 2016, we had unrecorded commitments under contract of $74,388, which were primarily composed of commitments for production and computer equipment purchases of approximately $28,717. Production and computer equipment purchases relates partially to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $5,000, professional and consulting fees of approximately $10,212, inventory purchase commitments of $2,819, commitments for advertising campaigns of $1,692, and other unrecorded purchase commitments of $25,948.

Other Obligations
We have an outstanding installment obligation of $8,027 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2016. Other obligations also includes a contingent earn-out liability for our recent WIRmachenDRUCK acquisition, based on the achievement of certain financial targets, payable at our option in cash or ordinary shares in fiscal 2018 of $24,721. Refer to Note 9 for additional discussion related to the contingent earn-out liability. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $2,434 in aggregate.
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

16. Subsequent Events

On January 23, 2017, the Supervisory Board of Cimpress N.V. approved a plan to restructure the company and implement organizational changes that will deeply decentralize the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, and improve the speed of execution.

We intend to transfer approximately 3,000 team members that are currently part of central teams into our business units. We also intend to reduce the scope of certain other roles and functions that are currently performed centrally, which would lead to the elimination of approximately 160 positions, or approximately 1.6 percent of our current workforce, and reduce planned hiring in targeted areas. As part of the changes, we intend to eliminate the positions of four Cimpress executive officers who, as a result, will leave the company.

We expect to complete the majority of the changes during the third quarter of fiscal year 2017. Certain of the planned actions are subject to mandatory consultations with employees, works councils and governmental authorities. We estimate that we will incur an aggregate pre-tax restructuring charge of approximately $28,000 to $31,000, which includes $22,000 to $25,000 of severance-related expense and approximately $6,000 of other restructuring charges. Of the total estimated restructuring charge, we expect approximately $19,000 to $21,000 of cash expenditures, of which the majority is expected to be paid by the end of fiscal year 2017, and approximately $9,000 to $10,000 of non-cash expenditures, consisting primarily of accelerated share-based compensation expense. The actual timing and costs of the plan may differ from our current expectations and estimates.

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
Executive Overview
Cimpress, the world leader in mass customization, is a technology driven company that aggregates, largely via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We fulfill those orders with manufacturing capabilities which include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products for customers on-demand. We bring our products to market through a portfolio of focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small- and medium-sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
As of December 31, 2016, we have several operating segments under our management reporting structure which are reported in the following four reportable segments: Vistaprint business unit, National Pen business unit, Upload and Print business units, and All Other business units. The Vistaprint business unit represents our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business. The National Pen business unit represents our newest acquisition, the leading manufacturer and marketer of customized writing instruments for small- and medium-sized businesses. The Upload and Print business units segment includes the druck.at, Exagroup, Easyflyer, Printdeal, Pixartprinting, Tradeprint, and WIRmachenDRUCK branded businesses. The All Other business units segment includes the operations of our Albumprinter and Most of World business units and Corporate Solutions business unit, which is focused on delivering volume and revenue via partnerships.
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit after tax (NOPAT) and cash flow from operations. A summary of these key financial metrics for the three and six months ended December 31, 2016 as compared to the three and six months ended December 31, 2015 are as follows:
Second Quarter 2017

•	Reported revenue increased by 16% to $576.9 million.

•	Consolidated constant-currency revenue increased by 18% and excluding acquisitions completed in the last four quarters increased by 8%.

•	Operating income decreased $33.9 million to $33.7 million.

•	Adjusted NOPAT decreased $31.9 million to $50.6 million.
Year to Date 2017

•	Reported revenue increased by 17% to $1,020.6 million.

•	Consolidated constant-currency revenue increased by 18% and excluding acquisitions completed in the last four quarters increased by 7%.

•	Operating income decreased $73.8 million to $5.9 million.

•	Adjusted NOPAT decreased $53.0 million to $45.9 million.

•	Cash provided by operating activities decreased $47.7 million to $114.7 million.
For the quarter and year-to-date results, the increase in reported revenue growth was primarily due to the addition of the revenue of our recently acquired WIRmachenDRUCK brand, as well as continued growth in the Vistaprint business unit and Upload and Print businesses acquired more than twelve months prior.
The decrease in operating income for the three and six months ended December 31, 2016 was negatively impacted by the following items:

•	Increased organic investments, which include costs that impact our gross margin, including shipping price reductions, expanded design services, and new product introduction;

•
Increased temporary labor costs at our Canadian production facility during the peak holiday season, as well as increased third-party fulfillment and shipping costs due to production inefficiencies, which negatively impacted gross margin by approximately 200 basis points in the aggregate;

•	Increased investments in our mass customization platform and expansion of production and information technology capabilities;

•	Declines from the termination of two partner contracts, within our Albumprinter and Corporate Solutions businesses;

•	Increased share-based compensation during the current periods, primarily driven by our new long-term incentive program;

•	Significant acquisition-related expense associated with our WIRmachenDRUCK contingent earn-out arrangement; and

•	Fluctuations in currency rates, which we hedge with derivative currency contracts, but do not apply hedge accounting and recognize the offsetting impact below the line within other income.
The decrease in adjusted NOPAT (a non-GAAP financial measure) was also negatively impacted by the items described above, with the exception of the expense associated with our WIRmachenDRUCK contingent earn-out arrangement, of which, the expense is excluded from adjusted NOPAT, and the impact of our derivative currency contracts for which we do not apply hedge accounting and any realized gains are included in adjusted NOPAT.
On January 25, 2017, we announced a plan to restructure the company and implement organizational changes that will deeply decentralize the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, improve the speed of execution.
We intend to eliminate approximately 160 positions, and reduce planned hiring in targeted areas, subject to mandatory consultations with employees, work councils and governmental authorities. During the third quarter of fiscal 2017, we expect to complete the majority of the planned changes, and we estimate an aggregate pre-tax restructuring charge of approximately $28 million to $31 million, which includes $22 million to $25 million of severance-related expense and approximately $6 million of other restructuring charges. Once the actions are complete, we expect to realize net operating expense savings as a result of these targeted reductions in headcount starting in fiscal 2018.
Results of Operations
The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
As a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.0%	39.8%	48.1%	40.7%
Technology and development expense	10.3%	10.5%	11.9%	11.8%
Marketing and selling expense	27.4%	28.7%	29.1%	30.4%
General and administrative expense	8.5%	7.4%	10.3%	8.0%
Income from operations	5.8%	13.6%	0.6%	9.1%
Other income, net	5.3%	1.5%	2.8%	1.9%
Interest expense, net	(1.7)%	(2.0)%	(1.9)%	(2.1)%
Income before income taxes	9.5%	13.1%	1.5%	8.9%
Income tax provision	3.4%	1.2%	1.0%	1.0%
Net income	6.1%	11.9%	0.5%	7.9%
Add: Net loss attributable to noncontrolling interest	—%	0.1%	0.1%	0.1%
Net income attributable to Cimpress N.V.	6.1%	12.0%	0.6%	8.0%

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Revenue	$576,851	$496,274	16%	$1,020,564	$872,022	17%
Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue by reportable segment for the three and six months ended December 31, 2016 is shown in the following tables. Due to the timing of our acquisition of National Pen on December 30, 2016, the National Pen business unit did not impact our statements of operations for the periods presented and has been excluded from the tables below. The first and second quarter of fiscal 2016 includes the impact of Tradeprint and Alcione from their respective acquisition dates in our Upload and Print business units segment:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2016	2015	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$379,414	$354,783	7%	2%	9%	—%	9%
Upload and Print business units (3)	152,388	93,277	63%	3%	66%	(55)%	11%
All Other business units	45,049	48,214	(7)%	—%	(7)%	—%	(7)%
Total revenue	$576,851	$496,274	16%	2%	18%	(10)%	8%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2016	2015	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$664,836	$622,252	7%	2%	9%	—%	9%
Upload and Print business units (3)	284,345	169,815	67%	2%	69%	(57)%	12%
All Other business units	71,383	79,955	(11)%	(1)%	(12)%	—%	(12)%
Total revenue	$1,020,564	$872,022	17%	1%	18%	(11)%	7%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal 2016 acquisitions is excluded from fiscal 2016 revenue growth. For example, revenue from Tradeprint, which we acquired in Q1 2016, is excluded from Q1 2017 revenue growth since there are no full quarter results in the comparable period, but revenue from Tradeprint is included in Q2 2017 revenue growth.
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
Vistaprint business unit
Reported revenue for the three and six months ended December 31, 2016 increased 7% for both periods, to $379.4 million and $664.8 million, respectively, as compared to the three and six months ended December 31,

2015. Our reported revenue growth was negatively affected by currency impacts during both the three and six months ended December 31, 2016 of 2%. The Vistaprint business unit constant-currency growth of 9% for both periods was primarily due to repeat customer bookings growth, in addition to growth in new customer count and order value. Performance continues to be stronger in the North American and Australian markets, with improving results in certain European markets. Revenue from our focus product categories including signage, marketing materials and promotional products and apparel is growing faster than the overall segment. We also experienced growth from our seasonal holiday product offerings, which includes holiday cards, calendars and gifts. In addition, some of our customer value proposition efforts, including our continued roll-out of shipping price reductions, have created revenue headwinds in certain markets, including the United Kingdom, Germany and France.
Upload and Print business units
Reported revenue for the three and six months ended December 31, 2016 increased to $152.4 million and $284.3 million, respectively, from $93.3 million and $169.8 million in the prior comparable periods. Our reported revenue growth was negatively affected by currency impacts during the three and six months ended December 31, 2016 of 3% and 2%, respectively. The Upload and Print business units constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 11% and 12%, respectively, for the three and six months ended December 31, 2016, primarily driven by continued growth from our Pixartprinting, Printdeal and Exagroup brands. Our growth in constant currency revenue excluding recent acquisitions has moderated as we passed the anniversary of some of the slower-growing acquisitions, and we also have seen some moderation in the growth rates of prior-year acquisitions.
All Other business units
Reported revenue for the three and six months ended December 31, 2016 decreased 7% and 11% to $45.0 million and $71.4 million, respectively, as compared to the prior comparable periods. Our reported revenue was positively affected by currency impacts during the six months ended December 31, 2016 of 1% and currency had a negligible impact on the reported revenue for the three months ended December 31, 2016. The All Other business units constant-currency revenue decline of 7% and 12%, respectively, for the three and six months ended December 31, 2016 was primarily due to the termination of certain partner contracts in both our Corporate Solutions and Albumprinter businesses. These declines were partially offset by growth in Albumprinter's direct to consumer business and Corporate Solutions new lines of business, as well as growth in our Most of World portfolio which continues to grow off a relatively small base.
The following table summarizes our comparative operating expenses for the periods:

In thousands

	Three Months Ended December 31,			Six Months Ended December 31,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Cost of revenue	$277,027	$197,571	40%	$490,758	$354,855	38%
% of revenue	48.0%	39.8%		48.1%	40.7%
Technology and development expense	$59,252	$51,880	14%	$121,330	$102,966	18%
% of revenue	10.3%	10.5%		11.9%	11.8%
Marketing and selling expense	$157,825	$142,671	11%	$297,176	$264,806	12%
% of revenue	27.4%	28.7%		29.1%	30.4%
General and administrative expense	$49,042	$36,543	34%	$105,403	$69,701	51%
% of revenue	8.5%	7.4%		10.3%	8.0%
Cost of revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the three and six months ended December 31, 2016, as the operations within the Upload and Print business units have, as a percent of revenue, higher cost of revenue than our traditional business and are growing faster; however, these companies also have lower marketing, selling and operating costs as a percent of revenue. During the three months ended December 31, 2016, currency was also materially unfavorable to cost of revenue as a percent of revenue, although favorable to cost of revenue itself.
Vistaprint business unit
The Vistaprint business unit cost of revenue increased to $145.2 million for the three months ended December 31, 2016, from $112.4 million in the prior comparative period. The increase was primarily due to increased costs associated with production volume and product mix of $15.0 million. The remainder of the increase totaling $15.2 million is primarily from higher production and shipping costs connected to the following: (1) production inefficiencies resulting from higher temporary labor costs at our Canadian production facility which caused us to quickly turn to more expensive third-party fulfillers and use more expedited shipping during the peak holiday season, and (2) planned investments, including expanded design services, new product introduction, and shipping price reductions that also result in higher shipping costs. Additionally, during the prior comparative period, we recognized $2.0 million of insurance recoveries, which reduced cost of revenue and did not recur during the current period.
The Vistaprint business unit cost of revenue increased to $248.7 million for the six months ended December 31, 2016, from $203.6 million in the prior comparative period. In addition to the items described above, the first quarter of fiscal 2017 recognized costs due to increases in product volume and product mix of $11.6 million, as well as the aggregate additional costs related to currency, productivity and efficiency losses of $0.7 million.
Upload and Print business units
The Upload and Print business units cost of revenue increased to $108.8 million and $203.7 million for the three and six months ended December 31, 2016, respectively, from $60.4 million and $111.2 million for the prior comparable periods primarily due to incremental manufacturing costs for the operations acquired in fiscal 2016. The remaining increase is primarily due to increased manufacturing costs from our Pixartprinting, Printdeal and Exagroup brands, due to increases in revenue.
All Other business units
The All Other business units cost of revenue decreased to $20.3 million and $34.4 million for the three and six months ended December 31, 2016, respectively, from $20.5 million and $35.2 million during the prior comparable periods, primarily due to reductions in partner-related revenue.
Corporate and global functions
During the three and six months ended December 31, 2016 we had cost of revenue that was not allocated to our business units for management reporting of $2.7 million and $4.0 million, respectively, compared to $4.3 million and $4.9 million, respectively, in the prior comparative periods. The costs primarily relate to certain start-up costs related to new product introductions and manufacturing technologies.
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
The growth in our technology and development expenses of $7.4 million and $18.4 million for the three and six months ended December 31, 2016, respectively, as compared to the prior comparative periods was due to increased payroll, share-based compensation and facility-related costs of $3.7 million and $11.4 million, respectively, as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to the continued development of our software-based mass customization platform as well as the enhancement of existing capabilities and expansion of product selection. Technology infrastructure-related costs increased by $2.2 million and $5.2 million, respectively, primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. Depreciation and amortization expense increased by $2.0 million and $2.7 million, respectively, primarily due to expense related to our fiscal 2016 acquisitions. For the three and six months ended December 31, 2016, other expenses increased $0.9 million for both periods, which primarily consisted of increased consulting services and travel and training costs. During the three and six months ended December 31, 2016, we had higher net capitalization of software costs of $1.4 million and $1.8 million, respectively, due to an increase in costs that qualified for capitalization during the current quarter.
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
    Our marketing and selling expenses increased by $15.2 million and $32.4 million during the three and six months ended December 31, 2016, respectively, as compared to the prior comparative periods primarily due to increased advertising expense of $9.2 million and $17.3 million, respectively, as a result of additional advertising spend in the Vistaprint business unit. Our payroll and facility-related costs, inclusive of share-based compensation, increased $3.2 million and $9.3 million, respectively, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint business unit customer service resources in order to provide higher value services to our customers. Payment processing and third-party services were $0.3 million and $2.1 million, respectively, higher than the prior periods, primarily due to increased order volumes. Other marketing and selling costs increased by $2.5 million and $3.7 million, respectively, primarily due to increased market research, television creative costs and travel and training costs.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, and human resources.
During the three and six months ended December 31, 2016 our general and administrative expenses increased by $12.5 million and $35.7 million, respectively, as compared to the prior comparative periods. The increase in the three and six months ended December 31, 2016 was primarily driven by $6.7 million and $22.7 million, respectively, of expense for the contingent earn-out arrangement related to our fiscal 2016 acquisition of WIRmachenDRUCK. Payroll, share-based compensation and facility-related costs increased by $4.8 million and $13.2 million, respectively, as compared to the prior comparative periods, primarily due to an increase in share-based compensation resulting form our new long-term incentive program, as well as expense for the acceleration of vesting terms of certain restricted share awards associated with the acquisition of Tradeprint during our first quarter. During the quarter we recognized increased professional fees of $2.1 million as compared to the prior period, primarily related to our acquisition of National Pen and our recently announced corporate restructuring plan. These cost increases were partially offset by lower other general and administrative costs which decreased by $1.1 million and $0.2 million, respectively, primarily related to lower travel, training and recruiting costs.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Gains on derivatives not designated as hedging instruments	$13,477	$3,186	$13,554	$5,553
Currency-related gains, net	14,988	2,473	12,022	7,507
Other gains	2,084	2,031	2,841	3,872
Total other income, net	$30,549	$7,690	$28,417	$16,932
During the three and six months ended December 31, 2016, we recognized net gains of $30.5 million and $28.4 million, respectively, as compared to net gains of $7.7 million and $16.9 million, respectively, during the prior comparable periods. The increase primarily relates to the currency exchange rate volatility of our intercompany transactional and financing activities, as we have significant non-functional currency intercompany relationships resulting in a net gains of $15.0 million and $12.0 million, respectively during the three and six months ended December 31, 2016, as compared to a net gains of $2.5 million and $7.5 million, respectively, during the prior comparative periods.
In addition, we recognized net gains of $13.5 million and $13.6 million on our currency forward contracts not designated as hedging instruments during the three and six months ended December 31, 2016, respectively, as compared to $3.2 million and $5.6 million, respectively, during the prior comparable periods. We expect this type of volatility to continue in future periods as we do not currently apply hedge accounting for most of our currency forward contracts.
During the three and six months ended December 31, 2016, other gains of $2.1 million and $2.8 million, respectively, consisted primarily of gains related the sale of marketable securities. During the prior period, we recognized gains primarily related to insurance recoveries of $1.5 million and $3.1 million, respectively.
Interest expense, net
Interest expense, net was $9.6 million and $19.5 million for the three and six months ended December 31, 2016, respectively, and $10.2 million and $18.3 million, respectively, for the three and six months ended December 31, 2015. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swaps. We expect interest expense to increase in future periods relative to historical trends as a result of increased borrowing levels on our senior secured credit facility and increased capital lease obligations for machinery and equipment and if interest rates increase.
Income tax provision

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Income tax provision	$19,601	$6,148	$9,787	$9,327
Effective tax rate	35.9%	9.4%	66.2%	11.9%
Income tax provision was $19.6 million and $9.8 million for the three and six months ended December 31, 2016, respectively, as compared to $6.1 million and $9.3 million, respectively, in the prior year periods. The increase in income tax expense is attributable to a higher consolidated annual effective tax rate forecasted for fiscal 2017 as compared to fiscal 2016. We are forecasting a higher annual effective tax rate in fiscal 2017 due to an expected decrease to, and less favorable geographical mix of, consolidated pre-tax earnings including continued losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. We expect the acquisition of National Pen will have a favorable impact to income tax expense for fiscal 2017. In addition, during three and six months ended December 31, 2016, we recognized a tax benefit of $0.4 million and $4.6 million due to share-based compensation as compared to $0.9 million and $1.7 million for the same prior year period.

Segment profitability
Our primary metric used to measure segment financial performance is adjusted net operating profit which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges. For the three and six months ended December 31, 2016, the Vistaprint business unit adjusted net operating profit decreased by $14.2 million and $20.4 million, respectively, as compared to the prior periods. Incremental profit from revenue growth was offset by planned increased investments including $3.0 million and $7.9 million, respectively, from reductions in customer shipping prices, as well as new product introduction and increased design services during the three and six months ended December 31, 2016. In addition, gross margin was negatively impacted due to production inefficiencies resulting from higher temporary labor costs at our Canadian production facility which caused us to quickly turn to more expensive third-party fulfillers and use more expedited shipping during the peak holiday season. The Upload and Print business units adjusted net operating profit increased by $3.8 million and $8.5 million, respectively, for the three and six months ended December 31, 2016 primarily due to the addition of aggregate adjusted net operating profit from the brands we acquired during fiscal 2016, as well as increased profits from earlier acquisitions, partially offset by strategic investments made in oversight, technology and marketing. Our All Other business units adjusted net operating profit decreased by $8.8 million and $17.4 million, respectively, primarily due to the reduction in partner related profits of $5.8 million and $11.5 million respectively, as well as increased investment in our Corporate Solutions business during the three and six months ended December 31, 2016.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Six Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$114,659	$162,315
Net cash used in investing activities	(254,701)	(79,211)
Net cash provided by (used in) financing activities	116,255	(111,270)
At December 31, 2016, we had $49.6 million of cash and cash equivalents and $882.7 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $27.8 million during the six months ended December 31, 2016. During the six months ended December 31, 2016 we implemented a cash pooling program for certain of our European bank accounts and expect to maintain a lower consolidated cash balance on a prospective basis as we leverage the benefits of the new program. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the six months ended December 31, 2016 related primarily to the following items:
Cash inflows:

•	Net income of $5.0 million;

•
Adjustments for non-cash items of $84.4 million primarily related to positive adjustments for depreciation and amortization of $72.4 million, share-based compensation costs of $22.8 million, the change of our contingent earn-out liability of $22.8 million and unrealized currency-related gains of $17.8 million, offset by negative adjustments for non-cash tax related items of $17.5 million;

•	Proceeds of debt of $199.2 million, net of payments;

•
Changes in working capital balances of $27.5 million primarily driven by improved management of accounts payable and accrued expenses and increased seasonal volume for marketing and shipping costs that have not yet been paid; and

•	Proceeds from the sale of available-for sale securities of $6.3 million.

Cash outflows:

•	Payments for acquisitions, net of cash acquired, of $206.8 million;

•	Purchases of our ordinary shares of $50.0 million;

•
Capital expenditures of $36.3 million of which $19.4 million were related to the purchase of manufacturing and automation equipment for our production facilities, $3.3 million were related to the purchase of land, facilities and leasehold improvements, and $13.6 million were related to computer and office equipment;

•	Purchase of noncontrolling interests of $20.2 million;

•	Internal costs for software and website development that we have capitalized of $19.1 million;

•	Payments of withholding taxes in connection with share awards of $8.9 million; and

•	Payments for capital lease arrangements of $6.8 million.
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2016, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of December 31, 2016, a significant portion of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $24.8 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of December 31, 2016, we have aggregate loan commitments from our senior secured credit facility totaling $822.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $132.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2016, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

December 31, 2016
Maximum aggregate available for borrowing	$822,000
Outstanding borrowings of senior secured credit facilities	(599,683)
Remaining amount	222,317
Limitations to borrowing due to debt covenants and other obligations (1)	(1,601)
Amount available for borrowing as of December 31, 2016 (2)	$220,716
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of December 31, 2016, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of December 31, 2016 we had $8.0 million outstanding for those obligations that are payable through September 2024.
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

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at December 31, 2016 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$40,058	$8,353	$13,443	$10,371	$7,891
Build-to-suit lease	115,535	12,569	25,139	25,139	52,688
Purchase commitments	74,388	65,102	9,286	—	—
Senior unsecured notes and interest payments	380,875	19,250	38,500	38,500	284,625
Other debt and interest payments	653,737	64,221	583,699	3,375	2,442
Capital leases	37,996	11,723	16,783	5,697	3,793
Other	35,182	3,180	32,002	—	—
Total (1)	$1,337,771	$184,398	$718,852	$83,082	$351,439
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.9 million as of December 31, 2016 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 11 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $40.1 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and a letter of credit in the amount of $4.0 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At December 31, 2016, we had unrecorded commitments under contract of $74.4 million, which were primarily composed of commitments for production and computer equipment purchases of approximately $28.7 million. Production and computer equipment purchases relates primarily to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $5.0 million, professional and consulting fees of approximately $10.2 million, inventory purchase commitments of $2.8 million, commitments for advertising campaigns of $1.7 million, and other unrecorded purchase commitments of $25.9 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. The term loans of $132.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $467.7 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of December 31, 2016 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we assumed term loan debt as part of certain of our fiscal 2015 acquisitions, and as of December 31, 2016 we had $8.0 million outstanding for those obligations that have repayments due on various dates through September 2024.

Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2016, is $35.9 million, net of accumulated depreciation of $22.5 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2016 amounts to $37.0 million.
Other Obligations. Other obligations include an installment obligation of $8.0 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2016. Other obligations also includes the fair value of the contingent earn-out liability related to the WIRmachenDRUCK acquisition of $24.7 million. The WIRmachenDRUCK earn-out is payable at our option in cash or ordinary shares, based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $2.4 million, in aggregate.
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

The table below sets forth operating income and adjusted net operating profit after tax for each of the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
GAAP operating income	$33,705	$67,609	$5,897	$79,694
Less: Cash taxes attributable to current period (see below)	(6,704)	(4,362)	(14,123)	(11,195)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	10,019	9,655	20,232	19,437
Earn-out related charges (1)	7,010	3,413	23,257	3,702
Share-based compensation related to investment consideration	601	1,735	4,704	2,537
Certain impairments (2)	—	3,022	—	3,022
Restructuring related charges	1,100	110	1,100	381
Less: Interest expense associated with Waltham lease	(1,956)	(2,001)	(3,926)	(2,351)
Include: Realized gains on currency forward contracts not included in operating income	6,839	3,319	8,727	3,635
Adjusted NOPAT	$50,614	$82,500	$45,868	$98,862

Cash taxes paid in the current period	$11,754	$6,036	$20,309	$10,745
Less: cash taxes paid and related to prior periods	(5,097)	(2,463)	(9,324)	(2,104)
Plus: cash taxes attributable to the current period but not yet paid	528	718	178	1,639
Plus: cash impact of excess tax benefit on equity awards attributable to current period	342	936	4,606	2,645
Less: installment payment related to the transfer of intellectual property in a prior year	(823)	(865)	(1,646)	(1,730)
Cash taxes attributable to current period	$6,704	$4,362	$14,123	$11,195
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
As of December 31, 2016, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2016, we had $599.7 million of variable rate debt and $8.0 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of December 31, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.5 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:

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

Our most significant net currency exposures by volume are in the Euro and British Pound. Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent EBITDA in order to protect our debt covenants. Since EBITDA excludes non-cash items such as depreciation and amortization that are included in net income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $24.0 million and $31.9 million on our income before taxes for the three months ended December 31, 2016 and 2015, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If our strategy is not successful, or if there is a market perception that our strategy is not successful, then our revenue, earnings, and value may not grow as anticipated or may decline, we may not be profitable, our cash flow may be negatively impacted, our reputation and brands may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.

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
A key component of our strategy is the development of a mass customization platform that acts as an interface between fulfillers (owned and third party production facilities) and merchants (our own business units and brands, as well as third parties). The process of developing new technology is complex, costly, and uncertain, and the development effort could be disruptive to our business and existing systems. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our mass customization platform will be successful and make us more effective and competitive. As a result, there can be no assurance that we will successfully complete the development of the platform or that we will realize expected returns on the capital expended to develop the platform.
In addition, we are aware that other companies are developing platforms that could compete with ours. If a competitor were to develop and reach scale with a platform before we do, our competitive position could be harmed.
Our global operations, decentralized organizational structure, and expansion place a significant strain on our management, employees, facilities, and other resources and subject us to additional risks.

We are a global company with production facilities, offices, and localized websites in multiple countries across six continents, and we are increasingly decentralizing our organizational structure and operations. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions and markets in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	our failure to improve and adapt our financial and operational controls to manage our increasingly decentralized business and comply with our legal obligations;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners;

•	our failure to properly understand and develop graphic design content and product formats and attributes appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries or in some sales channels and markets;

•	difficulty expatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

There is considerable uncertainty about the economic and regulatory effects of the June 23, 2016 referendum in which United Kingdom voters approved an exit from the European Union (commonly referred to as "Brexit"). The UK is one of our largest markets in Europe, but we currently ship products to UK customers primarily from continental Europe. If Brexit results in greater restrictions on imports and exports between the UK and the EU or increased regulatory complexity, then our operations and financial results could be negatively impacted.

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

Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. Our operating income during the second fiscal quarter represented more than 60% of annual operating income in the years ended June 30, 2016, 2015, and 2014. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Demand for our products and services is sensitive to price for almost all of our brands, and changes in our pricing strategies have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenues, profitability, and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

Failure to protect our information systems and the confidential information of our customers, employees, and business partners against security breaches or thefts could damage our reputation and brands, subject us to litigation and enforcement actions, and substantially harm our business and results of operations.

Our business involves the receipt, storage, and transmission of customers' personal and payment card information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. Our information systems and those of third parties with which we share information are vulnerable to an increasing threat of cyber security risks, including physical and electronic break-ins, computer viruses, and phishing and other social engineering scams, among other risks. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information, and we or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

•	damage our reputation and brands;

•	expose us to losses, litigation, enforcement actions, and possible liability;

•	result in a failure to comply with legal and industry privacy regulations and standards;

•	lead to the misuse of our and our customers' confidential or personal information; or

•	cause interruptions in our operations.

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

As of December 31, 2016, our total debt was $882.7 million, made up of $275.0 million of senior notes, $599.7 million of loan obligations under our credit facility and $8.0 million of other debt. We had unused commitments of $220.7 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2016, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.5 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Border controls and duties and restrictions on cross-border commerce may impede our shipments across country borders.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries. For example, we produce most physical products for our United States customers at our facility in Ontario, Canada and have occasionally experienced delays shipping from Canada into the United States. If we experience difficulty or delays shipping products into the United States or other key markets, or are prevented from doing so, or if our costs and expenses materially increased, our business and results of operations could be harmed.
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

The failure of our business partners to use legal and ethical business practices could negatively impact our business.

We contract with multiple business partners in an increasing number of jurisdictions worldwide, including sourcing the raw materials for the products we sell from an expanding number of suppliers and contracting with third-party merchants and manufacturers for the placement and fulfillment of customer orders. Although we require our suppliers, fulfillers, and merchants to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, we cannot control their business practices, and we may not be able to adequately vet, monitor, and audit our many business partners (or their suppliers) throughout the world. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

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

In some of the jurisdictions where we sell products and services, we do not collect or have imposed upon us sales, value added or other consumption taxes, which we refer to as indirect taxes. The application of indirect taxes to e-commerce businesses such as Cimpress is a complex and evolving issue, and in many cases, it is not clear how existing tax statutes apply to the Internet or e-commerce. For example, some state governments in the United States have imposed or are seeking to impose indirect taxes on Internet sales. If a government entity claims that we should have been collecting indirect taxes on the sale of our products in a jurisdiction where we have not been doing so, then we could incur substantial tax liabilities for past sales.

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

Subject to specified exceptions, Dutch law requires shareholder approval for many corporate actions, such as the approval of dividends, authorization to issue new shares or purchase outstanding shares, and corporate acquisitions of a certain size. Situations may arise where the flexibility to issue shares, pay dividends, purchase shares, acquire other companies, or take other corporate actions without a shareholder vote would be beneficial to us, but is not available under Dutch law.

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

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power of a non-U.S. corporation, or “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation,” or “CFC,” for an uninterrupted period of 30 days or more during a taxable year, then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income,” even if the "subpart F income" is not distributed. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC for an uninterrupted period of 30 days or more, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax purposes its pro rata share of our "subpart F income," even if the subpart F income is not distributed by us. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC in future years.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2016, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 17, 2017, and we may suspend or discontinue the repurchase program at any time. The following table outlines the purchase of our ordinary shares during the three months ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
October 1, 2016 through October 31, 2016	—	$—	—	6,300,000
November 1, 2016 through November 30, 2016	593,763	84.22	593,763	5,706,237
December 1, 2016 through December 31, 2016	—	—	—	5,706,237
Total	593,763	$84.22	593,763	5,706,237

(1) Average price paid per share includes commissions paid.
Item 6. Exhibits
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 30, 2017                       Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
2.1
Purchase Agreement dated December 9, 2016 among Cimpress USA Incorporated, National Pen Holdings, LLC, National Pen Blocker Holdings, L.P., National Pen Co. LLC, and National Pen Blocker Corp. is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2016

10.1*	Summary of Compensatory Arrangement with Members of the Supervisory Board dated November 2016
10.2*	Form of Performance Share Unit Agreement for Supervisory Board members under our 2016 Performance Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
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