Form 10-Q
period 2017-03-31
CIMPRESS N.V.
filed 2017-04-27
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_________________________________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 21, 2017, there were 31,145,120 of Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$43,467	$77,426
Marketable securities	—	7,893
Accounts receivable, net of allowances of $2,253 and $490, respectively	51,426	32,327
Inventory	44,661	18,125
Prepaid expenses and other current assets	77,240	64,997
Total current assets	216,794	200,768
Property, plant and equipment, net	513,148	493,163
Software and web site development costs, net	47,711	35,212
Deferred tax assets	34,248	26,093
Goodwill	516,013	466,005
Intangible assets, net	280,133	216,970
Other assets	29,860	25,658
Total assets	$1,637,907	$1,463,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$110,339	$86,682
Accrued expenses	201,213	178,987
Deferred revenue	32,802	25,842
Short-term debt	31,216	21,717
Other current liabilities	53,900	22,635
Total current liabilities	429,470	335,863
Deferred tax liabilities	56,047	69,430
Lease financing obligation	107,540	110,232
Long-term debt	860,237	656,794
Other liabilities	57,284	60,173
Total liabilities	1,510,578	1,232,492
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	42,604	65,301
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,142,576 and 31,536,732 shares outstanding, respectively	615	615
Treasury shares, at cost, 12,938,051 and 12,543,895 shares, respectively	(597,000)	(548,549)
Additional paid-in capital	358,170	335,192
Retained earnings	449,477	486,482
Accumulated other comprehensive loss	(126,858)	(108,015)
Total shareholders’ equity attributable to Cimpress N.V.	84,404	165,725
Noncontrolling interests (Note 11)	321	351
Total shareholders' equity	84,725	166,076
Total liabilities, noncontrolling interests and shareholders’ equity	$1,637,907	$1,463,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$550,585	$436,817	$1,571,149	$1,308,839
Cost of revenue (1)	268,482	196,911	757,898	551,543
Technology and development expense (1)	63,236	54,597	178,528	152,534
Marketing and selling expense (1)	167,284	124,655	451,310	374,795
General and administrative expense (1)	45,730	36,532	150,471	106,468
Amortization of acquired intangible assets	13,450	10,812	33,542	30,114
Restructuring expense (1)	24,790	—	25,890	381
Impairment of goodwill and acquired intangible assets	9,556	30,841	9,556	30,841
(Loss) income from operations	(41,943)	(17,531)	(36,046)	62,163
Other (expense) income, net	(6,582)	(9,003)	21,835	7,929
Interest expense, net	(11,584)	(10,091)	(31,119)	(28,377)
(Loss) income before income taxes	(60,109)	(36,625)	(45,330)	41,715
Income tax (benefit) provision	(17,431)	(854)	(7,644)	8,473
Net (loss) income	(42,678)	(35,771)	(37,686)	33,242
Add: Net loss (income) attributable to noncontrolling interest	(256)	3,100	677	4,177
Net (loss) income attributable to Cimpress N.V.	$(42,934)	$(32,671)	$(37,009)	$37,419
Basic net (loss) income per share attributable to Cimpress N.V.	$(1.38)	$(1.04)	$(1.18)	$1.18
Diluted net (loss) income per share attributable to Cimpress N.V.	$(1.38)	$(1.04)	$(1.18)	$1.13
Weighted average shares outstanding — basic	31,103,388	31,343,711	31,323,451	31,734,226
Weighted average shares outstanding — diluted	31,103,388	31,343,711	31,323,451	33,065,970
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of revenue	$91	$3	$209	$57
Technology and development expense	1,123	1,606	6,566	4,358
Marketing and selling expense	1,242	387	3,542	1,223
General and administrative expense	4,084	3,957	19,071	12,571
Restructuring expense	6,257	—	6,257	—

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net (loss) income	$(42,678)	$(35,771)	$(37,686)	$33,242
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss), net of hedges	14,884	27,563	(23,086)	3,426
Net unrealized (loss) gain on derivative instruments designated and qualifying as cash flow hedges	(426)	(4,820)	7,049	(5,282)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	895	3,160	(4,698)	3,600
Unrealized (loss) gain on available-for-sale-securities	—	27	(5,756)	(1,063)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income for realized gains on available-for-sale securities	—	—	2,268	—
Gain on pension benefit obligation, net	2,185	811	2,221	900
Comprehensive (loss) income	(25,140)	(9,030)	(59,688)	34,823
Add: Comprehensive (income) loss attributable to noncontrolling interests	(778)	653	3,847	2,641
Total comprehensive (loss) income attributable to Cimpress N.V.	$(25,918)	$(8,377)	$(55,841)	$37,464
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(37,686)	$33,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	115,784	96,517
Impairment of goodwill and acquired intangible assets	9,556	30,841
Share-based compensation expense	35,645	18,153
Deferred taxes	(37,849)	(11,181)
Abandonment of long-lived assets	1,730	9,763
Change in contingent earn-out liability	27,364	—
Gain on sale of available-for-sale securities	(2,268)	—
Unrealized loss on derivatives not designated as hedging instruments included in net (loss) income	839	979
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(7,215)	(3,172)
Other non-cash items	2,393	2,795
Gain on proceeds from insurance	—	(3,136)
Changes in operating assets and liabilities:
Accounts receivable	3,434	2,370
Inventory	(7,136)	(1,316)
Prepaid expenses and other assets	2,389	(4,269)
Accounts payable	9,908	12,496
Accrued expenses and other liabilities	6,756	11,136
Net cash provided by operating activities	123,644	195,218
Investing activities
Purchases of property, plant and equipment	(56,916)	(62,641)
Business acquisitions, net of cash acquired	(204,875)	(162,440)
Purchases of intangible assets	(110)	(453)
Capitalization of software and website development costs	(28,678)	(18,184)
Proceeds from sale of available-for-sale securities	6,346	—
Proceeds from the sale of assets	4,231	—
Proceeds from insurance related to investing activities	—	3,624
Other investing activities	2,496	775
Net cash used in investing activities	(277,506)	(239,319)
Financing activities
Proceeds from borrowings of debt	612,004	516,008
Payments of debt and debt issuance costs	(398,282)	(332,191)
Payment of purchase consideration included in acquisition-date fair value	(539)	(4,350)
Payments of withholding taxes in connection with equity awards	(10,816)	(5,768)
Payments of capital lease obligations	(12,029)	(10,137)
Purchase of ordinary shares	(50,008)	(153,467)
Purchase of noncontrolling interests	(20,230)	—
Proceeds from issuance of ordinary shares	331	3,379
Capital contribution from noncontrolling interest	1,404	5,141
Other financing activities	1,281	(303)
Net cash provided by financing activities	123,116	18,312
Effect of exchange rate changes on cash	(3,213)	(1,069)
Net decrease in cash and cash equivalents	(33,959)	(26,858)
Cash and cash equivalents at beginning of period	77,426	103,584
Cash and cash equivalents at end of period	$43,467	$76,726

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,430	$22,882
Income taxes	35,967	11,089
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$—	$19,264
Property and equipment acquired under capital leases	12,099	7,244
Amounts due for acquisitions of businesses	31,613	18,361
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
Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other period. The consolidated balance sheet at June 30, 2016 has been derived from our audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
Changes in Presentation of Financial Statements
During the third quarter of fiscal 2017 we changed the presentation of amortization expense for acquired intangible assets. The expense was previously classified within each of the respective expense lines of our consolidated statement of operations and now is presented as a separate financial statement line item, "Amortization of acquired intangible assets". Prior period results have been recast to reflect this change.
In addition, given the significance of our current quarter restructuring charges we are presenting these expenses as a separate financial statement line item, "Restructuring expense", in our consolidated statement of operations. Restructuring expense includes costs associated with restructuring initiatives, including one-time and contractual termination benefits, share-based compensation, consulting or legal fees directly related to the restructuring initiative, costs associated with facility-related exit activities, and other related charges. Prior period results have been recast to reflect this change.
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

Abandonment of Long-Lived Assets

Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three and nine months ended March 31, 2017, we ceased use of certain manufacturing equipment and recognized an abandonment loss of $1,730, of which $1,119 was recognized as part of cost of revenue and $611 as part of restructuring expense. For the comparative three and nine months ended March 31, 2016, we recognized a loss of $6,741 and $9,763, respectively, as part of cost of revenue.
Share-Based Compensation
During the three and nine months ended March 31, 2017, we recorded share-based compensation expense of $12,797 and $35,645, respectively, and $5,953 and $18,209 during the three and nine months ended March 31, 2016, respectively. Our share-based compensation increased primarily as a result of the current quarter restructuring activity. As of March 31, 2017, there was $87,387 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.
During the first quarter of fiscal 2017, we began granting performance share units, or PSUs, associated with our new long-term incentive program. Compensation expense for our PSUs is estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.
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

Other (expense) Income, net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
(Losses) gains on derivatives not designated as hedging instruments (1)	$(817)	$(1,505)	$12,737	$4,048
Currency-related (losses) gains, net (2)	(6,304)	(7,656)	5,719	(149)
Other gains (3)	539	158	3,379	4,030
Total other (expense) income, net	$(6,582)	$(9,003)	$21,835	$7,929
_____________________
(1) Primarily relates to both realized and unrealized gains on derivative forward currency contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency related (losses) gains for the three and nine months ended March 31, 2017 and 2016 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge against the remeasurement of certain intercompany loans, both presented in the same component above. For the three and nine months ended March 31, 2017, we recognized unrealized losses of $1,709 and gains of $4,684, respectively.
(3) The gain recognized during the nine months ended March 31, 2017, primarily relates to the gain on the sale of Plaza Create Co. Ltd. available-for-sale securities of $2,268. During the prior comparable period, we recognized gains related to insurance recoveries of $3,136.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted average shares outstanding, basic	31,103,388	31,343,711	31,323,451	31,734,226
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	—	—	—	1,331,744
Shares used in computing diluted net (loss) income per share attributable to Cimpress N.V.	31,103,388	31,343,711	31,323,451	33,065,970
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress N.V.	1,262,902	1,382,013	1,379,481	41,919
_____________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.

Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the nine months ended March 31, 2017, we repurchased 593,763 shares for a total cost of $50,008, inclusive of transaction costs. We did not repurchase any of our shares during the three months ended March 31, 2017.

We repurchased 156,778 and 2,159,613 of our ordinary shares, for a total cost of $11,263 and $153,467, respectively, during the three and nine months ended March 31, 2016, in connection with our publicly announced share repurchase authorizations.

Waltham Lease Arrangement
In July 2013, we executed a lease agreement to move our Lexington, Massachusetts, USA operations to a then yet to be constructed facility in Waltham, Massachusetts, USA. During the first quarter of fiscal 2016, the building was completed and we commenced lease payments in September 2015 and will make lease payments through September 2026.
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

Property, plant and equipment, net, included $117,075 and $120,168 as of March 31, 2017 and June 30, 2016, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $120,110 and $122,801 as of March 31, 2017 and June 30, 2016, respectively.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," (ASU 2017-04), which changes how an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. We are now required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for us on July 1, 2020. We elected to early adopt this standard effective for the third quarter of fiscal 2017. We applied the new standard when performing the goodwill impairment test discussed in Note 7.
Issued Accounting Standards to be Adopted
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash," (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for us on July 1, 2018 and permits early adoption. This amendment will affect the presentation of our statement of cash flows once adopted and we do not expect it to have material impact on our consolidated financial statements.
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

________________________
(1) On December 22, 2016, we sold all available-for-sale securities held in Plaza Create Co. Ltd recognizing a gain of $2,268 as a part of other (expense) income, net, for the nine months ended March 31, 2017.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$2,394	$—	$2,394	$—
Cross-currency swap contracts	1,661	—	1,661	—
Currency forward contracts	10,559	—	10,559	—
Total assets recorded at fair value	$14,614	$—	$14,614	$—

Liabilities
Interest rate swap contracts	$(355)	$—	$(355)	$—
Cross-currency swap contracts	(2,706)	—	(2,706)	—
Currency forward contracts	(622)	—	(622)	—
Currency option contracts	(341)	—	(341)	—
Contingent consideration	(3,637)	—	—	(3,637)
Total liabilities recorded at fair value	$(7,661)	$—	$(4,024)	$(3,637)

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,893	$7,893	$—	$—
Currency forward contracts	9,821	—	9,821	—
Total assets recorded at fair value	$17,714	$7,893	$9,821	$—

Liabilities
Interest rate swap contracts	$(2,180)	$—	$(2,180)	$—
Cross-currency swap contracts	(8,850)	—	(8,850)	—
Currency forward contracts	(315)	—	(315)	—
Contingent consideration	(1,212)	—	—	(1,212)
Total liabilities recorded at fair value	$(12,557)	$—	$(11,345)	$(1,212)
During the quarter ended March 31, 2017 and year ended June 30, 2016, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
As part of the acquisition of WIRmachenDRUCK on February 1, 2016, we agreed to a contingent payment payable at our option in cash or shares during the third quarter of fiscal 2018 based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. The fair value of this contingent liability is $29,677 as of March 31, 2017, of which $3,637 is considered contingent consideration and included in the table below. The remaining portion of the liability is classified as a compensation arrangement and is discussed in Note 8.
The following table represents the changes in fair value of Level 3 contingent consideration:

	Nine Months Ended March 31,
	2017 (1)	2016 (1)(2)
Balance at June 30, 2016 and 2015, respectively	$1,212	$7,833
Fair value at acquisition date	—	1,185
Fair value adjustment	2,514	—
Foreign currency impact	(89)	139
Balance at March 31	$3,637	$9,157
_____________________
(1) Classified as long-term liability as of June 30, 2016 and current liability as of March 31, 2017 on the consolidated balance sheet. As of June 30, 2015 and March 31, 2016, contingent considerations were classified as current liabilities on the consolidated balance sheet.
(2) Contingent consideration balance as of March 31, 2016, which related to our Printdeal acquisition, was paid during the fourth quarter of fiscal 2016.

As of March 31, 2017 and June 30, 2016, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2017 and June 30, 2016 the carrying value of our debt, excluding debt issuance costs and debt discounts was $897,570 and $685,897, respectively, and the fair value was $919,973 and $686,409, respectively. Our debt at March 31, 2017 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of two of our interest rate swap contracts was deemed to be ineffective during the three and nine months ended March 31, 2017 and one of our contracts was deemed to be ineffective during the prior comparative periods.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of March 31, 2017, we estimate that $422 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2018. As of March 31, 2017, we had five outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2024.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2017	$60,000
Contracts with a future start date	140,000
Total	$200,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of March 31, 2017, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
During the three and nine months ended March 31, 2017, we recorded unrealized losses of $740 and unrealized gains of $3,971, respectively, net of tax, in accumulated other comprehensive loss. Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2017, we estimate that $2,224 will be reclassified from accumulated other comprehensive loss to other (expense) income, net during the twelve months ending March 31, 2018.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of

March 31, 2017, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. During the three and nine months ended March 31, 2017, we recorded unrealized losses of $841 and unrealized gains of $3,983, respectively, net of tax, in accumulated other comprehensive loss as a component of our cumulative translation adjustment, and unrealized losses of $2,999 and $70, for the three and nine months ended March 31, 2016, respectively.
We did not hold any ineffective cross-currency swaps during the three and nine months ended March 31, 2017 and 2016.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of March 31, 2017, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency.
We have elected not to apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2017 and 2016, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of March 31, 2017, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, Canadian Dollar, Danish Krone, Euro, British Pound, Indian Rupee, Japanese Yen, New Zealand Dollar, Norwegian Krone, Swedish Krona, Mexican Peso, and Swiss Franc:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$308,301	December 2015 through September 2016	Various dates through September 2018	449	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2017 and June 30, 2016:

	March 31, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,705	$(311)	$2,394	Other current liabilities / other liabilities	$(468)	$113	$(355)
Cross-currency swaps	Other non-current assets	1,661	—	1,661	Other liabilities	—	—	—
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(2,706)	—	(2,706)
Currency forward contracts	Other non-current assets	895	(195)	700	Other liabilities	(622)	—	(622)
Total derivatives designated as hedging instruments		$5,261	$(506)	$4,755		$(3,796)	$113	$(3,683)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,846	$(987)	$9,859	Other current liabilities / other liabilities	$—	$—	$—
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(341)	—	(341)
Total derivatives not designated as hedging instruments		$10,846	$(987)	$9,859		$(341)	$—	$(341)

	June 30, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(2,180)	$—	$(2,180)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(2,080)	—	(2,080)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(6,770)	—	(6,770)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(165)	—	(165)
Total derivatives designated as hedging instruments		$—	$—	$—		$(11,195)	$—	$(11,195)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$10,748	$(927)	$9,821	Other current liabilities	$(508)	$358	$(150)
Total derivatives not designated as hedging instruments		$10,748	$(927)	$9,821		$(508)	$358	$(150)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss for the three and nine months ended March 31, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$314	$(905)	$3,078	$(1,367)
Cross-currency swaps	(740)	(3,915)	3,971	(3,915)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(841)	(2,999)	3,983	(70)
Currency forward contracts	(802)	(730)	137	(730)
	$(2,069)	$(8,549)	$11,169	$(6,082)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net (loss) Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$(61)	$(180)	$(100)	$(768)	Interest expense, net
Cross-currency swaps	(1,131)	(4,034)	6,366	(4,034)	Other (expense) income, net
Total before income tax	(1,192)	(4,214)	6,266	(4,802)	(Loss) income before income taxes
Income tax	297	1,054	(1,568)	1,202	Income tax (benefit) provision
Total	$(895)	$(3,160)	$4,698	$(3,600)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net (loss) Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2017	2016	2017	2016
Derivatives not designated as hedging instruments
Currency contracts	$(820)	$(1,505)	$12,481	$4,058	Other (expense) income, net
Interest rate swaps	3	—	256	(10)	Other (expense) income, net
	$(817)	$(1,505)	$12,737	$4,048
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $3,798, for the nine months ended March 31, 2017:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2016	$(2,322)	$3,488	$(2,551)	$(106,630)	$(108,015)
Other comprehensive income (loss) before reclassifications	7,049	(5,756)	2,221	(19,927)	(16,413)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(4,698)	2,268	—	—	(2,430)
Net current period other comprehensive income (loss)	2,351	(3,488)	2,221	(19,927)	(18,843)
Balance as of March 31, 2017	$29	$—	$(330)	$(126,557)	$(126,858)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2017 and June 30, 2016, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $845 and $4,965, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Business Combinations
Acquisition of National Pen Co. LLC
On December 30, 2016, we acquired 100% of the equity interests of National Pen Co. LLC, a manufacturer and marketer of custom writing instruments for small- and medium-sized businesses. At closing, we paid $214,573 in cash, subject to post closing adjustments based on acquired cash, debt and working capital balances. During the third quarter of fiscal 2017, we finalized and received payment for the post closing adjustment, which reduced the purchase price by $1,941. The acquisition supports our strategy to build competitively differentiated supply chain capabilities that we can make available via our mass customization platform, which we bring to market through a portfolio of focused brands. We expect National Pen will also complement our organic investments in technology and supply chain capabilities for promotional products, apparel and gift offerings.
The table below details the consideration transferred to acquire National Pen:

Cash consideration	$214,573
Final post closing adjustment	(1,941)
Total purchase price	$212,632
The excess purchase price over the fair value of National Pen's net assets was recorded as goodwill, which is primarily attributable to the value of its workforce, its manufacturing and marketing process and know-how, as well as synergies which include leveraging National Pen's scale-based sourcing channels, integrating into our mass customization platform, and supporting the development of its e-commerce platform. Goodwill has been attributed to the National Pen business unit reportable segment, and we allocated $30,038 of goodwill to the Vistaprint business unit for certain synergies that are expected to be realized by the Vistaprint business unit as a result of the acquisition. This allocation may change upon finalizing goodwill during the fourth quarter of fiscal 2017.
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

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed (1):
Cash and cash equivalents	$8,337	n/a
Accounts receivable, net	20,921	n/a
Inventory	19,854	n/a
Other current assets	12,454	n/a
Property, plant and equipment, net	29,472	n/a
Other non-current assets	993	n/a
Accounts payable	(12,590)	n/a
Accrued expenses	(17,802)	n/a
Other current liabilities	(1,016)
Deferred tax liabilities (2)	(17,735)	n/a
Long-term liabilities	(9,746)	n/a
Identifiable intangible assets:
Developed Technology	19,000	6
Trade Name	33,000	11
Customer Relationships	56,000	7
Goodwill (2)	71,490	n/a
Total purchase price	$212,632

(1) National Pen will materially impact our working capital balances post-acquisition, resulting in increased accounts receivable, inventory, accounts payable and accrued expenses balances in our consolidated balance sheet.
(2) Calculated based on our preliminary estimates of fair value and subject to change.

National Pen Pro Forma Financial Information

National Pen has been included in our consolidated financial statements starting on its acquisition date. The following unaudited pro forma financial information presents our results as if the National Pen acquisition had occurred on July 1, 2015. The pro forma financial information for all periods presented adjusts for the effects of material business combination items, including estimated amortization of acquired intangible assets and transaction related costs. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented as the pre-acquisition results include revenue and profit related to certain operations that are no longer active:

	Nine Months Ended March 31,
	2017	2016
Pro forma revenue	$1,730,091	$1,525,536
Pro forma net (loss) income attributable to Cimpress N.V.	(42,663)	32,505
We utilized proceeds from our credit facility in order to finance the acquisition. In connection with the acquisition, we incurred $500 and $2,005 in general and administrative expenses during the three and nine months ended March 31, 2017, respectively, primarily related to legal, financial, and other professional services.
7. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment is as follows:

	Vistaprint business unit	Upload and Print business units	National Pen business unit	All Other business units	Total
Balance as of June 30, 2016	$121,752	$319,373	$—	$24,880	$466,005
Acquisitions (1)	—	—	71,490	—	71,490
Impairments (2)	—	(6,345)	—	—	(6,345)
Adjustments (3)	30,038	—	(30,038)	—	—
Effect of currency translation adjustments (4)	(2,307)	(12,545)	—	(285)	(15,137)
Balance as of March 31, 2017	$149,483	$300,483	$41,452	$24,595	$516,013
_________________

(1) See Note 6 for additional details related to our acquisition of National Pen.
(2) During the third quarter of fiscal 2017 we recorded an impairment of $6,345 related to our Tradeprint reporting unit. See below for additional details.
(3) We allocated $30,038 of goodwill to the Vistaprint business unit for certain synergies that are expected to be realized by the Vistaprint business unit as a result of the National Pen acquisition. Refer to Note 6 for additional details.
(4) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and nine months ended March 31, 2017 was $13,450 and $33,542, respectively, compared to $10,812 and $30,114 for the prior comparative periods, respectively. In addition, during the three months ended March 31, 2017, we recognized an impairment of $3,211, related to the acquired intangible assets within the Tradeprint asset group. Refer below for additional discussion of the impairment.

Impairment Review
Fiscal 2017
Our annual goodwill impairment test is performed as of May 31; however, during the three months ended March 31, 2017, we had a change in the composition of our Tradeprint reporting unit (a part of our Upload and Print business units reportable segment). This change, when combined with an updated profit outlook that is lower than originally forecasted as of the acquisition date, indicated that it is more likely than not that the fair value of the reporting unit is below the carrying amount.
    As required, prior to performing the quantitative goodwill impairment test, we first evaluated the recoverability of the Tradeprint long-lived assets as the change in expected long-term cash flows is indicative of a potential impairment. We performed the recoverability test using undiscounted cash flows for our Tradeprint asset group and concluded that an impairment of long-lived assets existed. We proceeded to estimate the fair value the assets, using an income and cost approach based on market participant assumptions and recognized a partial impairment charge for our acquired intangible assets of $3,211.
Subsequent to performing the long-lived asset impairment test, we performed our goodwill impairment test which resulted in an additional impairment charge of the total goodwill of the Tradeprint reporting unit of $6,345. In order to execute the quantitative goodwill impairment test, we compared the fair value of the Tradeprint reporting unit to its carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income producing assets. We considered using the market approach but concluded it was not appropriate in valuing this particular reporting unit given the lack of relevant market comparisons available for application of the market approach. The cash flow projections in the Tradeprint fair value analysis are based on management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC of 11.5% used to test the Tradeprint goodwill was derived from a group of comparable companies.
Fiscal 2016
During the third quarter of fiscal 2016, we concluded that the goodwill of our Exagroup reporting unit, part of our Upload and Print business units reportable segment, was not fully recoverable as the reporting unit was forecasting lower projected revenue and profitability levels than originally estimated as of the acquisition date. The carrying amount of the goodwill as of January 1, 2016 was compared to the implied fair value of the goodwill, resulting in a partial impairment loss of $30,841 during the quarter ended March 31, 2016. A portion of the impairment loss was attributed to the noncontrolling interest based on its third-party shareholders' 30% ownership interest.
Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections. There have been no indications of impairment that would require analysis for any of our other reporting units as of March 31, 2017.

8. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2017	June 30, 2016
Compensation costs (1)	$53,163	$56,965
Income and indirect taxes	43,914	39,802
Advertising costs	26,440	26,372
Interest payable	9,920	5,172
Severance costs (2)	6,402	2,242
Shipping costs	8,989	6,843
Production costs	7,722	3,251
Sales returns	4,581	2,882
Purchases of property, plant and equipment	3,077	4,614
Professional costs	2,489	1,543
Other	34,516	29,301
Total accrued expenses (3)	$201,213	$178,987
_____________________
(1) The decrease in compensation costs is primarily due to payment of our fiscal 2016 bonus and long-term incentive program in the first quarter of fiscal 2017. Effective July 1, 2016, we transitioned the annual bonus program to be included in team members' base salary. These amounts are therefore paid on our typical payroll schedule.
(2) The increase in accrued severance is due to the restructuring initiatives executed during the three months ended March 31, 2017. Refer to Note 15 for additional details.
(3) The increase in accrued expenses was also impacted by our acquisition of National Pen, resulting in an additional $16,617 of accruals as of March 31, 2017, which are included in each of the respective categories within the table.

Other current liabilities included the following:

	March 31, 2017	June 30, 2016
Contingent earn-out liability (4)	$29,677	$—
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	10,491	8,011
Other	1,163	2,055
Total other current liabilities	$53,900	$22,635
Other liabilities included the following:

	March 31, 2017	June 30, 2016
Contingent earn-out liability (4)	$—	$3,146
Long-term capital lease obligations	29,962	21,318
Long-term derivative liabilities	4,706	10,949
Other	22,616	24,760
Total other liabilities (5)	$57,284	$60,173
_____________________
(4) During the third quarter of fiscal 2017, the contingent earn-out liability related to our WIRmachenDRUCk acquisition was re-classed to current liabilities as payment is due in the third quarter of fiscal 2018.
(5) Total other liabilities was impacted by our acquisition of National Pen, resulting in an additional $9,715 of other liabilities as of March 31, 2017, primarily relating to capital lease obligations, which are included in each of the respective categories within the table.
Contingent earn-out liability
Under the original terms of the WIRmachenDRUCK earn-out arrangement, a portion of the earn-out attributed to the minority selling shareholders was included as a component of purchase consideration as of the acquisition date, with any subsequent changes to fair value recognized within general and administrative expense. This earn-out is calculated on a sliding scale, based on the achievement of cumulative gross profit against a predetermined target. The maximum payout is €40,000 and can be paid at our option in cash or ordinary shares.
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
In addition, the estimated fair value of the contingent liability payable to all selling shareholders in the WIRmachenDRUCK acquisition increased, due to the recent business performance relative to performance targets and the time value impact within the Monte Carlo simulation model. We recognized $4,598 and $20,330 of additional expense for the fair value change during the three and nine months ended March 31, 2017, respectively, as part of general and administrative expense. As of March 31, 2017, the total liability is $29,677, of which $26,040 relates to the majority shareholders and $3,637 relates to the minority shareholders, which is further discussed in Note 3.
9. Debt

	March 31, 2017	June 30, 2016
Senior secured credit facility	$614,970	$400,809
7.0% Senior unsecured notes due 2022	275,000	275,000
Other	7,600	10,088
Debt issuance costs and debt discounts	(6,117)	(7,386)
Total debt outstanding, net	891,453	678,511
Less short-term debt (1)	31,216	21,717
Long-term debt	$860,237	$656,794
_____________________
(1) Balances as of March 31, 2017 and June 30, 2016 are both inclusive of short-term debt issuance costs and debt discounts of $1,693 in both periods.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2017, we were in compliance with all financial and other covenants related to our debt.
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
Senior Secured Credit Facility
As of March 31, 2017, we have a senior secured credit facility of $818,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $128,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of March 31, 2017, the weighted-average interest rate on outstanding borrowings was 3.36%, inclusive of interest rate swap rates. We must also pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of March 31, 2017.
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of March 31, 2017 we had $7,600 outstanding for those obligations that are payable through September 2024.
10. Income Taxes

Income tax benefit was $17,431 and $7,644 for the three and nine months ended March 31, 2017, respectively, as compared to benefit of $854 and expense of $8,473 for the same prior year periods. The increase in income tax benefit is primarily attributable to greater pre-tax losses for the three and nine months ended March 31, 2017 as compared to a smaller pre-tax loss for the three months ended March 31, 2016 and pre-tax earnings for the nine months ended March 31, 2016. During the three and nine months ended March 31, 2017, we recognized tax benefits of $45 and $4,659, respectively, due to share based compensation as compared to $698 and $2,390 for the comparable prior periods. Income tax benefit for the three and nine months ended March 31, 2017 was increased by $2,583 related to fiscal 2016 US R&D credits and decreased by $1,110 related to a reduction in US state deferred tax assets (largely attributable to the National Pen acquisition). Additionally, income tax expense for the nine months ended March 31, 2016 was reduced by $893 related to the extension of the fiscal 2015 US R&D credit.
Excluding the effect of net discrete tax benefits, we are forecasting a higher annual effective tax rate in fiscal 2017 as compared to fiscal 2016 due to changes in our geographical mix of consolidated pre-tax earnings, including continued losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. We also have losses in certain jurisdictions where we are able to recognize a tax benefit in the current period, but for which the cash benefit is expected to be realized in a future period. We expect the acquisition of

National Pen will have a favorable impact to income tax benefit for fiscal 2017. Additionally, for the nine months ended March 31, 2017, we excluded certain entities from our estimated annual effective tax rate calculation that is used for purposes of determining our interim tax provision. A separate interim tax provision was recorded for these entities due to an inability to accurately estimate and forecast the impact of these entities on our estimated annual effective tax rate.
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
As of March 31, 2017, we had a net liability for unrecognized tax benefits included in the balance sheet of $5,612, including accrued interest and penalties of $350. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. Of the total amount of unrecognized tax benefits, approximately $2,940 will reduce the effective tax rate if recognized. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $1,000 to $1,200 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
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
11. Noncontrolling Interests
In certain of our strategic investments we have purchased a controlling equity stake, but there remains a minority portion of the equity that is owned by a third party. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net (loss) income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity.
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of March 31, 2017, the redemption value is less than the carrying value, and therefore no adjustment is required.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% was considered a redeemable noncontrolling equity interest, as it was redeemable for cash based on financial results and was not solely within our control. During the second quarter of fiscal 2017, we purchased the remaining equity interest for €10,406 ($10,947 based on the exchange rate as of the redemption date).

    We previously owned a 51% controlling interest in a joint business arrangement with Plaza Create Co. Ltd., a leading Japanese retailer of photo products, to expand our market presence in Japan. During the second quarter of fiscal 2017, we purchased the remaining 49% noncontrolling interest for $9,352. The purchase was recognized as an equity transaction, which resulted in the difference between the carrying value of the noncontrolling interest and purchase price, adjusted within additional paid-in capital.
Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC as described in Note 12. The noncontrolling interest was recorded at its estimated fair value as of the investment date. The allocation of the net loss of the operations to the noncontrolling interest considers our stated liquidation preference in applying the loss to each party.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2016	$65,301	$351
Capital contribution from noncontrolling interest	1,404	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (1)	372	—
Net loss attributable to noncontrolling interest	(1,054)	2
Purchase of noncontrolling interests	(20,299)	—
Foreign currency translation	(3,120)	(32)
Balance as of March 31, 2017	$42,604	$321
__________________
(1) During the second quarter of fiscal 2017, the Pixartprinting noncontrolling interest was purchased and the adjustment was recognized to adjust the carrying value to the redemption amount.

12. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a newer market and the opportunity to drive longer-term growth in Brazil. As of March 31, 2017, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We have call options with certain employee shareholders to increase our ownership in Printi incrementally over an eight-year period. As the employees' restricted stock in Printi is contingent on post-acquisition employment, share-based compensation will be recognized over the four-year vesting period. The awards are considered liability awards and will be marked to fair value each reporting period. In order to estimate the fair value of the award as of March 31, 2017, we utilized a lattice model with a Monte Carlo simulation. The current fair value of the award is $5,991 and we have recognized $374 and $1,158 in general and administrative expense for the three and nine months ended March 31, 2017, respectively, compared to $372 and $1,153 in the prior periods, respectively.

13. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of March 31, 2017 we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

•
Vistaprint business unit - Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print business units - Includes the results of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK branded businesses.

•	National Pen business unit - Includes the global operations of our National Pen branded businesses, which manufacture and market custom writing instruments and promotional products, apparel and gifts.

•
All Other business units - Includes the operations of our Albumprinter, Most of World, and Corporate Solutions business units. Our Most of World business unit is focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. These business units have been combined into one reportable segment based on materiality.

As part of the reorganization announced in January 2017, several groups that previously were part of our corporate and global functions, including significant portions of our technology, manufacturing and supply chain, finance, legal and other related groups, have been decentralized into our operating segments. This change is intended to improve accountability for customer satisfaction and capital returns, simplify decision-making, improve the speed of execution, further develop our cadre of general managers, and release entrepreneurial energy. The majority of the groups transferred into our operating segments joined our Vistaprint business unit and to a smaller extent our Upload and Print business units. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
Corporate and global functions now consist primarily of global procurement and supplier research, a central technology team whose primary focus is building the mass customization platform, and essential corporate services, such as the corporate finance, communications, strategy and legal functions. Corporate and global functions is a cost center and does not meet the definition of an operating segment.
Under our new incentive compensation plan we began granting PSUs during the first quarter of fiscal 2017. The PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our business unit results, we allocate the straight-line portion of the fixed grant value to our business units. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within corporate and global functions.
Adjusted net operating profit (loss) is the primary metric by which our CODM measures segment financial performance. Certain items are excluded from segment adjusted net operating profit (loss), such as acquisition-related amortization and depreciation, expense recognized for contingent earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in adjusted net operating profit (loss) and allocated based on headcount to the appropriate business unit or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM, for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.

Our All Other business units reporting segment includes our Most of World and Corporate Solutions business units, which have operating losses as they're in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding adjusted net operating profit (loss).
Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment.
Revenue by segment is based on the business unit-specific websites through which the customer’s order was transacted. The following tables set forth revenue, adjusted net operating profit (loss) by reportable segment, total (loss) income from operations and total (loss) income before taxes.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Vistaprint business unit	$321,254	$289,901	$986,090	$912,153
Upload and Print business units	142,476	116,356	426,821	286,171
National Pen business unit	58,828	—	58,828	—
All Other business units	28,027	30,560	99,410	110,515
Total revenue	$550,585	$436,817	$1,571,149	$1,308,839

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Adjusted net operating profit (loss) by segment:
Vistaprint business unit	$37,003	$42,424	$122,454	$157,352
Upload and Print business units	13,144	15,557	43,715	41,195
National Pen business unit	(3,226)	—	(3,226)	—
All Other business units	(9,945)	(3,895)	(21,525)	1,844
Total adjusted net operating profit (loss) by segment	36,976	54,086	141,418	200,391
Corporate and global functions	(27,705)	(23,080)	(80,883)	(62,963)
Acquisition-related amortization and depreciation	(13,508)	(10,879)	(33,740)	(30,316)
Earn-out related charges (1)	(4,882)	(883)	(28,139)	(4,585)
Share-based compensation related to investment consideration	(375)	(1,168)	(5,079)	(3,705)
Certain impairments (2)	(9,556)	(37,582)	(9,556)	(40,604)
Restructuring related charges	(24,790)	—	(25,890)	(381)
Interest expense for Waltham lease	1,897	1,975	5,823	4,326
Total (loss) income from operations	(41,943)	(17,531)	(36,046)	62,163
Other (expense) income, net	(6,582)	(9,003)	21,835	7,929
Interest expense, net	(11,584)	(10,091)	(31,119)	(28,377)
(Loss) income before income taxes	$(60,109)	$(36,625)	$(45,330)	$41,715
___________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.

(2) Includes the impact for certain impairments or abandonments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other" or ASC 360 - "Property, plant, and equipment."

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Depreciation and amortization:
Vistaprint business unit	$16,885	$10,049	$42,971	$30,106
Upload and Print business units	14,150	12,850	41,658	33,399
National Pen business unit	5,277	—	5,277	—
All Other business units	3,698	4,667	10,957	14,637
Corporate and global functions	3,354	6,888	14,883	18,375
Total depreciation and amortization	$43,364	$34,454	$115,746	$96,517

Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
United States	$240,484	$192,933	$651,949	$580,009
Non-United States (1)	310,101	243,884	919,200	728,830
Total revenue	$550,585	$436,817	$1,571,149	$1,308,839

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Physical printed products and other (2)	$535,959	$421,402	$1,526,906	$1,260,647
Digital products/services	14,626	15,415	44,243	48,192
Total revenue	$550,585	$436,817	$1,571,149	$1,308,839
__________________
(1) Our non-United States revenue includes the Netherlands, our country of domicile.
(2) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	March 31, 2017	June 30, 2016
Long-lived assets (3):
Netherlands	$94,393	$91,053
Canada	85,321	89,888
United States	55,101	32,977
Switzerland	46,453	38,501
Italy	41,398	34,086
Australia	23,312	24,358
France	21,843	24,561
Jamaica	21,699	22,604
Japan	20,754	23,213
Other	63,370	53,059
Total	$473,644	$434,300
___________________
(3) Excludes goodwill of $516,013 and $466,005, intangible assets, net of $280,133 and $216,970, the Waltham lease asset of $117,075 and $120,168, and deferred tax assets of $34,248 and $26,093 as of March 31, 2017 and June 30, 2016, respectively.

14. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 2. Total lease expense, net of sublease income for the three and nine months ended March 31, 2017 was $2,860 and $9,152, respectively, and $3,083 and $9,932 for the three and nine months ended March 31, 2016, respectively.
We lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2017, is $40,559, net of accumulated depreciation of $23,797; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2017 amounts to $40,453.
Purchase Obligations
At March 31, 2017, we had unrecorded commitments under contract of $44,103, which were primarily composed of commitments for production and computer equipment purchases of approximately $21,296. Production and computer equipment purchases relate partially to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $5,070, professional and consulting fees of approximately $6,103, inventory purchase commitments of $5,195, commitments for advertising campaigns of $1,888, and other unrecorded purchase commitments of $4,551.
Other Obligations
We have an outstanding installment obligation of $7,252 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2017. Other obligations also includes a contingent earn-out liability for our fiscal 2016 WIRmachenDRUCK acquisition, based on the achievement of certain financial targets, payable at our option in cash or ordinary shares in fiscal 2018 of $29,677. Refer to Note 8 for additional discussion related to the contingent earn-out liability. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $1,936 in aggregate.
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

15. Restructuring Charges

On January 23, 2017, the Supervisory Board of Cimpress N.V. approved a plan to restructure the company and implement organizational changes that decentralized the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, and improve the speed of execution. In order to enact the plan, we transferred approximately 3,000 team members that were part of central teams into our business units. We also reduced the scope of certain other roles and functions that were previously performed centrally, which led to the termination of approximately 135 employees, and reduction of planned hiring in targeted areas. We also eliminated the positions of four Cimpress executive officers who, as a result, left the company.

The restructuring event discussed above resulted in additional costs, within our corporate and global functions cost center of $23,751 and $24,851 for the three and nine months ended March 31, 2017, respectively. In addition, for the three and nine months ended March 31, 2017 we recognized $1,039 of restructuring costs within our National Pen business unit related to a separate initiative. Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services and abandonment of production equipment. Substantially all of the changes associated with the restructuring were completed during the third quarter of the 2017 fiscal year and we do not expect material restructuring costs to be incurred during the fourth quarter of fiscal 2017.

The restructuring charges included in our consolidated statement of operations for the three and nine months ended March 31, 2017 within restructuring expense is $24,790 and $25,890.

The following table summarizes the restructuring activity during the nine months ended March 31, 2017:

	Severance and Related Benefits	Other Restructuring Costs (1)	Total
Accrued restructuring liability as of June 30, 2016	$—	$—	$—
Restructuring charges	23,230	2,660	25,890
Cash payments	(6,803)	(720)	(7,523)
Non-cash charges (2)	(6,257)	(611)	(6,868)
Accrued restructuring liability as of March 31, 2017	$10,170	$1,329	$11,499
_____________________
(1) Includes restructuring charges for third party professional fees of $2,049, as well as $611 for the abandonment of production equipment which was not yet placed into service and under our decentralized operating model had no future use.
(2) Non-cash charges includes acceleration of share-based compensation expenses, as well as abandonment charges for production equipment.

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
Executive Overview
Cimpress, the world leader in mass customization, is a technology driven company that aggregates, largely via the Internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We fulfill those orders with manufacturing capabilities which include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products for customers on-demand. We bring our products to market through a portfolio of focused brands serving the needs of micro-, small- and medium-sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, small- and medium-sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
As of March 31, 2017, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments: Vistaprint business unit, Upload and Print business units, National Pen business unit, and All Other business units. The Vistaprint business unit represents our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business. The Upload and Print business units segment includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and

WIRmachenDRUCK branded businesses. The National Pen business unit that we acquired on December 30, 2016, is the leading manufacturer and marketer of customized writing instruments for small- and medium-sized businesses. The All Other business units segment includes the operations of our Albumprinter, Most of World and Corporate Solutions business units.

Financial Summary
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income and adjusted net operating profit after tax (NOPAT). A summary of these key financial metrics for the three and nine months ended March 31, 2017 as compared to the three and nine months ended March 31, 2016 follows:
Third Quarter 2017

•	Reported revenue increased by 26% to $550.6 million.

•	Consolidated constant-currency revenue increased by 28% and excluding acquisitions completed in the last four quarters increased by 11%.

•	Operating loss increased $24.4 million to an operating loss of $41.9 million.

•	Adjusted NOPAT decreased $14.8 million to $9.2 million.

Year to Date 2017

•	Reported revenue increased by 20% to $1,571.1 million.

•	Consolidated constant-currency revenue increased by 22% and excluding acquisitions completed in the last four quarters increased by 9%.

•	Operating income decreased $98.2 million to an operating loss of $36.0 million.

•	Adjusted NOPAT decreased $67.8 million to $55.0 million.
For the quarter and year-to-date results, the increase in reported revenue growth was primarily due to the addition of the revenue of our recently acquired National Pen brand and our fiscal 2016 acquisition of WIRmachenDRUCK, as well as continued growth in the Vistaprint business unit and Upload and Print businesses acquired more than twelve months prior.
The following items negatively impacted our operating income for the three and nine months ended March 31, 2017, leading to the decrease in operating income as compared to the prior period:

•
Increased organic investments in fiscal year 2017 compared to fiscal year 2016, which materially weigh on profitability. These investments include costs that impact our gross profit such as shipping price reductions, expanded design services, and new product introduction.

•	Restructuring-related charges related to our reorganization, which was announced in January 2017, resulting in one-time employee termination costs as well as third party professional fees.

•	Increased third-party fulfillment and shipping costs during our second quarter due to production inefficiencies, which negatively impacted our year to date gross margin.

•	Declines from the termination of two partner contracts within our Albumprinter and Corporate Solutions businesses.

•	Increased share-based compensation, excluding restructuring related charges, during the current periods primarily driven by our new long-term incentive program.

•	Significant acquisition-related expense associated with our WIRmachenDRUCK contingent earn-out arrangement, due to their continued strong performance.

•	Operating losses in our newly acquired National Pen business unit, including $3.5 million of amortization expense for acquired intangible assets.
The decrease in adjusted NOPAT (a non-GAAP financial measure) was also negatively impacted by the items described above, with the exception of the restructuring-related charges, the expense associated with our WIRmachenDRUCK contingent earn-out arrangement and the National Pen intangible asset amortization, as these expenses are excluded from adjusted NOPAT.
Primarily as a result of the organizational changes announced on January 25, 2017, we incurred aggregate pre-tax restructuring charges of $24.8 million and $25.9 million during the three and nine months ended March 31, 2017. The restructuring is substantially complete and we do not expect material charges in future quarters related to these changes. We expect to realize annualized net operating expense savings of approximately $55 - $60 million and pre-tax cash flow from operations savings of approximately $45 - $50 million as a result of these reductions in headcount, targeted reduction of previously planned new hires and related non-compensation savings starting in fiscal 2018.
Consolidated Results of Operations
Consolidated Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
For the three and nine months ended March 31, 2017, our reported revenue increased by 26% and 20%, respectively, primarily due to the addition of revenue from our National Pen business unit acquired on December 30, 2016 and our WIRmachenDRUCK business acquired on February 1, 2016. Currency fluctuations negatively impacted our quarterly and year-to-date 2017 reported revenue growth by 2%, resulting in constant-currency revenue growth of 28% and 22%, respectively. Constant-currency revenue excluding acquisitions for which there is no comparable year-over-year revenue was 11% and 9%, respectively, driven by continued growth in the Vistaprint business unit, as well as growth in our Upload and Print businesses acquired more than twelve months prior, which were partially offset by declines from the termination of two partner contracts within our Albumprinter and Corporate Solutions businesses.
Total revenue by reportable segment for the three and nine months ended March 31, 2017 is shown in the following tables. National Pen is included from its respective acquisition date in our National Pen business unit segment, and the first quarter of fiscal 2016 includes the impact of Tradeprint and Alcione from their respective acquisition dates in our Upload and Print business units segment:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2017	2016	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$321,254	$289,901	11%	1%	12%	—%	12%
Upload and Print business units (3)	142,476	116,356	22%	5%	27%	(14)%	13%
National Pen business unit (4)	58,828	—	100%	—%	100%	(100)%	—%
All Other business units	28,027	30,560	(8)%	(1)%	(9)%	—%	(9)%
Total revenue	$550,585	$436,817	26%	2%	28%	(17)%	11%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency Revenue Growth
	2017	2016	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint business unit	$986,090	$912,153	8%	2%	10%	—%	10%
Upload and Print business units (3)	426,821	286,171	49%	3%	52%	(39)%	13%
National Pen business unit (4)	58,828	—	100%	—%	100%	(100)%	—%
All Other business units	99,410	110,515	(10)%	(1)%	(11)%	—%	(11)%
Total revenue	$1,571,149	$1,308,839	20%	2%	22%	(13)%	9%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(2) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses and brands in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal 2016 acquisitions is excluded from fiscal 2017 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from Tradeprint, which we acquired in Q1 2016, is excluded from Q1 2017 revenue growth since there are no full quarter results in the comparable period, but revenue from Tradeprint is included in Q2 and Q3 2017 revenue growth.
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
(4) The National Pen business unit includes the impact of the National Pen acquisition from its acquisition date of December 30, 2016.
Consolidated Cost of Revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Cost of revenue	$268,482	$196,911	$757,898	$551,543
% of revenue	48.8%	45.1%	48.2%	42.1%
Cost of revenue increased for the three months ended March 31, 2017 by $71.6 million primarily due to $25.4 million of manufacturing costs from our National Pen business unit, which was acquired on December 30, 2016 and is therefore not included in the comparable period. In addition, the costs from the Vistaprint business unit increased by $22.7 million, primarily due to increased production volume; product mix; and planned investments including expanded design services, new product introduction, and shipping price reductions that also result in higher shipping costs. Our Upload and Print business units cost of revenue increased by $22.4 million, primarily due to the impact of our WIRmachenDRUCK acquisition which only partially contributed to the prior comparable period.
For the nine months ended March 31, 2017, our cost of revenue increased from $551.5 million to $757.9 million. The Upload and Print business units cost of revenue increased by $113.9 million, primarily due to the impact of our fiscal 2016 WIRmachenDRUCK acquisition which only partially contributed to the prior comparable period. In addition, the year to date Vistaprint business unit cost of revenues grew by $66.6 million primarily from higher production and shipping costs related to the items discussed above, as well as production inefficiencies in our second fiscal quarter resulting from higher temporary labor costs at our Canadian production facility which caused us to quickly turn to more expensive third-party fulfillers and use more expedited shipping during the peak holiday season.

The following table summarizes our comparative operating expenses for the periods:

In thousands

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Technology and development expense	$63,236	$54,597	$178,528	$152,534
% of revenue	11.5%	12.5%	11.4%	11.7%
Marketing and selling expense	$167,284	$124,655	$451,310	$374,795
% of revenue	30.4%	28.5%	28.7%	28.6%
General and administrative expense	$45,730	$36,532	$150,471	$106,468
% of revenue	8.3%	8.4%	9.6%	8.1%
Amortization of acquired intangible assets	$13,450	$10,812	$33,542	$30,114
% of revenue	2.4%	2.5%	2.1%	2.3%
Restructuring expense	$24,790	$—	$25,890	$381
% of revenue	4.5%	—%	1.6%	—%
Impairment of goodwill and acquired intangible assets	$9,556	$30,841	$9,556	$30,841
% of revenue	1.7%	7.1%	0.6%	2.4%
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for our employees engaged in software and manufacturing engineering, information technology operations and content development, as well as amortization of capitalized software and website development costs, including hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
The growth in our technology and development expenses of $8.6 million and $26.0 million for the three and nine months ended March 31, 2017, respectively, as compared to the prior comparative periods was primarily due to increased headcount in our technology development and information technology support organizations of $3.6 million and $15.0 million, respectively. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to the continued development of our software-based mass customization platform as well as the enhancement of existing capabilities and expansion of product selection. This increase is partially offset by headcount reductions as a result of the third quarter fiscal 2017 restructuring initiative. All employee severance related charges are reflected separately in restructuring expense. Additionally, our recent acquisition of National Pen has resulted in increased technology and development expenses of $3.0 million for the three and nine months ended March 31, 2017, without costs in the prior comparable periods. Other increases in technology and development expense include technology infrastructure-related costs, primarily due to increased IT cloud service costs, as well as software maintenance and licensing costs.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs and third-party payment processing fees. Our Vistaprint business unit and National Pen business unit have higher marketing and selling costs structures, as compared to our Upload and Print business units which has a lower marketing and selling cost structure comparatively.
Our marketing and selling expenses increased by $42.6 million and $76.5 million during the three and nine months ended March 31, 2017, respectively, as compared to the prior comparative periods, primarily due to the addition of National Pen which incurred $27.8 million during the three and nine months ended March 31, 2017 for advertising, internal marketing, and telesales costs that were not in our prior comparable periods. In addition, advertising expense increased by $9.2 million and $26.5 million, respectively, which is primarily a result of additional advertising spend in the Vistaprint business unit. Other increases include payroll and employee-related costs, inclusive of share-based compensation, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint business unit customer service resources in order to provide higher value services to our customers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and central procurement.
During the three months ended March 31, 2017, general and administrative expenses increased by $9.2 million as compared to the prior comparative period, primarily driven by the addition of $5.8 million of expense from our December 30, 2016 acquisition of National Pen. In addition, we recognized a net increase in earn-out related charges of $4.0 million, primarily due to continued strong performance of our WIRmachenDRUCK business. These increases were partially offset by a decline in expense due to headcount reductions, as a result of the reorganization announced in January 2017.
During the nine months ended March 31, 2017, general and administrative expenses increased by $44.0 million, as compared to comparative period, driven by $29.3 million of incremental expense for the WIRmachenDRUCK earn-out. Payroll, share-based compensation and facility-related costs increased by $8.9 million, due in part to an increase in share-based compensation resulting from our new long-term incentive program, as well as expense recognized during the first quarter of fiscal 2017 for the acceleration of vesting terms of certain restricted share awards associated with the acquisition of Tradeprint and planned strategic investments. We also recognized an additional $5.8 million of expense from our December 30, 2016 acquisition of National Pen.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks. Amortization of acquired intangible assets increased by $2.6 million and $3.4 million during the three and nine months ended March 31, 2017, respectively, as compared to the three and nine months ended March 31, 2016, primarily due to amortization for our fiscal 2017 acquisition of National Pen and fiscal 2016 acquisition of WIRmachenDRUCK.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of a restructuring initiative, inclusive of employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets.
Restructuring expense increased by $24.8 million and $25.5 million during the three and nine months ended March 31, 2017, respectively, as compared to the prior comparative periods. The restructuring expense during the current periods relates primarily to our January 2017 announcement regarding a plan to restructure the company and deeply decentralize the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, and improve the speed of execution. Refer to Note 15 for additional details regarding the restructuring plan.
Impairment of goodwill and acquired intangible assets
For the three and nine months ended March 31, 2017, we recognized an impairment charge for goodwill and acquired intangible assets of $9.6 million for our Tradeprint business. Tradeprint has experienced lower than forecasted cash flows as a result of lower operating margins and required investment. We have reduced our long-term expected cash flows for the reporting unit, resulting in the impairment charge for the current quarter.
During the prior year period, we determined that the revenue and profit outlook for the Exagroup business was lower than the initial deal model upon which we based our purchase accounting. We performed a quantitative goodwill analysis which concluded that the fair value of our goodwill was less than the carrying amount, resulting in a goodwill impairment loss of $30.8 million.

Other Consolidated Results
Other (expense) income, net
Other (expense) income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging program and ability to achieve hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute certain currency derivative contracts that do not qualify for hedge accounting. The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
(Losses) gains on derivatives not designated as hedging instruments	$(817)	$(1,505)	$12,737	$4,048
Currency-related (losses) gains, net	(6,304)	(7,656)	5,719	(149)
Other gains	539	158	3,379	4,030
Total other (expense) income, net	$(6,582)	$(9,003)	$21,835	$7,929
During the three months ended March 31, 2017, we recognized net losses of $6.6 million, compared to $9.0 million during the prior comparable period. The reduction in losses primarily relate to the currency exchange rate volatility of our intercompany transactional and financing activities, as well as our currency derivative contracts not designated as hedging instruments.
During the nine months ended March 31, 2017, we recognized net gains of $21.8 million, compared to $7.9 million during the prior comparable period. The increased income relates primarily to gains on our currency derivative contracts as a result of currency exchange rate movements. In addition, during the nine months ended March 31, 2017, we recognized other gains of $3.4 million, which consist primarily of gains related to the sale of marketable securities. During the prior period, we recognized other gains of $4.0 million, primarily related to insurance recoveries.
Interest expense, net
Interest expense, net was $11.6 million and $31.1 million for the three and nine months ended March 31, 2017, respectively, and $10.1 million and $28.4 million, respectively, for the three and nine months ended March 31, 2016. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. We expect interest expense to be higher relative to historical trends as a result of increased borrowing levels on our senior secured credit facility, increased capital lease obligations for machinery and equipment, and if interest rates increase.
Income tax (benefit) provision

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Income tax (benefit) provision	$(17,431)	$(854)	$(7,644)	$8,473
Effective tax rate	29.0%	2.3%	16.9%	20.3%

Income tax benefit was $17.4 million and $7.6 million for the three and nine months ended March 31, 2017, respectively, as compared to a benefit of $0.9 million and expense of $8.5 million for the same prior year periods. The increase in income tax benefit is primarily attributable to greater pre-tax losses for the three and nine months ended March 31, 2017 as compared to a smaller pre-tax loss for the three months ended March 31, 2016 and pre-tax earnings for the nine months ended March 31, 2016. During the three and nine months ended March 31, 2017, we recognized tax benefits of $0.1 million and $4.7 million, respectively, due to share based compensation as compared to $0.7 million and $2.4 million for the comparable prior periods. Income tax benefit for the three and nine months ended March 31, 2017 was increased by $2.6 million related to fiscal 2016 US R&D credits and decreased by $1.1 million related to a reduction in US state deferred tax assets (largely attributable to the National Pen acquisition). Additionally, income tax expense for the nine months ended March 31, 2016 was reduced by $0.9 million related to the extension of the fiscal 2015 US R&D credit.
Reportable Segment Results
Vistaprint business unit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$321,254	$289,901	11%	$986,090	$912,153	8%
Adjusted Net Operating Profit	37,003	42,424	(13)%	122,454	157,352	(22)%
% of revenue	12%	15%		12%	17%
Segment Revenue
Reported revenue for the three and nine months ended March 31, 2017 increased 11% and 8%, to $321.3 million and $986.1 million, respectively, as compared to the three and nine months ended March 31, 2016. The Vistaprint business unit reported revenue growth was negatively affected by currency impacts of 1% and 2% during the three and nine months ended March 31, 2017, respectively. The constant-currency growth of 12% and 10% for three and nine months ended March 31, 2017, respectively, was primarily due to growth in repeat customers, as well as growth in new customer bookings. Performance continues to be stronger in the North American and Australian markets, with improving results in certain European markets. Revenue from our focus product categories including signage, marketing materials and promotional products and apparel is growing faster than the overall segment. In addition, some of our customer value proposition efforts, including our continued roll-out of shipping price reductions, have created revenue headwinds in certain markets, including France, Germany, the Netherlands, United Kingdom and the United States.
Segment Profitability
Adjusted net operating profit decreased for the three and nine months ended March 31, 2017 by $5.4 million and $34.9 million, respectively, to $37.0 million and $122.5 million. The decrease is primarily due to the roll-out of planned investments including shipping price reductions, expanded design services and new product introduction that have negatively impacted gross profit. These increases in planned investments were partially offset by operating expense efficiencies and incremental profits from revenue growth.
Upload and Print business units

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$142,476	$116,356	22%	$426,821	$286,171	49%
Adjusted Net Operating Profit	13,144	15,557	(16)%	43,715	41,195	6%
% of revenue	9%	13%		10%	14%
Segment Revenue
The Upload and Print business units reported revenue for the three and nine months ended March 31, 2017 increased to $142.5 million and $426.8 million, respectively, from $116.4 million and $286.2 million in the prior comparable periods, primarily due to the addition of revenue from our fiscal 2016 acquisition of WIRmachenDRUCK. The reported revenue growth was negatively affected by currency impacts during the three and nine months ended March 31, 2017 of 5% and 3%, respectively. The Upload and Print business units constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 13% for both the three and nine months ended March 31, 2017, primarily driven by continued growth from our Pixartprinting, Printdeal and Exagroup business units. Our growth in constant currency revenue excluding recent acquisitions has moderated as we passed the anniversary of some of the slower-growing acquisitions, and we also have seen some moderation in the growth rates of prior-year acquisitions.
Segment Profitability

Adjusted net operating profit decreased for the three months ended March 31, 2017 by $2.4 million to $13.1 million. The decrease is primarily due to a decline in the profitability of our Tradeprint business, as well as continued investments in oversight, technology, and marketing, partially offset by increases in our WIRmachenDRUCK business unit, which we acquired in fiscal 2016 and did not have a full comparable quarter.
Adjusted net operating profit increased for the nine months ended March 31, 2017 by $2.5 million to $43.7 million. The increase is primarily a result of higher adjusted net operating profit from our acquisition of WIRmachenDRUCK, which is included the entire year to date period in fiscal 2017 as compared to only two months in the comparable 2016 period.
National Pen business unit

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$58,828	n/a	n/a	$58,828	n/a	n/a
Adjusted Net Operating Profit (Loss)	(3,226)	n/a	n/a	(3,226)	n/a	n/a
% of revenue	(5)%	n/a		(5)%	n/a
Segment Revenue
Reported revenue for the three and nine months ended March 31, 2017 was $58.8 million. We acquired National Pen on December 30, 2016 and thus no comparative operating results are presented.
Segment Profitability
Adjusted net operating loss for the three and nine months ended March 31, 2017 was $3.2 million. National Pen profitability has traditionally been highly seasonal, and we expect the first and second quarters of our fiscal year to be its strongest for both revenue and profitability.
All Other business units

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$28,027	$30,560	(8)%	$99,410	$110,515	(10)%
Adjusted Net Operating Profit (Loss)	(9,945)	(3,895)	(155)%	(21,525)	1,844	(1,267)%
% of revenue	(35)%	(13)%		(22)%	2%
Segment Revenue
All Other business units reported revenue for the three and nine months ended March 31, 2017 decreased 8% and 10% to $28.0 million and $99.4 million, respectively, as compared to the prior comparable periods. The constant-currency revenue decline of 9% and 11%, respectively, for the three and nine months ended March 31, 2017 was primarily due to the termination of certain partner contracts in both our Corporate Solutions and Albumprinter businesses. These declines were partially offset by growth in Albumprinter's direct to consumer business and Corporate Solutions' new lines of business, as well as growth in our Most of World portfolio which continues to grow off a relatively small base.
Segment Profitability
Adjusted net operating profit for the three and nine months ended March 31, 2017 decreased to a loss of $9.9 million and $21.5 million, respectively. The decline is primarily due to the reduction in partner related profits of $5.1 million and $16.6 million for the three and nine months ended March 31, 2017, respectively, as well as increased investment in our Corporate Solutions and Most of World business units, partially offset by growth in our Albumprinter brand.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Nine Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$123,644	$195,218
Net cash used in investing activities	(277,506)	(239,319)
Net cash provided by financing activities	123,116	18,312
At March 31, 2017, we had $43.5 million of cash and cash equivalents and $897.6 million of outstanding debt, excluding debt issuance costs and debt discounts. Cash and cash equivalents decreased by $34.0 million during the nine months ended March 31, 2017. During the nine months ended March 31, 2017 we implemented a cash pooling program for certain of our European bank accounts and expect to maintain a lower consolidated cash balance on a prospective basis as we leverage the benefits of the new program. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the nine months ended March 31, 2017 related primarily to the following items:
Cash inflows:

•	Proceeds of debt of $213.7 million, net of payments;

•
Adjustments for non-cash items of $148.2 million primarily related to positive adjustments for depreciation and amortization of $115.8 million, share-based compensation costs of $35.6 million, the change of our contingent earn-out liability of $27.4 million and unrealized currency-related gains of $6.4 million, offset by negative adjustments for non-cash tax related items of $37.8 million;

•	Changes in working capital balances of $15.4 million primarily driven by a decrease in accrued expenses primarily related to a decrease in accrued taxes;

•	Proceeds from the sale of available-for sale securities of $6.3 million; and

•	Proceeds from the sale of assets of $4.2 million.
Cash outflows:

•	Net loss of $37.7 million;

•	Payments for acquisitions, net of cash acquired, of $204.9 million;

•	Purchases of our ordinary shares of $50.0 million;

•
Capital expenditures of $56.9 million of which $29.5 million were related to the purchase of manufacturing and automation equipment for our production facilities, $8.4 million were related to the purchase of land, facilities and leasehold improvements, and $19.0 million were related to computer and office equipment;

•	Internal costs for software and website development that we have capitalized of $28.7 million;

•	Purchase of noncontrolling interests of $20.2 million;

•	Payments for capital lease arrangements of $12.0 million; and

•	Payments of withholding taxes in connection with share awards of $10.8 million.
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2017, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of March 31, 2017, a significant portion of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $26.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit and senior secured credit facility and for general corporate purposes. As of March 31, 2017, we have aggregate loan commitments from our senior secured credit facility totaling $818.0 million. The loan commitments consist of revolving loans of $690.0 million and the remaining term loans of $128.0 million.
We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2017, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

March 31, 2017
Maximum aggregate available for borrowing	$818,000
Outstanding borrowings of senior secured credit facilities	(614,970)
Remaining amount	203,030
Limitations to borrowing due to debt covenants and other obligations (1)	(2,454)
Amount available for borrowing as of March 31, 2017 (2)	$200,576
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of March 31, 2017, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of March 31, 2017 we had $7.6 million outstanding for those obligations that are payable through September 2024.
Our expectations for fiscal year 2017. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for at least the next twelve months. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2017 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

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

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at March 31, 2017 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$44,254	$7,942	$13,408	$10,004	$12,900
Build-to-suit lease	112,393	12,569	25,139	25,139	49,546
Purchase commitments	44,102	34,747	9,355	—	—
Senior unsecured notes and interest payments	380,875	19,250	38,500	38,500	284,625
Other debt and interest payments	674,176	52,748	615,287	3,733	2,408
Capital leases	40,453	13,512	17,464	5,913	3,564
Other	38,866	33,407	5,459	—	—
Total (1)	$1,335,119	$174,175	$724,612	$83,289	$353,043
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.6 million as of March 31, 2017 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 11 to the accompanying consolidated financial statements.

Operating Leases. We rent office space under operating leases expiring on various dates through 2024. Future minimum rental payments required under our leases are an aggregate of approximately $44.3 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $3.7 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 6 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At March 31, 2017, we had unrecorded commitments under contract of $44.1 million, which were primarily composed of commitments for production and computer equipment purchases of approximately $21.3 million. Production and computer equipment purchases relates primarily to a two year purchase commitment for equipment with one of our suppliers. In addition, we had purchase commitments for third-party web services of $5.1 million, professional and consulting fees of approximately $6.1 million, inventory purchase commitments of $5.2 million, commitments for advertising campaigns of $1.9 million, and other unrecorded purchase commitments of $4.6 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. The term loans of $128.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $487.0 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of March 31, 2017 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. In addition, we have term loan debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of March 31, 2017 we had $7.6 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2017, is $40.6 million, net of accumulated depreciation of $23.8 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2017 amounts to $40.5 million.
Other Obligations. Other obligations include an installment obligation of $7.3 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2017. Other obligations also includes the fair value of the contingent earn-out liability related to the WIRmachenDRUCK acquisition of $29.7 million, which is payable at our option in cash or ordinary shares, based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $1.9 million, in aggregate.
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
This non-GAAP financial measure is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, as we have become more acquisitive over recent years we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for our currency forward contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
The table below sets forth operating income and adjusted net operating profit after tax for each of the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
GAAP operating (loss) income	$(41,943)	$(17,531)	$(36,046)	$62,163
Less: Cash taxes attributable to current period (see below)	(4,698)	(8,392)	(18,821)	(19,587)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	13,508	10,879	33,740	30,316
Earn-out related charges (1)	4,882	883	28,139	4,585
Share-based compensation related to investment consideration	375	1,168	5,079	3,705
Certain impairments (2)	9,556	37,582	9,556	40,604
Restructuring related charges	24,790	—	25,890	381
Less: Interest expense associated with Waltham lease	(1,897)	(1,975)	(5,823)	(4,326)
Include: Realized gains on currency derivatives not included in operating income	4,591	1,391	13,318	5,026
Adjusted NOPAT (3)	$9,164	$24,005	$55,032	$122,867

Cash taxes paid in the current period (4)	$15,658	$344	$35,967	$11,089
Less: cash taxes paid and related to prior periods (4)	(2,862)	4,760	(12,186)	2,656
Plus: cash taxes attributable to the current period but not yet paid	(2,508)	2,343	(2,330)	3,982
Plus: cash impact of excess tax benefit on equity awards attributable to current period	44	1,705	4,650	4,350
Plus: cash tax impact of NOPAT exclusion items	(1,537)	—	(1,537)	—
Less: installment payment related to the transfer of intellectual property in a prior year	(4,097)	(760)	(5,743)	(2,490)
Cash taxes attributable to current period	$4,698	$8,392	$18,821	$19,587
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other".
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
As of March 31, 2017, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2017, we had $615.0 million of variable rate debt and $7.3 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of March 31, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.6 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:

•
Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net (loss) income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net (loss) income and non-GAAP financial metrics, such as EBITDA.

Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent EBITDA in order to protect our debt covenants. Since EBITDA excludes non-cash items such as depreciation and amortization that are included in net (loss) income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach. Our most significant net currency exposures by volume are in the Euro and British Pound.
In addition, we elect to execute currency derivatives contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other (expense) income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other (expense) income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $11.5 million and $31.0 million on our income before taxes for the three months ended March 31, 2017 and 2016, respectively.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our inability to purchase or develop technologies and other key assets and capabilities to increase our efficiency, enhance our competitive advantage, and scale our operations;

•	our failure to realize the anticipated benefits of the decentralization of our operations;

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to identify and address the causes of our revenue weakness in some markets;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	our failure to effectively manage competition and overlap within our brand portfolio;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to realize expected returns on our capital allocation decisions;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape;

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth; and

•	general economic conditions.
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

We sell most of our products and services through the Internet. Because the online market for most of our products and services is not mature, our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

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

In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablets and that our website visits using traditional computers may be declining. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. If our customers and potential customers have difficulty accessing and using our websites and technologies, then our revenue could decline.

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

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our two uppermost objectives (leadership in mass customization and maximizing intrinsic value per share) even at the expense of shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net (loss) income and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, the National Pen business we acquired in December 2016 has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented more than 60% of annual operating income in the years ended June 30, 2016, 2015, and 2014. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Demand for our products and services is sensitive to price for almost all of our brands, and changes in our pricing strategies, including shipping pricing, have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenues, profitability, and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

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

As of March 31, 2017, our total debt was $897.6 million, made up of $275.0 million of senior notes, $615.0 million of loan obligations under our credit facility and $7.6 million of other debt. We had unused commitments of $200.6 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of March 31, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.6 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Border controls and duties and restrictions on cross-border commerce may negatively impact our business.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries, and changes in cross-border regulations could have a significant negative effect on our business. For example, the current United States administration has signaled the possibility of major changes in trade policy between the United States and other countries, such as the disallowance of tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products. Because we produce most physical products for our United States customers at our facility in Ontario, Canada and we source most materials for our products outside the United States, major changes in tax policy or trade relations could adversely affect our business and results of operations.
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

Due to our dependence on the Internet for most of our sales, laws specifically governing the Internet, e-commerce, and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. Existing and future laws or unfavorable changes or interpretations of these laws could substantially harm our business and financial results.

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

We may be subject to product liability or environmental compliance claims if people, property, or the environment are harmed by the products we sell.

Some of the products we sell may expose us to product liability or environmental compliance claims relating to issues such as personal injury, death, property damage, or the use or disposal of environmentally harmful substances and may require product recalls or other actions. Any claims, litigation, or recalls could be costly to us and damage our brands and reputation.

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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, including the United States and Switzerland. We continue to assess the impact of various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2017, in order to provide us with flexibility to repurchase our ordinary shares at times when our management believes it may be beneficial for our business, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase authorization expires on May 15, 2018, and we may or may not choose to make repurchases under this authorization.

We did not repurchase any shares during the three months ended March 31, 2017 and 6,300,000 shares remain available for repurchase as described above, subject to certain debt covenant limitations.

The Supervisory Board share repurchase authorization on March 22, 2017 replaced the share repurchase authorization given by the Supervisory Board on February 22, 2016.
Item 6. Exhibits
We are filing the exhibits listed on the Exhibit Index following the signature page to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 27, 2017                       Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1*
Separation Agreement dated February 17, 2017 between Cimpress USA Incorporated and Donald Nelson is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2017

10.2*	Separation Agreement dated February 17, 2017 between Cimpress USA Incorporated and Lawrence Gold
10.3*	Protocol Transactionnel (Settlement Agreement) dated March 22, 2017 between Cimpress France SARL and Ashley Hubka
10.4*	Settlement Agreement dated February 17, 2017 between Vistaprint B.V. and Wilhelm G.A. Jacobs
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
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