Form 10-K
period 2017-06-30
CIMPRESS N.V.
filed 2017-08-11
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
_________________________________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
	Smaller reporting company ☐	(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $2.66 billion on December 31, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 4, 2017, there were 31,303,590 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2017. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

1

CIMPRESS N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2017

PART I
Item 1. Business
Overview
We are a technology driven company that aggregates, largely via the internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We operate in a largely decentralized manner. Our businesses, discussed in more detail below, fulfill orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products on-demand. Those businesses bring their products to market through a portfolio of customer-focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, micro, small and medium sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
Our Priorities
We have two uppermost objectives:

1.	Strategic: To be the world leader in mass customization.

2.
Financial: To maximize intrinsic value per share, defined as (a) the unlevered free cash flow per share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per share.

World Leader in Mass Customization
Cimpress’ strategic objective is to defend and extend its position as the world leader in mass customization. Mass customization is a business model that allows companies to deliver major improvements to customer value across a wide variety of customized printed product categories. Companies that master mass customization are able to produce, with the reliability, quality and affordability of mass production, small individual orders where each one embodies the personal relevance inherent to customized products.

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

•
Large Scale in Small Quantities (what drives our economic engine) - By large scale we mean a large volume of orders; by small quantities we mean small individual orders. Large scale is an important driver of our competitive advantage because increasingly larger volumes of orders allow us to sort and then produce those orders in increasingly focused processes. This allows us to generate economic value by capturing a portion of the per-unit cost difference that exists between relatively high-volume, specialized processes and low volume (job shop) processes. When we have increased the volume of orders that we process and produce we have seen material improvements in quality, product selection, speed and cost. Cimpress' businesses process tens of millions of uniquely customized items per year.

Our Corporate Strategy
We believe the mass customization opportunity is very large, with extremely diverse and continuously changing customer segments, product categories, go-to-market methods, business maturity levels, technologies and emerging opportunities. We face competition from hundreds of smaller, customer-focused companies as well as very large firms. Focus, nimbleness and speed are critical for Cimpress if we are to serve customers well. Given this context, we have chosen a deeply decentralized organizational strategy through which we hope to “stay small as we get big”.
Our strategy is to invest in and build customer-focused, entrepreneurial, mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress by investing in a select few shared capabilities that have the greatest potential to create company-wide value. We limit all other central activities to only those which we believe absolutely must be performed centrally.
Organizational Structure
On January 23, 2017, the Supervisory Board of Cimpress N.V. approved a plan to restructure the company and implement organizational changes that decentralized the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, improve the speed of execution, further develop our cadre of general managers, and release entrepreneurial energy. In order to enact the plan, we transferred approximately 3,000 team members that were part of central teams into our businesses. We also reduced the scope of certain other roles and functions that were previously performed centrally, which led to the termination of approximately 135 team members, and reduction of planned hiring in targeted areas. We also eliminated the positions of four Cimpress executive officers who, as a result, left the company.
Several groups that previously were part of our corporate and global functions, including significant portions of our technology, manufacturing and supply chain, finance, legal and other related groups, have been decentralized into our operating segments. The majority of the groups that transferred into our operating segments joined our Vistaprint business and to a much smaller extent our Upload and Print businesses.

Corporate and global functions now consist primarily of global procurement, a central technology team whose primary focus is building the mass customization platform, and essential corporate services, such as the corporate finance, communications, strategy and legal functions.

Market and Industry Background
Mass Customization Opportunity

Product:	Geography:	Customer:
- Small format	- North America	- Businesses (micro, small,
- Large format	- Europe	medium, large)
- Promotional products and gifts	- Australia/New Zealand	- Graphic designers, resellers,
- Decorated apparel	- South America	and print providers
- Packaging	- Asia Pacific	- Teams, associations and
- Photo products		groups
- Invitations and announcements		- Consumers (home and family)
Large traditional markets undergoing disruptive innovation
We believe that our mass customization business model can deliver great customer value across a diverse set of product applications, including marketing materials such as business cards, brochures, catalogs and flyers; signage and displays; promotional products; writing instruments; decorated apparel and bags; fabrics and textiles; keepsakes and gifts, packaging, photo products, invitations and announcements. Many different customers appreciate access to affordable, high quality, customized products in these categories, including businesses of all sizes, teams, associations and groups, consumers, and resellers and designers who serve customers in these groups.
The product categories and customers listed above constitute a large market opportunity that is highly fragmented. We believe that the vast majority of the markets to which mass customization could apply is still served by traditional business models that force customers either to produce in large quantities per order or to pay a high price per unit.
We believe that these large and fragmented markets are moving away from small traditional suppliers that employ job shop business models to fulfill a relatively small number of customer orders and toward companies such as Cimpress that aggregate a relatively large number of orders and fulfill them via focused supply chain and production capabilities at relatively high volumes, thereby achieving the benefits of mass customization. We believe we are early in the process of what will be a multi-decade shift from job-shop business models to mass customization.

Cimpress' current revenue represents a very small fraction of this market opportunity. Even though we believe Cimpress is the largest single player in this market, there are many other companies who are pursuing mass customization and/or business models that incorporate many aspects of mass customization. These non-traditional suppliers include both large firms and hundreds of focused smaller firms. We believe that Cimpress and competitors who have built their business around a mass customization model are “disruptive innovators” to these large markets because we enable small volume production of personalized high quality products at an affordable price. Disruptive innovation, a term coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as free business cards for the most price sensitive of micro-businesses) and then moves up market, eventually displacing established competitors (such as those in the markets mentioned above).
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
As we continue to evolve as a business, our understanding of these markets and their relative attractiveness is also evolving. Our expansion into the “upload and print” space, promotional products, apparel, gifts and packaging, as well as new geographic markets has significantly increased the size of our addressable market opportunity. We base our market size and attractiveness estimates upon considerable research and analysis; however we consider our estimates to be only approximate. Despite the imprecise nature of our estimates, we believe that our understanding is directionally correct and that we operate in an enormous aggregate market with significant opportunity for Cimpress to grow should we be successful in delivering a differentiated and attractive value proposition to customers.
Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e. still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America and Europe. The addition of other geographies and the consumer products space adds at least 50% to this number:

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

Our Opportunity: Over $100 billion total addressable market in North America and Europe
Our Business
Today’s Cimpress includes 13 previously independent businesses that we have acquired plus Vistaprint and several small startup businesses, which we grew organically. Prior to its acquisition, each of our acquired companies pursued business models which embodied the principles of mass customization. In other words, each provided a standardized set of products that could be configured and customized by customers, could be ordered in relatively low volumes, and could produce via relatively standardized, homogeneous production processes either internally and/or through third parties.
The majority of our businesses are driven by sophisticated, standardized processes and software. These technologies are designed to readily scale as the number of orders received per day increases. In particular, the more individual jobs we receive in a given time period, the more efficiently we can sort and route jobs with homogeneous production processes to given nodes of our internal production systems or of our third party supply chain. This sortation and subsequent process automation improves production efficiency. We believe that our strategy of systematizing our service and production systems enables us to deliver value to customers much more effectively than traditional competitors.
We operate production facilities in Australia, Austria, Brazil, Canada, China, France, India, Ireland, Italy, Japan, Mexico, the Netherlands, the United Kingdom and the United States. Importantly, we also work with a network of several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases we can produce and ship an order the same day we receive it. Our supply chain systems and processes seek to drive reduced inventory and working capital requirements as well as faster delivery to customers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the standard business cards sold by our Vistaprint business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. The current Vistaprint operations for a typical order of 250 business cards in Europe and North America require less than 14 seconds of human labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in purchasing of materials, our self-service ordering, pre-press automation, auto-scheduling and automated manufacturing processes enable us to produce standard business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Achieving this type of efficiency took us more than a decade and required massive volume, significant engineering investments and significant capital. Standard Vistaprint business cards (which account for approximately 28% of the Vistaprint business' total bookings for fiscal 2017) represent a mature, highly refined, and highly profitable example of the power of mass customization. Even though we do not expect many other products to reach this extreme level of automation, we do currently produce multiple other product categories (such as flyers, brochures, signage, mugs, calendars, pens, t-shirts, hats, embroidered soft goods, rubber stamps, photobooks, labels and holiday cards) via analogous methods whose volume and processes are well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable and growing revenue stream.
We believe that the potential for scale-based advantages are not limited to large, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous "long tail" of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long tail product in question; thus our relative efficiency gains remain substantial. For this type of long tail production, we rely heavily on third-party fulfillment partnerships, which allow us to offer a very diverse set of products. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus just a few hundred at Vistaprint traditionally. This deep and broad product offering is important to many customers.
Our Businesses
We have adopted a multi-business approach, which we believe will help us effectively develop value propositions that resonate strongly with very different parts of our large and fragmented addressable market for mass customization. As such, we have structured our organization to provide significant autonomy and decentralization for the individual businesses. We believe that this autonomy allows for greater customer responsiveness, increased focus, and more innovation than if we were to manage our customer value proposition centrally.
We have many localized websites serving countries in North America, Europe, Asia Pacific and South America. Our websites offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design, and place an order on a completely self-service basis or with varying levels of assistance.
As of June 30, 2017, our businesses were organized into the following four reportable segments:

1.	Vistaprint:

Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in these same geographies.

Our Vistaprint business helps more than 17 million micro businesses (companies with fewer than 10 employees) create beautiful, professional quality marketing products at affordable prices and at low volumes. To help our customers market in the digital world, the teams at our Pagemodo and Webs brands develop intuitive DIY solutions that are brought to market via their own brands as well as via the Vistaprint brand.

2.	Upload and Print:
Includes the operations of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses.
Businesses regularly turn to trusted graphic professionals (either internal to their firm or at third parties) for advice and design services in order to create great looking, customized products like magazines, brochures, flyers, catalogs, packaging, posters, presentation folders, signs, banners, logo apparel, business cards, labels, corporate gifts and more. These Cimpress businesses focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skill sets.

Druck.at, based in Austria, is a leading provider of customized web-to-print products including multi-page brochures, folders, flyers, business cards, signs and banners.
Easyflyer, based in France, provides customers with a range of small and large format printed products available online, with a focus on providing the best customer experience.

Exaprint, based in France, is an online printer that exclusively serves the needs of print, design and marketing professionals. It offers a wide range of printed products, with a strong focus on both small format products like business cards, flyers and brochures and large-format products like banners, posters, roll-ups and rigid signage.

Pixartprinting, based in Italy, is a leading web-to-print company serving customers across Europe. The company provides printing services for graphic design agencies, print resellers and local printers.

Printdeal, a Dutch company with a focus on the “upload and print” market, specializes in high-volume, large-format printing. Printdeal also has offices in Belgium.

Tradeprint, a leading online trade printer in the UK, serves local printers, print buyers and graphic arts professionals. Tradeprint offers customized products including flyers, leaflets, business cards, booklets, posters, letterheads and more.

WIRmachenDRUCK, a German web-to-print company, offers graphic designers and print resellers an exciting range of highly customized products at low-cost prices, from promotional products to customized beverage cans.

3.	National Pen:

Includes the global operations of our National Pen business and a few smaller brands that are focused on custom writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses.

On December 30, 2016, we acquired 100% of the equity interests of National Pen Co. LLC, the leading provider of a wide array of customized writing instruments for small- and medium-sized businesses in more than 20 countries. The company also sells other promotional products, including travel mugs, water bottles, tech gadgets and trade show items.
National Pen's scale and vertical integration in writing instruments complements our organic investments in technology and supply chain capabilities for promotional products, apparel and gift offerings. It serves about a million small business customers through a successful direct mail marketing and telesales approach, as well as a small growing e-commerce business.

4.	All Other Businesses:
Includes the operations of our Albumprinter, Most of World, and Corporate Solutions businesses. These businesses have been combined into one reportable segment based on materiality.

Albumprinter, a photo products business serving consumer needs in Europe, including in the Netherlands, Belgium, Sweden, Norway and the United Kingdom, via several brands. On July 21, 2017 we entered into a definitive agreement to sell our Albumprinter business. Refer to Note 2 in the accompanying notes to the consolidated financial statements included in Item 8 of Part II of this Report for additional details.

Corporate Solutions, a business serving the needs of retail partners, small- and medium-sized businesses and third-party merchants and franchise businesses. This is achieved via partnership with third party firms and with two internal startup businesses: Vistaprint Corporate and Cimpress Open.

Most of World, focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. Most of World is a small, but fast growing portfolio, building foundations in regions with large market opportunities.

Our products
Customers visiting our websites can select the type of product they wish to design from our broad range of available products and services for the business, reseller and home and family markets. The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, decorated apparel, promotional products and gifts, packaging, textiles and magazines and catalogs.
Central procurement
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
Our Proprietary Technology, including our Mass Customization Platform
We rely on our advanced proprietary technology to market to, attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to aggregate and produce multiple orders from all over the world. Technology is core to our competitive advantage, as without it we would not be able to produce custom orders in small quantities while achieving the economics that are more analogous to mass produced items.
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Over the past few years, many of our businesses have begun to modernize and modularize their technology to enable us to launch new products, provide a better customer experience, more easily connect to our mass customization platform technologies, and, where it makes sense, to leverage third-party technologies where we do not need to bear the cost of maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as a shopping cart or customer reviews, which are areas that we can benefit from providing a more e-commerce standard experience, and better leverage engineering resources to focus on technologies from which we derive competitive advantage.
We are currently building a mass customization platform, which is a collection of software services, application programming interfaces and related technology that can be leveraged across our businesses and third parties. Different businesses can deploy different combinations of these services, depending on what capabilities these businesses need to complement their existing technology stack. This multi-year investment is still in its early stages, though many of our businesses are leveraging some of the technologies that have already been developed and/or shared by other businesses. The capabilities that are available in the mass customization platform today include customer-facing technologies, such as those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The anticipated benefits of the mass customization platform include improved speed to market for new product introduction, and more cost-efficient cost of production and customer delivery. Over time, we believe we can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings and shared technology development costs.
Technology Development
We intend to continue developing and enhancing our customer-facing and manufacturing, supply chain and logistics technologies and processes. We have designed (and/or are upgrading) our website technologies and infrastructure to accommodate future geographic expansion and growth in the number of customer visits, orders, and product and service offerings. This architecture makes our applications highly scalable and offers our customers fast system responsiveness. In addition, our production technologies for aggregating jobs in preparation for manufacturing are designed to readily scale as we grow. We have engineering and research and development centers in multiple businesses. We also develop technology centrally, primarily at our offices in Switzerland, India, the Netherlands, the Czech Republic and the United States. We are constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering disciplines such as automation, manufacturing, choice of equipment, product manufacturability, materials science, process control and color control. Our technology and development expenses were approximately $243 million (11% of total revenues), $210 million (12% of total revenues) and $187 million (12% of total revenues) in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
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
As we expand our geographic reach, product and service portfolio and customer base, our competition increases. Our geographic expansion creates competition with companies that have a multi-national presence as well as experienced local firms. Product offerings such as photo products, websites, email marketing, signage, apparel and promotional products have resulted in new competition as we entered those markets. We encounter competition from large retailers offering a wide breadth of products and highly focused companies specializing in a subset of our customers or product offerings. Given the state of maturity of the online mass customization market, we believe that in aggregate, offline providers remain our biggest competition.
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
Environmental Responsibility
We regularly evaluate ways to minimize the impact of our operations on the environment. Our past efforts have substantially reduced the energy consumption of our operations. In fiscal 2017, we converted the vast majority of the paper we use in our Cimpress owned production facilities to FSC (Forest Stewardship Council) certified paper. FSC is an international non-profit organization committed to promoting the practice of sustainable forestry worldwide. FSC certification confirms that the paper comes from responsibly managed forests that meet FSC’s environmental and social standards.
Also, in fiscal 2017, we conducted an extensive planning process to reduce Cimpress’ carbon emissions at a rate in line with science-based targets established in 2015 by the United Nations Global Compact and others. As a result, we are embarking on a path to reduce emissions, through a combination of abatement measures and renewable energy sourcing.
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, and trademarks and contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to, and distribution of, our proprietary information.
As of June 30, 2017, we held 295 issued patents worldwide, and we continue to file new patent applications around the world. Subject to our continued payment of required patent maintenance fees, our currently issued patents will expire between December 2017 and June 2035. We hold 222 trademark registrations in various jurisdictions globally.
Business Segment and Geographic Information
As of June 30, 2017, our reportable operating segments consisted of (a) Vistaprint, (b) Upload and Print, which includes our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses, (c) National Pen, which includes the global operations of our National Pen business, and (d) All Other Businesses, which include our Albumprinter business, our Most of World businesses and our Corporate Solutions business. Our Most of World businesses operate in China, India and Japan and (via partial equity ownership) Brazil. For more segment and geographic information about our revenues, adjusted net operating profit and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 16 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this section apply to all of our operating segments.
Seasonality
Our profitability has historically been highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts.

Operating income during the second fiscal quarter represented 86%, and 62% of annual operating income in the years ended June 30, 2016 and 2015, respectively, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter remained the only profitable quarter during the year.
Employees
As of June 30, 2017, we had approximately 10,700 full-time and approximately 900 temporary employees worldwide.
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

We may not achieve our long-term objectives, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include, among others:

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

•	our inability to purchase or develop technologies and other key assets and capabilities to increase our efficiency, enhance our competitive advantage, and scale our operations;

•	our failure to realize the anticipated benefits of the decentralization of our operations;

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains;

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers;

•	our failure to address inefficiencies and performance issues in some of our businesses and markets;

•	our failure to sustain growth in relatively mature markets;

•	our failure to promote, strengthen, and protect our brands;

•	our failure to effectively manage competition and overlap within our brand portfolio;

•	the failure of our current and new marketing channels to attract customers;

•	our failure to realize expected returns on our capital allocation decisions;

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape;

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth; and

•	general economic conditions.
If our strategy is not successful, then our revenue, earnings, and value may not grow as anticipated or may decline, we may not be profitable, our cash flow may be negatively impacted, our reputation and brands may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.

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

We sell most of our products and services through the Internet. Because the online market for most of our products and services is not mature, our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us as an online retailer include:

•	concerns about buying customized products without face-to-face interaction with design or sales personnel;

•	the inability to physically handle and examine product samples before making a purchase;

•	delivery time associated with Internet orders;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed or lost shipments or shipments of incorrect or damaged products;

•	limited access to the Internet; and

•	the inconvenience associated with returning or exchanging purchased items.

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

A primary component of our business strategy is to promote and strengthen our brands to attract new and repeat customers, and we face significant competition from other companies in our markets who also seek to establish strong brands. To promote and strengthen our brands, we must incur substantial marketing expenses and establish a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of our resources. Our ability to provide a high-quality customer experience is also dependent on external factors over which we may have little or no control, such as the reliability and performance of our suppliers, third-party carriers, and communication infrastructure providers. If we are unable to promote our brands or provide customers with a high-quality customer experience, we may fail to attract new customers, maintain customer relationships, and sustain or increase our revenues.
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

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	financing costs;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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
A key component of our strategy is the development of a mass customization platform. The process of developing new technology is complex, costly, and uncertain, and the development effort could be disruptive to our business and existing systems. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our mass customization platform will be successful and make us more effective and competitive. As a result, there can be no assurance that we will successfully complete the development of the platform or that we will realize expected returns on the capital expended to develop the platform.
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

We are a global company with production facilities, offices, and localized websites in many countries across six continents, and we have decentralized our organizational structure and operations. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions and markets in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple locations, businesses, and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	our failure to improve and adapt our financial and operational controls to manage our decentralized business and comply with our legal obligations;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners;

•	our failure to properly understand and develop graphic design content and product formats and attributes appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries or in some sales channels and markets;

•	difficulty expatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

There is considerable uncertainty about the economic and regulatory effects of the United Kingdom's exit from the European Union (commonly referred to as "Brexit"). The UK is one of our largest markets in Europe, but we currently ship products to UK customers primarily from continental Europe. If Brexit results in greater restrictions on imports and exports between the UK and the EU or increased regulatory complexity, then our operations and financial results could be negatively impacted.

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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, the National Pen business we acquired in December 2016 has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented more than 60% of annual operating income in the years ended June 30, 2016 and 2015, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter remained the only profitable quarter during the year. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, more focus on a given subset of our business, or significantly greater financial, marketing, and other resources. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions. In addition, we have in the past and may in the future choose to collaborate with some of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and financial results. It is possible, however, that such ventures will be unsuccessful and that our competitive position and financial results will be adversely affected as a result of such collaboration.

Failure to meet our customers' price expectations would adversely affect our business and results of operations.

Demand for our products and services is sensitive to price for almost all of our businesses, and changes in our pricing strategies, including shipping pricing, have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenues, profitability, and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, our competitors' pricing and marketing strategies, and the effects of inflation. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

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

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands, any of which could have an adverse effect on our business. In addition, the regulatory landscape is constantly changing, as various regulatory bodies enact new laws concerning privacy, data retention, data transfer and data protection. For example, the recent General Data Protection Regulation in Europe includes operational and compliance requirements that are different than those currently in place and also includes significant penalties for non-compliance. Complying with these varying and changing requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

We rely heavily on email to market to and communicate with customers, and email communications are subject to regulatory and reputation risks.

Various private entities attempt to regulate the use of commercial email solicitation by blacklisting companies that the entities believe do not meet their standards, which results in those companies' emails being blocked from some Internet domains and addresses. Although we believe that our commercial email solicitations comply with all applicable laws, from time to time some of our Internet protocol addresses appear on some of these blacklists, which can interfere with our ability to market our products and services, communicate with our customers, and operate and manage our websites and corporate email accounts. Further, we have contractual relationships with partners that market our products and services on our behalf, and some of our marketing partners engage third-party email marketers with which we do not have any contractual or other relationship. Although our contracts with our partners generally require that they comply with all applicable laws relating to email solicitations, we do not always have control over the third-party email marketers that our partners engage. If one of our partners or another third party were to send emails marketing our products and services in violation of applicable anti-spam or other laws, then our reputation could be harmed and we could potentially be liable for their actions.

We are subject to safety, health, and environmental laws and regulations, which could result in liabilities, cost increases, or restrictions on our operations.

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

As of June 30, 2017, our total debt was $882.6 million, made up of $275.0 million of senior notes, $600.0 million of loan obligations under our credit facility and $7.5 million of other debt. We had unused commitments of $211.8 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.4 million over the next 12 months. Although we generally enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Border controls and duties and restrictions on cross-border commerce may negatively impact our business.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries, and changes in cross-border regulations could have a significant negative effect on our business. For example, the current United States administration has signaled the possibility of major changes in trade policy between the United States and other countries, such as the disallowance of tax deductions for imported merchandise or the imposition of additional tariffs or duties on imported products. Because we produce most physical products for our United States customers at our facilities in Canada and Mexico and we source most materials for our products outside the United States, including large amounts of sourcing from China, major changes in tax policy or trade relations could adversely affect our business and results of operations.
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

We contract with multiple business partners in an increasing number of jurisdictions worldwide, including sourcing the raw materials for the products we sell from an expanding number of suppliers and contracting with third-party merchants and manufacturers for the placement and fulfillment of customer orders. Although we require our suppliers, fulfillers, and merchants to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, we cannot control their business practices. We may not be able to adequately vet, monitor, and audit our many business partners (or their suppliers) throughout the world, and our decentralized structure heightens this risk, as not all of our businesses have equal resources to manage their business partners. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

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

In addition, an independent foundation, Stichting Continuïteit Cimpress, or the Foundation, exists to safeguard the interests of Cimpress N.V. and its stakeholders, which include but are not limited to our shareholders, and to assist in maintaining Cimpress' continuity and independence. To this end, we have granted the Foundation a call option pursuant to which the Foundation may acquire a number of preferred shares equal to the same number of ordinary shares then outstanding, which is designed to provide a protective measure against unsolicited take-

over bids for Cimpress and other hostile threats. If the Foundation were to exercise the call option, it may prevent a change of control or delay or prevent a takeover attempt, including a takeover attempt that might result in a premium over the market price for our ordinary shares. Exercise of the preferred share option would also effectively dilute the voting power of our outstanding ordinary shares by one half.

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

We believe that we were not a PFIC for the tax year ended June 30, 2017 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property including the following manufacturing operations that provide support across our businesses:

•	A 582,000 square foot facility located near Windsor, Ontario, Canada primarily services our Vistaprint business.

•	A 492,000 square foot facility located in Shelbyville, Tennessee, USA, primarily services our National Pen business.

•	A 362,000 square foot facility located in Venlo, the Netherlands primarily services our Vistaprint business.

•	A 130,000 square foot facility located in Kisarazu, Japan primarily services our Japanese market.

•	A 124,000 square foot facility located in Deer Park, Australia primarily services our Vistaprint business.

•	A 97,000 square feet, located near Montpellier, France primarily services our Upload and Print businesses.

As of June 30, 2017, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vistaprint	640,799	Technology development, marketing, customer service and administrative	December 2018 - November 2026
Upload & Print	584,837	Technology development, marketing, customer service, manufacturing and administrative	July 2017 - December 2025
National Pen	314,533	Marketing, customer service, manufacturing and administrative	December 2022 - April 2027
All Other Businesses	258,453	Technology development, marketing, customer service, manufacturing and administrative	July 2017 - August 2023
Other (2)	86,902	Corporate strategy, technology development and prototyping laboratory	May 2018 - June 2023
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
Item 3. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 17 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Report.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2017, there were approximately 11 holders of record of our ordinary shares, although there is a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2016:
First Quarter	$86.95	$63.15
Second Quarter	$94.57	$74.57
Third Quarter	$91.84	$67.89
Fourth Quarter	$101.77	$86.93

Fiscal 2017:
First Quarter	$104.18	$88.31
Second Quarter	$102.95	$80.47
Third Quarter	$99.99	$79.15
Fourth Quarter	$94.47	$78.80

Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, purchase our ordinary shares, or pay down our debt. Under Dutch law, we may pay dividends only out of profits shown on our annual accounts prepared in accordance with Dutch generally accepted accounting principles and adopted by our shareholders, and only to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, as further described in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 10 - Debt," and in Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.
Issuer Purchases of Equity Securities
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

We did not repurchase any shares during the three months ended June 30, 2017, and 6,300,000 shares remain available for repurchase under this program, subject to certain limitations imposed by our debt covenants.

Performance Graph

The following graph compares the cumulative total return to shareholders of Cimpress N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2012 and the relative performance of each investment is tracked through June 30, 2017.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2012	2013	2014	2015	2016	2017
Cimpress N.V.	$100.00	$152.85	$125.26	$260.56	$286.32	$292.66
NASDAQ Composite	100.00	117.69	155.50	177.19	173.36	221.11
RDG Internet Composite	100.00	127.63	177.39	194.48	237.94	320.94
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

	Year Ended June 30,
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$2,135,405	$1,788,044	$1,494,206	$1,270,236	$1,167,478
Net (loss) income attributable to Cimpress N.V.	(71,711)	54,349	92,212	43,696	29,435
Net (loss) income per share attributable to Cimpress N.V.:
Basic	$(2.29)	$1.72	$2.82	$1.33	$0.89
Diluted	$(2.29)	$1.64	$2.73	$1.28	$0.85
Shares used in computing net (loss) income per share attributable to Cimpress N.V.:
Basic	31,291,581	31,656,234	32,644,870	32,873,234	33,209,172
Diluted	31,291,581	33,049,454	33,816,498	34,239,909	34,472,004

	Year Ended June 30,
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$156,736	$247,358	$242,022	$153,739	$141,808
Purchases of property, plant and equipment	(74,157)	(80,435)	(75,813)	(72,122)	(78,999)
Purchases of ordinary shares	(50,008)	(153,467)	—	(42,016)	(64,351)
Business acquisitions, net of cash acquired	(204,875)	(164,412)	(123,804)	(216,384)	—
Net proceeds of debt	196,933	167,316	54,207	207,946	8,051

	Year Ended June 30,
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (f)	$25,697	$85,319	$110,494	$76,365	$50,065
Working capital (f)	(203,482)	(135,095)	(89,580)	(83,560)	(54,795)
Total assets	1,679,869	1,463,869	1,299,794	985,495	598,632
Total long-term debt, excluding current portion (g)	847,730	656,794	493,039	408,150	227,700
Total shareholders’ equity	75,212	166,076	249,419	232,457	189,561
___________________
(a) Includes the impact of the acquisition of National Pen on December 30, 2016. See Note 7 in our accompanying financial statements in this Report for a discussion of this acquisition.
(b) Includes the impact of the acquisitions of Litotipografia Alcione S.r.l. on July 29, 2015, Tradeprint Distribution Limited on July 31, 2015, and WIRmachenDRUCK GmbH on February 1, 2016. See Note 7 in our accompanying financial statements in this Report for a discussion of these acquisitions.
During fiscal 2016, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense, these benefits were historically recognized in equity. As the standard required a prospective method of adoption, our fiscal 2017 and 2016 net income includes $8.0 million and $3.5 million income tax benefits, respectively, due to the adoption that did not occur in the prior comparable periods presented above.
(c) Includes the impact of the acquisitions of FotoKnudsen AS on July 1, 2014, FL Print SAS on April 9, 2015, Exagroup SAS on April 15, 2015 and druck.at Druck-und Handelsgesellschäft mbH on April 17, 2015, as well as our investment in Printi LLC on August 7, 2014. See Notes 7, 14 and 15 in our accompanying financial statements in this Report for a discussion of these transactions.
(d) Includes the impact of the acquisitions of Printdeal B.V. on April 1, 2014 and Pixartprinting S.p.A. on April 3, 2014, as well as our investment in a joint business arrangement with Plaza Create Co. Ltd. in February 2014.
(e) Includes the impact of our July 10, 2012 equity investment in Namex Limited. During the fourth quarter of fiscal 2014 we disposed of this investment and recognized a loss on the sale of $12.7 million.

(f) We define working capital as current assets less current liabilities. Our working capital profile has evolved since fiscal 2013 as we have made long-term investments that seek to drive shareholder value through acquisitions, ordinary share purchases, and other strategic initiatives. We have financed these investments through a mix of cash on hand, cash flows generated from operations and external debt financing.
(g) On March 24, 2015, we completed a private placement of $275.0 million of 7.0% senior unsecured notes due 2022. The proceeds from the sales of the notes were used to repay existing outstanding indebtedness under our unsecured line of credit, the indebtedness outstanding under our senior secured credit facility and for general corporate purposes. See Note 10 in our accompanying financial statements in this Report for additional discussion. The year-over-year increases in long-term debt have largely been driven by the funding of our recent acquisitions, as outlined in Note 7.

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
Executive Overview
We are a technology driven company that aggregates, largely via the internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We operate in a largely decentralized manner. Our businesses, discussed in more detail below, fulfill orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products on-demand. Those businesses bring their products to market through a portfolio of customer-focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, micro, small and medium sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
As of June 30, 2017, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint- digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses. All Other Businesses segment includes the operations of our Albumprinter, Most of World and Corporate Solutions businesses.
Financial Summary
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income and adjusted net operating profit after tax (NOPAT). A summary of these key financial metrics for the year ended June 30, 2017 as compared to the year ended June 30, 2016 follows:
Fiscal Year 2017

•	Reported revenue increased by 19% to $2,135.4 million.

•	Consolidated constant-currency revenue increased by 21% and excluding acquisitions completed in the last four quarters increased by 8%.

•	Operating income decreased $123.9 million to an operating loss of $45.7 million.

•	Adjusted NOPAT decreased $75.2 million to $64.6 million.
For our fiscal year 2017, the increase in reported revenue growth was primarily due to the addition of the revenue of our WIRmachenDRUCK business, which we acquired in fiscal 2016 and therefore only partially contributed to the prior comparative period, and our recently acquired National Pen business, as well as continued growth in the Vistaprint business and Upload and Print businesses acquired more than twelve months prior.
The following items negatively impacted our operating income for the year ended June 30, 2017, leading to the decrease in operating income as compared to the prior period:

•
Increased organic investments in fiscal year 2017 compared to fiscal year 2016, which materially weighed on profitability. These investments include costs that impact our gross profit such as shipping price reductions, expanded design services, and new product introduction.

•
Significant acquisition-related expense associated with our WIRmachenDRUCK contingent earn-out arrangement, due to its continued strong performance, as well as $7.1 million of amortization expense for acquired intangible assets of our newly acquired National Pen business.

•	Restructuring-related charges related to our reorganization, which was announced in January 2017, resulting in one-time employee termination costs as well as third party professional fees.

•	Declines from the termination of two partner contracts within our Albumprinter and Corporate Solutions businesses.

•	Increased third-party fulfillment and shipping costs during the second quarter of fiscal 2017 due to production inefficiencies in our Vistaprint business.

•
Increased share-based compensation, excluding restructuring related charges, during the current fiscal year primarily driven by our new long-term incentive program and the accelerated vesting of equity awards from two acquisition-related arrangements.

The decrease in adjusted NOPAT (a non-GAAP financial measure) was also negatively impacted by the items described above, with the exception of the restructuring-related charges, the expense associated with our WIRmachenDRUCK contingent earn-out arrangement and the National Pen intangible asset amortization, as these expenses are excluded from adjusted NOPAT.
Primarily as a result of the organizational changes announced on January 25, 2017, we incurred aggregate pre-tax restructuring charges of $26.7 million during the year ended June 30, 2017. The restructuring is substantially complete and we do not expect material charges in future quarters related to these changes. In fiscal 2018 as compared to the current period, we expect to realize net operating expense savings of approximately $50 million and pre-tax cash flow from operations savings of approximately $35 million, as a result of these reductions in headcount and related non-compensation savings.
Consolidated Results of Operations
Consolidated Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
For the years ended June 30, 2017 and 2016, our reported revenue increased, primarily due to the addition of revenue from our WIRmachenDRUCK business acquired on February 1, 2016 and our National Pen business acquired on December 30, 2016. Currency fluctuations negatively impacted our fiscal 2017 and 2016 reported revenue growth. The increases in constant-currency revenue excluding acquisitions for which there is no comparable year-over-year revenue were driven by continued growth in the Vistaprint business, as well as growth in our Upload and Print businesses acquired more than twelve months prior, which were partially offset by declines from the termination of two partner contracts within our Albumprinter and Corporate Solutions businesses.

Total revenue by reportable segment for the years ended June 30, 2017, 2016 and 2015 is shown in the following tables:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency revenue growth
	2017 (1)	2016 (2)	% Change	(Favorable)/Unfavorable	Revenue Growth (4)	(Favorable)/Unfavorable	Excluding acquisitions (5)
Vistaprint	$1,305,285	$1,217,162	7%	2%	9%	—%	9%
Upload and Print	588,613	432,638	36%	3%	39%	(26)%	13%
National Pen	112,712	—	100%	—%	100%	(100)%	—%
All Other Businesses	128,795	138,244	(7)%	—%	(7)%	—%	(7)%
Total revenue	$2,135,405	$1,788,044	19%	2%	21%	(13)%	8%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency revenue growth
	2016 (2)	2015 (3)	% Change	(Favorable)/Unfavorable	Revenue Growth (4)	(Favorable)/Unfavorable	Excluding acquisitions (5)
Vistaprint	$1,217,162	$1,149,706	6%	4%	10%	—%	10%
Upload and Print	432,638	197,075	120%	7%	127%	(100)%	27%
National Pen	—	—	—%	—%	—%	—%	—%
All Other Businesses	138,244	147,425	(6)%	8%	2%	—%	2%
Total revenue	$1,788,044	$1,494,206	20%	4%	24%	(13)%	11%
_________________
(1) Fiscal 2017 includes the impact of National Pen from its acquisition date of December 30, 2016 in our National Pen segment.
(2) Fiscal 2016 includes the impact of Alcione, Tradeprint and WIRmachenDRUCK from their respective acquisition dates in our Upload and Print segment
(3) Fiscal 2015 includes from their respective acquisition dates, the impact of FotoKnudsen and Printi which are part of our All Other Businesses segment, as well as Easyflyer, Exagroup and druck.at which are part of our Upload and Print segment
(4) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar.
(5) Constant-currency revenue growth excluding acquisitions, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal 2016 acquisitions is excluded from fiscal 2017 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from Tradeprint, which we acquired in Q1 2016, is excluded from Q1 2017 revenue growth since there are no full quarter results in the comparable period, but revenue from Tradeprint is included in Q2, Q3, and Q4 2017 revenue growth.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products sold by us. Cost of revenue as a percent of revenue increased during the year ended June 30, 2017, primarily due to costs associated with new product and service launches, introduction of lower margin products, increased third-party fulfillment and shipping costs, and the increased weight of our Upload and Print portfolio, which as a percentage of revenue has higher cost of revenue than our traditional business.

	Year Ended June 30,
	2017	2016	2015
Cost of revenue	$1,036,975	$773,640	$568,572
% of revenue	48.6%	43.3%	38.1%

For the year ended June 30, 2017, our cost of revenue increased due to $123.6 million of additional costs from our Upload and Print businesses, primarily due to the impact of our fiscal 2016 WIRmachenDRUCK acquisition which only partially contributed to the prior comparable period. In addition, the costs from our Vistaprint business increased by $91.1 million, primarily due to increased production volume; product mix; and planned investments including expanded design services, new product introduction, including via third-party fulfillers, and shipping price reductions that also result in higher shipping costs. The Vistaprint business also recognized higher costs from production inefficiencies in our second fiscal quarter resulting from higher temporary labor costs at our Canadian production facility, as well as inefficiencies that caused us to quickly turn to more expensive third-party fulfillers and use more expedited shipping during the peak holiday season. We recognized an additional $48.6 million of manufacturing costs from our National Pen business, which was acquired on December 30, 2016 and is therefore not included in the comparable period.
Cost of revenue for the year ended June 30, 2016 increased due to $157.5 million of higher costs in our Upload and Print businesses, largely due to incremental manufacturing costs of $143.8 million from our fiscal 2016 acquisitions of WIRmachenDRUCK and Tradeprint and increased manufacturing volume from our Pixartprinting and Printdeal businesses. In addition, the Vistaprint cost of revenue increased by $44.5 million, due to increased costs associated with production volume and product mix of $38.6 million and an $11.0 million loss for the abandonment of various proprietary production technologies, partially offset by aggregate benefits of currency, productivity and efficiency gains of $5.1 million.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the periods:

In thousands

	Year Ended June 30,
	2017	2016	2015
Technology and development expense	$243,230	$210,080	$186,770
% of revenue	11.4%	11.7%	12.5%
Marketing and selling expense	$610,932	$508,502	$472,079
% of revenue	28.6%	28.4%	31.5%
General and administrative expense	$207,569	$145,844	$142,996
% of revenue	9.7%	8.2%	9.6%
Amortization of acquired intangible assets	$46,145	$40,563	$24,263
% of revenue	2.2%	2.3%	1.6%
Restructuring expense	$26,700	$381	$3,202
% of revenue	1.3%	0.0%	0.2%
Impairment of goodwill and acquired intangible assets	$9,556	$30,841	$—
% of revenue	0.4%	1.7%	—%
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
The growth in our technology and development expenses of $33.2 million for the year ended June 30, 2017 as compared to the prior comparative period was primarily due to increased headcount-related expenses in our technology development and information technology support organizations of $15.8 million. The increase in headcount supports the continued development of our software-based mass customization platform as well as investments to enhance existing capabilities and address each of our businesses' specific needs. This increase is partially offset by headcount reductions as a result of the third quarter fiscal 2017 restructuring initiative. All employee severance related charges are reflected separately in restructuring expense. Additionally, our recent acquisition of National Pen has resulted in increased technology and development expenses of $5.9 million for the year ended June 30, 2017, without costs in the prior comparable period. Other increases in technology and development expense include technology infrastructure-related costs, primarily due to increased IT cloud service costs, as well as software maintenance and licensing costs.
The growth in our technology and development expenses of $23.3 million for the year ended June 30, 2016 as compared to the prior comparative period was due to increased payroll, share-based compensation and facility-related costs of $14.7 million, as a result of increased headcount in our technology development and information technology support organizations. The increase in headcount is partly due to increases in software and manufacturing engineering resources related to the development of a software-based mass customization platform as well as expand product offerings, and partly due to headcount from acquired businesses. Technology infrastructure-related costs increased by $8.8 million, primarily due to increased software maintenance and licensing costs, as well as increased IT cloud service costs. Other technology and development expenses increased by $0.8 million primarily due to increased depreciation expense related to increased investments in computer software and equipment. Also during the year ended June 30, 2016, we had higher net capitalization of software costs of $1.0 million, due to an increase in costs that qualified for capitalization during the fiscal year.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint and National Pen businesses have higher marketing and selling costs structures, as compared to our Upload and Print businesses.
Our marketing and selling expenses increased by $102.4 million during the year ended June 30, 2017 as compared to the prior comparative period, primarily due to the addition of National Pen which incurred $47.9 million of marketing and selling expense during the year ended June 30, 2017 primarily for direct-mail advertising and telesales costs that were not in our prior comparable period. In addition, advertising expense increased by $31.8 million, which is primarily a result of additional advertising spend in the Vistaprint business. Other increases include payroll and employee-related costs, inclusive of share-based compensation, as we expanded our marketing and customer service, sales support organization through our recent acquisitions and continued investment in the Vistaprint business customer service resources in order to provide higher value services to our customers.
Our marketing and selling expenses increased by $36.4 million during the year ended June 30, 2016 as compared to the prior period primarily due to increased advertising expense of $19.6 million as a result of product-focused television ad investments in both the U.S. and Canada during the first quarter of fiscal 2016 as well as strategic investments in certain European markets which included increased paid search and television ad spend during the fourth quarter of fiscal 2016 for the Vistaprint business. In addition, increased activity from the businesses we acquired during the fiscal years 2016 and 2015 also contributed to the increase in advertising expense. Our payroll and facility-related costs, inclusive of share-based compensation, increased $8.6 million, as we expanded our marketing and customer service, sales and design support organization through our recent acquisitions and continued investment in the Vistaprint businesses customer service resources in order to provide higher value services to our customers. Payment processing and third-party services were $5.7 million higher than the prior period, primarily due to increased order volumes. Other marketing and selling costs increased by $2.5 million, primarily due to increased travel and training costs.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and central procurement.
During the year ended June 30, 2017, general and administrative expenses increased by $61.7 million, as compared to the prior comparative period, driven by $37.3 million of incremental expense for the WIRmachenDRUCK earn-out primarily due to continued strong performance during fiscal 2017 and our expectation that a maximum payout will be achieved. Payroll, share-based compensation and facility-related costs increased by $12.0 million, due to additional expense recognized for the acceleration of vesting terms of certain restricted share awards associated with our investment in Printi and acquisition of Tradeprint, as well as an increase in share-based compensation resulting from our new long-term incentive program. These increases are partially offset by the decrease in compensation expense due to headcount reductions as a result of the third quarter fiscal 2017 restructuring initiative. We also recognized an additional $12.4 million of expense from our acquisition of National Pen.
During the year ended June 30, 2016 our general and administrative expenses increased by $2.8 million, as compared to the prior period. The increase in fiscal 2016 was partially driven by increased payroll and facility-related costs of $4.5 million, as compared to the prior comparative period. We incurred additional expense of $6.0 million during the year ended June 30, 2016, related to contingent compensation arrangements from our WIRmachenDRUCK and Easyflyer acquisitions. In addition, our employee travel, training, and recruitment costs and third-party professional fees increased by $3.8 million, as compared to the prior comparative period. Other general and administrative costs increased by $3.4 million, which primarily related to third-party consulting fees. The increase was partially offset by the recognition of $14.9 million of expense during the year ended June 30, 2015, to remeasure the contingent consideration liabilities related to the Printdeal and Pixartprinting acquisitions which did not recur in fiscal 2016.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks. Amortization of acquired intangible assets increased by $5.6 million during the year ended June 30, 2017, as compared to the year ended June 30, 2016, primarily due to amortization for our fiscal 2017 acquisition of National Pen and fiscal 2016 acquisition of WIRmachenDRUCK.
Amortization of acquired intangible assets increased $16.3 million during the year ended June 30, 2016 as compared to the year ended June 30, 2015, primarily due to our fiscal 2016 acquisitions of WIRmachenDruck and Tradeprint, as well as a full year of amortization related to our fiscal 2015 acquisitions.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of a restructuring initiative, inclusive of employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets.
The restructuring expense of $26.7 million that was recognized during the year ended June 30, 2017 consists of costs directly incurred as a result of our January 2017 restructuring initiative, inclusive of employee-related termination costs, third-party professional fees and our write-off of abandoned assets. Refer to Note 18 for additional details regarding the restructuring plan.
Impairment of goodwill and acquired intangible assets
For the years ended June 30, 2017 and 2016, we recognized impairment charges of $9.6 million and $30.8 million for our Tradeprint and Exagroup reporting units, respectively. These impairments were a result of their under performance during the impairment period, combined with lower profit outlooks when compared to the initial deal model upon which we based our purchase accounting. There were no impairment charges related to goodwill or acquired intangible assets during the year ended June 30, 2015. Refer to Note 8 for additional information relating to the impairments.
Other Consolidated Results
Other income, net
Other income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging program and ability to achieve hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute certain currency derivative contracts that do not qualify for hedge accounting. The following table summarizes the components of other income:

	Year Ended June 30,
	2017	2016	2015
Gains on derivatives not designated as hedging instruments	$936	$14,026	$9,317
Currency-related gains, net	5,577	6,864	10,245
Other gains	3,849	5,208	572
Total other income, net	$10,362	$26,098	$20,134
The decrease in net gains during the year ended June 30, 2017, when compared to the prior comparative periods, is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect this volatility to continue in future periods as we do not currently apply hedge accounting for most of our derivative currency contracts. We also experienced lower currency-related gains due to currency exchange rate volatility on our non-functional currency intercompany relationships. These lower net gains are partially offset by the impact of certain cross-currency swap contracts designated as cash flow hedges.
In addition, during the year ended June 30, 2017, we recognized other gains of $3.8 million, which consist primarily of gains related to the sale of marketable securities. During fiscal year 2016, we recognized other gains of $5.2 million, primarily related to insurance recoveries.
Interest expense, net
Interest expense, net was $44.0 million, $38.2 million, and $16.7 million for the years ended June 30, 2017, 2016 and 2015, respectively. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. We expect interest expense to be higher relative to historical trends as a result of increased borrowing levels on our senior secured credit facility which was expanded in July 2017, increased capital lease obligations for machinery and equipment, and if interest rates increase. Refer to Note 10 for additional details.
Income tax (benefit) provision

	Year Ended June 30,
	2017	2016	2015
Income tax (benefit) provision	$(7,118)	$15,684	$10,441
Effective tax rate	9.0%	23.7%	10.5%

The increase in income tax benefit for the year ended June 30, 2017 from income tax expense in prior periods is primarily attributable to pre-tax losses for the year ended June 30, 2017 as compared to pre-tax earnings for the fiscal years ended June 30, 2016 and 2015. This, combined with a more favorable geographical mix of earnings in fiscal year 2017, has resulted in a lower effective tax rate for the year. In addition, we recorded a larger goodwill impairment charge in fiscal year 2016 as compared to fiscal year 2017 (discussed in Note 8) which is non-deductible for tax purposes. This was offset by increased nondeductible acquisition-related charges in fiscal year 2017 as compared to fiscal year 2016. Also, in fiscal year 2017 we recognized increased tax benefits associated with the vesting of share-based compensation awards, research and development credits and other incentives (primarily in the U.S. and Italy) as compared to fiscal year 2016. Our tax rate was higher in fiscal year 2016 as compared to fiscal year 2015 primarily due to the nondeductible goodwill impairment charge in fiscal year 2016.

Our cash paid for income taxes for fiscal 2017 is higher than our income tax expense primarily as a result of non-cash tax benefits relating to tax losses for which the cash benefit is expected to occur in a future period. We expect our cash paid for income taxes for fiscal 2018 to be lower compared to fiscal 2017.

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

Reportable Segment Results
Our primary metric used to measure segment financial performance is adjusted net operating profit which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

	Year Ended June 30,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Reported Revenue	$1,305,285	$1,217,162	$1,149,706	7%	6%
Adjusted Net Operating Profit (1)	165,193	213,027	193,048	(22)%	10%
% of revenue	13%	18%	17%
_________________
(1) During the fourth quarter of fiscal 2017, we identified errors related to our unaudited segment profitability disclosures that were recast and reported during the third quarter of fiscal 2017. The impact of these errors have been revised for all periods presented. Refer to Note 16 for additional details.
Segment Revenue
Vistaprint's reported revenue growth for the year ended June 30, 2017 of 7% was negatively affected by currency impacts of 2%, resulting in constant-currency growth of 9%. The Vistaprint constant-currency growth was due to growth in both repeat customers and new customer bookings. While both new and repeat customer bookings contributed to this revenue growth, we continue to see stronger growth resulting from improved customer satisfaction among repeat customers. Performance continues to be stronger in the North American and Australian markets, with improving results in certain European markets. Revenue from our focus product categories including signage, marketing materials and promotional products and apparel is growing faster than the overall segment. In addition, some of our customer value proposition efforts, including our continued roll-out of shipping price reductions, have created revenue headwinds in certain markets, including France, Germany, the Netherlands, United Kingdom and the United States, but we expect these investments will attract higher-value customers and improve customer loyalty in future periods.
The Vistaprint business reported revenue growth of 6% for the year ended June 30, 2016 was negatively affected by currency impacts of 4%, resulting in constant-currency growth of 10%. The constant-currency revenue growth is due to repeat customer bookings growth, with improving growth in new customer bookings. We experienced strong revenue growth in the same focus product categories discussed above, and performance was stronger in North America and Australia.
Segment Profitability
Vistaprint's adjusted net operating profit decreased for the year ended June 30, 2017 as compared to the prior period, primarily due to the roll-out of planned investments including shipping price reductions, expanded design services and new product introduction that have negatively impacted gross profit. While these investments have reduced our current period profitability, we expect that these investments will attract higher-value customers and improve customer loyalty in future periods. These increases in planned investments were partially offset by operating expense efficiencies and incremental profits from revenue growth.
Adjusted net operating profit increased for the year ended June 30, 2016 as compared to the prior period, primarily due to $35.6 million in additional gross profit as a result of revenue growth, partially offset by an increase in planned advertising spend.
Upload and Print

	Year Ended June 30,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Reported Revenue	$588,613	$432,638	$197,075	36%	120%
Adjusted Net Operating Profit	63,833	58,643	23,511	9%	149%
% of revenue	11%	14%	12%

Segment Revenue
The reported revenue growth of 36% for the year ended June 30, 2017 was primarily due to the addition of revenue from our fiscal 2016 acquisition of WIRmachenDRUCK. The reported revenue growth was negatively affected by currency impacts during the year ended June 30, 2017 of 3%. The Upload and Print constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 13%, primarily driven by continued growth from our Pixartprinting, Printdeal and Exagroup businesses. Our growth in constant currency revenue excluding recent acquisitions has moderated as we passed the acquisition anniversary of some of the slower-growing acquisitions, and we also have seen some moderation in the growth rates of businesses we acquired in prior years.
For the year ended June 30, 2016, our reported revenue growth includes the addition of aggregate revenue of $205.4 million, from the businesses we acquired in fiscal 2016 and fiscal 2015 for quarters with no comparable revenue. The Upload and Print constant-currency revenue growth excluding revenue from businesses acquired in the past twelve months was 27% for the year ended June 30, 2016, due to continued strong performance from our Pixartprinting and Printdeal businesses, which we acquired in fiscal 2014.
Segment Profitability
The increase in adjusted net operating profit for the year ended June 30, 2017 as compared to the prior period is primarily due to our WIRmachenDRUCK business, which we acquired in fiscal 2016 and did not have a full comparable fiscal year, partially offset by a decline in the profitability of our Tradeprint business, as well as continued investments in oversight, technology, and marketing.
Upload and Print adjusted net operating profit increased for the year ended June 30, 2016, as compared to the prior period, primarily as a result of higher adjusted net operating profit of $21.4 million from the businesses we acquired during the fourth quarter of fiscal 2015 and fiscal 2016. In addition, both the Pixartprinting and Printdeal businesses have increased their contribution to adjusted net operating profit due to growth in revenue and improvements in gross margin.
National Pen

	Year Ended June 30,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Reported Revenue	$112,712	n/a	n/a	n/a	n/a
Adjusted Net Operating Loss	(2,225)	n/a	n/a	n/a	n/a
% of revenue	(2)%	n/a	n/a
Segment Revenue and Profitability
As we acquired National Pen on December 30, 2016 there are no comparative operating results presented. For the year ended June 30, 2017 reported revenue was $112.7 million and adjusted net operating loss was $2.2 million. As National Pen profitability has traditionally been highly seasonal, we expect the first and second quarters of our fiscal year to be its strongest for both revenue and profitability.
All Other Businesses

	Year Ended June 30,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Reported Revenue	$128,795	$138,244	$147,425	(7)%	(6)%
Adjusted Net Operating Profit (Loss)	(30,747)	(8,924)	10,699	(245)%	183%
% of revenue	(24)%	(6)%	7%
Segment Revenue
The All Other Businesses revenue decline for the year ended June 30, 2017 was due to the termination of certain partner contracts in both our Corporate Solutions and Albumprinter businesses. These declines were partially offset by growth in Albumprinter's direct to consumer business and Corporate Solutions' new lines of business, as well as growth in our Most of World portfolio which continues to grow off a relatively small base.
Reported revenue was negatively affected by currency impacts during the year ended June 30, 2016 of 8%. The All Other business units constant-currency revenue growth of 2% for the year ended June 30, 2016 was primarily due to strong growth in our Most of World businesses, as well as the direct to consumer portion of our Albumprinter business partially offset by the decline in partner revenue in both our Corporate Solutions and Albumprinter businesses. The Most of World portfolio continued to grow faster than other parts of this segment, but is small relative to the size of the other components.
Segment Profitability
The decline in adjusted net operating profit for the year ended June 30, 2017 as compared to the prior period is primarily due to the reduction in partner related profits of $17.8 million, as well as increased investment in our Corporate Solutions and Most of World businesses, partially offset by growth in our Albumprinter business.
The All Other Businesses adjusted net operating profit decline for the year ended June 30, 2016 as compared to the prior period is due to continued investment in our Most of World portfolio and a decline in partner related profits of $5.7 million.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Year Ended June 30,
	2017	2016	2015
Net cash provided by operating activities	$156,736	$247,358	$242,022
Net cash used in investing activities	(301,789)	(265,538)	(217,190)
Net cash provided by (used in) financing activities	104,578	(5,338)	25,166
At June 30, 2017, we had $37.7 million of cash and cash equivalents (inclusive of $12.0 million of cash classified as held for sale) and $882.6 million of outstanding debt, excluding debt issuance costs and debt discounts. The decline in cash and cash equivalent assets during the period, was primarily due to the implementation of a cash pooling program during fiscal 2017 for certain of our European bank accounts. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the year ended June 30, 2017 related primarily to the following items:
Cash inflows:

•	Proceeds of debt of $196.9 million, net of payments

•
Adjustments for non-cash items of $230.0 million primarily related to positive adjustments for depreciation and amortization of $158.4 million, share-based compensation costs of $48.6 million, the change of our contingent earn-out liability of $39.4 million, unrealized currency-related gains of $10.1 million, impairment of goodwill and acquired intangible assets of $9.6 million offset by negative adjustments for non-cash tax related items of $41.4 million

•	Proceeds from the sale of available-for-sale securities of $6.3 million

•	Proceeds from the issuance of ordinary shares from the exercise of share options of $6.2 million

•	Proceeds from the sale of assets of $4.5 million

•	Changes in working capital balances of $1.2 million primarily driven by an increase in accounts payable

Cash outflows:

•	Net loss of $72.2 million

•	Payments for acquisitions, net of cash acquired, of $204.9 million

•
Capital expenditures of $74.2 million of which $36.0 million were related to the purchase of manufacturing and automation equipment for our production facilities, $12.9 million were related to the purchase of land, facilities and leasehold improvements, and $25.3 million were related to computer and office equipment

•	Purchases of our ordinary shares of $50.0 million

•	Internal costs for software and website development that we have capitalized of $37.3 million

•	Purchase of noncontrolling interests of $20.2 million

•	Payments for capital lease arrangements of $15.9 million

•	Payments of withholding taxes in connection with share awards of $14.6 million
Additional Liquidity and Capital Resources Information. During the year ended June 30, 2017, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of June 30, 2017, a significant portion of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $27.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On July 13, 2017, we executed an amendment to our senior secured credit facility that, among other things, expanded the total capacity to $1,045.0 million, which includes $745.0 million of revolving loans and $300.0 million of term loans. We expect to use our expanded credit facility to fund investments intended to support our long-term growth strategy. Refer to Note 10 for additional details.
As of June 30, 2017, we had aggregate loan commitments from our senior secured credit facility totaling $814.0 million. The loan commitments consisted of revolving loans of $690.0 million and the remaining term loans of $124.0 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2017, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

June 30, 2017
Maximum aggregate available for borrowing	$814,000
Outstanding borrowings of senior secured credit facilities	(600,037)
Remaining amount	213,963
Limitations to borrowing due to debt covenants and other obligations (1)	(2,195)
Amount available for borrowing as of June 30, 2017 (2)	$211,768
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of June 30, 2017, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of June 30, 2017 we had $7.5 million outstanding for other debt payable through September 2024.
Our expectations for fiscal year 2018. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for at least the next twelve months. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2018 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Organic investments will continue to be made across a wide spectrum of activities. These range from large, discrete, projects that we believe can provide us with materially important competitive capabilities and/or market positions over the longer term to smaller investments intended to maintain or improve our competitive position and support value-creating revenue growth.

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at June 30, 2017 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$50,143	$13,344	$18,339	$11,948	$6,512
Build-to-suit lease	109,248	12,569	25,138	25,138	46,403
Purchase commitments	29,697	29,697	—	—	—
Senior unsecured notes and interest payments	371,250	19,250	38,500	38,500	275,000
Other debt and interest payments	658,843	53,084	600,436	3,239	2,084
Capital leases	41,310	13,916	18,311	5,830	3,253
Other	64,584	59,827	4,757	—	—
Total (1)	$1,325,075	$201,687	$705,481	$84,655	$333,252
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.4 million as of June 30, 2017 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 13 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $50.1 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $3.8 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 2 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At June 30, 2017, we had unrecorded commitments under contract of $29.7 million. Purchase commitments consisted of professional and consulting fees of approximately $5.7 million, commitments for production and computer equipment purchases of approximately $5.5 million, third-party web services of $5.0 million, commitments for advertising campaigns of $2.6 million, inventory purchase commitments of $2.4 million, and other unrecorded purchase commitments of $8.5 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. At June 30, 2017, the term loans of $124.0 million outstanding under our credit agreement have repayments due on various dates through September 23, 2019, with the revolving loans outstanding of $476.0 million due on September 23, 2019. Interest payable included in this table is based on the interest rate as of June 30, 2017 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements. On July 13, 2017, we amended our credit agreement to, among other things, expand the total capacity and extend the term of our term loans and revolving loans. Refer to Note 10 for additional information.
In addition, we have term loan debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of June 30, 2017 we had $7.5 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2017, is $40.8 million, net of accumulated depreciation of $26.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2017 amounts to $39.9 million.
Other Obligations. Other obligations includes the following:

•
Earn-out liability related to the WIRmachenDRUCK acquisition of $44.0 million, payable at our option in cash or ordinary shares, based on the achievement of a cumulative gross margin target for calendar years 2016 and 2017.

•	Loan arrangement with two Printi employees, which includes an initial draw on the loans in the amount of $12,000 during the first quarter of fiscal 2018. Refer to Note 15 for additional details.

•	Deferred payments related to our fiscal 2015 and 2016 acquisitions of $2.1 million, in aggregate.

•
Installment obligation of $6.5 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2017.

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

The table below sets forth operating income and adjusted net operating profit after tax for each of the years ended June 30, 2017, 2016 and 2015:

	Year Ended June 30,
	2017	2016	2015
GAAP operating (loss) income	$(45,702)	$78,193	$96,324
Less: Cash taxes attributable to current year (see below)	(31,104)	(32,236)	(24,986)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	46,402	40,834	24,264
Earn-out related charges (1)	40,384	6,378	15,275
Share-based compensation related to investment consideration	9,638	4,835	3,570
Certain impairments (2)	9,556	41,820	—
Restructuring related charges	26,700	381	3,202
Less: Interest expense associated with Waltham lease	(7,727)	(6,287)	—
Include: Realized gains on currency derivatives not included in operating income	16,474	5,863	7,450
Adjusted NOPAT (3)	$64,621	$139,781	$125,099

Cash taxes paid in the current period (4)(5)	$49,342	$19,750	$14,284
Less: cash taxes paid and related to prior periods (4)	(10,319)	934	(5,477)
Plus: cash taxes attributable to the current period but not yet (received) paid	(5,650)	9,298	6,667
Plus: cash impact of excess tax benefit on equity awards attributable to current period	8,003	5,574	12,932
Less: cash tax (paid) received related to NOPAT exclusion items	(681)	—	—
Less: installment payment related to the transfer of intellectual property	(9,591)	(3,320)	(3,420)
Cash taxes attributable to current period	$31,104	$32,236	$24,986
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
(4) For the fiscal year ended June 30, 2016, cash taxes paid in the current period includes a cash tax refund of $8,479, which is subsequently eliminated from cash taxes attributable to the current period as it relates to a refund of a prior years' taxes generated as a result of a prior year excess share-based compensation deduction. Therefore, the impact is not included in adjusted NOPAT for the current period.
(5) Overall cash taxes paid were higher in fiscal year 2017 as compared to fiscal year 2016 due to a.) the aforementioned cash tax refund received in fiscal year 2016, b.) increased prior year tax payments made in fiscal year 2017 primarily related to our Upload and Print businesses, and c.) one-time tax costs associated with National Pen post-acquisition restructuring.
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
Share-Based Compensation. We measure share-based compensation costs at fair value, and recognize the expense over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period. We recognize the impact of forfeitures as they occur.
Starting in fiscal 2017, we primarily issued performance share units, or PSUs, which are estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.
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

During fiscal 2017, we adopted the new goodwill accounting standard, which changes how we test goodwill for impairment by eliminating step two from the goodwill impairment test. We are now required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
We had a change in the composition of our Tradeprint reporting unit during our third quarter of fiscal 2017. This change, when combined with an updated profit outlook that was lower than originally forecasted as of the acquisition date, indicated that it is more likely than not that the fair value of the reporting unit is below the carrying amount. As a result, we performed the required testing which led to our recognition of a full goodwill impairment charge of $6.3 million associated with our Tradeprint reporting unit. Since our third quarter analysis, there have been no indications that additional impairment exists in any of our reporting units as of June 30, 2017.
We also performed a recoverability test of Tradeprint's long-lived assets and recognized an additional impairment charge of $3.3 million, relating to its acquired intangible assets. We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change.
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
As of June 30, 2017, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2017, we had $600.0 million of variable rate debt and $6.5 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of June 30, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.4 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $61.3 million, $21.3 million, and $18.8 million on our income before taxes for the years ended June 30, 2017, 2016 and 2015, respectively.

Item 8. Financial Statements and Supplementary Data
CIMPRESS N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Shareholders of Cimpress N.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Cimpress N.V. and its subsidiaries as of June 30, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded National Pen from its assessment of internal control over financial reporting as of June 30, 2017, because it was acquired by the Company in a purchase business combination during fiscal 2017. We have also excluded National Pen from our audit of internal control over financial reporting. National Pen is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent $91.3 million and $112.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2017.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 11, 2017

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$25,697	$77,426
Marketable securities	—	7,893
Accounts receivable, net of allowances of $3,590 and $490, respectively	48,630	32,327
Inventory	46,563	18,125
Prepaid expenses and other current assets	78,835	64,997
Assets held for sale	46,276	—
Total current assets	246,001	200,768
Property, plant and equipment, net	511,947	493,163
Software and web site development costs, net	48,470	35,212
Deferred tax assets	48,004	26,093
Goodwill	514,963	466,005
Intangible assets, net	275,924	216,970
Other assets	34,560	25,658
Total assets	$1,679,869	$1,463,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$127,386	$86,682
Accrued expenses	175,567	178,987
Deferred revenue	30,372	25,842
Short-term debt	28,926	21,717
Other current liabilities	78,435	22,635
Liabilities held for sale	8,797	—
Total current liabilities	449,483	335,863
Deferred tax liabilities	60,743	69,430
Lease financing obligation	106,606	110,232
Long-term debt	847,730	656,794
Other liabilities	94,683	60,173
Total liabilities	1,559,245	1,232,492
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	45,412	65,301
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,415,503 and 31,536,732 shares outstanding, respectively	615	615
Treasury shares, at cost,12,665,124 and 12,543,895 shares, respectively	(588,365)	(548,549)
Additional paid-in capital	361,376	335,192
Retained earnings	414,771	486,482
Accumulated other comprehensive loss	(113,398)	(108,015)
Total shareholders’ equity attributable to Cimpress N.V.	74,999	165,725
Noncontrolling interests (Note 14)	213	351
Total shareholders' equity	75,212	166,076
Total liabilities, noncontrolling interests and shareholders’ equity	$1,679,869	$1,463,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2017	2016	2015
Revenue	$2,135,405	$1,788,044	$1,494,206
Cost of revenue (1)	1,036,975	773,640	568,572
Technology and development expense (1)	243,230	210,080	186,770
Marketing and selling expense (1)	610,932	508,502	472,079
General and administrative expense (1)	207,569	145,844	142,996
Amortization of acquired intangible assets	46,145	40,563	24,263
Restructuring expense (1)	26,700	381	3,202
Impairment of goodwill and acquired intangible assets	9,556	30,841	—
(Loss) income from operations	(45,702)	78,193	96,324
Other income, net	10,362	26,098	20,134
Interest expense, net	(43,977)	(38,196)	(16,705)
(Loss) income before income taxes	(79,317)	66,095	99,753
Income tax (benefit) provision	(7,118)	15,684	10,441
Net (loss) income	(72,199)	50,411	89,312
Add: Net loss attributable to noncontrolling interest	488	3,938	2,900
Net (loss) income attributable to Cimpress N.V.	$(71,711)	$54,349	$92,212
Basic net (loss) income per share attributable to Cimpress N.V.	$(2.29)	$1.72	$2.82
Diluted net (loss) income per share attributable to Cimpress N.V.	$(2.29)	$1.64	$2.73
Weighted average shares outstanding — basic	31,291,581	31,656,234	32,644,870
Weighted average shares outstanding — diluted	31,291,581	33,049,454	33,816,498
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2017	2016	2015
Cost of revenue	$289	$72	$78
Technology and development expense	8,724	5,892	4,139
Marketing and selling expense	4,857	1,591	1,952
General and administrative expense	28,500	16,273	17,906
Restructuring expense	6,257	—	—

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Net (loss) income	$(72,199)	$50,411	$89,312
Other comprehensive (loss) income, net of tax:
Foreign currency translation losses, net of hedges	(4,681)	(7,537)	(93,627)
Net unrealized losses on derivative instruments designated and qualifying as cash flow hedges	(1,297)	(2,504)	(1,417)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	1,369	1,587	815
Unrealized (loss) gain on available-for-sale-securities	(5,756)	517	(6,275)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income for realized gains on available-for-sale securities	2,268	—	—
Gain on pension benefit obligation, net	2,194	561	(388)
Comprehensive (loss) income	(78,102)	43,035	(11,580)
Add: Comprehensive loss attributable to noncontrolling interests	1,008	2,208	2,770
Total comprehensive (loss) income attributable to Cimpress N.V.	$(77,094)	$45,243	$(8,810)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2014	44,080	$615	(11,751)	$(423,101)	$309,990	$342,840	$2,113	$232,457
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			672	6,689	(16,468)			(9,779)
Restricted share units vested, net of shares withheld for taxes			201	4,280	(10,728)			(6,448)
Excess tax benefits from share-based compensation					20,763			20,763
Share-based compensation expense					20,724			20,724
Net income attributable to Cimpress N.V.						92,212		92,212
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(602)	(602)
Unrealized gain on marketable securities							(6,275)	(6,275)
Foreign currency translation, net of hedges							(93,757)	(93,757)
Unrealized loss on pension benefit obligation, net of tax							(388)	(388)
Balance at June 30, 2015	44,080	$615	(10,878)	$(412,132)	$324,281	$435,052	$(98,909)	$248,907
Cumulative effect adjustment related to adoption of share-based compensation standard (ASU 2016-09)					546	2,000		2,546
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			120	5,199	(493)			4,706
Issuance of ordinary shares in conjunction with WIRmachenDRUCK acquisition			112	4,900	3,910			8,810
Restricted share units vested, net of shares withheld for taxes			180	3,857	(11,326)			(7,469)
Grant of restricted share awards			82	3,094	(3,094)			—
Share-based compensation expense					21,368			21,368
Purchase of ordinary shares			(2,160)	(153,467)				(153,467)
Redeemable noncontrolling interest accretion to redemption value						(4,919)		(4,919)
Net income attributable to Cimpress N.V.						54,349		54,349
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(917)	(917)
Unrealized gain on marketable securities							517	517
Foreign currency translation, net of hedges							(9,267)	(9,267)
Unrealized gain on pension benefit obligation, net of tax							561	561
Balance at June 30, 2016	44,080	$615	(12,544)	$(548,549)	$335,192	$486,482	$(108,015)	$165,725
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			319	6,949	(3,455)			3,494
Restricted share units vested, net of shares withheld for taxes			154	3,243	(10,576)			(7,333)
Share-based compensation expense					43,504			43,504
Purchase of ordinary shares			(594)	(50,008)				(50,008)
Net loss attributable to Cimpress N.V.						(71,711)		(71,711)
Redeemable noncontrolling interest accretion to redemption value					68			68

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(in thousands)

Reclassification of mandatorily redeemable noncontrolling interest					(3,357)			(3,357)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							72	72
Unrealized loss on marketable securities							(5,756)	(5,756)
Realized gain on sale of marketable securities							2,268	2,268
Foreign currency translation, net of hedges							(4,161)	(4,161)
Unrealized gain on pension benefit obligation, net of tax							2,194	2,194
Balance at June 30, 2017	44,080	$615	(12,665)	$(588,365)	$361,376	$414,771	$(113,398)	$74,999

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Operating activities
Net (loss) income	$(72,199)	$50,411	$89,312
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	158,400	131,918	97,500
Impairment of goodwill and acquired intangible assets	9,556	30,841	—
Share-based compensation expense	48,627	23,772	24,075
Deferred taxes	(41,358)	(15,922)	(14,940)
Abandonment of long-lived assets	2,408	10,979	—
Change in contingent earn-out liability	39,377	—	14,890
Gain on sale of available-for-sale securities	(2,268)	—	—
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	15,813	(8,163)	(1,868)
Payments of contingent consideration in excess of acquisition date fair value	—	(8,613)	(8,055)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(5,690)	(9,199)	(6,455)
Other non-cash items	2,886	5,784	4,130
Gain on proceeds from insurance	—	(3,136)	—
Changes in operating assets and liabilities:
Accounts receivable	4,701	6,766	2,057
Inventory	(8,699)	(11)	(4,491)
Prepaid expenses and other assets	521	(7,668)	8,597
Accounts payable	25,332	25,670	(4,026)
Accrued expenses and other liabilities	(20,671)	13,929	41,296
Net cash provided by operating activities	156,736	247,358	242,022
Investing activities
Purchases of property, plant and equipment	(74,157)	(80,435)	(75,813)
Business acquisitions, net of cash acquired	(204,875)	(164,412)	(123,804)
Purchases of intangible assets	(197)	(476)	(250)
Capitalization of software and website development costs	(37,307)	(26,324)	(17,323)
Proceeds from sale of available-for-sale securities	6,346	—	—
Proceeds from the sale of assets	4,513	—	—
Proceeds from insurance related to investing activities	—	3,624	—
Other investing activities	3,888	2,485	—
Net cash used in investing activities	(301,789)	(265,538)	(217,190)
Financing activities
Proceeds from borrowings of debt	737,075	598,008	367,500
Proceeds from issuance of senior notes	—	—	275,000
Payments of debt and debt issuance costs	(540,142)	(430,692)	(588,293)
Payments of purchase consideration included in acquisition-date fair value	(539)	(7,330)	(11,105)
Payments of withholding taxes in connection with equity awards	(14,568)	(7,467)	(29,351)
Payments of capital lease obligations	(15,887)	(13,933)	(5,750)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2017	2016	2015
Financing activities (continued)
Purchase of ordinary shares	(50,008)	(153,467)	—
Purchase of noncontrolling interests	(20,230)	—	—
Proceeds from issuance of ordinary shares	6,192	4,705	13,123
Capital contribution from noncontrolling interest	1,404	5,141	4,160
Other financing activities	1,281	(303)	(118)
Net cash provided by (used in) financing activities	104,578	(5,338)	25,166
Effect of exchange rate changes on cash	788	(2,640)	(8,922)
Increase in cash held for sale	12,042	—	—
Net decrease in cash and cash equivalents	(51,729)	(26,158)	41,076
Cash and cash equivalents at beginning of period	77,426	103,584	62,508
Cash and cash equivalents at end of period	$25,697	$77,426	103,584

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45,275	$37,623	$8,520
Income taxes	49,342	19,750	14,284
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$—	$19,264	$86,198
Property and equipment acquired under capital leases	14,422	7,535	13,194
Amounts accrued related to business acquisitions	46,124	5,868	20,122
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2017, 2016 and 2015
(in thousands, except share and per share data)

1. Description of the Business
We are a technology driven company that aggregates, largely via the internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We operate in a largely decentralized manner. Our businesses, discussed in more detail below, fulfill orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products on-demand. Those businesses bring their products to market through a portfolio of customer-focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, micro, small and medium sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
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
Changes in Presentation of Financial Statements
During fiscal 2017 we changed the presentation of amortization expense for acquired intangible assets. The expense was previously classified within each of the respective expense lines of our consolidated statement of operations and now is presented as a separate financial statement line item, "Amortization of acquired intangible assets." Prior period results have been recast to reflect this change.
In addition, given the significance of our current fiscal year restructuring charges we are presenting these expenses as a separate financial statement line item, "Restructuring expense", in our consolidated statement of operations. Restructuring expense includes costs associated with restructuring initiatives, including one-time and contractual termination benefits, share-based compensation, consulting or legal fees directly related to the restructuring initiative, costs associated with facility-related exit activities, and other related charges. Prior period results have been recast to reflect this change.
Assets and Liabilities Held for Sale
We classify assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is being actively marketed for sale at a price that is reasonable in relation to the current fair value; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and the sale is expected to be complete within one year. We measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.
During the fourth quarter of fiscal 2017, we met the held-for-sale criteria for our planned sale of our Albumprinter business, which is part of our All Other Businesses reportable segment. As of June 30, 2017, we have presented the Albumprinter disposal group as held for sale, resulting in the classification of all related assets and liabilities as held for sale in our consolidated balance sheet as follows:

June 30, 2017
Cash and cash equivalents	$12,042
Accounts receivable, net	783
Inventory	498
Prepaid and other current assets	1,759
Software and web site development costs, net	2,702
Property, plant and equipment, net	9,735
Goodwill	13,540
Intangible assets, net	4,632
Other non-current assets	585
Total assets held for sale	$46,276

Accounts payable	$3,052
Accrued expenses	4,480
Deferred revenue	562
Deferred tax liabilities	703
Total liabilities held for sale	$8,797
On July 21, 2017 we entered into a definitive agreement to sell our Albumprinter business and we expect cash proceeds of approximately €92,000 prior to any fees and pre-closing dividends, subject to customary closing conditions. We expect the sale to be completed during the first quarter of fiscal 2018. For the year ended June 30, 2017, we did not recognize an adjustment when measuring the assets and liabilities at the lower of it carrying value or fair value.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $520 and $409 as of June 30, 2017 and 2016, respectively, and are included in other assets in the accompanying consolidated balance sheets.
Marketable Securities
We determine the appropriate classification of marketable securities at the date of purchase and reevaluate the classification at each balance sheet date. Our marketable securities are classified as "available-for-sale" and carried at fair value, with the unrealized gains and losses, net of taxes if applicable, reported as a separate component of accumulated other comprehensive (loss) income. On December 22, 2016, we sold all of our Plaza Create Co. Ltd. common shares, which were classified as held for sale. We recognized a net gain of $2,268 as part of other income, net on our statement of operations for the year ended June 30, 2017. We did not sell marketable securities during the years ended June 30, 2016 or 2015.

Accounts Receivable
Accounts receivable includes amounts due from customers. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is no longer reasonably assured.
Inventories
Inventories consist primarily of raw materials and are recorded at the lower of cost or net realizable value using the first-in, first-out method. Costs to produce free products are included in cost of revenues as incurred.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in fiscal 2017 or 2016 as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
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
Amortization of previously capitalized amounts in the years ended June 30, 2017, 2016 and 2015 was $24,571, $14,355 and $8,666, respectively, resulting in accumulated amortization of $59,554 and $34,737 at June 30, 2017 and 2016, respectively.
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

Insurance Recoveries
Insurance proceeds related to incurred losses are recognized when recovery is probable, while business interruption recoveries follow the gain contingency model and are recognized when realized or realizable and earned. During the year ended June 30, 2017, we experienced a flood at our Windsor, Canada production facility, resulting in the receipt of insurance proceeds of $829, consisting of $298 related to business interruption losses. The cash received related to business interruption loses was allocated between cost of goods sold and other income based on their relative percentage of business interruption losses, which equated to $141 and $157, respectively. As of June 30, 2017, this insurance claim is closed, and we do not anticipate any additional recoveries relating to this claim.
During the year ended June 30, 2016, we received $11,943 in cash for payments from an insurance settlement related to a fire that occurred at our Venlo, Netherlands production facility. The insurance proceeds were used to offset incurred losses, including the write-off of the net book value of damaged machinery, equipment and inventory and property-related cleanup costs, as well as claim preparation costs. We also received insurance proceeds for business interruption losses for increased shipping and outsourcing costs recognized as a reduction to cost of revenue and lost profits recognized as a gain within other income, net. We recognized $7,996 as a reduction of expenses, including $2,634 relating to business interruption recoveries recognized as a reduction to cost of revenue. We recognized a net gain of $3,947 as a component of other income, net in our consolidated statement of operations, including $811 for business interruption lost profits, with the remainder related the recovery of the replacement value of damaged machinery and equipment in excess of carrying value. This insurance claim is closed.
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
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended June 30, 2017, we recognized a partial impairment charge for the acquired intangible assets of our Tradeprint reporting unit of $3,211. Refer to Note 8 for additional information.
During the years ended June 30, 2017 and 2016 we committed to plans to abandon certain manufacturing equipment and recognized a loss of $2,408 and $10,979, respectively. The related loss during the year ended June 30, 2017 was recognized in cost of revenue, technology and development expense, and restructuring expense for $1,119, $678, and $611, respectively, while the entire loss for the previous year was allocated to cost of revenue. We did not recognize any abandonment charges during the fiscal year ended June 30, 2015.
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
For our annual impairment test as of May 31, 2017, we evaluated each of our eleven reporting units with goodwill individually. We considered the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. We performed a qualitative assessment for nine of our reporting units and determined that there was no indication that the carrying value of any of these reporting units exceeds its fair value. We also performed a quantitative analysis for two of our reporting units during this testing cycle in order to gain additional assurance there was no impairment related to its goodwill. There have been no indications of impairment that would require an impairment test as of June 30, 2017.
Debt Issuance Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, or on a straight-line basis through the maturity date for our revolving credit facility. During the years ended June 30, 2017 and 2016, we capitalized debt issuance costs related to our senior secured credit facility and senior unsecured notes of $229 and $151, respectively. Amortization and write-off of these costs is included in interest expense, net in the consolidated statements of operations and amounted to $1,578, $1,588, and $1,272, for the years ended June 30, 2017, 2016 and 2015, respectively. Unamortized debt issuance costs were $5,661 and $7,010 as of June 30, 2017 and 2016, respectively. When we make changes to our financing arrangements, we re-evaluate the capitalization of these costs which could result in the immediate recognition of any unamortized debt issuance costs in our statement of operations.

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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive (loss) income, while any ineffective portion is recognized directly in earnings, as a component of other income, net. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation are considered net investment hedges which could include cross-currency swap contracts. In hedging the currency exposure of a net investment in a foreign operation, the effective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive (loss) income as part of currency translation adjustment, while any ineffective portion is recognized directly in earnings, as a component of other income. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

We also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may not elect to apply hedge accounting or the instrument may not qualify for hedge accounting. When hedge accounting is not applied, the changes in the fair value of the derivatives are recorded directly in earnings as a component of other income, net.

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

Mandatorily Redeemable Noncontrolling Interest

Noncontrolling interests held by third parties in consolidated subsidiaries are considered mandatorily redeemable when they are subject to an unconditional obligation to be redeemed by both parties. The redeemable noncontrolling interest must be required to be repurchased on a specified date or on the occurrence of a specified event that is certain to occur and are to be redeemed via the transfer of assets. Mandatorily redeemable noncontrolling interests are presented as liability-based financial instruments and are re-measured on a recurring basis to the expected redemption value.     During the year ended June 30, 2017, the terms of our arrangement with the shareholders of Printi LLC were amended, resulting in the inclusion of a mandatory redemption feature as part of the amended arrangement. Refer to Note 15 for additional details.

Shareholders’ Equity

Comprehensive (loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income is composed of net (loss) income, unrealized gains and losses on marketable securities and derivatives, unrealized loss on pension benefit obligation, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive income.

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

Restructuring

Restructuring costs are recorded in connection with initiatives designed to improve efficiency or enhance competitiveness. Restructuring initiatives require us to make estimates in several areas, including expenses for severance and other employee separation costs and our ability to generate sublease income to enable us to terminate lease obligations at the estimated amounts. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with a facility exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are presented as a separate financial statement line within our consolidated statement of operations.

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. We capitalize direct response advertising, which consists of customized product sample mailings, and amortize over the expected future revenue stream. Amortization of capitalized advertising costs is determined using historical revenue data. The capitalized costs of direct response advertising are amortized, commencing with the date the product samples are mailed. Capitalized direct response advertising costs included in prepaid expenses and other current assets as of June 30, 2017 was $4,861. These capitalized costs relate to direct response marketing initiatives of our National Pen business. No costs were capitalized in the prior comparative period, as National Pen was acquired in fiscal 2017. Advertising expense for the years ended June 30, 2017, 2016 and 2015 was

$363,936, $305,701, and $286,132, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2017, 2016 and 2015 was $51,811, $35,449, and $30,849, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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

Other income, net
The following table summarizes the components of other income, net:

	Year Ended June 30,
	2017	2016	2015
Gains on derivatives not designated as hedging instruments (1)	$936	$14,026	$9,317
Currency-related gains, net (2)	5,577	6,864	10,245
Other gains (3)	3,849	5,208	572
Total other income, net	$10,362	$26,098	$20,134
_____________________
(1) Primarily relates to both realized and unrealized gains on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships subject to currency exchange rate volatility and the net currency-related gains for the years ended June 30, 2017, 2016 and 2015 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge against the remeasurement of certain intercompany loans, both presented in the same component above. Includes unrealized losses of $3,737 and $1,991 for the years ended June 30, 2017 and 2016, respectively, related to cross currency swaps designated as cash-flow hedges. We did not have any cross currency swap activity designated as cash flow hedges during fiscal 2015.
(3) The gain recognized during the year ended June 30, 2017, primarily relates to the gain on the sale of Plaza Create Co. Ltd. available-for-sale securities of $2,268. During the year ended June 30, 2016, other gains were primarily related to insurance recoveries of $3,947.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2017	2016	2015
Weighted average shares outstanding, basic	31,291,581	31,656,234	32,644,870
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	—	1,393,220	1,171,628
Shares used in computing diluted net (loss) income per share attributable to Cimpress N.V.	31,291,581	33,049,454	33,816,498
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress N.V.	21,978	35,725	289,356
_____________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.
Compensation Expense
Share-Based Compensation

Compensation expense for all share-based awards is measured at fair value on the date of grant and recognized over the requisite service period. We recognize the impact of forfeitures as they occur. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options. The fair value of RSUs and RSAs is determined based on the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition. For awards that are ultimately settleable in cash, we treat as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statements of operations. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.

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

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2017 and 2016. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2017, 2016 and 2015.

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
For accounting purposes, we were deemed to be the owner of the Waltham building during the construction period, and accordingly we recorded the construction project costs incurred by the landlord as an asset with a corresponding financing obligation on our balance sheet. We evaluated the Waltham lease in the first quarter of fiscal 2016 and determined that the transaction did not meet the criteria for "sale-leaseback" treatment due to our planned subleasing activity over the term of the lease. Accordingly, we began depreciating the asset and incurring interest expense related to the financing obligation recorded on our consolidated balance sheet. We bifurcate the lease payments pursuant to the Waltham lease into (i) a portion that is allocated to the building and (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in fiscal 2014.

Property, plant and equipment, net, included $116,045 and $120,168 as of June 30, 2017 and June 30, 2016, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $119,176 and $122,801 as of June 30, 2017 and June 30, 2016, respectively.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," (ASU 2017-04), which changes how an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. We are now required to compare the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The new standard is effective for us on July 1, 2020. We elected to early adopt this standard effective for the third quarter of fiscal 2017. We applied the new standard when performing the goodwill impairment test discussed in Note 8.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11,"Simplifying the Measurement of Inventory" (ASU 2015-11), which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for us on July 1, 2017 and will be applied prospectively as of the interim or annual period of adoption. We elected to early adopt the new standard effective for the fourth quarter of fiscal 2017. The application of the new standard did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15), which reduces the existing diversity in practice related to the presentation of the statement cash flows under Topic 230, Statement of Cash Flows, and other Topics. The new standard is effective for us on July 1, 2018, and early adoption is permitted. We elected to adopt this new guidance effective for the first quarter of fiscal 2017, and we have applied the changes retrospectively to all periods presented. Our prior period classification of contingent consideration payments and proceeds from the settlement of insurance aligns with the requirements of this new standard and did not require adjustments to the prior period presented.
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
Issued Accounting Standards to be Adopted
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation - Stock Compensation (Topic 718)," (ASU 2012-09), which clarifies the application of Topic 718 when accounting for changes in the terms and conditions of a share-based payment award. The update will require an entity to account for a modification to an award unless there is no change to the fair value after modification, there is no change to the vesting conditions after modification, and the classification of the award stays the same after modification. The amendment is effective for us on July 1, 2018 and permits early adoption. The amendment is to be applied prospectively, and we currently evaluating the impact on our financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash" (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for us on July 1, 2018 and permits early adoption. This amendment will affect the presentation of our statement of cash flows once adopted, and we do not expect it to have material impact on our consolidated financial statements.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16), which requires the recognition for income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for us on July 1, 2018 and permits early adoption. We expect to adopt the new standard during the first quarter of fiscal 2018, and we expect the impact of the new standard will result in a reduction to prepaid and other current assets of approximately $25,000, an increase in deferred tax assets of approximately $19,000 and a cumulative-effect adjustment to retained earnings of approximately $6,000.

In March 2016, the FASB issued Accounting Standards Update No. 2016-04,"Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products" (ASU 2016-04), which requires an entity to recognize breakage for a liability resulting from the sale of a prepaid stored-value product in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for us on July 1, 2018. The standard permits early adoption and should be applied either retrospectively to each period presented or by means of a cumulative adjustment to retained earnings as of the beginning of the fiscal year adopted. We do not expect the effect of ASU 2016-04 to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-02,"Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating lease. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019. The standard permits early adoption. We are currently evaluating our adoption timing and the effect that ASU 2016-02 will have on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018, with early application permitted one year earlier. The standard permits the use of either the retrospective or cumulative catch-up transition method. We are currently evaluating our adoption timing and the effect that ASU 2014-09 will have on our consolidated financial statements.
3. Fair Value Measurements
The following table summarizes our investments in marketable securities:

	June 30, 2016
	Amortized Cost Basis (2)	Unrealized gain	Estimated Fair Value
Available-for-sale securities
Plaza Create Co. Ltd. common shares (1)	$4,405	$3,488	$7,893
Total investments in available-for-sale securities	$4,405	$3,488	$7,893

________________________
(1) On December 22, 2016, we sold all available-for-sale securities held in Plaza Create Co. Ltd recognizing a gain of $2,268 as a part of other income, net, for the year ended June 30, 2017.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.    The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$1,717	$—	$1,717	$—
Total assets recorded at fair value	$1,717	$—	$1,717	$—

Liabilities
Interest rate swap contracts	$(483)	$—	$(483)	$—
Cross-currency swap contracts	(19,760)	—	(19,760)	—
Currency forward contracts	(14,700)	—	(14,700)	—
Currency option contracts	(651)	—	(651)	—
Contingent consideration	(5,453)	—	—	(5,453)
Total liabilities recorded at fair value	$(41,047)	$—	$(35,594)	$(5,453)

	June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$7,893	$7,893	$—	$—
Currency forward contracts	9,821	—	9,821	—
Total assets recorded at fair value	$17,714	$7,893	$9,821	$—

Liabilities
Interest rate swap contracts	$(2,180)	$—	$(2,180)	$—
Cross-currency swap contracts	(8,850)	—	(8,850)	—
Currency forward contracts	(315)	—	(315)	—
Contingent consideration	(1,212)	—	—	(1,212)
Total liabilities recorded at fair value	$(12,557)	$—	$(11,345)	$(1,212)
During the years ended June 30, 2017 and 2016, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

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
As part of the acquisition of WIRmachenDRUCK on February 1, 2016, we agreed to a contingent payment payable at our option in cash or shares during the third quarter of fiscal 2018 based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. The fair value of this contingent liability is $44,049 as of June 30, 2017, of which $5,453 is considered contingent consideration and included in the table below. The remaining portion of the liability is classified as a compensation arrangement and is discussed in Note 9. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. We utilized a probability-based model assuming the maximum payment would be achieved and then discounted appropriately to derive the fair value as of June 30, 2017.
The following table represents the changes in fair value of Level 3 contingent consideration:

Total Contingent Consideration
Balance at June 30, 2015 (1)	$7,833
Fair value at acquisition date	1,185
Cash payments (2)	(7,819)
Foreign currency impact	13
Balance at June 30, 2016 (1)	$1,212
Fair value adjustment	4,030
Foreign currency impact	211
Balance at June 30, 2017 (1)	$5,453
_____________________
(1) Classified as a current liability as of June 30, 2015, long-term liability as of June 30, 2016 and current liability as of June 30, 2017 on the consolidated balance sheet.
(2) Payments during the year ended June 30, 2016, included $7,819 for the Printdeal earn-out arrangement.

As of June 30, 2017 and June 30, 2016, the carrying amounts of our cash and cash equivalents, accounts receivables, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2017 and June 30, 2016 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $882,578 and $685,897, respectively, and the fair value was $906,744 and $686,409, respectively. Our debt at June 30, 2017 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, then the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings, as a component of other income net.

Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of two of our interest rate swap contracts was deemed to be ineffective during the year ended June 30, 2017 and one of our contracts was deemed to be ineffective during the prior comparative period.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of June 30, 2017, we estimate that $417 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2018. As of June 30, 2017, we had five outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2024.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2017	$60,000
Contracts with a future start date	140,000
Total	$200,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of June 30, 2017, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2017, we estimate that $1,620 will be reclassified from accumulated other comprehensive loss to other income, net during the twelve months ending June 30, 2018.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of June 30, 2017, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.

We did not hold any ineffective cross-currency swaps during the year ended June 30, 2017 and 2016, and we did not hold any cross-currency swap contracts during the year ended June 30, 2015.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of June 30, 2017, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected not to apply hedge accounting for all other currency forward and option contracts. During the year ended June 30, 2017, we have experienced volatility within other income net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of June 30, 2017, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$349,280	March 2016 through June 2017	Various dates through December 2018	481	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2017 and June 30, 2016:

	June 30, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,072	$(355)	$1,717	Other current liabilities / other liabilities	$(483)	$—	$(483)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(7,640)	—	(7,640)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(12,120)	—	(12,120)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(9,896)	—	(9,896)
Total derivatives designated as hedging instruments		$2,072	$(355)	$1,717		$(30,139)	$—	$(30,139)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(8,033)	$3,229	$(4,804)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(651)	—	(651)
Total derivatives not designated as hedging instruments		$—	$—	$—		$(8,684)	$3,229	$(5,455)

	June 30, 2016
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$—	$—	$—	Other current liabilities / other liabilities	$(2,180)	$—	$(2,180)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(2,080)	—	(2,080)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(6,770)	—	(6,770)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(165)	—	(165)
Total derivatives designated as hedging instruments		$—	$—	$—		$(11,195)	$—	$(11,195)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets	$10,748	$(927)	$9,821	Other current liabilities	$(508)	$358	$(150)
Total derivatives not designated as hedging instruments		$10,748	$(927)	$9,821		$(508)	$358	$(150)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss for the years ended June 30, 2017, 2016 and 2015:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Year Ended June 30,
In thousands	2017	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$2,287	$(1,736)	$(1,417)
Cross-currency swaps	(3,584)	(769)	(7,779)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(3,721)	2,951	—
Currency forward contracts	(8,362)	(81)	—
	$(13,380)	$365	$(9,196)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2017, 2016 and 2015:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss to Net (loss) Income			Affected line item in the Statement of Operations
	Year Ended June 30,
In thousands	2017	2016	2015
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$(205)	$(947)	$(1,087)	Interest expense, net
Cross-currency swaps	(1,621)	(1,171)	—	Other income, net
Total before income tax	(1,826)	(2,118)	(1,087)	(Loss) income before income taxes
Income tax	457	531	272	Income tax (benefit) provision
Total	$(1,369)	$(1,587)	$(815)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net (loss) Income			Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Year Ended June 30,
In thousands	2017	2016	2015
Derivatives not designated as hedging instruments
Currency contracts	$663	$14,037	$9,370	Other income, net
Interest rate swaps	273	(11)	(53)	Other income, net
	$936	$14,026	$9,317

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(710), $293, and $195 for the years ended June 30, 2017, 2016 and 2015:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2014	$(803)	$9,246	$(2,724)	$(3,606)	$2,113
Other comprehensive (loss) income before reclassifications	(1,417)	(6,275)	(388)	(93,757)	(101,837)
Amounts reclassified from accumulated other comprehensive (loss) income to net income	815	—	—	—	815
Net current period other comprehensive (loss) income	(602)	(6,275)	(388)	(93,757)	(101,022)
Balance as of June 30, 2015	(1,405)	2,971	(3,112)	(97,363)	(98,909)
Other comprehensive income (loss) before reclassifications	(2,504)	517	561	(9,267)	(10,693)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	1,587	—	—	—	1,587
Net current period other comprehensive income (loss)	(917)	517	561	(9,267)	(9,106)
Balance as of June 30, 2016	(2,322)	3,488	(2,551)	(106,630)	(108,015)
Other comprehensive income (loss) before reclassifications	(1,297)	(5,756)	2,194	(4,161)	(9,020)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	1,369	2,268	—	—	3,637
Net current period other comprehensive income (loss)	72	(3,488)	2,194	(4,161)	(5,383)
Balance as of June 30, 2017	$(2,250)	$—	$(357)	$(110,791)	$(113,398)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2017, 2016 and 2015, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $17,048, $4,965 and $7,779, respectively, net of tax, have been included in accumulated other comprehensive loss.
6. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2017	2016
Land improvements	10 years	$2,235	$2,137
Building and building improvements	10 - 35 years	319,822	300,558
Machinery and production equipment	4 - 10 years	274,813	270,835
Machinery and production equipment under capital lease	4 - 10 years	54,673	46,498
Computer software and equipment	3 - 5 years	165,812	148,853
Furniture, fixtures and office equipment	5 - 7 years	41,612	25,574
Leasehold improvements	Shorter of lease term or expected life of the asset	51,582	40,203
Construction in progress		12,240	5,910
		922,789	840,568
Less accumulated depreciation, inclusive of assets under capital lease		(443,273)	(379,077)
		479,516	461,491
Land		32,431	31,672
Property, plant, and equipment, net		$511,947	$493,163
Depreciation expense, inclusive of assets under capital leases, totaled $87,145, $76,435, and $62,970 for the years ended June 30, 2017, 2016 and 2015, respectively.
7. Business Combinations
Fiscal 2017 acquisition
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
The excess purchase price over the fair value of National Pen's net assets was recorded as goodwill, which is primarily attributable to the value of its workforce, its manufacturing and marketing process and know-how, as well as synergies which include leveraging National Pen's scale-based sourcing channels, integrating into our mass customization platform, and supporting the development of its e-commerce platform. We attributed $34,520 of goodwill to the National Pen reportable segment, and allocated $23,200 of goodwill to the Vistaprint segment for certain synergies that are expected to be realized by the Vistaprint segment as a result of the acquisition. The amount of goodwill that is deductible for tax purposes is approximately $19,000.
The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed (1):
Cash and cash equivalents	$8,337	n/a
Accounts receivable, net	20,921	n/a
Inventory	19,854	n/a
Other current assets	11,281	n/a
Property, plant and equipment, net	29,472	n/a
Other non-current assets	1,270	n/a
Accounts payable	(12,590)	n/a
Accrued expenses	(17,805)	n/a
Other current liabilities	(908)	n/a
Deferred tax liabilities (2)	(3,255)	n/a
Long-term liabilities	(9,665)	n/a
Identifiable intangible assets:
Developed Technology	19,000	6
Trade Name	33,000	11
Customer Relationships	56,000	7
Goodwill (2)	57,720	n/a
Total purchase price	$212,632

(1) National Pen has materially impacted our working capital balances post-acquisition, resulting in increased accounts receivable, inventory,

accounts payable and accrued expenses balances in our consolidated balance sheet.
(2) During the fourth quarter of fiscal 2017 we recorded adjustments, which resulted in a measurement period adjustment of $13,770 between deferred tax liabilities and goodwill.

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

	Year Ended June 30,
	2017	2016
Pro forma revenue	$2,294,347	$2,060,426
Pro forma net (loss) income attributable to Cimpress N.V.	(71,084)	41,370
We utilized proceeds from our credit facility in order to finance the acquisition. In connection with the acquisition, we incurred $2,005 in general and administrative expenses during the year ended June 30, 2017, primarily related to legal, financial, and other professional services.
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

In addition, we agreed to a sliding scale earn-out of up to €40,000 ($43,395 based on the exchange rate as of the date of acquisition) based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017 and is payable at our option in cash or ordinary shares. Refer to Note 9 for additional discussion relating to the earn-out arrangement.

The acquisition supports our strategy to invest in and build customer-focused entrepreneurial, mass customization businesses for the long-term, which we manage in a decentralized and autonomous manner and complements similar previous investments in Europe. WIRmachenDRUCK brings internet-based capabilities that aggregate and route large numbers of small orders to a network of specialized production partners. Their outsourced supply chain model allows them to compete across a vast selection of product types, formats, sizes, finishing options and delivery choices.

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

The excess of the purchase price paid over the fair value of WIRmachenDRUCK's net assets was recorded as goodwill, which is primarily attributed to expected expansion of the customer base and value of the workforce of WIRmachenDRUCK. Goodwill is not expected to be deductible for tax purposes, and has been attributed to our Upload and Print reportable segment. The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed
Cash and cash equivalents	$15,220	n/a
Other current assets	5,231	n/a
Other non-current assets	1,259	n/a
Accounts payable and other current liabilities	(17,566)	n/a
Deferred tax liability	(26,863)	n/a
Identifiable intangible assets:
Customer relationships	24,952	7
Trade name	24,952	15
Print network	23,867	9
Referral network	10,849	7
Developed technology	8,679	3
Goodwill	91,515	n/a
Total purchase price	$162,095

Other fiscal 2016 acquisitions
During the first quarter of fiscal 2016, we acquired two businesses that were not material to our results either individually or in the aggregate. Complementing our Upload and Print segment, we acquired all of the outstanding capital stock of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited) and Litotipografia Alcione S.r.l. on July 31, 2015 and July 29, 2015, respectively. The aggregate consideration for these two acquisitions was $25,547, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $9,571, $14,359 and $1,617, respectively. During the third quarter of fiscal 2017 we recognized a charge for the full impairment of goodwill and a portion of the intangible assets related to the Tradeprint reporting unit. Refer to our discussion in Note 8 for additional details of the impairment loss.
Goodwill is calculated as the excess of the consideration over the fair value of the net assets, including intangible assets, and is primarily related to expected synergies from the transactions. The goodwill for these two acquisitions is not deductible for tax purposes, and has been attributed to our Upload and Print reportable segment. The results of these acquisitions have been included in the consolidated financial statements from the date of purchase and were not material for the year ended June 30, 2016.
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

Fiscal 2015 acquisitions

Acquisition of Exagroup SAS

On April 15, 2015, we acquired 70% of the shares of Exagroup SAS, a French simplified joint stock company, for a purchase price of €91,305 ($97,012 based on the exchange rate as of the date of acquisition), plus the post-closing adjustment of €4,575 ($4,862 based on the exchange rate as of the date of payment) based on Exagroup's working capital and debt, of which €3,261 ($3,678 based on the exchange rate on the payment date) was paid during fiscal 2016 and the remaining €1,314 is expected to be paid in fiscal 2019. All shareholders of Exagroup sold the entirety of their Exagroup holdings, with the exception of Nicolas Dematté and Marise Dematté (the “Remaining Shareholders”), who each retained a 15% ownership interest in Exagroup. We utilized proceeds from our credit facility to finance the acquisition. The acquisition supports our strategy to invest in and build customer-focused entrepreneurial, mass customization businesses for the long-term, which we manage in a decentralized and autonomous manner and complements similar previous investments in Europe.

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

Noncontrolling Interest

At the closing, we entered into reciprocal put and call options with the Remaining Shareholders with respect to the 30% of Exagroup shares held by the Remaining Shareholders, pursuant to which each of the Remaining Shareholders has the right to put his or her Exagroup shares to us for a period of 30 days beginning on April 15, 2019. If one or both of the Remaining Shareholders does not exercise his or her put option, then we have the right to exercise our call option on such Remaining Shareholder's Exagroup shares for a period of 30 days beginning on January 10, 2020. If the put or call options are exercised, the aggregate purchase and sale price for such shares will be €39,000. We may pay an additional contingent payment that is dependent on Exagroup’s achievement of certain revenue targets for calendar year 2017, as well as the continued employment of the Remaining Shareholders. This potential additional payment is contingent upon the Remaining Shareholders' post-acquisition employment and is recognized as compensation expense over the vesting period (through December 31, 2017). The maximum remaining contingent payment is €4,000 as one of the Remaining Shareholders ceased to be an employee. We estimate the value of the potential payment based on the achievement targets to be zero as of June 30, 2017.

The table below details the consideration transferred to acquire Exagroup:

Cash paid	$97,012
Working capital and debt adjustment	4,832
Total consideration	$101,844

The excess of the purchase price paid over the fair value of Exagroup's net assets was recorded as goodwill, which is primarily attributable to cost synergies expected from manufacturing and tax efficiency opportunities, as well as the value of the workforce of Exagroup. Goodwill is not deductible for tax purposes, and has been attributed to our Upload and Print reportable segment. The fair value of the assets acquired and liabilities assumed was:

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
(2) Refer to Note 8 for discussion of the goodwill impairment loss recognized for the Exagroup reporting unit during the year ended June 30, 2016 of $30,841.

Other fiscal 2015 acquisitions

During fiscal 2015, we acquired three businesses that were not material to our results either individually or in the aggregate. Two of the businesses complement our Upload and Print segment: FL Print SAS (which we refer to as Easyflyer) and druck.at Druck-und Handelsgesellschäft mbH (which we refer to as druck.at), acquired on April 9, 2015 and April 17, 2015, respectively. The third, FotoKnudsen AS, acquired on July 31, 2014, expands our photo product offerings to the Norwegian market. The aggregate consideration for these three acquisitions was $45,935. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $19,224, $5,174 and $21,537, respectively. The FotoKnudsen AS business has been included as part of the expected sale of our Albumprinter business. Refer to Note 2 for additional details.

Goodwill for each of these acquisitions is not deductible for tax purposes. Easyflyer and druck.at have been attributed to our Upload and Print reportable segment and FotoKnudsen AS has been attributed to our All Other Businesses reportable segment. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2015 were not material. We utilized proceeds from various debt sources to finance our fiscal 2015 acquisitions. In connection with these acquisitions, we incurred transaction costs related to investment banking, legal, financial, and other professional services of $2,576 which were recorded during the year ended June 30, 2015 in general and administrative expenses. Pro forma results of the operations have not been presented because the effects of the fiscal 2015 acquisitions were not material to the consolidated financial statements.

8. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2017 and 2016 is as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2015	$124,636	$250,487	$—	$25,506	$400,629
Acquisitions (1)	—	101,379	—	—	101,379
Impairments (2)	—	(30,841)	—	—	(30,841)
Adjustments	—	(720)	—	—	(720)
Effect of currency translation adjustments (5)	(2,884)	(932)	—	(626)	(4,442)
Balance as of June 30, 2016	$121,752	$319,373	$—	$24,880	$466,005
Acquisitions (1)	—	—	57,720	—	57,720
Impairments (2)	—	(6,345)	—	—	(6,345)
Adjustments (3)(4)	23,200	(228)	(23,200)	(13,540)	(13,768)
Effect of currency translation adjustments (5)	2,255	9,005	—	91	11,351
Balance as of June 30, 2017	$147,207	$321,805	$34,520	$11,431	$514,963
_________________
(1) Refer to Note 7 for additional details related to our acquisitions.
(2) During fiscal 2017 and 2016 we recorded impairment charges of $6,345 and $30,841, respectively, related to our Tradeprint and Exagroup reporting units. See below for additional details.
(3) We allocated $23,200 of goodwill to the Vistaprint segment for certain synergies that are expected to be realized by the Vistaprint segment as a result of the National Pen acquisition. Refer to Note 7 for additional details.
(4) As of June 30, 2017, our Albumprinter business, part of our All Other Businesses reportable segment, has been reclassified as held for sale on the consolidated balance sheet. Refer to Note 2 for additional details.
(5) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.

Impairment Review
Fiscal 2017
Our annual goodwill impairment test is performed as of May 31; however, during the third quarter fiscal 2017, we had a change in the composition of our Tradeprint reporting unit (a part of our Upload and Print reportable segment). This change, when combined with an updated profit outlook that was lower than originally forecasted as of the acquisition date, indicated that it was more likely than not that the fair value of the reporting unit is below the carrying amount.
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
Fiscal 2016
During the third quarter of fiscal 2016, we concluded that the goodwill of our Exagroup reporting unit, part of our Upload and Print reportable segment, was not fully recoverable as the reporting unit was forecasting lower projected revenue and profitability levels than originally estimated as of the acquisition date. The carrying amount of the goodwill as of January 1, 2016 was compared to the implied fair value of the goodwill, resulting in a partial impairment loss of $30,841 during the third quarter of fiscal 2016. A portion of the impairment loss was attributed to the noncontrolling interest based on its third-party shareholders' 30% ownership interest.
Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections. There have been no indications of impairment that would require analysis for any of our other reporting units as of June 30, 2017 or 2016.
Acquired Intangible Assets

	June 30, 2017			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$97,728	$(14,839)	$82,889	$72,806	$(13,391)	$59,415
Developed technology	55,423	(28,943)	26,480	44,694	(25,490)	19,204
Customer relationships	179,715	(44,475)	135,240	146,506	(43,525)	102,981
Customer network and other	16,291	(6,185)	10,106	15,974	(3,896)	12,078
Print network	25,171	(3,962)	21,209	24,423	(1,131)	23,292
Total intangible assets	$374,328	$(98,404)	$275,924	$304,403	$(87,433)	$216,970
Acquired intangible assets amortization expense for the years ended June 30, 2017, 2016 and 2015 was $46,145, $40,563, and $24,263, respectively. The increase in acquired intangible asset amortization is primarily related to our fiscal 2017 acquisition of National Pen and our fiscal 2016 acquisition of WIRmachenDRUCK. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2018	$48,340
2019	42,126
2020	37,630
2021	37,525
2022	35,996
$201,617

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2017	June 30, 2016
Compensation costs	$54,487	$59,207
Income and indirect taxes	34,469	39,802
Advertising costs	26,641	26,372
Interest payable	5,263	5,172
Shipping costs	6,651	6,843
Production costs	7,472	3,251
Sales returns	4,474	2,882
Purchases of property, plant and equipment	3,786	4,614
Professional costs	3,021	1,543
Other	29,303	29,301
Total accrued expenses (1)	$175,567	$178,987
_____________________
(1) Accrued expenses was impacted by our acquisition of National Pen, resulting in an additional $15,040 of accruals as of June 30, 2017, which are included in each of the respective categories within the table.
Other current liabilities included the following:

	June 30, 2017	June 30, 2016
Contingent earn-out liability (2)	$44,049	$—
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	11,573	8,011
Short-term derivative liabilities	7,243	1,681
Mandatorily redeemable noncontrolling interest (3)	901	—
Other	2,100	374
Total other current liabilities	$78,435	$22,635
Other liabilities included the following:

	June 30, 2017	June 30, 2016
Contingent earn-out liability (2)	$—	$3,146
Long-term capital lease obligations	28,306	21,318
Long-term derivative liabilities	31,936	10,949
Mandatorily redeemable noncontrolling interest (3)	2,456	—
Other (4)	31,985	24,760
Total other liabilities (5)	$94,683	$60,173
_____________________
(2) During the third quarter of fiscal 2017, the contingent earn-out liability related to our WIRmachenDRUCK acquisition was reclassified to current liabilities as payment is due in the third quarter of fiscal 2018.
(3) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. Refer to Note 15 for additional details.
(4) Other liabilities includes $8,713 related to share-based compensation awards associated with our investment in Printi LLC. Refer to Note 15 for additional details.
(5) Total other liabilities was impacted by our acquisition of National Pen, resulting in an additional $8,506 of other liabilities as of June 30, 2017, primarily relating to capital lease obligations, which are included in each of the respective categories within the table.
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
The remaining portion of the amount payable to the two majority selling shareholders in the WIRmachenDRUCK acquisition was not included as part of the purchase consideration as of the acquisition date as it was contingent upon their post-acquisition employment and planned to be recognized as expense through the required employment period. During the first quarter of fiscal 2017, in response to a statutory tax notice we amended the terms of the compensation portion of the arrangement with the two majority selling shareholders and we removed the post-acquisition employment requirement. As the arrangement was no longer contingent upon continued employment, we accelerated the recognition of the remaining unrecognized compensation expense.
In addition, the estimated fair value of the contingent liability payable to all selling shareholders in the WIRmachenDRUCK acquisition increased, due to the recent business performance relative to performance targets and the time value impact within the Monte Carlo simulation model. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. We utilized a probability-based model assuming the maximum payment would be achieved and then discounted appropriately to derive the fair value as of June 30, 2017. We recognized $32,550 and $1,961 of expense during the years ended June 30, 2017 and 2016, respectively, as part of general and administrative expense. As of June 30, 2017, the total liability is $44,049, of which $38,596 relates to the majority shareholders and $5,453 relates to the minority shareholders, which is further discussed in Note 3.
10. Debt

	June 30, 2017	June 30, 2016
Senior secured credit facility	$600,037	$400,809
7.0% Senior unsecured notes due 2022	275,000	275,000
Other	7,541	10,088
Debt issuance costs and debt discounts	(5,922)	(7,386)
Total debt outstanding, net	876,656	678,511
Less short-term debt (1)	28,926	21,717
Long-term debt	$847,730	$656,794
_____________________
(1) Balances as of June 30, 2017 and June 30, 2016 are both inclusive of short-term debt issuance costs and debt discounts of $1,693 in both periods.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2017, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
As of June 30, 2017, we had a senior secured credit facility of $814,000 as follows:

•	Revolving loans of $690,000 with a maturity date of September 23, 2019

•	Term loan of $124,000 amortizing over the loan period, with a final maturity date of September 23, 2019
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of June 30, 2017, the weighted-average interest rate on outstanding borrowings was 3.56%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of June 30, 2017.

On July 13, 2017, we executed an amendment to our senior secured credit facility, and we expanded the total capacity to $1,045,000, which includes $745,000 of revolving loans and $300,000 of term loans. The amendment also extended the maturity date of the senior secured credit facility to July 13, 2022.
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
At any time prior to April 1, 2018, we may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the Indenture, plus, in each case, accrued and unpaid interest to, but not including, the redemption date. In addition, at any time prior to April 1, 2018, we may redeem up to 35% of the aggregate outstanding principal amount of the Notes at a redemption price equal to 107% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. At any time on or after April 1, 2018, we may redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest to, but not including, the redemption date.
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of June 30, 2017 we had $7,541 outstanding for those obligations that are payable through September 2024.
11. Shareholders’ Equity
Treasury shares

On February 22, 2016 we announced that our Supervisory Board authorized the purchase of up to 6,300,000 of our ordinary shares and during the year ended June 30, 2017 we purchased 593,763 shares under this program for a cost of $50,008. On March 22, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market. As of June 30, 2017, no shares have been repurchased under this authorization.
Share-based awards

The 2016 Performance Equity Plan (the "2016 Plan") became effective upon shareholder approval on May 27, 2016 and allows us to grant PSUs, entitling the recipient to receive Cimpress ordinary shares based upon continued service to Cimpress and the achievement of objective, predetermined appreciation of Cimpress' three-

year moving average share price. We may grant PSUs under the 2016 Plan to our employees, officers, directors (including members of the Management Board and Supervisory Board), consultants, and advisers. Subject to adjustment in the event of stock splits, stock dividends and other similar events, we may make awards under the 2016 Plan for up to 8,000,000 of our ordinary shares.
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
Our 2005 Non-Employee Directors’ Share Option Plan allows us to grant share options to our non-employee directors upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they are continuing to serve as a director at such time. We also have two additional plans with outstanding awards from which we will not grant any additional awards.
An aggregate of 9,523,532 ordinary shares were available for future awards under all of our share-based award plans as of June 30, 2017. For PSUs under our 2016 Plan, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. A combination of new shares and treasury shares has historically been used in fulfillment of our share based awards.
Share options
We have granted options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and have a contractual term of approximately eight to ten years. Options generally vest over 3 years for non-employee supervisory directors and over 4 years for employees.
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
We did not grant any share options in fiscal 2017. Weighted-average values used for option awards in fiscal 2016 and 2015 were as follows:

	Year Ended June 30,
	2016	2015
Risk-free interest rate	1.84%	1.67%
Expected dividend yield	—%	—%
Expected term (years)	6.00	6.00
Expected volatility	47%	50%
Weighted average fair value of options granted	$38.18	$35.84

A summary of our share option activity and related information for the year ended June 30, 2017 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	2,659,991	$45.21	3.3
Granted	—	—
Exercised	(495,763)	38.62
Forfeited/expired	(25,802)	50.00
Outstanding at the end of the period	2,138,426	$46.68	2.6	$102,321
Vested or expected to vest at the end of the period	2,138,426	$46.68	2.6	$102,321
Exercisable at the end of the period	1,869,762	$46.08	2.5	$90,584
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2017. The total intrinsic value of options exercised during the fiscal years ended June 30, 2017, 2016 and 2015 was $25,566, $5,494, and $61,531, respectively.
Performance share units - 2016 Performance Equity Plan

We began granting PSUs under our 2016 Performance Equity Plan during the first quarter of fiscal 2017. The PSU grants entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the granted amount, based upon continued service to Cimpress and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price that will be assessed annually in years 6 - 10 following the grant date. The fair value of the PSUs is based on a Monte Carlo simulation, and the resulting expense is recognized on an accelerated basis over the requisite service period.
A summary of our PSU activity and related information for the fiscal year ended June 30, 2017 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	—	$—
Granted	441,985	123.51
Vested and distributed	—	—
Forfeited	(66,947)	126.03
Outstanding at the end of the period	375,038	$123.06	$35,452
The weighted average fair value of PSUs granted during the fiscal year ended June 30, 2017 was $123.51 and the total intrinsic value of PSUs earned during the fiscal year ended June 30, 2017 was $35,452. As of June 30, 2017, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 937,595 shares.
Restricted share units

The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 2 years for non-employee directors and over 4 years for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. As of June 30, 2017, we had 164,000 RSUs outstanding that vest based on the achievement of various performance targets through fiscal 2020. The performance criteria for 140,000 of these RSUs are currently deemed not probable of achievement. Future changes in our probability conclusions could result in volatility of our share-based compensation expense as the units have a total fair value of $10,584.

A summary of our RSU activity and related information for the fiscal year ended June 30, 2017 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	600,075	$67.77
Granted	25,620	97.25
Vested and distributed	(234,804)	61.00
Forfeited	(56,521)	69.07
Unvested at the end of the period	334,370	$74.57	$31,608
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2017, 2016 and 2015 was $97.25, $75.63 and $63.28, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2017, 2016 and 2015 was $21,130, $21,810 and $19,846, respectively.
Restricted share awards
As part of our acquisition of Tradeprint during the first quarter of fiscal 2016, we issued 65,050 restricted ordinary shares. The fair value of the RSAs was determined based on our share price on the date of grant and is recognized as share-based compensation expense over the applicable service period. These awards generally vest over a 2 to 4 year period.
A summary of our RSA activity and related information for the fiscal year ended June 30, 2017 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	81,633	$68.41
Granted	—	—
Vested and distributed	(69,196)	87.33
Forfeited	—	—
Unvested at the end of the period	12,437	$64.53	$1,176
Share-based compensation
Total share-based compensation costs were $48,627, $23,828 and $24,075 for the years ended June 30, 2017, 2016 and 2015, respectively, and we elected to recognize the impact of forfeitures as they occur. From time to time we issue awards that are considered liability-based awards as they are settleable in cash. During the year ended June 30, 2017, we paid $10,947 for a liability based award associated with our 2014 acquisition of Pixartprinting. As of June 30, 2017, we have a liability-based award associated with our Printi LLC investment, accrued as part of other liabilities in the amount of $8,713. Refer to Note 15 for additional details.
Share-based compensation costs capitalized as part of software and website development costs were $1,546, $832 and $477 for the years ended June 30, 2017, 2016 and 2015, respectively.
As of June 30, 2017, there was $36,843 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.9 years.
12. Employees’ Savings Plans
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
We expensed $11,691, $9,073 and $8,619 for our government mandated and defined contribution plans in the years ended June 30, 2017, 2016 and 2015, respectively. Our expenses from these plans have increased during the year ended June 30, 2017 due to increased headcount, as well as the full year impact of our business acquisitions during the prior period.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2017 and 2016, the plan had an unfunded net pension obligation of approximately $1,658 and $4,007, respectively, and plan assets which totaled approximately $3,920 and $7,080, respectively. For the years ended June 30, 2017, 2016 and 2015 we recognized expense totaling $1,191, $1,820, and $2,043, respectively, related to our Swiss plan. During fiscal 2016, a component of the total expense related to a settlement loss of $506, as a result of headcount reductions in our Switzerland office.
13. Income Taxes
The following is a summary of our (loss) income before income taxes by geography:

	Year Ended June 30,
	2017	2016	2015
U.S.	$13,390	$23,057	$21,567
Non-U.S.	(92,707)	43,038	78,186
Total	$(79,317)	$66,095	$99,753
The components of the (benefit) provision for income taxes are as follows:

	Year Ended June 30,
	2017	2016	2015
Current:
U.S. Federal	$(1,144)	$7,915	$12,680
U.S. State	1,344	116	2,313
Non-U.S.	26,191	23,164	12,496
Total current	26,391	31,195	27,489
Deferred:
U.S. Federal	(1,999)	(2,353)	(4,505)
U.S. State	(1,497)	13	(1,070)
Non-U.S.	(30,013)	(13,171)	(11,473)
Total deferred	(33,509)	(15,511)	(17,048)
Total	$(7,118)	$15,684	$10,441

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	(0.1)	0.1	0.8
Tax rate differential on non-U.S. earnings	(15.5)	(35.7)	(23.8)
Impact of goodwill impairment charge	(1.6)	16.1	—
Compensation related items	7.4	(2.2)	0.8
Change in valuation allowance	(21.9)	26.9	8.0
Nondeductible acquisition-related payments	(18.0)	4.0	4.0
Notional interest deduction (Italy)	5.0	(5.3)	(2.5)
Net tax benefit on intellectual property transfer	13.8	(17.7)	(12.2)
Tax on unremitted earnings	(1.3)	4.3	0.2
Tax credits and incentives	7.1	(4.0)	(1.7)
Other	(0.9)	2.2	1.9
Effective income tax rate	9.0%	23.7%	10.5%

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

For the year ended June 30, 2017, our effective tax rate was 9.0% as compared to the prior year effective tax rate of 23.7%. The tax rate for fiscal year 2017 was based on a consolidated loss as compared to a profit in fiscal year 2016. This, combined with a more favorable geographical mix of earnings in fiscal year 2017, resulted in a lower effective tax rate for the year. In addition, we recorded a larger goodwill impairment charge in fiscal year 2016 as compared to fiscal year 2017 (discussed in Note 8) which is non-deductible for tax purposes. This was offset by increased nondeductible acquisition-related charges in fiscal year 2017 as compared to fiscal year 2016. Also, in fiscal year 2017 we recognized increased tax benefits associated with the vesting of share-based compensation awards, research and development credits and other incentives (primarily in the U.S. and Italy) as compared to fiscal year 2016. Our tax rate was higher in fiscal year 2016 as compared to fiscal year 2015 primarily due to the nondeductible goodwill impairment charge in fiscal year 2016.
In our fiscal year 2016 we adopted ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting." This resulted in tax benefits of $8,003 and $3,456 recognized in income tax (benefit) expense in the consolidated statement of operations for the years ended June 30, 2017 and 2016, respectively, which previously would have been recognized in additional paid-in capital in the consolidated balance sheet.
In fiscal year 2014, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. The transfer of assets occurred between wholly owned legal entities within the Cimpress group that are based in different tax jurisdictions. As the impact of the transfer was the result of an intra-entity transaction, any resulting gain or loss and immediate tax impact on the transfer is eliminated and not recognized in the consolidated financial statements under U.S. GAAP. The transferor entity recognized a gain on the transfer of assets that was not subject to income tax in its local jurisdiction. Our subsidiary based in Switzerland was the recipient of the intellectual property. In accordance with Swiss tax law, we are entitled to amortize the fair market value of the intellectual property received at the date of transfer over five years for tax purposes. The tax benefit associated with the amortization of the intellectual property was $12,696 and $12,764 in fiscal years ended June 30, 2017 and 2016, respectively. The impact of this tax benefit to our effective tax rate is included in the line "Net tax (benefit) expense on intellectual property transfer" in the above tax rate reconciliation table.

In fiscal year 2012, one of our subsidiaries purchased certain intellectual property and intangible assets of Webs, Inc., and we recognize the tax expense associated with the intra-entity transfer of these assets over a period equal to the expected economic lives of the assets. We elected to fund the transfer of these assets using an installment obligation payable over a 7.5-year period, and accordingly we recorded a deferred tax liability for the entire tax liability owed but not yet paid as of the date of the transaction with a corresponding asset in "Other Assets" to reflect the deferred tax charge to be recognized over the expected remaining lives of the assets. Refer to Note 17 - Commitment and Contingencies - for additional information regarding this obligation.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$85,728	$52,469
Depreciation and amortization	2,331	999
Accrued expenses	6,478	4,387
Share-based compensation	20,999	17,017
Credit and other carryforwards	2,688	953
Derivative financial instruments	7,121	2,799
Other	3,060	2,923
Subtotal	128,405	81,547
Valuation allowance	(56,953)	(35,429)
Total deferred tax assets	71,452	46,118
Deferred tax liabilities:
Depreciation and amortization	(71,477)	(75,390)
IP installment obligation	(6,460)	(9,608)
Tax on unremitted earnings	(4,374)	(3,233)
Other	(1,880)	(1,223)
Total deferred tax liabilities	(84,191)	(89,454)
Net deferred tax liabilities	$(12,739)	$(43,336)
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to losses incurred in certain jurisdictions (mainly Brazil, China, India, Japan and the Netherlands) for which management has determined, based on current profitability projections, that it is more likely than not that these losses will not be utilized within the applicable carryforward periods available under local law. We have not recorded a valuation allowance against $33,111 of deferred tax asset associated with current and prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessment is reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of this deferred tax asset, and such change would result in an additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

Additionally, we have recorded a full valuation allowance against $7,076 of deferred tax asset related to an interest rate derivative instrument for which management has determined, based on current profitability projections, that it is more likely than not that it will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance has been recorded in accumulated other comprehensive (loss) income on the balance sheet.

No valuation allowance has been recorded against the $20,999 deferred tax asset associated with share-based compensation charges at June 30, 2017. However, in the future, if the underlying awards expire, are released or are exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

Based on the weight of available evidence at June 30, 2017, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2017 is as follows:

Balance at June 30, 2016	$35,429
Charges to earnings (1)	16,674
Charges to other accounts (2)	4,850
Balance at June 30, 2017	$56,953
_________________
(1) Amount is primarily related to non-U.S. net operating losses.
(2) Amount is primarily related to unrealized losses on cross-currency swap contracts included in other comprehensive income (loss) and an increase in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes.
The decrease in deferred tax liabilities during fiscal 2017 is primarily attributable to increased net operating losses in Switzerland, offset by deferred tax liabilities of $3,255 related to intangible and other assets from the acquisition of National Pen.
As of June 30, 2017, we had gross U.S. federal and state net operating losses of approximately $3,091 that expire on various dates from fiscal 2030 through fiscal 2035. We had gross non-U.S. net operating loss and other carryforwards of $523,754, a significant amount of which expire in fiscal 2021, with the remaining amounts expiring on various dates from fiscal 2019 through fiscal 2037. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; and (ii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2017, no tax provision has been made for $27,406 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $6,500 to $7,500 at that time. A cumulative deferred tax liability of $4,374 has been recorded attributable to undistributed earnings that we have deemed are no longer indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.
A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2015	$5,710
Additions based on tax positions related to the current tax year	328
Additions based on tax positions related to prior tax years	132
Reductions based on tax positions related to prior tax years	(363)
Reductions due to audit settlements	(1,129)
Reductions due to lapse of statute of limitations	(429)
Balance June 30, 2016	$4,249
Additions based on tax positions related to the current tax year	632
Additions based on tax positions related to prior tax years	1,580
Reductions based on tax positions related to prior tax years	(30)
Reductions due to audit settlements	(1,048)
Balance June 30, 2017	$5,383

For the years ended June 30, 2017 and 2016, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $3,069 and $1,893, respectively. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2017 and 2016 were $384 and $142, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $1,000 to $1,200 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2016 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2011 through 2016 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
We are currently under income tax audit in certain jurisdictions globally. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
14. Noncontrolling Interests
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. During the year ended June 30, 2016, the losses attributable to the noncontrolling interest, primarily due to the goodwill impairment loss as discussed in Note 8, reduced the carrying value below the fixed redemption amount. We recorded an adjustment of $7,025 to increase the carrying value to the fixed redemption amount, which offset the net loss attributable to noncontrolling interest during the year ended June 30, 2016. As of June 30, 2017, the redemption value was less than the carrying value, and therefore no adjustment was required.

On April 3, 2014, we acquired 97% of the outstanding corporate capital of Pixartprinting S.p.A. The remaining 3% was considered a redeemable noncontrolling equity interest, as it was redeemable for cash based on financial results and was not solely within our control. During year ended June 30, 2016, we increased the carrying amount of the redeemable noncontrolling interest by $5,879 to reflect the estimated redemption value as of June 30, 2016. As the formulaic redemption value exceeded the fair value of noncontrolling interest as of June 30, 2016, $960 of the accretion was recorded as an offset to the net loss attributable to noncontrolling interest with the remaining accretion of $4,919 recorded to retained earnings. During fiscal 2017, we purchased the remaining equity interest for €10,406 ($10,947 based on the exchange rate as of the redemption date).

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

Noncontrolling interest
On August 7, 2014, we made a capital investment in Printi LLC; however during the fourth quarter of fiscal 2017 we modified the terms of the arrangement resulting in a reclassification of the noncontrolling interest to a liability as described in Note 15. As of June 30, 2017, the remaining noncontrolling interest includes a third-party investment in one of our acquired subsidiaries.
The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2015	$57,738	$512
Capital contribution from noncontrolling interest	5,141	—
Accretion to redemption value recognized in retained earnings (1)	4,919	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (2)	7,985	—
Adjustment to noncontrolling interest	—	(74)
Net loss attributable to noncontrolling interest	(11,840)	(83)
Dividend paid to noncontrolling interest	(368)	—
Foreign currency translation	1,726	(4)
Balance as of June 30, 2016	$65,301	$351
Capital contribution from noncontrolling interest	1,404	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (2)	372	—
Net (loss) income attributable to noncontrolling interest	(864)	4
Purchase of noncontrolling interests (3)	(20,299)	—
Sale of noncontrolling interest	—	(90)
Foreign currency translation	(502)	(52)
Balance as of June 30, 2017	$45,412	$213
__________________
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
(3) During fiscal 2017, we purchased the Pixartprinting and Japanese joint venture noncontrolling interests for $10,947 and $9,352, respectively.

15. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provides us access to a new market and the opportunity to drive longer-term growth in Brazil and other geographies as Printi expands internationally in the future. As of June 30, 2017, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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

We previously had call options with certain employee shareholders to increase our ownership in Printi incrementally over an eight-year period. On May 22, 2017, we modified the terms of the future put and call options and agreed to purchase an additional 3.7% non-voting economic interest during the fourth quarter of fiscal 2018. In addition, we will acquire the remaining equity interest in Printi through a reciprocal put and call structure, exercisable from March 31, 2021 through a mandatory redemption date of July 31, 2023. As the remaining equity interests are mandatorily redeemable by all parties no later than a specified future date, the noncontrolling interest is within the scope of ASC 480 and is required to be presented as a liability on our consolidated balance sheet. As of the amendment date, we reclassified the mandatorily redeemable noncontrolling interest to a liability and adjusted the liability to the fair value of $3,357, using an option pricing model, with an offsetting adjustment to additional paid-in capital. We will adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations.
Under the original terms of our arrangement, a portion of our call options were for Printi restricted stock held by Printi employees that was contingent on post-acquisition employment and recognized as share-based compensation over a four-year vesting period. As part of the modification, we eliminated the employment vesting provisions resulting in the acceleration of expense for the remaining awards not previously vested. The awards will continue to be considered liability-based awards and marked to fair value each reporting period until cash settlement. As of June 30, 2017, through the use of an option pricing model we estimate the current fair value to be $8,713 and we have recognized $5,803, $1,517 and $1,405 in general and administrative expense for the years ended June 30, 2017, 2016 and 2015, respectively.
As part of the amended arrangement, we agreed to lend two Printi employees up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. On July 10, 2017, $12,000 of the loan was drawn and will be considered a long-term loan receivable in our consolidated financial statements in the first quarter of fiscal 2018. The loans carry 8.5% annual interest and the loans are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.
16. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of June 30, 2017 we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

•
Vistaprint - Includes the operations of our Vistaprint-branded websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print - Includes the results of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK branded businesses.

•	National Pen - Includes the global operations of our National Pen branded businesses, which manufacture and market custom writing instruments and promotional products, apparel and gifts.

•
All Other Businesses - Includes the operations of our Albumprinter, Most of World, and Corporate Solutions businesses. Our Most of World businesses are focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. These businesses have been combined into one reportable segment based on materiality.

As part of the reorganization announced in January 2017, several groups that previously were part of our corporate and global functions, including significant portions of our technology, manufacturing and supply chain, finance, legal and other related groups, have been decentralized into our operating segments. This change is intended to improve accountability for customer satisfaction and capital returns, simplify decision-making, improve the speed of execution, further develop our cadre of general managers, and release entrepreneurial energy. The majority of the groups transferred into our operating segments joined our Vistaprint business and to a smaller extent our Upload and Print businesses. We revised our presentation of all prior periods presented to reflect our revised segment reporting.

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
We began granting PSUs under our 2016 Plan during the first quarter of fiscal 2017. The PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within corporate and global functions.
Adjusted net operating profit (loss) is the primary metric by which our CODM measures segment financial performance and allocates resources. Certain items are excluded from segment adjusted net operating profit (loss), such as acquisition-related amortization and depreciation, expense recognized for contingent earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in adjusted net operating profit (loss) and allocated based on headcount to the appropriate business or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. There are no internal revenue transactions between our operating segments, and we do not allocate non-operating income to our segment results. All intersegment transfers are recorded at cost for presentation to the CODM; for example, we allocate costs related to products manufactured by our global network of production facilities to the applicable operating segment. There is no intercompany profit or loss recognized on these transactions.
Our All Other Businesses reportable segment includes our Most of World and Corporate Solutions businesses, which have operating losses as they are in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding adjusted net operating profit (loss).
Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment.
Revenue by segment is based on the business-specific websites through which the customer’s order was transacted. The following tables set forth revenue, adjusted net operating profit (loss) by reportable segment, total (loss) income from operations and total (loss) income before taxes.

	Year Ended June 30,
	2017	2016	2015
Revenue:
Vistaprint	$1,305,285	$1,217,162	$1,149,706
Upload and Print	588,613	432,638	197,075
National Pen	112,712	—	—
All Other Businesses	128,795	138,244	147,425
Total revenue	$2,135,405	$1,788,044	$1,494,206
During the fourth quarter of fiscal 2017, we identified errors related to our unaudited segment profitability disclosures that were recast and reported during the third quarter of fiscal 2017. As part of this process we transferred, in error, certain costs from our corporate and global functions cost center to our Vistaprint segment. This resulted in the understatement of Vistaprint's adjusted net operating profit of $5,591 and $7,998 for the nine months ended March 31, 2017 and 2016, respectively and $2,727 for the three months ended March 31, 2016. This also resulted in an offsetting understatement of the costs of our corporate and global functions for the same amounts for the periods included above. The impacts of these errors have been revised within our results for the years ended June 30, 2017 and 2016. We have determined that these errors were not material, individually or in the aggregate, to any of the previously issued financial statements. Revisions to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. The revision had no net impact on our consolidated balance sheet, consolidated statements of comprehensive income (loss) and of cash flows for any prior periods.

	Year Ended June 30,
	2017	2016	2015
Adjusted net operating profit (loss) by segment:
Vistaprint	$165,193	$213,027	$193,048
Upload and Print	63,833	58,643	23,511
National Pen	(2,225)	—	—
All Other Businesses	(30,747)	(8,924)	10,699
Total adjusted net operating profit (loss) by segment	196,054	262,746	227,258
Corporate and global functions	(116,803)	(96,592)	(84,622)
Acquisition-related amortization and depreciation	(46,402)	(40,834)	(24,265)
Earn-out related charges (1)	(40,384)	(6,378)	(15,276)
Share-based compensation related to investment consideration	(9,638)	(4,835)	(3,569)
Certain impairments (2)	(9,556)	(41,820)	—
Restructuring related charges	(26,700)	(381)	(3,202)
Interest expense for Waltham lease	7,727	6,287	—
Total (loss) income from operations	(45,702)	78,193	96,324
Other income, net	10,362	26,098	20,134
Interest expense, net	(43,977)	(38,196)	(16,705)
(Loss) income before income taxes	$(79,317)	$66,095	$99,753
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

	Year Ended June 30,
	2017	2016	2015
Depreciation and amortization:
Vistaprint	$63,923	$40,686	$40,075
Upload and Print	56,073	47,696	24,539
National Pen	10,269	—	—
All Other Businesses	15,074	18,111	15,258
Corporate and global functions	13,061	25,425	17,628
Total depreciation and amortization	$158,400	$131,918	$97,500
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2017	2016	2015
United States	$901,061	$781,335	$718,072
Germany (1)	256,069	125,356	54,129
Other (2)	978,275	881,353	722,005
Total revenue	$2,135,405	$1,788,044	$1,494,206

	Year Ended June 30,
	2017	2016	2015
Physical printed products and other (3)	$2,076,564	$1,724,676	$1,423,110
Digital products/services	58,841	63,368	71,096
Total revenue	$2,135,405	$1,788,044	$1,494,206

__________________
(1) During the fiscal year ended June 30, 2017, our revenues within the German market exceeded 10% of our total consolidated revenue. Therefore we have presented Germany as a significant geographic area and recast all prior periods.
(2) Our other revenue includes the Netherlands, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.
The following tables set forth long-lived assets by geographic area:

	June 30, 2017	June 30, 2016
Long-lived assets (4):
Canada	$85,926	$89,888
Netherlands	83,223	91,053
United States	64,034	32,977
Switzerland	49,017	38,501
Italy	44,423	34,086
Australia	22,961	24,358
France	22,794	24,561
Jamaica	21,492	22,604
Japan	20,686	23,213
Other	64,377	53,059
Total	$478,933	$434,300
___________________
(4) Excludes goodwill of $514,963 and $466,005, intangible assets, net of $275,924 and $216,970, the Waltham lease asset of $116,045 and $120,168, and deferred tax assets of $48,004 and $26,093 as of June 30, 2017 and June 30, 2016, respectively.
17. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 2. Total lease expense, net of sublease income, for the years ended June 30, 2017, 2016 and 2015 was $13,959, $12,943, and $16,926, respectively.
We lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2023. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2017, is $40,771, net of accumulated depreciation of $26,550; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2017 amounts to $39,879.

	Operating lease obligations	Build-to-suit lease obligation (1)	Capital lease obligation	Total lease obligations
2018	$13,344	$12,569	$13,916	$39,829
2019	9,446	12,569	10,721	32,736
2020	8,893	12,569	7,590	29,052
2021	7,426	12,569	3,992	23,987
2022	4,522	12,569	1,838	18,929
Thereafter	6,512	46,403	3,253	56,168
Total	$50,143	$109,248	$41,310	$200,701
__________

(1) Minimum payments relate to our Waltham lease obligation, refer to Note 2 for additional details.
Purchase Obligations
At June 30, 2017, we had unrecorded commitments under contract of $29,697, which were primarily composed of commitments for production and computer equipment purchases of approximately $5,540. In addition, we had purchase commitments for third-party web services of $5,000, professional and consulting fees of approximately $5,672, inventory purchase commitments of $2,358, commitments for advertising campaigns of $2,605, and other unrecorded purchase commitments of $8,522.
Debt
The required principal payments due during the next five years and thereafter under our outstanding long-term debt obligations at June 30, 2017 are as follows:

2018	$30,542
2019	79,452
2020	494,809
2021	1,184
2022	768
Thereafter	275,823
Total	$882,578
On July 13, 2017, we executed an amendment to our senior secured credit facility, and we expanded the total capacity to $1,045,000, which includes $745,000 of revolving loans and $300,000 of term loans. The amendment also extended the maturity date of the senior secured credit facility to July 13, 2022.
Other Obligations
We have an outstanding installment obligation of $6,460 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2017. Other obligations also include a contingent earn-out liability for our fiscal 2016 WIRmachenDRUCK acquisition, based on the achievement of certain financial targets, payable at our option in cash or ordinary shares in fiscal 2018 of $44,049. Refer to Note 9 for additional discussion related to the contingent earn-out liability. We have also agreed to a loan arrangement with two Printi employees, which includes an initial draw on the loans in the amount of $12,000 during the first quarter of fiscal 2018. Refer to Note 15 for additional details. In addition, we have deferred payments related to our fiscal 2015 and 2016 acquisitions of $2,075 in aggregate.
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

18. Restructuring Charges

On January 23, 2017, the Supervisory Board of Cimpress N.V. approved a plan to restructure the company and implement organizational changes that decentralized the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, and improve the speed of execution. In order to enact the plan, we transferred approximately 3,000 team members that were part of central teams into our businesses. We also reduced the scope of certain other roles and functions that were previously performed centrally, which led to the termination of approximately 135 employees, and reduction of planned hiring in targeted areas. We also eliminated the positions of four Cimpress executive officers who, as a result, left the company.

The restructuring event discussed above resulted in additional costs, within our corporate and global functions cost center of $25,584 for the year ended June 30, 2017. In addition, for the year ended June 30, 2017 we recognized $1,116 of restructuring costs within our National Pen business related to a separate initiative. Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services and abandonment of production equipment. We do not expect any material additional restructuring charges in future periods as it relates to these restructuring activities.

The restructuring charges included in our consolidated statement of operations for the years ended June 30, 2017, 2016 and 2015 within restructuring expense is $26,700, $381, and $3,202, respectively.

The following table summarizes the restructuring activity during the year ended June 30, 2017:

	Severance and Related Benefits	Other Restructuring Costs (1)	Total
Accrued restructuring liability as of June 30, 2016	$—	$—	$—
Restructuring charges	24,020	2,680	26,700
Cash payments	(13,161)	(1,861)	(15,022)
Non-cash charges (2)	(6,257)	(611)	(6,868)
Accrued restructuring liability as of June 30, 2017	$4,602	$208	$4,810
_____________________
(1) Includes restructuring charges for third party professional fees of $2,049, as well as $611 for the abandonment of production equipment which was not yet placed into service and under our decentralized operating model had no future use.
(2) Non-cash charges include acceleration of share-based compensation expenses, as well as abandonment charges for production equipment.
19. Quarterly Financial Data (unaudited)

Year Ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$443,713	$576,851	$550,585	$564,256
Cost of revenue (1)	213,050	276,366	268,482	279,077
Net income (loss)	(30,030)	35,022	(42,678)	(34,513)
Net income (loss) attributable to Cimpress N.V.	(29,103)	35,028	(42,934)	(34,702)
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$(0.92)	$1.12	$(1.38)	$(1.11)
Diluted	$(0.92)	$1.07	$(1.38)	$(1.11)

Year Ended June 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$375,748	$496,274	$436,817	$479,205
Cost of revenue (1)	157,170	197,462	196,911	222,097
Net income (loss)	10,022	58,991	(35,771)	17,169
Net income (loss) attributable to Cimpress N.V.	10,771	59,319	(32,671)	16,930
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$0.33	$1.89	$(1.04)	$0.54
Diluted	$0.32	$1.81	$(1.04)	$0.51
_____________________
(1) Cost of revenue as included within the quarterly financial data has been recast for all periods presented to reflect the change in presentation of amortization expense for acquired intangible assets. Refer to Note 2 for further information relating to this change in presentation.
Basic and diluted net income (loss) per share attributable to Cimpress N.V. are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

20. Subsequent Events

The following events occurred subsequent to June 30, 2017:

•	On July 13, 2017, we entered into an amendment to our senior secured credit facility. Refer to Note 10 for additional details.

•	On July 21, 2017, we entered into a definitive agreement to sell our Albumprinter business, including its FotoKnudsen subsidiary. Refer to Note 2 for additional details.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The scope of management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2017 excluded an assessment of the internal control over financial reporting of National Pen, which we acquired during fiscal 2017. The results of National Pen are included in our 2017 consolidated financial statements and represent approximately $91.3 million and $42.3 million of consolidated total assets and net assets, respectively, as of June 30, 2017 and $112.7 million and $7.2 million of consolidated revenue and net loss attributable to Cimpress N.V., respectively, for the year ended June 30, 2017.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2017, as stated in their report included on page 54.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Board members and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders, which we refer to as our 2017 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2017. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2017 Proxy Statement captioned “Executive Compensation,” “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2017 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2017 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2017 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 52 of this Report.
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
August 11, 2017                     Cimpress N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	President and Chief Executive Officer	August 11, 2017
Robert S. Keane	(Principal executive officer)

/s/ Sean E. Quinn	Chief Financial Officer	August 11, 2017
Sean E. Quinn	(Principal financial and accounting officer)

/s/ Paolo De Cesare	Member, Supervisory Board	August 11, 2017
Paolo De Cesare

/s/ Sophie A. Gasperment	Member, Supervisory Board	August 11, 2017
Sophie A. Gasperment

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 11, 2017
John J. Gavin Jr.

/s/ Eric C. Olsen	Member, Supervisory Board	August 11, 2017
Eric C. Olsen

/s/ Richard T. Riley	Chairman, Supervisory Board	August 11, 2017
Richard T. Riley

/s/ Nadia Shouraboura	Member, Supervisory Board	August 11, 2017
Nadia Shouraboura

/s/ Mark T. Thomas	Member, Supervisory Board	August 11, 2017
Mark T. Thomas

/s/ Scott Vassalluzzo	Member, Supervisory Board	August 11, 2017
Scott Vassalluzzo

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Association of Cimpress N.V., as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014
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

10.5*	2011 Equity Incentive Plan is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on June 8, 2011 (File No. 000-51539)
10.6*
Form of Nonqualified Share Option Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (File No. 000-51539)

10.7*
Form of Restricted Share Unit Agreement for employees and executives under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (File No. 000-51539)

10.8*
Form of Restricted Share Unit Agreement for Supervisory Board members under our 2011 Equity Incentive Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscalyear ended June 30, 2015

10.9*	2016 Performance Equity Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 16, 2016
10.10*
Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.11*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.12*
Form of Performance Share Unit Agreement for Supervisory Board members under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016

10.13*	2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.14*	Form of Restricted Share Award Agreement under 2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.15*
Amended and Restated Performance Incentive Plan for Covered Employees is incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A dated and filed with the SEC on October 16, 2013

10.16*
Form of Indemnification Agreement between Cimpress N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 000-51539)

10.17*
Amended and Restated Executive Retention Agreement between Cimpress N.V. and Robert Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.18*
Form of Executive Retention Agreement between Cimpress N.V. and Katryn Blake is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.19*
Form of Executive Retention Agreement between Cimpress N.V. and each of Donald LeBlanc and Sean Quinn is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-51539)

10.20*
Employment Agreement between Cimpress USA Incorporated and Robert Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 000-51539)

10.21*
Amendment No. 1 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (File No. 000-51539)

10.22*
Amendment No. 2 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (File No. 000-51539)

10.23*
Amendment No. 3 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated July 25, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 000-51539)

10.24*
Amendment No. 4 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (File No. 000-51539)

10.25*
Amendment No. 5 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2014 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (File No. 000-51539)

10.26*
Amendment No. 6 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (File No. 000-51539)

10.27*
Amendment No. 7 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated August 23, 2016 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-51539)

10.28*
Memorandum clarifying relative precedence of agreements between Cimpress N.V. and Robert Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (File No. 000-51539)

10.29*	Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress N.V. and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016
10.30*
Employment Agreement between Cimpress N.V. and Cornelis David Arends dated November 1, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-51539)

10.31*
Long Term International Assignment Agreement between Cimpress N.V. and Cornelis David Arends dated December 9, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (File No. 000-51539)

10.31*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Katryn Blake, Donald LeBlanc, and Sean Quinn is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.32*
Form of Confidential Information and Non-Competition Agreement between Cimpress and each of Robert Keane, Katryn Blake, Donald LeBlanc, and Sean Quinn is incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 333-125470)

10.33*	Summary of Compensatory Arrangements with Members of the Supervisory Board is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016
10.34*
Separation Agreement dated February 17, 2017 between Cimpress USA Incorporated and Donald Nelson is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2017

10.35*
Separation Agreement dated February 17, 2017 between Cimpress USA Incorporated and Lawrence Gold is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

10.36*
Protocol Transactionnel (Settlement Agreement) dated March 22, 2017 between Cimpress France SARL and Ashley Hubka is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

10.37*
Settlement Agreement dated February 17, 2017 between Vistaprint B.V. and Wilhelm G.A. Jacobs is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017

10.38
Call Option Agreement between Cimpress N.V. and Stichting Continuïteit Cimpress (formerly Stichting Continuïteit Vistaprint) dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009 (File No. 000-51539)

10.39
Amendment and Restatement Agreement dated as of July 13, 2017 among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.40
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013 between the Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.43
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between Cimpress USA Incorporated, Vistaprint Limited, Cimpress Schweiz GmbH, and Vistaprint B.V., as Borrowers, and Cimpress USA Manufacturing Incorporated, National Pen Co. LLC, National Pen Tennessee LLC, NP Corporate Services LLC, Pixartprinting USA Incorporated, Vistaprint Corporate Solutions Incorporated, and Webs, Inc., as Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, between such Borrowers and Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

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