Form 10-Q
period 2017-09-30
CIMPRESS N.V.
filed 2017-11-03
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 27, 2017, there were 31,041,183 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$42,800	$25,697
Accounts receivable, net of allowances of $4,297 and $3,590, respectively	58,413	48,630
Inventory	56,754	46,563
Prepaid expenses and other current assets	75,921	78,835
Assets held for sale	—	46,276
Total current assets	233,888	246,001
Property, plant and equipment, net	511,890	511,947
Software and website development costs, net	50,312	48,470
Deferred tax assets	78,748	48,004
Goodwill	525,806	514,963
Intangible assets, net	268,678	275,924
Other assets	26,772	34,560
Total assets	$1,696,094	$1,679,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$121,119	$127,386
Accrued expenses	186,502	175,567
Deferred revenue	39,239	30,372
Short-term debt	19,941	28,926
Other current liabilities	86,998	78,435
Liabilities held for sale	—	8,797
Total current liabilities	453,799	449,483
Deferred tax liabilities	58,805	60,743
Lease financing obligation	105,679	106,606
Long-term debt	800,860	847,730
Other liabilities	108,607	94,683
Total liabilities	1,527,750	1,559,245
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	83,841	45,412
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 31,020,287 and 31,415,503 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,060,340 and 12,665,124 shares, respectively	(627,002)	(588,365)
Additional paid-in capital	366,684	361,376
Retained earnings	432,273	414,771
Accumulated other comprehensive loss	(88,325)	(113,398)
Total shareholders’ equity attributable to Cimpress N.V.	84,245	74,999
Noncontrolling interests (Note 10)	258	213
Total shareholders' equity	84,503	75,212
Total liabilities, noncontrolling interests and shareholders’ equity	$1,696,094	$1,679,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Revenue	$563,284	$443,713
Cost of revenue (1)	283,755	213,050
Technology and development expense (1)	62,103	59,010
Marketing and selling expense (1)	166,093	132,668
General and administrative expense (1)	38,778	56,580
Amortization of acquired intangible assets	12,633	10,213
Restructuring expense (1)	854	—
(Gain) on sale of subsidiaries	(47,545)	—
Income (loss) from operations	46,613	(27,808)
Other expense, net	(16,312)	(2,132)
Interest expense, net	(13,082)	(9,904)
Income (loss) before income taxes	17,219	(39,844)
Income tax (benefit) expense	(6,187)	(9,814)
Net income (loss)	23,406	(30,030)
Add: Net (income) loss attributable to noncontrolling interest	(43)	927
Net income (loss) attributable to Cimpress N.V.	$23,363	$(29,103)
Basic net income (loss) per share attributable to Cimpress N.V.	$0.75	$(0.92)
Diluted net income (loss) per share attributable to Cimpress N.V.	$0.72	$(0.92)
Weighted average shares outstanding — basic	31,220,311	31,570,824
Weighted average shares outstanding — diluted	32,332,162	31,570,824
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2017	2016
Cost of revenue	$40	$43
Technology and development expense	1,856	2,325
Marketing and selling expense	985	820
General and administrative expense	3,928	8,383
Restructuring expense	103	—

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended September 30,
	2017	2016
Net income (loss)	$23,406	$(30,030)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains, net of hedges	27,307	9,178
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	3,571	(1,769)
Amounts reclassified from accumulated other comprehensive loss to net income (loss) on derivative instruments	(2,764)	832
Unrealized loss on available-for-sale-securities	—	(924)
Gain on pension benefit obligation, net	—	36
Comprehensive income (loss)	51,520	(22,677)
Add: Comprehensive (income) loss attributable to noncontrolling interests	(3,084)	390
Total comprehensive income (loss) attributable to Cimpress N.V.	$48,436	$(22,287)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$23,406	$(30,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,384	35,405
Share-based compensation expense	6,912	11,571
Deferred taxes	(16,589)	(18,163)
Gain on sale of subsidiaries	(47,545)	—
Change in contingent earn-out liability	827	16,020
Unrealized loss on derivatives not designated as hedging instruments included in net income (loss)	6,066	1,811
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	8,386	3,027
Other non-cash items	23	670
Changes in operating assets and liabilities:
Accounts receivable	(8,839)	2,917
Inventory	(8,985)	(1,220)
Prepaid expenses and other assets	(4,893)	671
Accounts payable	(1,621)	(7,952)
Accrued expenses and other liabilities	16,847	(5,127)
Net cash provided by operating activities	16,379	9,600
Investing activities
Purchases of property, plant and equipment	(20,457)	(19,319)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	93,779	—
Business acquisitions, net of cash acquired	(110)	(580)
Purchases of intangible assets	(24)	(26)
Capitalization of software and website development costs	(8,934)	(8,312)
Other investing activities	(1,956)	785
Net cash provided by (used in) investing activities	62,298	(27,452)
Financing activities
Proceeds from borrowings of debt	179,532	87,000
Payments of debt and debt issuance costs	(237,929)	(82,725)
Payments of withholding taxes in connection with equity awards	(1,190)	(7,549)
Payments of capital lease obligations	(4,658)	(3,276)
Purchase of ordinary shares	(40,674)	—
Proceeds from issuance of ordinary shares	6,070	—
Issuance of loans	(12,000)	—
Proceeds from sale of noncontrolling interest	35,390	—
Net cash used in financing activities	(75,459)	(6,550)
Effect of exchange rate changes on cash	1,843	601
Change in cash held for sale	12,042	—
Net increase (decrease) in cash and cash equivalents	17,103	(23,801)
Cash and cash equivalents at beginning of period	25,697	77,426
Cash and cash equivalents at end of period	$42,800	$53,625
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,430	$5,362
Income taxes	5,369	8,555
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$2,077
Amounts accrued related to business acquisitions	50,904	21,805
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

Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other period. The consolidated balance sheet at June 30, 2017 has been derived from our audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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

Share-based compensation
Total share-based compensation costs were $6,912 and $11,571 for the three months ended September 30, 2017 and 2016, respectively, and we elected to recognize the impact of forfeitures as they occur. During the first quarter of fiscal 2018, we issued 108,606 supplemental performance share awards (which assumes one share for each share award, but based on actual performance that amount can range from zero to 271,515) to certain members of management which contain a service, market and performance condition and vest ratably over a three year service period. As the award contains a performance vesting condition, compensation costs are recorded only if it is probable that the performance condition will be achieved. As of September 30, 2017, we do not consider the performance condition associated with these awards probable and we have not recognized any expense during the current period.
In a future period, if we determine that the achievement of the performance condition is probable, we will cumulatively catch-up the expense and begin recognizing expense in that period. The compensation expense for these awards will be estimated at fair value using a Monte Carlo simulation valuation model. Due to a discretionary element for the performance condition of the awards they will be subject to mark-to-market accounting throughout the performance vesting period.
Sale of Albumprinter
On August 31, 2017 we sold our Albumprinter business, including FotoKnudsen AS, for a total of €78,382 ($93,071 based on the exchange rate as of the date of sale) in cash, net of transaction costs and cash divested (after $11,874 in pre-closing dividends). As a result of the sale, we recognized a gain of $47,545, net of transaction costs, within our consolidated statement of operations for the three months ended September 30, 2017.

The transaction did not qualify for discontinued operations presentation, and as of June 30, 2017, the Albumprinter business assets and liabilities were presented as held-for-sale in our consolidated balance sheet. In connection with the divestiture, we have entered into an agreement with Albumprinter under which Albumprinter will continue to fulfill photo book orders for our Vistaprint business. Additionally, we have agreed to provide Albumprinter with certain transitional support services for a period of up to one year.

Foreign Currency Translation

Our non-U.S. dollar functional currency subsidiaries translate their assets and liabilities denominated in their functional currency to U.S. dollars at current rates of exchange in effect at the balance sheet date, and revenues and expenses are translated at average rates prevailing throughout the period. The resulting gains and losses from translation are included as a component of accumulated other comprehensive loss. Transaction gains and losses and remeasurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other expense, net in our consolidated statements of operations.
Other expense, net
The following table summarizes the components of other expense, net:

	Three Months Ended September 30,
	2017	2016
(Losses) gains on derivatives not designated as hedging instruments (1)	$(8,250)	$77
Currency-related losses, net (2)	(8,202)	(2,966)
Other gains	140	757
Total other expense, net	$(16,312)	$(2,132)
_____________________
(1) Primarily relates to both realized and unrealized (losses) gains on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships, which we may alter at times, and are subject to currency exchange rate volatility. The net currency-related losses for the three months ended September 30, 2017 and 2016 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized losses related to cross-currency swaps were $4,110 and $1,434 for the three months ended September 30, 2017 and 2016, respectively.
Net Income (Loss) Per Share Attributable to Cimpress N.V.
Basic net income (loss) per share attributable to Cimpress N.V. is computed by dividing net income (loss) attributable to Cimpress N.V. by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to Cimpress N.V. gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), restricted share awards ("RSAs") and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2017	2016
Weighted average shares outstanding, basic	31,220,311	31,570,824
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	1,111,851	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress N.V.	32,332,162	31,570,824
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress N.V.	9,163	1,524,854
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

Property, plant and equipment, net, included $115,015 and $116,045 as of September 30, 2017 and June 30, 2017, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $118,249 and $119,176 as of September 30, 2017 and June 30, 2017, respectively.
Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the three months ended September 30, 2017, we repurchased 452,820 of our ordinary shares for a total cost of $40,674 inclusive of transaction costs, in connection with our publicly announced share repurchase programs. We did not repurchase any shares in the prior comparative period.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16), which requires the recognition for income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for us on July 1, 2018 and permits early adoption. We elected to early adopt the new standard during the first quarter of fiscal 2018, and recognized a reduction to prepaid and other current assets of $24,573, an increase in deferred tax assets of $18,710 and a cumulative-effect adjustment to retained earnings of $5,863. If we had not early adopted, the forecasted fiscal 2018 tax expense would be lower by $9,787.

Issued Accounting Standards to be Adopted
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)," (ASU 2017-12), which better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. The amendment is effective for us on July 1, 2019 and permits early adoption, including adoption in an interim period. The standard requires a modified retrospective transition approach, in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. We are currently evaluating the impact on our financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation - Stock Compensation (Topic 718)," (ASU 2017-09), which clarifies the application of Topic 718 when accounting for changes in the terms and conditions of a share-based payment award. The new standard requires changes to the terms or conditions of a share-based payment award to be accounted for under modification accounting unless there is no change to the fair value, vesting conditions and classification of the award after modification. The amendment is effective for us on July 1, 2018 and permits early adoption. The amendment is to be applied prospectively, and we are currently evaluating the impact on our financial statements.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-02,"Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019. The standard permits early adoption. We are currently evaluating our adoption timing and the effect that ASU 2016-02 will have on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018. The standard permits the use of either the retrospective or modified retrospective method. We will adopt the new standard in the first quarter of fiscal 2019, and we will apply the modified retrospective approach. We are actively evaluating the impact of the new standard on a business unit by business unit basis through a review of contract terms and material revenue streams. Our ongoing assessment includes both the quantification of any material impacts, as well as the related disclosures.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$2,047	$—	$2,047	$—
Currency forward contracts	1,212	—	1,212	—
Total assets recorded at fair value	$3,259	$—	$3,259	$—

Liabilities
Interest rate swap contracts	$(668)	$—	$(668)	$—
Cross-currency swap contracts	(29,294)	—	(29,294)	—
Currency forward contracts	(27,623)	—	(27,623)	—
Currency option contracts	(607)	—	(607)	—
Contingent consideration	(5,734)	—	—	(5,734)
Total liabilities recorded at fair value	$(63,926)	$—	$(58,192)	$(5,734)

	June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$1,717	$—	$1,717	$—
Total assets recorded at fair value	$1,717	$—	$1,717	$—

Liabilities
Interest rate swap contracts	$(483)	$—	$(483)	$—
Cross-currency swap contracts	(19,760)	—	(19,760)	—
Currency forward contracts	(14,700)	—	(14,700)	—
Currency option contracts	(651)	—	(651)	—
Contingent consideration	(5,453)	—	—	(5,453)
Total liabilities recorded at fair value	$(41,047)	$—	$(35,594)	$(5,453)
During the quarter ended September 30, 2017 and year ended June 30, 2017, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
As part of the acquisition of WIRmachenDRUCK on February 1, 2016, we agreed to a variable contingent payment up to €40,000, previously based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. Subsequently, during the first quarter of fiscal 2018, we amended the terms of this arrangement to remove the performance target and agreed to pay the maximum amount in January 2018. The fair value of the liability is $46,316 as of September 30, 2017 and represents the present value of the agreed payment amount. Of the total liability, $5,734 is considered contingent consideration and included in the table below and the remaining portion of the liability is classified as a compensation arrangement as discussed in Note 7.

The following table represents the changes in fair value of Level 3 contingent consideration:

	Three Months Ended September 30,
	2017 (1)	2016 (2)
Balance at June 30	$5,453	$1,212
Fair value adjustment	102	1,112
Foreign currency impact	179	15
Balance at September 30	$5,734	$2,339
_____________________
(1) Classified as a current liability as of June 30, 2017 and September 30, 2017 on the consolidated balance sheet.
(2) Classified as a long-term liability as of June 30, 2016 and September 30, 2016 on the consolidated balance sheet.

As of September 30, 2017 and June 30, 2017, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2017 and June 30, 2017 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $829,289 and $882,578, respectively, and the fair value was $837,510 and $906,744, respectively. Our debt at September 30, 2017 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the effective portion of changes in the fair value of the derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, then the ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The change in the fair value of derivatives not designated as hedges is recognized directly in earnings, as a component of other expense, net.
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of two of our interest rate swap contracts was deemed to be ineffective during the three months ended September 30, 2017. For the ineffective portion, we recognized $31 of gains as part of other expense, net in our consolidated statement of operations during the three months ended September 30, 2017. We did not hold any contracts deemed to be ineffective during the prior comparative period.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of September 30, 2017, we estimate that $510 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2018. As of September 30, 2017, we had eight outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through June 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2017	$60,000
Contracts with a future start date	240,000
Total	$300,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of September 30, 2017, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other expense, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30, 2017, we estimate that $1,317 will be reclassified from accumulated other comprehensive loss to other expense, net during the twelve months ending September 30, 2018.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of September 30, 2017, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We did not hold any ineffective cross-currency swaps during the three months ended September 30, 2017 and 2016.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of September 30, 2017, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected not to apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2017, we have experienced volatility within other expense, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2017, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee,

Mexican Peso, New Zealand Dollar, Norwegian Krone, and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$449,834	June 2016 through September 2017	Various dates through March 2019	490	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2017 and June 30, 2017:

	September 30, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,388	$(341)	$2,047	Other current liabilities / other liabilities	$(668)	$—	$(668)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(12,425)	—	(12,425)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(16,869)	—	(16,869)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(15,497)	—	(15,497)
Total derivatives designated as hedging instruments		$2,388	$(341)	$2,047		$(45,459)	$—	$(45,459)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$1,360	$(148)	$1,212	Other current liabilities / other liabilities	$(13,733)	$1,607	$(12,126)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(607)	—	(607)
Total derivatives not designated as hedging instruments		$1,360	$(148)	$1,212		$(14,340)	$1,607	$(12,733)

	June 30, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,072	$(355)	$1,717	Other current liabilities / other liabilities	$(483)	$—	$(483)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(7,640)	—	(7,640)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(12,120)	—	(12,120)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(9,896)	—	(9,896)
Total derivatives designated as hedging instruments		$2,072	$(355)	$1,717		$(30,139)	$—	$(30,139)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(8,033)	$3,229	$(4,804)
Currency Option Contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(651)	—	(651)
Total derivatives not designated as hedging instruments		$—	$—	$—		$(8,684)	$3,229	$(5,455)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three months ended September 30, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended September 30,
In thousands	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$63	$251
Cross-currency swaps	3,508	(2,020)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(5,124)	(2,059)
Currency forward contracts	(6,394)	(456)
	$(7,947)	$(4,284)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
In thousands	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$58	$(156)	Interest expense, net
Cross-currency swaps	(3,747)	(953)	Other expense, net
Total before income tax	(3,689)	(1,109)	Income (loss) before income taxes
Income tax	925	277	Income tax benefit
Total	$(2,764)	$(832)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income (loss)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended September 30,
In thousands	2017	2016
Derivatives not designated as hedging instruments
Currency contracts	$(8,281)	$77	Other expense, net
Interest rate swaps	31	—	Other expense, net
	$(8,250)	$77
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(986) for the three months ended September 30, 2017:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2017	$(2,250)	$(357)	$(110,791)	$(113,398)
Other comprehensive income (loss) before reclassifications	3,571	—	24,266	27,837
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(2,764)	—	—	(2,764)
Net current period other comprehensive income (loss)	807	—	24,266	25,073
Balance as of September 30, 2017	$(1,443)	$(357)	$(86,525)	$(88,325)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2017 and June 30, 2017, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $28,575 and $17,048, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2017 and June 30, 2017 is as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2017	$147,207	$321,805	$34,520	$11,431	$514,963
Adjustments (1)	(58)	—	(86)	—	(144)
Effect of currency translation adjustments (2)	468	10,519	—	—	10,987
Balance as of September 30, 2017	$147,617	$332,324	$34,434	$11,431	$525,806
_________________
(1) Includes final purchase accounting adjustments for our National Pen acquisition and a portion of the goodwill adjustment is allocated to the Vistaprint reportable segment for certain synergies that are expected to be realized in the segment.
(2) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three months ended September 30, 2017 and 2016 was $12,633 and $10,213, respectively. The increase in acquired intangible asset amortization is primarily related to our December 30, 2016 acquisition of National Pen.
7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2017	June 30, 2017
Compensation costs	$49,166	$54,487
Income and indirect taxes	35,640	34,469
Advertising costs	26,724	26,641
Interest payable	10,255	5,263
Shipping costs	7,928	6,651
Production costs	7,652	7,472
Sales returns	5,178	4,474
Purchases of property, plant and equipment	3,171	3,786
Professional costs	3,243	3,021
Other	37,545	29,303
Total accrued expenses	$186,502	$175,567
Other current liabilities included the following:

	September 30, 2017	June 30, 2017
Contingent earn-out liability	$46,316	$44,049
Current portion of lease financing obligation	12,569	12,569
Short-term derivative liabilities	13,078	7,243
Current portion of capital lease obligations	11,471	11,573
Mandatorily redeemable noncontrolling interest (1)	905	901
Other	2,659	2,100
Total other current liabilities	$86,998	$78,435

Other liabilities included the following:

	September 30, 2017	June 30, 2017
Long-term derivative liabilities	$47,199	$31,936
Long-term capital lease obligations	25,712	28,306
Mandatorily redeemable noncontrolling interest (1)	2,469	2,456
Other (2)	33,227	31,985
Total other liabilities	$108,607	$94,683
_______________________
(1) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. Refer to Note 11 for additional details.
(2) As of September 30, 2017 and June 30, 2017, other liabilities includes $8,753 and $8,173, respectively, related to share-based compensation awards associated with our investment in Printi LLC. Refer to Note 11 for additional details.
Contingent earn-out liability
Under the original terms of the WIRmachenDRUCK earn-out arrangement, a portion of the earn-out attributed to the minority selling shareholders was included as a component of purchase consideration as of the acquisition date, with any subsequent changes to fair value recognized within general and administrative expense. This earn-out was previously calculated on a sliding scale, based on the achievement of cumulative gross profit against a predetermined target. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. During the first quarter of fiscal 2018, we amended the terms of this arrangement, to remove the performance condition and we agreed to pay the maximum amount of €40,000 in January 2018.
The liability represents the present value of the agreed payment amount. We recognized $827 and $8,985 of expense during the three months ended September 30, 2017 and 2016 respectively, as part of general and administrative expense. As of September 30, 2017, the total liability is $46,316, of which $40,582 relates to the majority shareholders and $5,734 relates to the minority shareholders.
8. Debt

	September 30, 2017	June 30, 2017
Senior secured credit facility	$546,043	$600,037
7.0% Senior unsecured notes due 2022	275,000	275,000
Other	8,246	7,541
Debt issuance costs and debt discounts (1)	(8,488)	(5,922)
Total debt outstanding, net	820,801	876,656
Less short-term debt (2)	19,941	28,926
Long-term debt	$800,860	$847,730
_____________________
(1) During the three months ended September 30, 2017, we capitalized $3,251 in debt issuance costs, which related to the amendment and restatement to our senior secured credit facility. Refer below for additional details relating to the amendment.
(2) Balances as of September 30, 2017 and June 30, 2017 are inclusive of short-term debt issuance costs and debt discounts of $1,858 and$1,693, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2017, we were in compliance with all financial and other covenants related to our debt.

Senior Secured Credit Facility
On July 13, 2017, we entered into an amendment and restatement agreement for our senior secured credit facility resulting in an increase to aggregate loan commitments under the credit agreement to a total of $1,045,000. The amendment also extended the tenor of our borrowings to a maturity date of July 13, 2022. As of September 30, 2017, we have a committed credit facility of $1,041,250 as follows:

•	Revolving loans of $745,000 with a maturity date of July 13, 2022

•	Term loan of $296,250 amortizing over the loan period, with a final maturity date of July 13, 2022.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of September 30, 2017, the weighted-average interest rate on outstanding borrowings was 3.26%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of September 30, 2017.
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
Other debt
Other debt consists of term loans acquired primarily as part of our fiscal 2015 acquisition of Exagroup SAS. As of September 30, 2017 and June 30, 2017 we had $8,246 and $7,541, respectively, outstanding for those obligations that are payable through September 2024.

9. Income Taxes

Our income tax benefit was $6,187 and $9,814 for the three months ended September 30, 2017 and 2016, respectively. The income tax benefit for the three months ended September 30, 2017 was lower than the same prior year period primarily due to lower discrete tax benefits from share-based compensation of $448 for the current period as compared to $4,189 for the same prior year period. Excluding the effect of net discrete tax benefits, we are forecasting a higher consolidated annual effective tax rate for fiscal 2018 as compared to fiscal 2017 primarily due to the adoption of ASU 2016-16 (refer to Note 2) as well as a less favorable geographical mix of consolidated earnings. If we had not early adopted ASU 2016-16, the forecasted fiscal 2018 tax expense would be lower by $9,787. In addition, we continue to generate losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. The gain from the sale of the Albumprinter group, as described in Note 2, had no impact on our income tax benefit for the current period.

On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Our subsidiary based in Switzerland was the recipient of the intellectual property. In accordance with Swiss tax law, we are entitled to amortize the fair market value of the intellectual property received at the date of transfer over five years for tax purposes. As a result of this amortization, we are expecting a loss for Swiss tax purposes during fiscal year 2018.

As of September 30, 2017, we had a liability for unrecognized tax benefits included in the balance sheet of $5,956, including accrued interest and penalties of $426. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire liability for unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $1,000 to $1,200 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2017 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2011 through 2017 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
10. Noncontrolling Interests
In certain of our strategic investments we own a controlling equity stake, but there remains a minority portion of the equity that is owned by a third party. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income (loss) in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity.
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of September 30, 2017, the redemption value was less than the carrying value, and therefore no adjustment was required.

On August 23, 2017, we sold approximately 12% of the outstanding shares of our WIRmachenDRUCK subsidiary for a total of €30,000 ($35,390 based on the exchange rate on the date we received the proceeds). The minority equity interest is considered a redeemable noncontrolling interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. The noncontrolling interest was recorded at its fair value as of the sale date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value will be offset to the net (income) loss attributable to noncontrolling interest. As of September 30, 2017, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2017	$45,412	$213
Net income (loss) attributable to noncontrolling interest	(2)	45
Proceeds from sale of noncontrolling interest	35,390	—
Foreign currency translation	3,041	—
Balance as of September 30, 2017	$83,841	$258

11. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provided us access to a new market and the opportunity to drive longer-term growth in Brazil and other geographies as Printi expands internationally in the future. As of September 30, 2017, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We will purchase an additional 3.7% non-voting economic interest during the fourth quarter of fiscal 2018. In addition, we will acquire the remaining equity interest in Printi through a reciprocal put and call structure, exercisable from March 31, 2021 through a mandatory redemption date of July 31, 2023. As the remaining equity interests are mandatorily redeemable by all parties no later than a specified future date, the noncontrolling interest is within the scope of ASC 480 and is required to be presented as a liability on our consolidated balance sheet. We adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations.
We also have liability-based awards for Printi restricted stock held by Printi employees that are fully vested and marked to fair value each reporting period until cash settlement. As of September 30, 2017, through the use of an option pricing model we estimate the current fair value of the restricted stock to be $8,753 and we have recognized $39 and $386 in general and administrative expense for the three months ended September 30, 2017 and 2016, respectively.
We also have an arrangement to lend two Printi equity holders up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. On July 10, 2017, $12,000 of the loan was drawn and is a long-term loan receivable included within other assets in our consolidated financial statements as of September 30, 2017. The loans carry 8.5% annual interest, and the loans are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.

12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of September 30, 2017 we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

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

•
All Other Businesses - Includes the operations of our Most of World and Corporate Solutions businesses. Our Most of World businesses are focused on our emerging market portfolio, including operations in Brazil, China, India and Japan. These businesses have been combined into one reportable segment based on materiality. Our All Other Businesses also includes Albumprinter results through the divestiture date of August 31, 2017.

Central and corporate costs consists primarily of global procurement, a central technology team whose primary focus is building and maintaining certain technology including the mass customization platform, and essential corporate services, such as the corporate finance, communications, strategy and legal functions. Central and corporate costs is a cost center and does not meet the definition of an operating segment.
During the first quarter of fiscal 2018, we began presenting inter-segment fulfillment activity as revenue for the fulfilling business unit for purposes of measuring and reporting our segment financial performance. Any historical inter-segment fulfillment transactions were previously recognized as cost relief for the fulfilling business unit in our presentation to the CODM. We now recognize these transactions as inter-segment revenue for presentation to the CODM; for example, a third-party customer order received by our Corporate Solutions business, which is fulfilled at one of our Vistaprint production facilities, is recognized as inter-segment revenue for our Vistaprint business based on pricing and terms agreed upon between segment management. Inter-segment revenues are recognized only for transactions recognized between our reportable segments and does not include any transactions between businesses within a reportable segment, which are eliminated within each reportable segment. Intercompany revenues are eliminated in our consolidated results.
As part of these changes, we also recast historical segment results to ensure the consistent application of our current inter-segment revenue presentation. For the three months ended September 30, 2016, we increased revenue for our Vistaprint business by $1,113, with a corresponding increase to inter-segment eliminations. We also recast historical segment profitability for the allocation of certain IT costs, which previously burdened our Vistaprint business, but have now been allocated to each of our businesses in fiscal 2018. For the three months ended September 30, 2016, the cost allocation change resulted in an increase to Vistaprint segment profit by $624, with a corresponding decrease to segment profit for Upload and Print and All Other businesses of $161 and $140, respectively, and an increase to our Central and corporate cost center of $323.
For awards granted under our 2016 Performance Equity Plan, the PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within Central and corporate costs.
Segment profit (loss) is the primary metric by which our CODM measures segment financial performance and allocates resources. Certain items are excluded from segment profit (loss), such as acquisition-related amortization and depreciation, expense recognized for contingent earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in segment profit (loss) and allocated based on headcount to the appropriate business or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. We do not allocate non-operating income to our segment results.
Our All Other Businesses reportable segment includes our Most of World and Corporate Solutions businesses that have operating losses as they are in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding profit (loss).
Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment. We do present other segment information to the CODM, which includes purchases of property, plant and equipment and capitalization of software and website development costs, and therefore included that information in the tables below.
Revenue by segment is based on the business-specific websites or sales channel through which the customer’s order was transacted. The following tables set forth revenue, segment profit (loss), total income (loss) from operations and total income (loss) before taxes.

	Three Months Ended September 30,
	2017	2016
Revenue:
Vistaprint (1)	$319,043	$286,535
Upload and Print (2)	160,390	131,957
National Pen (3)	59,717	—
All Other Businesses (4)	28,054	26,334
Total segment revenue	567,204	444,826
Inter-segment eliminations	(3,920)	(1,113)
Total consolidated revenue	$563,284	$443,713
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $2,204 and $1,113 for the three months ended September 30, 2017 and 2016, respectively.
(2) Upload and Print segment revenues include inter-segment revenue of $328 for the three months ended September 30, 2017. No inter-segment revenue was recognized in the prior comparable period.
(3) National Pen segment revenues include inter-segment revenue of $446 for the three months ended September 30, 2017. No inter-segment revenue was recognized in the prior comparable period.
(4) All Other Businesses segment revenues include inter-segment revenue of $943 for the three months ended September 30, 2017. No inter-segment revenue was recognized in the prior comparable period.

	Three Months Ended September 30,
	2017	2016
Segment profit (loss):
Vistaprint	$30,895	$25,272
Upload and Print	14,768	13,451
National Pen	1,185	—
All Other Businesses	(7,551)	(9,752)
Total segment profit	39,297	28,971
Central and corporate costs	(28,257)	(28,186)
Acquisition-related amortization and depreciation	(12,687)	(10,213)
Earn-out related charges (1)	(1,137)	(16,247)
Share-based compensation related to investment consideration	(40)	(4,103)
Restructuring related charges	(854)	—
Interest expense for Waltham lease	1,911	1,970
Gain on the purchase or sale of subsidiaries (2)	48,380	—
Total income (loss) from operations	46,613	(27,808)
Other expense, net	(16,312)	(2,132)
Interest expense, net	(13,082)	(9,904)
Income (loss) before income taxes	$17,219	$(39,844)
___________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the three months ended September 30, 2017.

	Three Months Ended September 30,
	2017	2016
Depreciation and amortization:
Vistaprint	$16,774	$14,771
Upload and Print	14,720	14,465
National Pen	5,095	—
All Other Businesses	2,287	3,604
Central and corporate costs	3,508	2,565
Total depreciation and amortization	$42,384	$35,405

	Three Months Ended September 30,
	2017	2016
Purchases of property, plant and equipment:
Vistaprint	$13,664	$11,209
Upload and Print	3,257	4,800
National Pen	2,490	—
All Other Businesses	671	2,639
Central and corporate costs	375	671
Total purchases of property, plant and equipment	$20,457	$19,319

	Three Months Ended September 30,
	2017	2016
Capitalization of software and website development costs:
Vistaprint	$5,573	$3,134
Upload and Print	774	444
National Pen	—	—
All Other Businesses	968	1,268
Central and corporate costs	1,619	3,466
Total capitalization of software and website development costs	$8,934	$8,312
The following tables set forth long-lived assets by geographic area:

	September 30, 2017	June 30, 2017
Long-lived assets (1):
Netherlands	$92,414	$83,223
Canada	86,268	85,926
Switzerland	48,806	49,017
Italy	44,375	44,423
United States	39,727	64,034
Australia	23,474	22,961
France	22,774	22,794
Jamaica	21,203	21,492
Japan	20,771	20,686
Other	73,062	64,377
Total	$472,874	$478,933
___________________
(1) Excludes goodwill of $525,806 and $514,963, intangible assets, net of $268,678 and $275,924, the Waltham lease asset of $115,015 and $116,045, and deferred tax assets of $78,748 and $48,004 as of September 30, 2017 and June 30, 2017, respectively.
13. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 2. Total lease expense, net of sublease income, for the three months ended September 30, 2017 and 2016 was $4,244 and $2,271, respectively.
We lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2017, is $39,072, net of accumulated depreciation of $29,636; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2017 amounts to $37,183.
Purchase Obligations
At September 30, 2017, we had unrecorded commitments under contract of $83,919, which were primarily composed of commitments for third-party web services of $28,180. In addition, we had purchase commitments for production and computer equipment purchases of approximately $9,628, inventory purchase commitments of $6,795, commitments for advertising campaigns of $4,706, professional and consulting fees of approximately $4,036, and other unrecorded purchase commitments of $30,574.

Other Obligations
We have an outstanding installment obligation of $5,659 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2017. Other obligations also include a liability related to our fiscal 2016 WIRmachenDRUCK acquisition, payable in January 2018 of $46,316. Refer to Note 7 for additional discussion. In addition, we have deferred payments related to our other acquisitions of $4,588 in aggregate.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. We recognized restructuring charges of $854 during the three months ended September 30, 2017, of which, $727 related to a restructuring initiative within our All Other Businesses reportable segment and an additional $127 related to our prior January 2017 restructuring initiative. We do not expect any material charges to be incurred in future periods for either of these initiatives. There were no restructuring expenses incurred during the three months ended September 30, 2016.

The following table summarizes the restructuring activity during the three months ended September 30, 2017:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2017	$4,602	$208	$4,810
Restructuring Charges	854	—	854
Cash payments	(3,926)	(156)	(4,082)
Non-cash charges (1)	(103)	—	(103)
Accrued restructuring liability as of September 30, 2017	$1,427	$52	$1,479
_____________________
(1) Non-cash charges include acceleration of share-based compensation expenses.
15. Subsequent Events

On November 1, 2017, we announced our Vistaprint business plans to reorganize its business, which will result in a reduction in headcount and other operating costs. These changes are intended to simplify operations and more closely align functions to increase the speed of execution. We expect to complete the majority of the changes during the second quarter of fiscal 2018. These planned actions are subject to mandatory consultations with employees, work councils and governmental authorities in certain jurisdictions. Based on a preliminary assessment of the potential action, we expect that these changes will result in a pre-tax restructuring charge during the second quarter of fiscal 2018 of approximately $15,000 to $17,000, including non-cash charges relating to share-based compensation of approximately $400. The actual timing and costs of the plan may differ from our current expectations and estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated income and revenue growth rates, future profitability and market share, new and expanded products and services, geographic expansion and planned capital expenditures, expenses, seasonality of certain of our businesses, the impact of changes in accounting standards, our anticipated effective tax rate, deferred tax assets, and the sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, the impact of our restructuring initiatives, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
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
As of September 30, 2017, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses. All Other Businesses segment includes the operations of our Most of World and Corporate Solutions businesses, and the Albumprinter business, through its divestiture on August 31, 2017.
During the first quarter of fiscal 2018, we began presenting inter-segment fulfillment activity as revenue for the fulfilling business unit for purposes of measuring and reporting our segment financial performance. We have revised historical results to reflect the consistent application of our current accounting methodology. In addition, we adjusted our historical segment profitability for the allocation of certain IT costs that are allocated to each of our businesses in fiscal 2018, to better reflect where those resources are consumed. Refer to Note 12 for additional details of these changes.
Financial Summary
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit (NOP), cash flow from operations and unlevered free cash flow. During the first quarter of fiscal 2018, we removed the 'cash tax attributable to the current period' portion of our prior adjusted net operating profit measure as management no longer uses this metric. A summary of these key financial metrics for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 follows:

•	Reported revenue increased by 27% to $563.3 million.

•	Consolidated constant-currency revenue increased by 24% and excluding acquisitions and divestitures completed in the last four quarters increased by 12%.

•	Operating income increased $74.4 million to $46.6 million.

•	Adjusted net operating profit (a non-GAAP financial measure which were refer to as adjusted NOP) increased from $2.7 million to $10.4 million.

•	Cash provided by operating activities increased $6.8 million to $16.4 million.

•	Unlevered free cash flow (a non-GAAP financial measure) increased from $(14.7) million to $(6.5) million.
For the first quarter of fiscal 2018, the increase in reported revenue growth was primarily due to the addition of the revenue of our National Pen business, which we acquired in the second quarter of fiscal 2017 and therefore did not contribute to the prior comparative period, as well as continued growth in the Vistaprint business and Upload and Print businesses.
The following items positively impacted our operating income for the three months ended September 30, 2017, leading to the increase in operating income as compared to the prior period:

•	The sale of our Albumprinter business, which resulted in a $47.5 million gain in the current period.

•	The net decrease in acquisition-related expense of $16.7 million, due to the following:

◦
Earn-out related charges decreased $15.1 million, which relates to our WIRmachenDRUCK contingent earn-out out, which we adjusted in fiscal 2017 to increase the fair value to the maximum potential payout.

◦	Acquisition-related share based compensation decreased $4.1 million, due to a one-time modification expense related to our Tradeprint acquisition during the prior period.

◦	These decreases were partially offset by an increase in amortization of acquired intangible assets of $2.5 million, due to our fiscal 2017 acquisition of National Pen.
Operating income and adjusted NOP increased versus the comparative period a year ago due to increased profitability in our Vistaprint and Upload and Print businesses, primarily driven by revenue growth and improved efficiency in operating expenses. We have also realized cost savings from our prior year restructuring action, which was announced in January 2017.
On November 1, 2017, we announced our Vistaprint business plans to reorganize its business, which will result in a reduction in headcount and other operating costs. These changes are intended to simplify operations and more closely align functions to increase the speed of execution. We expect to complete the majority of the changes during the second quarter of fiscal 2018 and, we estimate an aggregate pre-tax restructuring charge of approximately $15 million to $17 million, including non-cash charges relating to share-based compensation of approximately $0.4 million. Once the actions are complete, we expect to realized net operation expense savings in fiscal 2018.
Consolidated Results of Operations
Consolidated Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
For the three months ended September 30, 2017, our reported revenue increased, partly due to the addition of revenue from our National Pen business that we acquired on December 30, 2016. Currency fluctuations positively impacted our fiscal 2017 reported revenue growth. The increases in constant-currency revenue excluding acquisitions and divestitures for which there is no comparable year-over-year revenue were driven by continued growth in the Vistaprint business, as well as growth in our Upload and Print businesses. Our Most of World portfolio and Corporate Solutions business continue to grow, but off a relatively small base.

Our total revenue by reportable segment for the three months ended September 30, 2017 and 2016 is shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/ Divestitures:	Constant- Currency revenue growth
	2017	2016	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions/ divestitures (2)
Vistaprint	$319,043	$286,535	11%	(1)%	10%	—%	10%
Upload and Print	160,390	131,957	22%	(6)%	16%	—%	16%
National Pen	59,717	—	100%	—%	100%	(100)%	—%
All Other Businesses (3)	28,054	26,334	7%	(2)%	5%	35%	40%
Inter-segment eliminations	(3,920)	(1,113)
Total revenue	$563,284	$443,713	27%	(3)%	24%	(12)%	12%
_________________
(1) Constant-currency revenue growth, a non-GAAP financial measure, represents the change in total revenue, between current and prior year periods at constant-currency exchange rates by translating all non-U.S. dollar denominated revenue generated in the current period using the prior year period’s average exchange rate for each currency to the U.S. dollar. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal 2017 acquisitions is excluded from fiscal 2018 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from National Pen, which we acquired on December 30, 2016 in Q2 2017, is excluded from Q1 2018 revenue growth and will be excluded in Q2 2018 as well since there are no full quarter results in the comparable period, but revenue will be included for Q3, and Q4 2018 revenue growth. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(3) The All Other businesses include the revenue of the Albumprinter business until the sale completion date of August 31, 2017. Constant currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for Albumprinter.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products we sell. Cost of revenue as a percent of revenue increased during the three months ended September 30, 2017, primarily due to costs associated with new product and service launches, introduction of lower margin products, increased third-party fulfillment and shipping costs, and the increased weight of our Upload and Print portfolio, which as a percentage of revenue has a higher cost of revenue than our Vistaprint business.

	Three Months Ended September 30,
	2017	2016
Cost of revenue	$283,755	$213,050
% of revenue	50.4%	48.0%
For the three months ended September 30, 2017, our cost of revenue increased by $25.9 million in our Vistaprint business, primarily due to increased production volume, product mix, and planned investments including expanded design services, new product introduction, including via third-party fulfillers. We had $25.8 million of additional costs from our National Pen acquisition which was not included in the prior comparable period. Cost of revenue for our Upload and Print businesses also increased by $21.8 million, primarily driven by revenue growth in our Pixartprinting, Printdeal and WIRmachenDRUCK businesses, as well as unfavorable currency impacts.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the periods:

In thousands

	Three Months Ended September 30,
	2017	2016	2017 vs. 2016
Technology and development expense	$62,103	$59,010	5%
% of revenue	11.0%	13.3%
Marketing and selling expense	$166,093	$132,668	25%
% of revenue	29.5%	29.9%
General and administrative expense	$38,778	$56,580	(31)%
% of revenue	6.9%	12.8%
Amortization of acquired intangible assets	$12,633	$10,213	24%
% of revenue	2.2%	2.3%
Restructuring expense	$854	$—	100%
% of revenue	0.2%	—%
(Gain) on sale of subsidiaries	$(47,545)	$—	(100)%
% of revenue	(8.4)%	—%
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
The growth in our technology and development expenses of $3.1 million for the three months ended September 30, 2017 as compared to the prior comparative period was primarily due to our fiscal 2017 acquisition of National Pen, which resulted in $3.2 million of additional expense in the current period, without any costs in the prior comparable period. We also recognized increased depreciation expense of $1.0 million, primarily related to past investments in infrastructure-related assets. These increases were partially offset by compensation-related cost savings that resulted from our January 2017 restructuring initiative.
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
Our marketing and selling expenses increased by $33.4 million during the three months ended September 30, 2017 as compared to the prior comparative period, primarily due to the addition of National Pen which incurred $23.9 million of marketing and selling expense during the three months ended September 30, 2017 primarily for direct-mail advertising and telesales costs that were not in our prior comparable period. In addition, advertising expense for other businesses increased by $6.2 million, which is primarily a result of additional advertising spend in the Vistaprint business. Other increases included payroll and employee-related costs, inclusive of share-based compensation, as we expanded our marketing and customer service, sales support organization through our recent acquisitions and continued investment in the Vistaprint business customer service resources in order to provide higher value services to our customers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
During the three months ended September 30, 2017, general and administrative expenses decreased by $17.8 million, primarily due to a decrease in acquisition-related charges of $19.2 million related to the WIRmachenDRUCK earn-out and additional expense in the prior period for the acceleration of vesting terms of certain restricted share awards associated with our investment in Printi and acquisition of Tradeprint. We also recognized a bargain purchase gain of $0.9 million related to a small acquisition within our All Other Businesses reportable segment during the three months ended September 30, 2017. Payroll and share-based compensation expense decreased by $2.2 million, primarily due to compensation-related cost savings realized from our January 2017 restructuring initiative. Other decreases in expense include lower travel, training and recruitment costs. These decreases were partially offset by an additional $5.7 million of expense from our National Pen business which has no expense in our prior period results.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks. Amortization of acquired intangible assets increased by $2.4 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to amortization for our fiscal 2017 acquisition of National Pen.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of a restructuring initiative, inclusive of employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets.
The restructuring expense of $0.9 million that was recognized during the three months ended September 30, 2017 consists of costs directly incurred as a result of a restructuring initiative within our All Other Businesses segment, as well as charges related to our January 2017 restructuring initiative. These costs included employee-related termination costs. Refer to Note 14 for additional details regarding the restructuring plan. No restructuring costs were recognized in the prior comparable period.
Gain on sale of subsidiaries
During the three months ended September 30, 2017, we recognized a gain on the sale of our Albumprinter business of $47.5 million, net of transaction costs. The amount of our gain on the sale of Albumprinter was impacted by the partial allocation of goodwill to our Vistaprint business in past periods, as well as minimal carrying value of Albumprinter's acquired intangible assets at the time of the sale and currency impacts. Refer to Note 2 for additional details.
Other Consolidated Results
Other expense, net
Other expense, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging program and ability to achieve hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute certain currency derivative contracts that do not qualify for hedge accounting. The following table summarizes the components of other expense:

	Three Months Ended September 30,
	2017	2016
(Losses) gains on derivatives not designated as hedging instruments	$(8,250)	$77
Currency-related losses, net	(8,202)	(2,966)
Other gains	140	757
Total other expense, net	$(16,312)	$(2,132)
The increase in other expense, net during the three months ended September 30, 2017, when compared to the prior comparative period, is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods as we do not currently apply hedge accounting for most of our derivative currency contracts. We also experienced increased currency-related losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter at times. The impact of certain cross-currency swap contracts designated as cash flow hedges are included in our current-related losses, net, offsetting the impact of certain non-functional currency intercompany relationships.
In addition, during the three months ended September 30, 2017 and 2016, we recognized other gains of $0.1 million and $0.8 million, respectively. The gains in the prior comparable period related primarily to insurance recoveries.
Interest expense, net
Interest expense, net was $13.1 million and $9.9 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. We expect interest expense to be higher relative to historical trends as a result of increased borrowing levels on our senior secured credit facility which was expanded in July 2017, increased capital lease obligations for machinery and equipment, and higher interest rates. Refer to Note 8 for additional details regarding the credit facility amendment.
Income tax (benefit) expense

	Three Months Ended September 30,
	2017	2016
Income tax (benefit) expense	$(6,187)	$(9,814)
Effective tax rate	(35.9)%	24.6%

Our income tax benefit was $6.2 million and $9.8 million for the three months ended September 30, 2017 and 2016, respectively. The income tax benefit for the three months ended September 30, 2017 was lower than the same prior year period primarily due to lower discrete tax benefits from share-based compensation $0.4 million for the current period as compared to $4.2 million for the same prior year period. Excluding the effect of net discrete tax benefits, we are forecasting a higher consolidated annual effective tax rate for fiscal 2018 as compared to fiscal 2017 primarily due to the adoption of ASU 2016-16 (refer to Note 2) as well as a less favorable geographical mix of consolidated earnings. If we had not early adopted ASU 2016-16, the forecasted fiscal 2018 tax expense would be lower by $9.8 million. In addition, we continue to generate losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period. The gain from the sale of the Albumprinter group, as described in Note 2, had no impact on our income tax benefit for the current period.

We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. See Note 9 in our accompanying consolidated financial statements for additional discussion.

Reportable Segment Results
Our segment financial performance is measured based on segment profit which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

	Three Months Ended September 30,
	2017	2016	2017 vs. 2016
Reported Revenue	$319,043	$286,535	11%
Segment Profit	30,895	25,272	22%
% of revenue	10%	9%
Segment Revenue
Vistaprint's reported revenue growth for the three months ended September 30, 2017 of 11% was positively affected by currency impacts of 1%, resulting in constant-currency growth of 10%. The Vistaprint constant-currency growth was due to growth in both repeat customers and new customer bookings. While both new and repeat customer bookings contributed to this revenue growth, we continue to see stronger growth resulting from improved customer satisfaction among repeat customers. Revenue from our focus product categories including signage, marketing materials and promotional products and apparel continued to grow faster than the overall segment.
Segment Profitability
Vistaprint's segment profit increased for the three months ended September 30, 2017 as compared to the prior period, primarily due to savings from our 2017 restructuring activities. We continue to experience some headwinds in segment profit from our planned investments that ramped in fiscal 2017, which included expanded design services, reduced shipping prices and new product introduction that have negatively impacted gross profit. While these investments put pressure on current period profitability, we expect that these investments will attract higher-value customers and improve customer loyalty.
Upload and Print

	Three Months Ended September 30,
	2017	2016	2017 vs. 2016
Reported Revenue	$160,390	$131,957	22%
Segment Profit	14,768	13,451	10%
% of revenue	9%	10%
Segment Revenue
The reported revenue growth of 22% for the three months ended September 30, 2017 was positively affected by currency impacts of 6%, resulting in constant-currency growth of 16%. The Upload and Print constant-currency revenue growth was primarily driven by continued growth from our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses. Each of our other Upload and Print businesses continue to grow at varying rates.
Segment Profitability
The increase in segment profit for the three months ended September 30, 2017 as compared to the prior period was primarily due to incremental gross profits, driven by the revenue growth described above. The gross profit increases were partially offset by planned investments including increased advertising initiatives, technology enhancements intended to enable rapid new product introduction and improved connection points to the mass customization platform, and the expansion of the Upload and Print support organization.

National Pen

	Three Months Ended September 30,
	2017	2016	2017 vs. 2016
Reported Revenue	$59,717	n/a	n/a
Segment Profit	1,185	n/a	n/a
% of revenue	2%	n/a
Segment Revenue and Profitability
As we acquired National Pen on December 30, 2016 there are no comparative operating results presented. For the three months ended September 30, 2017 reported revenue was $59.7 million and segment profit was $1.2 million. As National Pen profitability has traditionally been highly seasonal, we expect most profits to occur in the second quarter of our fiscal year.
All Other Businesses

	Three Months Ended September 30,
	2017	2016	2017 vs. 2016
Reported Revenue	$28,054	$26,334	7%
Segment Loss	(7,551)	(9,752)	23%
% of revenue	(27)%	(37)%
Segment Revenue
The All Other Businesses revenue increased 7% during the three months ended September 30, 2017, and was positively affected by currency impacts of 2%. Revenue growth was negatively impacted by the divestiture of our Albumprinter business, which we completed on August 31, 2017. Our constant-currency growth, excluding the impacts of our Albumprinter business was 40%, primarily driven by continued growth in our Most of World portfolio, as well as growth in our Corporate Solutions business.
Segment Profitability
The decrease in segment loss for the three months ended September 30, 2017 as compared to the prior period is primarily due to incremental gross profit, driven by revenue growth volume absorption in our Most of World businesses. In addition, the revenue growth in our Most of World and Corporate Solutions businesses has resulted in improved operating expense efficiencies.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:
In thousands

	Three Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$16,379	$9,600
Net cash provided by (used in) investing activities	62,298	(27,452)
Net cash used in financing activities	(75,459)	(6,550)
At September 30, 2017, we had $42.8 million of cash and cash equivalents and $829.3 million of outstanding debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the three months ended September 30, 2017 related primarily to the following items:

Cash inflows:

•	Net income of $23.4 million

•
Adjustments for non-cash items of $0.5 million primarily related to negative adjustments for our gain on the sale of our Albumprinter business of $47.5 million and non-cash tax related items of $16.6 million, partially offset by positive adjustments for depreciation and amortization of $42.4 million, unrealized currency-related gains of $14.5 million, share-based compensation costs of $6.9 million and the change of our contingent earn-out liability of $0.8 million

•	Proceeds from the sale of our Albumprinter business of $93.8 million, net of transaction costs

•	Proceeds from the sale of noncontrolling interest, related to our WIRmachenDRUCk business of $35.4 million

•	Proceeds from the issuance of ordinary shares from the exercise of share options of $6.1 million
Cash outflows:

•	Payments of debt and debt issuance costs of $58.4 million, net of proceeds

•	Purchases of our ordinary shares of $40.7 million

•
Capital expenditures of $20.5 million of which $4.6 million were related to the purchase of manufacturing and automation equipment for our production facilities, $1.9 million were related to the purchase of land, facilities and leasehold improvements, and $14.0 million were related to computer and office equipment

•	Issuance of loans of $12.0 million to two equity holders of our Printi business (refer to Note 11 for additional details)

•	Internal costs for software and website development that we have capitalized of $8.9 million

•
Changes in working capital balances of $7.5 million primarily driven by seasonality trends in our National Pen business which results in increases in accounts receivable and inventory during the first quarter, partially offset by increases in accrued expense and other liabilities amongst several of our businesses

•	Payments for capital lease arrangements of $4.7 million

•	Payments of withholding taxes in connection with share awards of $1.2 million
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2017, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of September 30, 2017, a significant portion of our cash and cash equivalents was held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $28.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On July 13, 2017, we executed an amendment to our senior secured credit facility that, among other things, expanded the total capacity to $1,045.0 million, which includes $745.0 million of revolving loans and $300.0 million of term loans. We expect to use our expanded credit facility to fund investments intended to support our long-term growth strategy. Refer to Note 8 for additional details.
As of September 30, 2017, we had aggregate loan commitments from our senior secured credit facility totaling $1,041.3 million. The loan commitments consisted of revolving loans of $745.0 million and term loans of $296.3 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2017, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands

September 30, 2017
Maximum aggregate available for borrowing	$1,041,250
Outstanding borrowings of senior secured credit facilities	(546,043)
Remaining amount	495,207
Limitations to borrowing due to debt covenants and other obligations (1)	(232,795)
Amount available for borrowing as of September 30, 2017 (2)	$262,412
_________________
(1) The debt covenants of our senior secured credit facility limit our borrowing capacity each quarter, depending on our leverage and other indebtedness, such as notes, capital leases, letters of credit, and any other debt, as well as other factors that are outlined in the credit agreement.
(2) Share purchases, dividend payments, and corporate acquisitions are subject to more restrictive covenants, and therefore we may not be able to use the full amount available for borrowing for these purposes.
Debt Covenants. Our credit agreement contains financial and other covenants, including but not limited to the following:
(1) The credit agreement contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our total leverage ratio, which is the ratio of our consolidated total indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 4.50 to 1.00, except that we may, on no more than three occasions during the term of the Credit Agreement, increase our leverage ratio to up to 4.75 for up to four consecutive fiscal quarters after a corporate acquisition that meets certain criteria.

•
our senior secured leverage ratio, which is the ratio of our consolidated senior secured indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 3.25 to 1.00, except that we may, on no more than three occasions during the term of the Credit Agreement, increase our senior leverage ratio to up to 3.50 for up to four consecutive fiscal quarters after a corporate acquisition that meets certain criteria.

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

(*) The Definitions of EBITDA, consolidated total indebtedness, and consolidated senior secured indebtedness are maintained in our credit agreement included as an exhibit to our Form 8–K filed on July 14, 2017.

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

Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of September 30, 2017, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired as part of our fiscal 2015 acquisition of Exagroup SAS. As of September 30, 2017 we had $8.2 million outstanding for other debt payable through September 2024.
Our expectations for fiscal year 2018. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for at least the next twelve months. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than 12 months to return our invested capital to be an allocation of capital. For fiscal 2018 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Organic investments will continue to be made across a wide spectrum of activities. These range from large, discrete projects that we believe can provide us with materially important competitive capabilities and/or market positions over the longer term to smaller investments intended to maintain or improve our competitive position and support value-creating revenue growth.

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at September 30, 2017 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$57,228	$18,019	$27,660	$9,748	$1,801
Build-to-suit lease	105,583	12,569	25,138	24,693	43,183
Purchase commitments	83,919	59,432	24,487	—	—
Senior unsecured notes and interest payments	371,250	19,250	38,500	313,500	—
Other debt and interest payments	648,266	39,930	98,339	506,050	3,947
Capital leases	38,853	13,675	17,303	4,892	2,983
Other	56,563	50,259	5,650	654	—
Total (1)	$1,361,662	$213,134	$237,077	$859,537	$51,914
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $6.0 million as of September 30, 2017 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $57.2 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.8 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 2 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At September 30, 2017, we had unrecorded commitments under contract of $83.9 million. Purchase commitments consisted of professional and consulting fees of $4.0 million, commitments for production and computer equipment purchases of approximately $9.6 million, third-party web services of $28.2 million, commitments for advertising campaigns of $4.7 million, inventory purchase commitments of $6.8 million, and other unrecorded purchase commitments of $30.6 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. On July 13, 2017, we amended our credit agreement to, among other things, expand the total capacity and extend the term of our term loans and revolving loans. Refer to Note 8 for additional information.
At September 30, 2017, the term loans of $296.3 million outstanding under our credit agreement have repayments due on various dates through July 13, 2022, with the revolving loans outstanding of $249.8 million due on July 13, 2022. Interest payable included in this table is based on the interest rate as of September 30, 2017 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of September 30, 2017 we had $8.2 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2017, is $39.1 million, net of accumulated depreciation of $29.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2017 amounts to $37.2 million.
Other Obligations. Other obligations includes the following:

•	Earn-out liability related to the WIRmachenDRUCK acquisition of $46.3 million, payable in January 2018.

•	Deferred payments related to our other acquisitions of $4.6 million, in aggregate.

•
Installment obligation of $5.7 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2017.

Non-GAAP Financial Measure
Adjusted net operating profit (NOP) and unlevered free cash flow presented below are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. During the first quarter of fiscal 2018, we removed the cash tax attributable to the current period portion of our consolidated NOP measure as management no longer uses this metric. This metric is the primary metric by which we measure our consolidated financial performance and is intended to supplement investors' understanding of our operating results. Adjusted consolidated NOP is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in adjusted consolidated NOP.
Adjusted NOP is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, as we have become more acquisitive over recent years we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for our currency forward contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
During the first quarter of fiscal 2018, we included unlevered free cash as a non-GAAP financial measure, which management has begun using to assess the cash flow generation of the company. Unlevered free cash flow is defined as net cash provided by operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs, plus payment of contingent consideration in excess of acquisition-date fair value, plus gains on proceeds from insurance, plus the cash paid during the period for interest, minus the interest expense associated with our Waltham, Massachusetts lease.
The table below sets forth operating income and adjusted net operating profit for each of the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
GAAP operating income (loss)	$46,613	$(27,808)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	12,687	10,213
Earn-out related charges (1)	1,137	16,247
Share-based compensation related to investment consideration	40	4,103
Restructuring related charges	854	—
Less: Interest expense associated with Waltham lease	(1,911)	(1,970)
Less: Gains on the purchase or sale of subsidiaries (2)	(48,380)	—
Include: Realized (losses) gains on certain currency derivatives not included in operating income	(634)	1,888
Adjusted Net Operating Profit	$10,406	$2,673
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the three months ended September 30, 2017.

	Three Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$16,379	$9,600
Purchases of property, plant and equipment	(20,457)	(19,319)
Purchases of intangible assets not related to acquisitions	(24)	(26)
Capitalization of software and website development costs	(8,934)	(8,312)
Free cash flow	(13,036)	(18,057)
Plus: cash paid during the period for interest	8,430	5,362
Less: interest expense for Waltham lease	(1,911)	(1,970)
Unlevered free cash flow	$(6,517)	$(14,665)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2017, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2017, we had $546.0 million of variable rate debt and $5.7 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding long-term debt with varying maturities. As of September 30, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.3 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:

•
Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income (loss) when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income (loss) and non-GAAP financial metrics, such as EBITDA.

Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent EBITDA in order to protect our debt covenants. Since EBITDA excludes non-cash items such as depreciation and amortization that are included in net income (loss), we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach. Our most significant net currency exposures by volume are in the Euro and British Pound.
In addition, we elect to execute currency derivatives contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other expense, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other expense, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying cash flow, for example, revenue.

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

We have currency exposure arising from our net investments in foreign operations. We enter into currency derivatives to mitigate the impact of currency rate changes on certain net investments.

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other expense, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other expense, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $45.3 million and $19.1 million on our income before taxes for the three months ended September 30, 2017 and 2016, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our two uppermost objectives (leadership in mass customization and maximizing intrinsic value per share) even at the expense of shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net income (loss) and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

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

•
expenses and charges related to our compensation arrangements with our executives and employees, including expenses and charges relating to the long-term incentive compensation program we launched at the beginning of fiscal year 2017;

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

We are a global company with production facilities, offices, and localized websites in many countries across six continents, and we have decentralized our organizational structure and operations. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all regions and markets in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple businesses, locations, and time zones;

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs;

•	our failure to improve and adapt our financial and operational controls to manage our decentralized business and comply with our legal obligations;

•	local regulations that may restrict or impair our ability to conduct our business as planned;

•	protectionist laws and business practices that favor local producers and service providers;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners;

•	our failure to properly understand and develop graphic design content and product formats and attributes appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries or in some sales channels and markets;

•	difficulty expatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain;

•	the challenge of complying with disparate laws in multiple countries;

•	restrictions imposed by local labor practices and laws on our business and operations; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

In addition, we are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenues and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar, our reporting currency. The hedging activities we engage in may not mitigate the net impact of currency exchange rate fluctuations, and our financial results may differ materially from expectations as a result of such fluctuations.

Acquisitions and strategic investments may be disruptive to our business.

An important way in which we pursue our strategy is to selectively acquire businesses, technologies, and services and make minority investments in businesses and joint ventures. The time and expense associated with finding suitable businesses, technologies, or services to acquire or invest in can be disruptive to our ongoing business and divert our management's attention. In addition, we have needed in the past, and may need in the future, to seek financing for acquisitions and investments, which may not be available on terms that are favorable to us, or at all, and can cause dilution to our shareholders, cause us to incur additional debt, or subject us to covenants restricting the activities we may undertake.

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

In addition, the accounting for our acquisitions requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, which can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn out based on performance targets for the acquired companies or enter into obligations to purchase non-controlling interests in our minority investments, which can be difficult to forecast. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn outs or future purchase obligations, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations.

Furthermore, earn-out provisions can lead to disputes with the sellers about the achievement of the earn-out performance targets, earn-out performance targets can sometimes create inadvertent incentives for the acquired company's management to take short-term actions designed to maximize the earn out instead of benefiting the business, and strong performance of the underlying business could result in material payments pursuant to earn-out provisions or future purchase obligations that may or may not reflect the fair market value of the asset at that time.

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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, the National Pen business we acquired in December 2016 has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented more than 60% of annual operating income in the years ended June 30, 2016 and 2015, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter of the year. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

Our hedging activity could negatively impact our results of operations and cash flows.

We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Also, our hedging objectives may be targeted at improving our non-GAAP financial metrics, which could result in increased volatility in our GAAP results.

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

Any interruptions to our systems or operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brands, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems, and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.

We face intense competition, and we expect our competition to continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Current and potential competitors include (in no particular order):

•	traditional offline suppliers and graphic design providers;

•	online printing and graphic design companies, many of which provide products and services similar to ours;

•	office superstores, drug store chains, food retailers, and other major retailers targeting small business and consumer markets;

•	wholesale printers;

•	self-service desktop design and publishing using personal computer software;

•	email marketing services companies;

•	website design and hosting companies;

•	suppliers of customized apparel, promotional products and gifts;

•	online photo product companies;

•	Internet retailers;

•	online providers of custom printing services that outsource production to third party printers; and

•	providers of digital marketing such as social media and local search directories.

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

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands, any of which could have an adverse effect on our business. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer and data protection. For example, the recent General Data Protection Regulation in Europe includes operational and compliance requirements that are different than those currently in place and also includes significant penalties for non-compliance. Complying with these varying and changing requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

As of September 30, 2017, our total debt was $829.3 million, made up of $275.0 million of senior notes, $546.0 million of loan obligations under our credit facility and $8.2 million of other debt. We had unused commitments of $492.9 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $5.3 million over the next 12 months.

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

We contract with multiple business partners in an increasing number of jurisdictions worldwide, including sourcing the raw materials for the products we sell from an expanding number of suppliers and contracting with third-party merchants and manufacturers for the placement and fulfillment of customer orders. We require our suppliers, fulfillers, and merchants to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, but we cannot control their business practices. We may not be able to adequately vet, monitor, and audit our many business partners (or their suppliers) throughout the world, and our decentralized structure heightens this risk, as not all of our businesses have equal resources to manage their business partners. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

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

We accept payments for our products and services on our websites by a variety of methods, including credit or debit card, PayPal, check, wire transfer, or other methods. In some geographic regions, we rely on one or two third party companies to provide payment processing services. If any of the payment processing or other companies with which we have contractual arrangements became unwilling or unable to provide these services to us or they or we are unable to comply with our contractual requirements under such arrangements, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves. Any of these scenarios could be disruptive to our business as they could be costly and time consuming and may unfavorably impact our customers.

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

The intercompany service and related agreements among Cimpress N.V. and its direct and indirect subsidiaries ensure that many of the subsidiaries realize profits on an individual legal entity basis. As a result, if the Cimpress group is less profitable, or even not profitable on a consolidated basis, many of our subsidiaries will be profitable and incur income taxes in their respective jurisdictions.

The ownership of our ordinary shares is highly concentrated, which could cause or exacerbate volatility in our share price.

Approximately 75% of our ordinary shares are held by our top 10 shareholders, and we may continue repurchasing shares, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our ordinary shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 15, 2018. The following table outlines the purchase of our ordinary shares during the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
July 1, 2017 through July 31, 2017	56,454	$88.43	56,454	6,243,546
August 1, 2017 through August 31, 2017	316,577	89.12	373,031	5,926,969
September 1, 2017 through September 30, 2017	79,789	93.62	452,820	5,847,180
Total	452,820	$89.82	452,820	5,847,180
___________
(1) Average Price paid per share includes commissions paid.
Item 6.        Exhibits

Exhibit
No.	Description
10.1*	Form of Supplemental Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Plan
10.2*	Amendment No. 8 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2017
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101
The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 3, 2017                     Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)