Form 10-Q
period 2017-12-31
CIMPRESS N.V.
filed 2018-02-01
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 26, 2018, there were 30,665,446 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$40,064	$25,697
Accounts receivable, net of allowances of $7,426 and $3,590, respectively	66,876	48,630
Inventory	55,263	46,563
Prepaid expenses and other current assets	73,282	78,835
Assets held for sale	—	46,276
Total current assets	235,485	246,001
Property, plant and equipment, net	507,299	511,947
Software and website development costs, net	52,040	48,470
Deferred tax assets	66,022	48,004
Goodwill	531,199	514,963
Intangible assets, net	258,657	275,924
Other assets	28,238	34,560
Total assets	$1,678,940	$1,679,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$165,798	$127,386
Accrued expenses	219,707	175,567
Deferred revenue	28,824	30,372
Short-term debt	35,569	28,926
Other current liabilities	89,269	78,435
Liabilities held for sale	—	8,797
Total current liabilities	539,167	449,483
Deferred tax liabilities	57,008	60,743
Lease financing obligation	104,737	106,606
Long-term debt	664,961	847,730
Other liabilities	107,884	94,683
Total liabilities	1,473,757	1,559,245
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	85,478	45,412
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,973,620 and 31,415,503 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,107,007 and 12,665,124 shares, respectively	(638,414)	(588,365)
Additional paid-in capital	378,121	361,376
Retained earnings	462,205	414,771
Accumulated other comprehensive loss	(83,093)	(113,398)
Total shareholders’ equity attributable to Cimpress N.V.	119,434	74,999
Noncontrolling interests (Note 10)	271	213
Total shareholders' equity	119,705	75,212
Total liabilities, noncontrolling interests and shareholders’ equity	$1,678,940	$1,679,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	$762,054	$576,851	$1,325,338	$1,020,564
Cost of revenue (1)	360,285	276,366	644,040	489,416
Technology and development expense (1)	59,228	56,282	121,331	115,292
Marketing and selling expense (1)	200,785	151,358	366,878	284,026
General and administrative expense (1)	44,988	48,161	83,766	104,741
Amortization of acquired intangible assets	12,558	9,879	25,191	20,092
Restructuring expense (1)	11,501	1,100	12,355	1,100
(Gain) on sale of subsidiaries	—	—	(47,545)	—
Income from operations	72,709	33,705	119,322	5,897
Other (expense) income, net	(7,732)	30,549	(24,044)	28,417
Interest expense, net	(12,529)	(9,631)	(25,611)	(19,535)
Income before income taxes	52,448	54,623	69,667	14,779
Income tax expense	21,825	19,601	15,638	9,787
Net income	30,623	35,022	54,029	4,992
Add: Net (income) loss attributable to noncontrolling interest	(688)	6	(731)	933
Net income attributable to Cimpress N.V.	$29,935	$35,028	$53,298	$5,925
Basic net income per share attributable to Cimpress N.V.	$0.96	$1.12	$1.71	$0.19
Diluted net income per share attributable to Cimpress N.V.	$0.93	$1.07	$1.65	$0.18
Weighted average shares outstanding — basic	31,026,043	31,291,356	31,123,177	31,431,090
Weighted average shares outstanding — diluted	32,319,022	32,614,013	32,325,592	32,846,275
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Cost of revenue	$95	$75	$135	$118
Technology and development expense	2,818	3,118	4,674	5,443
Marketing and selling expense	1,858	1,480	2,843	2,300
General and administrative expense	8,037	6,604	11,965	14,987
Restructuring expense	506	—	609	—

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$30,623	$35,022	$54,029	$4,992
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	11,827	(47,148)	39,134	(37,970)
Net unrealized gains on derivative instruments designated and qualifying as cash flow hedges	3,159	9,244	6,730	7,475
Amounts reclassified from accumulated other comprehensive loss to net income on derivative instruments	(1,370)	(6,426)	(4,134)	(5,594)
Unrealized loss on available-for-sale-securities	—	(4,832)	—	(5,756)
Amounts reclassified from accumulated other comprehensive loss to net income for realized gains on available-for-sale securities	—	2,268	—	2,268
Gain on pension benefit obligation, net	—	—	—	36
Comprehensive income (loss)	44,239	(11,872)	95,759	(34,549)
Add: Comprehensive (income) loss attributable to noncontrolling interests	(1,650)	4,235	(4,734)	4,625
Total comprehensive income (loss) attributable to Cimpress N.V.	$42,589	$(7,637)	$91,025	$(29,924)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2017	2016
Operating activities
Net income	$54,029	$4,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,683	72,382
Share-based compensation expense	20,226	22,848
Deferred taxes	(6,869)	(17,508)
Gain on sale of subsidiaries	(47,545)	—
Change in contingent earn-out liability	1,774	22,766
Gain on sale of available-for-sale securities	—	(2,268)
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net income	4,541	(4,573)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	13,275	(13,246)
Other non-cash items	817	1,719
Changes in operating assets and liabilities:
Accounts receivable	(16,456)	822
Inventory	(7,357)	(4,187)
Prepaid expenses and other assets	(4,174)	(14,290)
Accounts payable	43,604	21,808
Accrued expenses and other liabilities	37,194	23,394
Net cash provided by operating activities	176,742	114,659
Investing activities
Purchases of property, plant and equipment	(38,674)	(36,260)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	93,779	—
Business acquisitions, net of cash acquired	(110)	(206,816)
Purchases of intangible assets	(278)	(88)
Capitalization of software and website development costs	(18,114)	(19,110)
Proceeds from sale of available-for-sale securities	—	6,346
Other investing activities	(669)	1,227
Net cash provided by (used in) investing activities	35,934	(254,701)
Financing activities
Proceeds from borrowings of debt	311,349	447,000
Payments of debt and debt issuance costs	(490,717)	(247,771)
Payments of withholding taxes in connection with equity awards	(2,098)	(8,864)
Payments of capital lease obligations	(9,462)	(6,814)
Purchase of ordinary shares	(55,139)	(50,008)
Purchase of noncontrolling interests	—	(20,230)
Proceeds from issuance of ordinary shares	9,019	257
Issuance of loans	(12,000)	—
Proceeds from sale of noncontrolling interest	35,390	—
Capital contribution from noncontrolling interest	—	1,404
Other financing activities	(83)	1,281
Net cash (used in) provided by financing activities	(213,741)	116,255
Effect of exchange rate changes on cash	3,390	(4,051)
Change in cash held for sale	12,042	—
Net increase (decrease) in cash and cash equivalents	14,367	(27,838)
Cash and cash equivalents at beginning of period	25,697	77,426
Cash and cash equivalents at end of period	$40,064	$49,588
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,863	$20,155
Income taxes	10,452	20,309
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$112	$4,912
Amounts accrued related to business acquisitions	52,472	27,155
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
We are a technology driven company that aggregates, largely via the internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We operate in a largely decentralized manner. Our businesses, discussed in more detail below, fulfill orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products on demand. Those businesses bring their products to market through a portfolio of customer-focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, micro, small and medium sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
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

Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other period. The consolidated balance sheet at June 30, 2017 has been derived from our audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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

Share-based compensation
Total share-based compensation costs were $13,314 and $20,226 for the three and six months ended December 31, 2017, respectively, and $11,277 and $22,848 for the three and six months ended December 31, 2016, respectively.
During the first quarter of fiscal 2018, we issued supplemental performance share unit awards to certain members of management. In addition to a service vesting and market condition (based on the three year moving average of the Cimpress share price) contained in our standard performance share units, these supplemental awards also contain a multi-year financial performance condition. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, is subject to mark-to-market accounting throughout the three year performance vesting period. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved. We have concluded that the performance condition is currently probable of achievement and for the three and six months ended December 31, 2017, we recognized $4,310 of share-based compensation expense. We will continue to reassess the probability each reporting period and if we determine the awards are not probable at some point during the performance vesting period we would reverse any expense recognized to date.
Sale of Albumprinter
On August 31, 2017 we sold our Albumprinter business, including FotoKnudsen AS, for a total of €78,382 ($93,071 based on the exchange rate as of the date of sale) in cash, net of transaction costs and cash divested (after $11,874 in pre-closing dividends). As a result of the sale, we recognized a gain of $47,545, net of transaction costs, within our consolidated statement of operations for the six months ended December 31, 2017.

The transaction did not qualify for discontinued operations presentation, and as of June 30, 2017, the Albumprinter business assets and liabilities were presented as held-for-sale in our consolidated balance sheet. In connection with the divestiture, we entered into an agreement with Albumprinter under which Albumprinter will continue to fulfill photo book orders for our Vistaprint business. Additionally, we agreed to provide Albumprinter with certain transitional support services for a period of up to one year from the date of the sale.

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
Other (expense) income, net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
(Losses) gains on derivatives not designated as hedging instruments (1)	$(1,752)	$13,477	$(10,001)	$13,554
Currency-related (losses) gains, net (2)	(6,449)	14,988	(14,652)	12,022
Other gains (3)	469	2,084	609	2,841
Total other (expense) income, net	$(7,732)	$30,549	$(24,044)	$28,417
_____________________
(1) Primarily relates to both realized and unrealized (losses) gains on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships, which we may alter at times, and are subject to currency exchange rate volatility. The currency-related (losses) gains, net for the three and six months ended December 31, 2017 and 2016 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized losses related to cross-currency swaps were $2,016 and $6,126 for the three and six months ended December 31, 2017, respectively, and unrealized gains of $7,827 and $6,393 for the three and six months ended December 31, 2016, respectively.
(3) We recognized a gain of $377 related to insurance recoveries during the three and six months ended December 31, 2017. During the prior comparative periods we recognized a gain of $2,268 related to the sale of Plaza Create Co. Ltd. available for sale securities.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted average shares outstanding, basic	31,026,043	31,291,356	31,123,177	31,431,090
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	1,292,979	1,322,657	1,202,415	1,415,185
Shares used in computing diluted net income per share attributable to Cimpress N.V.	32,319,022	32,614,013	32,325,592	32,846,275
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	—	28,031	4,582	22,586
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

Property, plant and equipment, net, included $113,985 and $116,045 as of December 31, 2017 and June 30, 2017, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $117,307 and $119,176 as of December 31, 2017 and June 30, 2017, respectively.
Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the six months ended December 31, 2017 and 2016, we repurchased 574,264 and 593,763, respectively, of our ordinary shares for a total cost of $55,139 and $50,008, respectively, inclusive of transaction costs, in connection with our publicly announced share repurchase programs.
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

Issued Accounting Standards to be Adopted
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)," (ASU 2017-12), which better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. The amendment is effective for us on July 1, 2019 and permits early adoption, including adoption in an interim period. The standard requires a modified retrospective transition approach, in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. We do not expect this standard to have material impact on our consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09,"Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018. The standard permits the use of either the retrospective or modified retrospective method. We will adopt the new standard in the first quarter of fiscal 2019, and we will apply the modified retrospective approach. We are actively evaluating the impact of the new standard on a business unit by business unit basis through a review of contract terms and material revenue streams. Our ongoing assessment includes both the quantification of any material impacts, as well as the related disclosures.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$3,159	$—	$3,159	$—
Currency forward contracts	529	—	529	—
Total assets recorded at fair value	$3,688	$—	$3,688	$—

Liabilities
Interest rate swap contracts	$(146)	$—	$(146)	$—
Cross-currency swap contracts	(33,872)	—	(33,872)	—
Currency forward contracts	(28,223)	—	(28,223)	—
Currency option contracts	(557)	—	(557)	—
Contingent consideration	(5,942)	—	—	(5,942)
Total liabilities recorded at fair value	$(68,740)	$—	$(62,798)	$(5,942)

	June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$1,717	$—	$1,717	$—
Total assets recorded at fair value	$1,717	$—	$1,717	$—

Liabilities
Interest rate swap contracts	$(483)	$—	$(483)	$—
Cross-currency swap contracts	(19,760)	—	(19,760)	—
Currency forward contracts	(14,700)	—	(14,700)	—
Currency option contracts	(651)	—	(651)	—
Contingent consideration	(5,453)	—	—	(5,453)
Total liabilities recorded at fair value	$(41,047)	$—	$(35,594)	$(5,453)
During the quarter ended December 31, 2017 and year ended June 30, 2017, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
As part of the acquisition of WIRmachenDRUCK on February 1, 2016, we agreed to a variable contingent payment up to €40,000, previously based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. Subsequently, during the first quarter of fiscal 2018, we amended the terms of this arrangement to remove the performance target and agreed to pay the maximum amount in January 2018. As of December 31, 2017, the fair value of the liability is $47,994 and on January 2, 2018 we paid the maximum amount. Of the total liability, $5,942 is considered contingent consideration and included in the table below and the remaining portion of the liability is classified as a compensation arrangement as discussed in Note 7.

The following table represents the changes in fair value of Level 3 contingent consideration:

	Six Months Ended December 31,
	2017 (1)	2016 (2)
Balance at June 30	$5,453	$1,212
Fair value adjustment	220	1,946
Foreign currency impact	269	(134)
Balance at December 31	$5,942	$3,024
_____________________
(1) Classified as a current liability on the consolidated balance sheet.
(2) Classified as a long-term liability on the consolidated balance sheet.

As of December 31, 2017 and June 30, 2017, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2017 and June 30, 2017 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $708,560 and $882,578, respectively, and the fair value was $716,837 and $906,744, respectively. Our debt at December 31, 2017 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of seven of our interest rate swap contracts were deemed to be ineffective during the three and six months ended December 31, 2017 and during the three and six months ended December 31, 2016 a portion of one of our interest rate swap contracts was deemed to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of December 31, 2017, we estimate that $385 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2018. As of December 31, 2017, we had nine outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2017	$65,000
Contracts with a future start date	350,000
Total	$415,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of December 31, 2017, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2017, we estimate that $1,154 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2018.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of December 31, 2017, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We did not hold any ineffective cross-currency swaps during the three and six months ended December 31, 2017 and 2016.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of December 31, 2017, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected not to apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2017 and 2016, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2017, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee,

Mexican Peso, New Zealand Dollar, Norwegian Krone, and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$529,938	June 2016 through December 2017	Various dates through December 2019	489	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2017 and June 30, 2017:

	December 31, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$3,518	$(359)	$3,159	Other current liabilities / other liabilities	$(146)	$—	$(146)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(14,757)	—	(14,757)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(19,115)	—	(19,115)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(18,255)	—	(18,255)
Total derivatives designated as hedging instruments		$3,518	$(359)	$3,159		$(52,273)	$—	$(52,273)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$734	$(205)	$529	Other current liabilities / other liabilities	$(11,043)	$1,075	$(9,968)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(557)	—	(557)
Total derivatives not designated as hedging instruments		$734	$(205)	$529		$(11,600)	$1,075	$(10,525)

	June 30, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,072	$(355)	$1,717	Other current liabilities / other liabilities	$(483)	$—	$(483)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(7,640)	—	(7,640)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(12,120)	—	(12,120)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(9,896)	—	(9,896)
Total derivatives designated as hedging instruments		$2,072	$(355)	$1,717		$(30,139)	$—	$(30,139)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(8,033)	$3,229	$(4,804)
Currency Option Contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(651)	—	(651)
Total derivatives not designated as hedging instruments		$—	$—	$—		$(8,684)	$3,229	$(5,455)
The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and six months ended December 31, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$1,593	$2,513	$1,656	$2,764
Cross-currency swaps	1,566	6,731	5,074	4,711
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(2,222)	6,883	(7,345)	4,824
Currency forward contracts	(3,148)	1,395	(9,542)	939
	$(2,211)	$17,522	$(10,157)	$13,238

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$(164)	$117	$(106)	$(38)	Interest expense, net
Cross-currency swaps	(1,688)	8,450	(5,435)	7,497	Other (expense) income, net
Total before income tax	(1,852)	8,567	(5,541)	7,459	Income before income taxes
Income tax	482	(2,141)	1,407	(1,865)	Income tax expense
Total	$(1,370)	$6,426	$(4,134)	$5,594
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
In thousands	2017	2016	2017	2016
Derivatives not designated as hedging instruments
Currency contracts	$(1,999)	$13,224	$(10,279)	$13,301	Other (expense) income, net
Interest rate swaps	247	253	278	253	Other (expense) income, net
	$(1,752)	$13,477	$(10,001)	$13,554
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(1,482) for the six months ended December 31, 2017:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2017	$(2,250)	$(357)	$(110,791)	$(113,398)
Other comprehensive income (loss) before reclassifications	6,730	—	27,709	34,439
Amounts reclassified from accumulated other comprehensive loss to net income	(4,134)	—	—	(4,134)
Net current period other comprehensive income (loss)	2,596	—	27,709	30,305
Balance as of December 31, 2017	$346	$(357)	$(83,082)	$(83,093)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2017 and June 30, 2017, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $33,935 and $17,048, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2017 and June 30, 2017 is as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2017	$147,207	$321,805	$34,520	$11,431	$514,963
Adjustments	(58)	—	(86)	—	(144)
Effect of currency translation adjustments (1)	703	15,677	—	—	16,380
Balance as of December 31, 2017	$147,852	$337,482	$34,434	$11,431	$531,199
_________________
(1) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and six months ended December 31, 2017 was $12,558 and $25,191, respectively, compared to $9,879 and $20,092 for the prior comparative periods, respectively. The increase in acquired intangible asset amortization is primarily related to our December 30, 2016 acquisition of National Pen.
7. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2017	June 30, 2017
Income and indirect taxes (1)	$56,255	$34,469
Compensation costs	51,272	54,487
Advertising costs	35,774	26,641
Shipping costs (1)	12,416	6,651
Production costs (1)	11,335	7,472
Sales returns	6,085	4,474
Interest payable	5,546	5,263
Professional costs	3,120	3,021
Purchases of property, plant and equipment	1,724	3,786
Other	36,180	29,303
Total accrued expenses	$219,707	$175,567
_______________________
(1) The increase in income and indirect taxes, as well as production and shipping costs, is due to increased sales volumes during our peak holiday season in the second quarter of our fiscal year.
Other current liabilities included the following:

	December 31, 2017	June 30, 2017
Contingent earn-out liability	$47,994	$44,049
Current portion of lease financing obligation	12,569	12,569
Short-term derivative liabilities	13,786	7,243
Current portion of capital lease obligations	10,998	11,573
Mandatorily redeemable noncontrolling interest (1)	1,010	901
Other	2,912	2,100
Total other current liabilities	$89,269	$78,435

Other liabilities included the following:

	December 31, 2017	June 30, 2017
Long-term derivative liabilities	$50,651	$31,936
Long-term capital lease obligations	23,004	28,306
Mandatorily redeemable noncontrolling interest (1)	2,757	2,456
Other (2)	31,472	31,985
Total other liabilities	$107,884	$94,683
_______________________
(1) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. Refer to Note 11 for additional details.
(2) As of December 31, 2017 and June 30, 2017, other liabilities includes $9,773 and $8,173, respectively, related to share-based compensation awards associated with our investment in Printi LLC. Refer to Note 11 for additional details.
Contingent earn-out liability
Under the original terms of the WIRmachenDRUCK earn-out arrangement, a portion of the earn-out attributed to the minority selling shareholders was included as a component of purchase consideration as of the acquisition date, with any subsequent changes to fair value recognized within general and administrative expense. This earn-out was previously calculated on a sliding scale, based on the achievement of cumulative gross profit against a predetermined target. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. During the first quarter of fiscal 2018, we amended the terms of this arrangement, to remove the performance condition and we paid the maximum amount of €40,000 on January 2, 2018.
The liability represents the present value of the agreed payment amount. We recognized $947 and $1,774 of expense during the three and six months ended December 31, 2017, respectively, and $6,746 and $22,766 of expense during the prior comparative periods, respectively, as part of general and administrative expense. As of December 31, 2017, the total liability is $47,994, of which $42,052 relates to the majority shareholders and $5,942 relates to the minority shareholders.
8. Debt

	December 31, 2017	June 30, 2017
Senior secured credit facility	$425,507	$600,037
7.0% Senior unsecured notes due 2022	275,000	275,000
Other	8,053	7,541
Debt issuance costs and debt discounts (1)	(8,030)	(5,922)
Total debt outstanding, net	700,530	876,656
Less short-term debt (2)	35,569	28,926
Long-term debt	$664,961	$847,730
_____________________
(1) During the six months ended December 31, 2017, we capitalized $3,251 in debt issuance costs, which related to the amendment and restatement to our senior secured credit facility. Refer below for additional details relating to the amendment.
(2) Balances as of December 31, 2017 and June 30, 2017 are inclusive of short-term debt issuance costs and debt discounts of $1,846 and$1,693, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2017, we were in compliance with all financial and other covenants related to our debt.

Senior Secured Credit Facility
On July 13, 2017, we entered into an amendment and restatement agreement for our senior secured credit facility resulting in an increase of loan commitments under the credit agreement to $1,045,000 in the aggregate. The amendment also extended the tenor of our borrowings to a maturity date of July 13, 2022. As of December 31, 2017, we have a committed credit facility of $1,037,500 as follows:

•	Revolving loans of $745,000 with a maturity date of July 13, 2022

•	Term loan of $292,500 amortizing over the loan period, with a final maturity date of July 13, 2022.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of December 31, 2017, the weighted-average interest rate on outstanding borrowings was 3.77%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of December 31, 2017.
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
Other debt
Other debt consists primarily of term loans acquired through our various acquisitions. As of December 31, 2017 and June 30, 2017 we had $8,053 and $7,541, respectively, outstanding for those obligations that are payable through September 2024.

9. Income Taxes

Our income tax expense was $21,825 and $15,638 for the three and six months ended December 31, 2017, respectively, as compared to $19,601 and $9,787 for the prior comparative periods. Income tax expense for the three and six months ended December 31, 2017 was higher than the same prior year periods primarily due to an increase in tax expense of $4,701 related to the impacts of U.S. tax reform recognized in the three months ended December 31, 2017. Additionally, during the three and six months ended December 31, 2017, we recognized tax benefits of $1,025 and $1,473, respectively, from share based compensation as compared to $425 and $4,614 for the comparable prior periods. Excluding the effect of these discrete tax items, we are forecasting a more favorable consolidated annual effective tax rate for fiscal 2018 as compared to fiscal 2017 primarily due to higher forecasted full year pre-tax income as well as a more favorable geographical mix of consolidated earnings. In addition, our effective tax rate is negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was signed into law, resulting in significant changes to U.S. tax law for corporations. One of the most significant changes is a reduction in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Since the effective date of the tax rate change is in the middle of our fiscal year, we are required to use a blended U.S. federal tax rate of 28% for fiscal 2018. As a result of The Act, we recognized an increase to our GAAP tax expense of $4,701 related to the re-measurement of deferred tax assets and liabilities during the three months ended December 31, 2017. However, based upon our current interpretations of The Act, we expect the tax reform changes to be net favorable to our fiscal 2018 cash taxes. Our tax balances have been adjusted based upon our interpretation of The Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of The Act, changes in assumptions made by Cimpress, and actions Cimpress may take as a result of The Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

On October 1, 2013, we made changes to our corporate entity operating structure, including transferring our intellectual property among certain of our subsidiaries, primarily to align our corporate entities with our evolving operations and business model. Our subsidiary based in Switzerland was the recipient of the intellectual property. In accordance with Swiss tax law, we are entitled to amortize the fair market value of the intellectual property received at the date of transfer over five years for tax purposes. As a result of this amortization, we are expecting a loss for Swiss tax purposes during fiscal 2018.

As of December 31, 2017, we had a liability for unrecognized tax benefits included in the balance sheet of $5,317, including accrued interest and penalties of $391. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire liability for unrecognized tax benefits would reduce our income tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $500 to $600 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2017 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2011 through 2017 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
10. Noncontrolling Interests
In certain of our strategic investments we own a controlling equity stake, but a third party owns a minority portion of the equity. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity.

Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of December 31, 2017, the redemption value was less than the carrying value, and therefore no adjustment was required.

On August 23, 2017, we sold approximately 12% of the outstanding shares of our WIRmachenDRUCK subsidiary for a total of €30,000 ($35,390 based on the exchange rate on the date we received the proceeds). The minority equity interest is considered a redeemable noncontrolling interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. The noncontrolling interest was recorded at its fair value as of the sale date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value will be offset to the net (income) loss attributable to noncontrolling interest in our consolidated statement of operations. As of December 31, 2017, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2017	$45,412	$213
Net income attributable to noncontrolling interest	673	58
Proceeds from sale of noncontrolling interest	35,390	—
Foreign currency translation	4,003	—
Balance as of December 31, 2017	$85,478	$271

11. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provided us access to a new market and the opportunity to drive longer-term growth in Brazil and other geographies as Printi expands internationally in the future. As of December 31, 2017, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions, and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
In aggregating our rights, as well as those of our de facto agents, the group as a whole has the power to direct the activities that most significantly impact the entity's economic performance, the obligation to absorb losses and the right to receive benefits from the entity. In situations where a de facto agency relationship is present, one party is required to be identified as the primary beneficiary, and the evaluation requires significant judgment. The factors considered include the presence of a principal/agent relationship, the relationship and significance of activities to the reporting entity, the variability associated with the VIE's anticipated economics and the design of the VIE. The analysis is qualitative in nature and is based on weighting the relative importance of each of the factors in relation to the specifics of the VIE arrangement. Upon our investment we performed an analysis and concluded that we are the party that is most closely associated with Printi, as we are most exposed to the variability of the economics and therefore considered the primary beneficiary.
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

We also have liability-based awards for Printi restricted stock held by Printi employees that are fully vested and marked to fair value each reporting period until cash settlement. As of December 31, 2017, through the use of an option pricing model we estimate the current fair value of the restricted stock to be $9,773 and we have recognized $1,007 and $1,047 in general and administrative expense for the three and six months ended December 31, 2017, respectively, compared to $398 and $784 in the prior comparative periods.
We also have an arrangement to lend two Printi equity holders up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. As of December 31, 2017, the long-term loan receivable, including accrued interest, is $12,493 and classified within other assets in our consolidated balance sheets. We did not have a long-term loan receivable as of June 30, 2017. The loans carry 8.5% annual interest, and are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of December 31, 2017 we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

•
Vistaprint - Includes the operations of our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print - Includes the results of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses.

•	National Pen - Includes the global operations of our National Pen businesses, which manufacture and market custom writing instruments and promotional products, apparel and gifts.

•
All Other Businesses - Includes the operations of our Most of World and Corporate Solutions businesses. Most of World consists of our businesses in Brazil, China, India and Japan. In Japan and India, we primarily operate under close derivatives of the Vistaprint business model and technology, albeit with decentralized, locally-managed cross-functional operations in each country, and with product, content and service offerings which we tailor to the Japanese and Indian markets. Our Corporate Solutions business serves medium-sized businesses and larger corporations, as well as our legacy business with retail partners and franchise businesses, primarily through the "Vistaprint Corporate" brand. Our All Other Businesses segment also includes Albumprinter results through the divestiture date of August 31, 2017.

Central and corporate costs consists primarily of the team of software engineers that is building our mass customization platform, shared service organizations such as global procurement, technology services such as hosting and security, and administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members, and corporate functions including our Supervisory Board, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, and legal. These costs also include certain unallocated share-based compensation costs.
During the first quarter of fiscal 2018, we began presenting inter-segment fulfillment activity as revenue for the fulfilling business unit for purposes of measuring and reporting our segment financial performance. Any historical inter-segment fulfillment transactions were previously recognized as cost relief for the fulfilling business unit in our presentation to the CODM. We now recognize these transactions as inter-segment revenue for presentation to the CODM; for example, a third-party customer order received by our Corporate Solutions business that is fulfilled at one of our Vistaprint production facilities is recognized as inter-segment revenue for our Vistaprint business based on pricing and terms agreed upon between segment management. Inter-segment revenues are recognized only for transactions between our reportable segments and do not include any transactions between businesses within a reportable segment, which are eliminated within each reportable segment. Intercompany revenues are eliminated in our consolidated results.

As part of these changes, we also recast historical segment results to ensure the consistent application of our current inter-segment revenue presentation. For the three and six months ended December 31, 2016, we increased revenue for our Vistaprint business by $1,407 and $2,520, with a corresponding increase to inter-segment eliminations. We also recast historical segment profitability for the allocation of certain IT costs, which previously burdened our Vistaprint business, but have now been allocated to each of our businesses in fiscal 2018. For the three and six months ended December 31, 2016, the cost allocation change resulted in an increase to Vistaprint segment profit by $624 and $1,247, respectively, with a corresponding decrease to segment profit for Upload and Print of $161 and $322, respectively, and All Other Businesses of $140 and $280, respectively, and an increase to our Central and corporate cost center of $323 and $646, respectively.
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
Segment profit (loss) is the primary profitability metric by which our CODM measures segment financial performance and allocates resources. Certain items are excluded from segment profit (loss), such as acquisition-related amortization and depreciation, expense recognized for contingent earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. A portion of the interest expense associated with our Waltham lease is included as expense in segment profit (loss) and allocated based on headcount to the appropriate business or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. We do not allocate non-operating income to our segment results.
Our All Other Businesses reportable segment includes our Most of World and Corporate Solutions businesses that have operating losses as they are in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding profit (loss).
Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment. We do present other segment information to the CODM, which includes purchases of property, plant and equipment and capitalization of software and website development costs, and therefore include that information in the tables below.
Revenue by segment is based on the business-specific websites or sales channel through which the customer’s order was transacted. The following tables set forth revenue, segment profit (loss), total income from operations and total income before income taxes.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue:
Vistaprint (1)	$428,908	$380,821	$747,951	$667,356
Upload and Print (2)	192,527	152,388	352,917	284,345
National Pen (3)	126,098	—	185,815	—
All Other Businesses (4)	20,994	45,049	49,048	71,383
Total segment revenue	768,527	578,258	1,335,731	1,023,084
Inter-segment eliminations	(6,473)	(1,407)	(10,393)	(2,520)
Total consolidated revenue	$762,054	$576,851	$1,325,338	$1,020,564
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $2,803 and $5,006 for the three and six months ended December 31, 2017, respectively, and $1,407 and $2,520 for the prior comparative periods, respectively.
(2) Upload and Print segment revenues include inter-segment revenue of $480 and $808 for the three and six months ended December 31, 2017, respectively. No inter-segment revenue was recognized in the prior comparable periods.
(3) National Pen segment revenues include inter-segment revenue of $1,024 and $1,470 for the three and six months ended December 31, 2017, respectively. No inter-segment revenue was recognized in the prior comparable periods.
(4) All Other Businesses segment revenues include inter-segment revenue of $2,166 and $3,109 for the three and six months ended December 31, 2017, respectively. No inter-segment revenue was recognized in the prior comparable periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Segment profit (loss):
Vistaprint	$99,049	$67,016	$129,944	$92,288
Upload and Print	22,470	16,798	37,238	30,249
National Pen	17,645	—	18,830	—
All Other Businesses	(8,566)	(2,107)	(16,117)	(11,859)
Total segment profit	130,598	81,707	169,895	110,678
Central and corporate costs	(33,410)	(31,228)	(61,667)	(59,414)
Acquisition-related amortization and depreciation	(12,613)	(10,019)	(25,300)	(20,232)
Earn-out related charges (1)	(1,254)	(7,010)	(2,391)	(23,257)
Share-based compensation related to investment consideration	(1,007)	(601)	(1,047)	(4,704)
Restructuring-related charges	(11,501)	(1,100)	(12,355)	(1,100)
Interest expense for Waltham, MA lease	1,896	1,956	3,807	3,926
Gain on the purchase or sale of subsidiaries (2)	—	—	48,380	—
Total income from operations	72,709	33,705	119,322	5,897
Other (expense) income, net	(7,732)	30,549	(24,044)	28,417
Interest expense, net	(12,529)	(9,631)	(25,611)	(19,535)
Income before income taxes	$52,448	$54,623	$69,667	$14,779
___________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the six months ended December 31, 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Depreciation and amortization:
Vistaprint	$15,709	$16,128	$32,483	$30,899
Upload and Print	15,005	13,567	29,725	28,032
National Pen	5,275	—	10,370	—
All Other Businesses	2,156	3,730	4,443	7,334
Central and corporate costs	3,154	3,552	6,662	6,117
Total depreciation and amortization	$41,299	$36,977	$83,683	$72,382

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Purchases of property, plant and equipment:
Vistaprint	$10,835	$8,335	$24,499	$19,544
Upload and Print	5,733	3,184	8,991	7,984
National Pen	1,219	—	3,708	—
All Other Businesses	308	3,874	979	6,513
Central and corporate costs	122	1,548	497	2,219
Total purchases of property, plant and equipment	$18,217	$16,941	$38,674	$36,260

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Capitalization of software and website development costs:
Vistaprint	$5,507	$5,528	$11,080	$8,662
Upload and Print	1,016	669	1,790	1,113
National Pen	367	—	367	—
All Other Businesses	400	637	1,368	1,905
Central and corporate costs	1,890	3,964	3,509	7,430
Total capitalization of software and website development costs	$9,180	$10,798	$18,114	$19,110
The following tables set forth long-lived assets by geographic area:

	December 31, 2017	June 30, 2017
Long-lived assets (1):
Netherlands	$96,648	$83,223
Canada	86,096	85,926
Switzerland	49,852	49,017
Italy	44,328	44,423
United States	37,046	64,034
Australia	23,610	22,961
France	22,200	22,794
Jamaica	21,503	21,492
Japan	20,302	20,686
Other	72,007	64,377
Total	$473,592	$478,933
___________________
(1) Excludes goodwill of $531,199 and $514,963, intangible assets, net of $258,657 and $275,924, the Waltham lease asset of $113,985 and $116,045, and deferred tax assets of $66,022 and $48,004 as of December 31, 2017 and June 30, 2017, respectively.
13. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 2. Total lease expense, net of sublease income, for the three and six months ended December 31, 2017 was $1,943 and $6,187, respectively and $4,021 and $6,292 for the three and six months ended December 31, 2016, respectively.
We lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2017, is $36,611, net of accumulated depreciation of $32,783; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2017 amounts to $34,002.
Purchase Obligations
At December 31, 2017, we had unrecorded commitments under contract of $63,952 including commitments for third-party web services of $25,161. In addition, we had purchase commitments for production and computer equipment purchases of approximately $5,451, inventory purchase commitments of $5,026, commitments for advertising campaigns of $3,717, professional and consulting fees of $1,735, and other unrecorded purchase commitments of $22,862.

Other Obligations
We have an outstanding installment obligation of $3,470 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2017. Other obligations also include a liability related to our fiscal 2016 WIRmachenDRUCK acquisition of $47,994, which we paid on January 2, 2018. Refer to Note 7 for additional details. In addition, we have deferred payments related to our other acquisitions of $4,478 in aggregate.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. In total, we recognized restructuring charges of $11,501 and $12,355 during the three and six months ended December 31, 2017, respectively. For the three and six months ended December 31, 2016, we recognized $1,100 of restructuring charges related to our January 2017 restructuring initiative which we completed during the prior year.

In November 2017, our Vistaprint business executed its previously announced plan to reorganize its business, resulting in reductions to headcount and other operating costs. These changes are intended to simplify operations and more closely align functions to increase the speed of execution. We recognized $11,455 in restructuring charges during the three and six months ended December 31, 2017 for this action, which relates primarily to employee termination benefits. We do not expect any additional material charges to be incurred in future periods related to this initiative.

During the first quarter of fiscal 2018, we also underwent a restructuring initiative within our All Other Businesses reportable segment, in order to more effectively allocate capital within the segment. The initiative resulted in restructuring charges of $92 and $819 during the three and six months ended December 31, 2017, respectively. We do not expect any material charges to be incurred in future periods related to this initiative.

The following table summarizes the restructuring activity during the six months ended December 31, 2017:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2017 (1)	$4,602	$208	$4,810
Restructuring Charges (2)	12,396	(41)	12,355
Cash payments	(10,841)	(85)	(10,926)
Non-cash charges (3)	(609)	—	(609)
Accrued restructuring liability as of December 31, 2017	$5,548	$82	$5,630
_____________________
(1) Accrued restructuring liability as of June 30, 2017 relates to our restructuring initiative announced in January 2017 and all remaining obligations have been paid as of December 31, 2017.
(2) For the three and six months ended December 31, 2017, we recorded changes in estimates within restructuring expense from our January 2017 restructuring initiative of $(46) and $81, respectively.
(3) Non-cash charges include acceleration of share-based compensation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated income and revenue growth rates, future profitability and losses, planned investments in our business, expenses, seasonality of certain of our businesses, the impacts of changes in accounting standards, our anticipated effective tax rate, the impact of the U.S. Tax Cuts and Jobs Act, the sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, the impact of our restructuring initiatives, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
We are a technology driven company that aggregates, largely via the internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We operate in a largely decentralized manner. Our businesses, discussed in more detail below, fulfill orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products on demand. Those businesses bring their products to market through a portfolio of customer-focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, micro, small and medium sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
As of December 31, 2017, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses. All Other Businesses segment includes the operations of our Most of World and Corporate Solutions businesses, and the Albumprinter business, through its divestiture on August 31, 2017.
During the first quarter of fiscal 2018, we began presenting inter-segment fulfillment activity as revenue for the fulfilling business unit for purposes of measuring and reporting our segment financial performance. We have revised historical results to reflect the consistent application of our current accounting methodology. In addition, we adjusted our historical segment profitability for the allocation of certain IT costs that are allocated to each of our businesses in fiscal 2018, to better reflect where those resources are consumed. Refer to Note 12 of the accompanying consolidated financial statements for additional details of these changes.
Financial Summary
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and free cash flow. A summary of these key financial metrics for the three and six months ended December 31, 2017 as compared to the three and six months ended December 31, 2016 follows:

Second Quarter 2018

•	Reported revenue increased by 32% to $762.1 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 27% and excluding acquisitions and divestitures completed in the last four quarters increased by 11%.

•	Operating income increased $39.0 million to $72.7 million.

•	Adjusted net operating profit (a non-GAAP financial measure which we refer to as adjusted NOP) increased $36.4 million to $93.7 million.
Year to Date 2018

•	Reported revenue increased by 30% to $1,325.3 million.

•	Consolidated constant-currency revenue increased by 26% and excluding acquisitions and divestitures completed in the last four quarters increased by 11%.

•	Operating income increased $113.4 million to $119.3 million.

•	Adjusted NOP increased $44.1 million to $104.1 million.

•	Cash provided by operating activities increased $62.1 million to $176.7 million.

•	Free cash flow (a non-GAAP financial measure) increased $60.5 million to $119.7 million.
For the second quarter of fiscal 2018, the increase in reported revenue growth was primarily due to the addition of the revenue of our National Pen business, which we acquired on the last day of the second quarter of fiscal 2017 and therefore did not contribute to the prior comparative period, as well as continued growth in the Vistaprint business and Upload and Print businesses. This was offset by the loss of Albumprinter revenue as we divested this business as of August 31, 2017. Our reported revenue growth also provided incremental profits that increased operating income and adjusted NOP as compared to the prior comparative periods. Vistaprint recognized incremental gross profits due to its revenue growth but also the non-recurrence of production inefficiencies in the prior year period and profit gains in some of our newer product lines as we have begun optimization efforts to improve pricing and operational performance. We also realized cost savings from our restructuring initiatives, which was offset by restructuring charges of $11.4 million related to the November 2017 restructuring action by our Vistaprint business. Vistaprint plans to simplify operations and more closely align functions to increase the speed of execution, and we expect to realize savings of $8-10 million net of the restructuring charges for fiscal 2018. We expect to realize savings in future periods but plan to reinvest a portion of the savings in our business.
Consolidated Results of Operations
Consolidated Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
For the three and six months ended December 31, 2017 and 2016, our reported revenue increased, partly due to the addition of revenue from our National Pen business that we acquired on December 30, 2016. Currency fluctuations have positively impacted our reported revenue growth for both the three and six months ended December 31, 2017, as compared to the prior comparative periods. The increases in constant-currency revenue excluding acquisitions and divestitures for which there is no comparable year-over-year revenue were driven by continued growth in the Vistaprint business, as well as growth in our Upload and Print businesses. Our Most of World and Corporate Solutions businesses continue to grow strongly, but each off of small bases.

Our total revenue by reportable segment is shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/ Divestitures:	Constant- Currency revenue growth
	2017	2016	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions/ divestitures (2)
Vistaprint	$428,908	$380,821	13%	(4)%	9%	—%	9%
Upload and Print	192,527	152,388	26%	(10)%	16%	—%	16%
National Pen	126,098	—	100%	—%	100%	(100)%	—%
All Other Businesses (3)	20,994	45,049	(53)%	—%	(53)%	77%	24%
Inter-segment eliminations	(6,473)	(1,407)
Total revenue	$762,054	$576,851	32%	(5)%	27%	(16)%	11%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/ Divestitures:	Constant- Currency revenue growth
	2017	2016	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions (2)
Vistaprint	$747,951	$667,356	12%	(2)%	10%	—%	10%
Upload and Print	352,917	284,345	24%	(8)%	16%	—%	16%
National Pen	185,815	—	100%	—%	100%	(100)%	—%
All Other Businesses (3)	49,048	71,383	(31)%	(1)%	(32)%	63%	31%
Inter-segment eliminations	(10,393)	(2,520)
Total revenue	$1,325,338	$1,020,564	30%	(4)%	26%	(15)%	11%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal 2017 acquisitions is excluded from fiscal 2018 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from National Pen, which we acquired on December 30, 2016 in Q2 2017, is excluded from Q1 and Q2 2018 revenue growth since there are no full quarter results in the comparable period, but revenue will be included for Q3, and Q4 2018 revenue growth. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(3) The All Other Businesses segment includes the revenue of the Albumprinter business until the sale completion date of August 31, 2017. Constant currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for Albumprinter through the divestiture date.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products we sell. Cost of revenue as a percent of revenue decreased during the three months ended December 31, 2017, compared to the prior year period, primarily due to the non-recurrence of production inefficiencies that occurred in the second quarter of fiscal 2017, as well as the addition of National Pen which has a higher gross margin than our consolidated gross margin percentage. These items are partially offset by the divestiture of our Albumprinter business and growth of our Upload and Print businesses which have a lower gross margin than our consolidated gross margin percentage.

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Cost of revenue	$360,285	$276,366	$644,040	$489,416
% of revenue	47.3%	47.9%	48.6%	48.0%
For the three and six months ended December 31, 2017, we recognized $51.5 million and $77.3 million, respectively, of additional costs from our National Pen acquisition that were not included in the prior comparable periods. For our Vistaprint business, cost of revenue increased by $14.6 million and $40.5 million, respectively, primarily due to increased production volume during our seasonally strong second quarter and from our newer product lines, partially offset by the non-recurrence of production inefficiencies in the prior periods. Cost of revenue for our Upload and Print businesses increased by $29.1 million and $50.9 million, respectively, primarily driven by revenue growth in our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses, as well as unfavorable currency impacts. These increases were partially offset by a decrease in cost of revenue of $11.4 million and $15.0 million, respectively, resulting from the sale of our Albumprinter business which was completed during the first quarter of fiscal 2018.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Technology and development expense	$59,228	$56,282	5%	$121,331	$115,292	5%
% of revenue	7.8%	9.8%		9.2%	11.3%
Marketing and selling expense	$200,785	$151,358	33%	$366,878	$284,026	29%
% of revenue	26.3%	26.2%		27.7%	27.8%
General and administrative expense	$44,988	$48,161	(7)%	$83,766	$104,741	(20)%
% of revenue	5.9%	8.3%		6.3%	10.3%
Amortization of acquired intangible assets	$12,558	$9,879	27%	$25,191	$20,092	25%
% of revenue	1.6%	1.7%		1.9%	2.0%
Restructuring expense	$11,501	$1,100	946%	$12,355	$1,100	1,023%
% of revenue	1.5%	0.2%		0.9%	0.1%
(Gain) on sale of subsidiaries	$—	$—	—%	$(47,545)	$—	(100)%
% of revenue	—%	—%		(3.6)%	—%
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
The growth in our technology and development expenses of $2.9 million and $6.0 million for the three and six months ended December 31, 2017 as compared to the prior comparative periods was primarily due to our fiscal 2017 acquisition of National Pen, which resulted in $3.3 million and $6.5 million of additional expense in the current periods, respectively, without any costs in the prior comparable periods. We also recognized additional costs primarily related to technology enhancements intended to enable rapid product introduction and improved connection points to the mass customization platform of $1.8 million and $3.1 million, respectively, as well as increased depreciation expense of $1.3 million and $2.3 million, respectively, related to past investments in infrastructure-related assets. These increases were partially offset by a decrease in costs of $2.7 million and $4.0 million, respectively, resulting from the divestiture of our Albumprinter business which was completed during the first quarter of fiscal 2018. Other technology and development costs decreased by $0.8 million and $1.9 million, respectively, due to cost savings realized as a result of our January 2017 restructuring initiative.
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
Our marketing and selling expenses increased by $49.4 million and $82.9 million during the three and six months ended December 31, 2017, respectively, as compared to the prior comparative periods. The increase is primarily due to the addition of National Pen which incurred $46.2 million and $70.1 million of marketing and selling expense during the three and six months ended December 31, 2017, respectively, primarily for direct-mail advertising and telesales costs that were not in our prior comparable periods. In addition, advertising expenses for the remaining businesses increased by $10.6 million and $16.8 million, respectively, which is primarily a result of additional advertising spend in the Vistaprint business. These increases were partially offset by a decrease in costs of $9.0 million and $10.3 million, respectively, resulting from the sale of our Albumprinter business during the first quarter of fiscal 2018.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
During the three and six months ended December 31, 2017, general and administrative expenses decreased by $3.2 million and $21.0 million, respectively, due to a decrease in acquisition-related charges of $5.4 million and $24.6 million, respectively, primarily related to the WIRmachenDRUCK earn-out. Payroll and share-based compensation expense decreased by $1.2 million and $3.4 million, respectively, primarily due to compensation-related cost savings realized from our January 2017 restructuring initiative and partially offset by additional costs of $4.3 million for certain equity awards granted in the first quarter of fiscal 2018 that are subject to performance vesting conditions that we have deemed to be probable of achievement. During the quarter we recognized decreased professional fees of $1.2 million, due to transaction costs associated with our National Pen acquisition in the prior comparative period. For the three and six months ended December 31, 2017, we also had lower travel, training and recruitment costs.
These decreases were partially offset by an additional $7.5 million and $13.2 million, respectively, of expense from our National Pen business which has no expense in the comparable prior periods.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $2.7 million and $5.1 million, respectively, during the three and six months ended December 31, 2017, as compared to the three and six months ended December 31, 2016, primarily due to amortization for our fiscal 2017 acquisition of National Pen.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, inclusive of employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets.
During the three and six months ended December 31, 2017, we recognized restructuring expense of $11.5 million and $12.4 million, respectively, primarily for employee-related termination benefits. The restructuring expense during the current periods relates primarily to the reorganization of our Vistaprint business that we announced in November 2017, which resulted in a reduction in headcount and other operating costs. Refer to Note 14 in the accompanying consolidated financial statements for additional details regarding the reorganization.
The restructuring costs of $1.1 million recognized in each of the three and six months ended December 31, 2016 was related to our January 2017 restructuring initiative that we completed during the prior year.
Gain on sale of subsidiaries
During the six months ended December 31, 2017, we recognized a gain on the sale of our Albumprinter business of $47.5 million, net of transaction costs. The amount of our gain on the sale of Albumprinter was impacted by the partial allocation of goodwill to our Vistaprint business in past periods, as well as minimal carrying value of Albumprinter's acquired intangible assets at the time of the sale and currency impacts. Refer to Note 2 in the accompanying consolidated financial statements for additional details.
Other Consolidated Results
Other (expense) income, net
Other (expense) income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging program and ability to qualify for hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute certain currency derivative contracts that do not qualify for hedge accounting.
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
(Losses) gains on derivatives not designated as hedging instruments	$(1,752)	$13,477	$(10,001)	$13,554
Currency-related (losses) gains, net	(6,449)	14,988	(14,652)	12,022
Other gains	469	2,084	609	2,841
Total other (expense) income, net	$(7,732)	$30,549	$(24,044)	$28,417
During the three and six months ended December 31, 2017, we recognized net losses of $7.7 million and $24.0 million, respectively, as compared to net gains of $30.5 million and $28.4 million, respectively, during the prior comparable periods. The decrease in other (expense) income, net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods as we do not currently apply hedge accounting for most of our derivative currency contracts. We also experienced currency-related losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related (losses) gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
In addition, during the three and six months ended December 31, 2017, we recognized other gains, which related primarily to insurance recoveries. The gains in the prior comparable periods consisted primarily of gains related to the sale of marketable securities.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net was $12.5 million and $25.6 million for the three and six months ended December 31, 2017, respectively, compared to $9.6 million and $19.5 million for the three and six months ended December 31,

2016, respectively. We expect interest expense to be higher this year relative to historical trends as a result of increased borrowing levels expected on our senior secured credit facility which was expanded in July 2017, increased capital lease obligations for machinery and equipment, and higher interest rates. Refer to Note 8 in the accompanying consolidated financial statements for additional details regarding the credit facility amendment.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Income tax expense	$21,825	$19,601	$15,638	$9,787
Effective tax rate	41.6%	35.9%	22.4%	66.2%

Income tax expense for the three and six months ended December 31, 2017 was higher than the same prior year periods primarily due to an increase in tax expense of $4.7 million related to U.S. tax reform recognized in the three months ended December 31, 2017, as described below. Additionally, during the three and six months ended December 31, 2017, we recognized tax benefits of $1.0 million and $1.5 million, respectively, from share based compensation as compared to $0.4 million and $4.6 million for the comparable prior periods. Excluding the effect of these discrete tax items, we are forecasting a more favorable consolidated annual effective tax rate for fiscal 2018 as compared to fiscal 2017 primarily due to higher forecasted full year pre-tax income as well as a more favorable geographical mix of consolidated earnings. In addition, our effective tax rate is negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was signed into law, resulting in significant changes to U.S. tax law for corporations. One of the most significant changes is a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. Since the effective date of the tax rate change is in the middle of our fiscal year, we are required to use a blended U.S. federal tax rate of 28% for fiscal 2018. As a result of the change in tax rate, we recognized an increase to our GAAP tax expense of $4.7 million related to the remeasurement of net deferred tax assets during the three months ended December 31, 2017. The reduction in our net deferred tax assets reduces the future cash tax benefit on existing timing differences as of the date of enactment; however, we will also benefit from a reduced tax rate that will apply to future taxable earnings. Overall, we expect our future U.S. cash taxes to be lower based solely on the reduction in the U.S. federal tax rate to 21%. For context, had the new tax law been effective as of the beginning of fiscal 2018, rather than as of January 1, 2018, the annualized impact of the U.S. federal tax rate reduction alone on our cash taxes (excluding the impact of other tax reform items) would have been approximately $2 million. The expected future impact of tax reform on our U.S. cash taxes is based upon our interpretation of The Act. The final impact of The Act on our tax balances may change due to the issuance of additional guidance, changes in our interpretations of The Act, changes in assumptions made by Cimpress, and actions Cimpress may take as a result of The Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

We expect certain other aspects of the tax reform will impact Cimpress in fiscal 2018 and beyond, including the beneficial impact of immediate expensing of certain qualified capital expenditures in the U.S., unfavorable changes to, and limitations on, the deductibility of meals and entertainment expense, and unfavorable changes to the deductibility of executive compensation. Most notably, we expect changes in the deductibility of “performance based” executive compensation to impact Cimpress negatively in the longer term. Historically, certain compensation awards issued to our top executives, such as stock options, were considered "performance based" as defined under Section 162(m) of the Internal Revenue Code and, therefore, were not subject to the annual $1 million deduction limitation per individual, as defined under prior law. The new law eliminates the "performance-based" exception for these types of awards to the extent they are not "grandfathered" in and granted under a written binding agreement in effect on November 2, 2017. Prior to this change, Cimpress had not been limited on the deductibility of “performance based” awards, which resulted in sizable cash and GAAP tax benefits in past years. We believe that most of the share-based compensation awards to date meet the "grandfather" requirement and will not be subject to the annual $1 million deduction limitation. However, future equity awards to our named executive officers may no longer be fully deductible upon vest or exercise over the long term. This will negatively impact our GAAP and cash taxes in the year of vest or exercise. As an example, performance share units (PSUs) granted to named executive officers under our current PSU plan that are subject to this limitation will vest no earlier than fiscal 2024 and may be subject to limited deductibility for U.S. tax purposes in that year.

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
Reportable Segment Results
Our segment financial performance is measured based on segment profit (loss) which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$428,908	$380,821	13%	$747,951	$667,356	12%
Segment Profit	99,049	67,016	48%	129,944	92,288	41%
% of revenue	23%	18%		17%	14%
Segment Revenue
Vistaprint's reported revenue was positively affected by currency impacts during the three and six months ended December 31, 2017 of 4% and 2%, respectively, resulting in constant-currency growth of 9% and 10%. The Vistaprint constant-currency growth was due to continued growth in both repeat and new customer bookings, though repeat customer bookings continue to grow faster due to higher revenue per customer and repeat rates. We also experienced growth from our seasonal holiday product offerings, which includes holiday cards, calendars and gifts.
Segment Profitability
Vistaprint's segment profit increased for the three and six months ended December 31, 2017 as compared to the prior periods, driven by operating expense savings as a result of our January and November 2017 restructuring initiatives. We also recognized incremental gross profits, driven by the revenue growth described above, as well as the non-recurrence of production inefficiencies in the prior periods and profit gains in some of our newer product lines as we have begun optimization efforts to improve pricing and operational performance. In the current periods, Vistaprint's segment profit was positively influenced by currency movements. These increases were partially offset by the timing of our prior year roll-out of planned investments in shipping price reductions which in the U.S. market did not occur until the third quarter of fiscal 2017, but have impacted our current year profits.
Upload and Print

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$192,527	$152,388	26%	$352,917	$284,345	24%
Segment Profit	22,470	16,798	34%	37,238	30,249	23%
% of revenue	12%	11%		11%	11%
Segment Revenue
The reported revenue growth of 26% and 24%, respectively, for the three and six months ended December 31, 2017 was positively affected by currency impacts of 10% and 8%, resulting in constant-currency growth of 16% in both periods. The Upload and Print constant-currency revenue growth was primarily driven by continued growth from our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses. Each of our other Upload and Print businesses continue to grow at varying rates.

Segment Profitability
The increase in segment profit for the three and six months ended December 31, 2017 as compared to the prior periods was primarily due to incremental gross profits, driven by the revenue growth described above, and operating expense efficiencies in several businesses. The gross profit increases were partially offset by planned investments, relating primarily to technology enhancements intended to enable rapid new product introduction and improved connection points to the mass customization platform.
National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$126,098	n/a	n/a	$185,815	n/a	n/a
Segment Profit	17,645	n/a	n/a	18,830	n/a	n/a
% of revenue	14%	n/a		10%	n/a
Segment Revenue and Profitability
As we acquired National Pen on December 30, 2016 there are no comparative operating results presented. For the three and six months ended December 31, 2017 reported revenue was $126.1 million and $185.8 million, respectively, and segment profit was $17.6 million and $18.8 million, respectively. The National Pen business is highly seasonal and we expect National Pen's second quarter to include the majority of their fiscal 2018 profits.
All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Reported Revenue	$20,994	$45,049	(53)%	$49,048	$71,383	(31)%
Segment Loss	(8,566)	(2,107)	(307)%	(16,117)	(11,859)	(36)%
% of revenue	(41)%	(5)%		(33)%	(17)%
Segment Revenue
The All Other Businesses segment's revenue decline was negatively impacted by the divestiture of our Albumprinter business, which we completed on August 31, 2017. Our constant-currency growth, excluding the impacts of our Albumprinter business, was 24% and 31%, respectively, driven by continued growth in our Most of World businesses, as well as growth in our Corporate Solutions business.
Segment Profitability
The increase in segment loss for the three and six months ended December 31, 2017 as compared to the prior periods is primarily due to our first quarter fiscal 2018 divestiture of our Albumprinter business, as well as additional investments in our Corporate Solutions business.
Corporate Solutions continues to build foundations for new growth opportunities and remains early in this process. Our multiple Most of World businesses also continue to grow strongly, but each off small bases. Our objective for each of these young businesses remains the same: to build foundations in large and potentially long-term attractive markets. In all of these businesses we continue to operate at a significant operating loss as previously described and as planned, and we expect to continue to do so in the next several years.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

In thousands	Six Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$176,742	$114,659
Net cash provided by (used in) investing activities	35,934	(254,701)
Net cash (used in) provided by financing activities	(213,741)	116,255
At December 31, 2017, we had $40.1 million of cash and cash equivalents and $708.6 million of outstanding debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the six months ended December 31, 2017 related primarily to the following items:
Cash inflows:

•	Net income of $54.0 million

•
Adjustments for non-cash items of $69.9 million primarily related to positive adjustments for depreciation and amortization of $83.7 million, share-based compensation costs of $20.2 million, unrealized currency-related losses of $17.8 million, and the change of our contingent earn-out liability of $1.8 million partially offset by negative adjustments for our gain on the sale of our Albumprinter business of $47.5 million and non-cash tax related items of $6.9 million

•	Proceeds from the sale of our Albumprinter business of $93.8 million, net of transaction costs

•
Changes in operating asset and liability balances of $52.8 million primarily driven by an increase in accounts payable and accrued expenses and increased seasonal volume for marketing, third-party production and shipping costs that have not yet been paid

•	Proceeds from the sale of a noncontrolling interest related to our WIRmachenDRUCK business of $35.4 million

•	Proceeds from the issuance of ordinary shares from the exercise of share options of $9.0 million
Cash outflows:

•	Payments of debt and debt issuance costs of $179.4 million, net of proceeds

•	Purchases of our ordinary shares of $55.1 million

•
Capital expenditures of $38.7 million of which $10.7 million were related to the purchase of manufacturing and automation equipment for our production facilities, $6.7 million were related to the purchase of land, facilities and leasehold improvements, and $21.3 million were related to computer and office equipment

•	Issuance of loans of $12.0 million to two equity holders of our Printi business (refer to Note 11 for additional details)

•	Internal costs for software and website development that we have capitalized of $18.1 million

•	Payments for capital lease arrangements of $9.5 million

•	Payments of withholding taxes in connection with share awards of $2.1 million
Additional Liquidity and Capital Resources Information. During the three months ended December 31, 2017, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of December 31, 2017, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $29.9 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
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
As of December 31, 2017, we had aggregate loan commitments from our senior secured credit facility totaling $1,037.5 million. The loan commitments consisted of revolving loans of $745.0 million and term loans of $292.5 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2017, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands	December 31, 2017
Maximum aggregate available for borrowing	$1,037,500
Outstanding borrowings of senior secured credit facilities	(425,507)
Remaining amount	611,993
Limitations to borrowing due to debt covenants and other obligations (1)	(122,233)
Amount available for borrowing as of December 31, 2017 (2)	$489,760
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of December 31, 2017, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired through our various acquisitions. As of December 31, 2017 we had $8.1 million outstanding for other debt payable through September 2024.
Our expectations for fiscal year 2018. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy for at least the next twelve months. We endeavor to invest large amounts of capital that we believe will generate returns that are above our weighted average cost of capital. We consider any use of cash that we expect to require more than twelve months to return our invested capital to be an allocation of capital. For fiscal 2018 we expect to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Organic investments will continue to be made across a wide spectrum of activities. These range from large, discrete projects that we believe can provide us with materially important competitive capabilities and/or market positions over the longer term to smaller investments intended to maintain or improve our competitive position and support value-creating revenue growth.

•	Purchases of ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at December 31, 2017 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$61,739	$17,601	$25,936	$10,052	$8,150
Build-to-suit lease	102,440	12,569	25,139	24,248	40,484
Purchase commitments	63,952	40,633	23,319	—	—
Senior unsecured notes and interest payments	361,625	19,250	38,500	303,875	—
Other debt and interest payments	514,880	55,117	97,591	356,353	5,819
Capital leases	35,510	12,847	15,849	4,152	2,662
Other	55,942	51,110	4,288	544	—
Total (1)	$1,196,088	$209,127	$230,622	$699,224	$57,115
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.3 million as of December 31, 2017 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 to the accompanying consolidated financial statements.

Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $61.7 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.9 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 2 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At December 31, 2017, we had unrecorded commitments under contract of $64.0 million. Purchase commitments consisted of third-party web services of $25.2 million, production and computer equipment purchases of approximately $5.5 million, inventory purchase commitments of $5.0 million, commitments for advertising campaigns of $3.7 million, commitments for professional and consulting fees of $1.7 million, and other unrecorded purchase commitments of $22.9 million.
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
At December 31, 2017, the term loans of $292.5 million outstanding under our credit agreement have repayments due on various dates through July 13, 2022, with the revolving loans outstanding of $133.0 million due on July 13, 2022. Interest payable included in this table is based on the interest rate as of December 31, 2017 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of December 31, 2017 we had $8.1 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2017, is $36.6 million, net of accumulated depreciation of $32.8 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2017 amounts to $34.0 million.
Other Obligations. Other obligations include the following:

•	Earn-out liability related to the WIRmachenDRUCK acquisition of $48.0 million, paid on January 2, 2018.

•	Deferred payments related to our other acquisitions of $4.5 million in the aggregate.

•
Installment obligation of $3.5 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2017.

Additional Non-GAAP Financial Measures
Adjusted net operating profit (NOP) and free cash flow presented below are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. During the first quarter of fiscal 2018, we removed the cash tax attributable to the current period portion of our consolidated NOP measure as management no longer uses this metric. This metric is the primary metric by which we measure our consolidated financial performance and is intended to supplement investors' understanding of our operating results. Adjusted consolidated NOP is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in adjusted consolidated NOP.
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
Beginning in the first quarter of fiscal 2018, we included free cash flow as a non-GAAP financial measure, which management uses to assess the cash flow generation of the company. Free cash flow is defined as net cash provided by operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs, plus payment of contingent consideration in excess of acquisition-date fair value and gains on proceeds from insurance.
The table below sets forth operating income and adjusted net operating profit for each of the three and six months ended December 31, 2017 and 2016:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
GAAP operating income	$72,709	$33,705	$119,322	$5,897
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	12,613	10,019	25,300	20,232
Earn-out related charges (1)	1,254	7,010	2,391	23,257
Share-based compensation related to investment consideration	1,007	601	1,047	4,704
Restructuring related charges	11,501	1,100	12,355	1,100
Less: Interest expense associated with Waltham, MA lease	(1,896)	(1,956)	(3,807)	(3,926)
Less: Gains on the purchase or sale of subsidiaries (2)	—	—	(48,380)	—
Include: Realized (losses) gains on certain currency derivatives not included in operating income	(3,513)	6,839	(4,147)	8,727
Adjusted net operating profit	$93,675	$57,318	$104,081	$59,991
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the six months ended December 31, 2017.

The table below sets forth net cash provided by operating activities and free cash flow for each of the six months ended December 31, 2017 and 2016:

In thousands	Six Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$176,742	$114,659
Purchases of property, plant and equipment	(38,674)	(36,260)
Purchases of intangible assets not related to acquisitions	(278)	(88)
Capitalization of software and website development costs	(18,114)	(19,110)
Free cash flow	$119,676	$59,201

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of December 31, 2017, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2017, we had $425.5 million of variable rate debt and $3.5 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.3 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $34.6 million and $24.0 million on our income before income taxes for the three months ended December 31, 2017 and 2016, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our future results may vary materially from those contained in forward-looking statements that we make in this Report and other filings with the SEC, press releases, communications with investors, and oral statements due to the following important factors, among others. Our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. These statements can be affected by, among other things, inaccurate assumptions we might make or by known or unknown risks and uncertainties or risks we currently deem immaterial. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

A primary component of our business strategy is to promote and strengthen our brands to attract new and repeat customers, and we face significant competition from other companies in our markets who also seek to establish strong brands. To promote and strengthen our brands, we must incur substantial marketing expenses and establish a relationship of trust with our customers by providing a high-quality customer experience, which requires us to invest substantial amounts of our resources. Our ability to provide a high-quality customer experience is also dependent on external factors over which we may have little or no control, such as the reliability and performance of our suppliers, third-party fulfillers, third-party carriers, and communication infrastructure providers. If we are unable to promote our brands or provide customers with a high-quality customer experience, we may fail to attract new customers, maintain customer relationships, and sustain or increase our revenues.
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

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our two uppermost objectives (leadership in mass customization and maximizing intrinsic value per share) even at the expense of shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net income and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•	investments in our business in the current period intended to generate longer-term returns, where the shorter-term costs will not be offset by revenue or cost savings until future periods, if at all;

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues, costs, and fair value of our assets and liabilities;

•	our hedging activity;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain customers and generate repeat purchases;

•	shifts in revenue mix toward less profitable products and brands;

•	the commencement or termination of agreements with our strategic partners, suppliers, and others;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	expenses and charges related to our compensation arrangements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	financing costs;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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
A key component of our strategy is the development of a mass customization platform. The process of developing new technology is complex, costly, and uncertain, and the development effort could be disruptive to our business and existing systems. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our mass customization platform will be successful and make us more effective and competitive. As a result, there can be no assurance that we will successfully complete the development of the platform, that our diverse businesses will realize value from the platform, or that we will realize expected returns on the capital expended to develop the platform.
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

•
the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business as planned, protectionist laws that favor local businesses, and restrictions imposed by local labor laws;

•	our inexperience in marketing and selling our products and services within unfamiliar countries and cultures;

•	challenges of working with local business partners;

•	our failure to properly understand and develop graphic design content and product formats and attributes appropriate for local tastes;

•	disruptions caused by political and social instability that may occur in some countries;

•	corrupt business practices, such as bribery or the willful infringement of intellectual property rights, that may be common in some countries or in some sales channels and markets;

•	difficulty repatriating cash from some countries;

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products;

•	disruptions or cessation of important components of our international supply chain; and

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property.

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

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Current and potential competitors include (in no particular order):

•	traditional offline suppliers and graphic design providers

•	online printing and graphic design companies

•	office superstores, drug store chains, food retailers, and other major retailers targeting small business and consumer markets

•	wholesale printers

•	self-service desktop design and publishing using personal computer software

•	email marketing services companies

•	website design and hosting companies

•	suppliers of customized apparel, promotional products, and gifts

•	online photo product companies

•	Internet retailers

•	online providers of custom printing services that outsource production to third party printers

•	providers of digital marketing such as social media and local search directories

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. Our information systems and those of third parties with which we share information are vulnerable to an increasing threat of cyber security risks, including physical and electronic break-ins, computer viruses, and phishing and other social engineering scams, among other risks. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

•	damage our reputation and brands;

•	expose us to losses, remediation costs, litigation, enforcement actions, and possible liability;

•	result in a failure to comply with legal and industry privacy regulations and standards;

•	lead to the misuse of our and our customers' confidential or personal information; and

•	cause interruptions in our operations and lost revenue.

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

Various private entities attempt to regulate the use of commercial email solicitation by blacklisting companies that the entities believe do not meet their standards, which results in those companies' emails being blocked from some Internet domains and addresses. From time to time some of our Internet protocol addresses appear on blacklists, which can interfere with our ability to market our products and services, communicate with our customers, and operate and manage our websites and corporate email accounts. Further, we have contractual relationships with partners that market our products and services on our behalf, and some of our marketing partners engage third-party email marketers with which we do not have any contractual or other relationship. If we or our partners were to fail to comply with all applicable laws relating to email solicitations, including if one of our partners or another third party were to send emails marketing our products and services in violation of applicable anti-spam or other laws, then our reputation could be harmed and we could potentially be liable for their actions.

We are subject to safety, health, and environmental laws and regulations, which could result in liabilities, cost increases, or restrictions on our operations.

We are subject to a variety of safety, health and environmental, or SHE, laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing SHE requirements, or new, more stringent SHE requirements applicable to us are imposed, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as for claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

In some cases we pursue self-imposed socially responsible policies that are more stringent than is typically required by laws and regulations, for instance in the areas of worker safety, team member social benefits and environmental protection such as carbon reduction initiatives. The costs of this added SHE effort are often substantial and could grow over time.

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

As of December 31, 2017, our total debt was $708.6 million, made up of $275.0 million of senior notes, $425.5 million of loan obligations under our credit facility and $8.1 million of other debt. We had unused commitments of $609.7 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2017, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $10.5 million over the next 12 months.

Border controls and duties and restrictions on cross-border commerce may negatively impact our business.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries, and changes in cross-border regulations could have a significant negative effect on our business. For example, the current United States administration has signaled the possibility of major changes in trade policy between the United States and other countries, such as the imposition of additional tariffs or duties on imported products. Because we produce most physical products for our United States customers at our facilities in Canada and Mexico and we source most materials for our products outside the United States, including large amounts of sourcing from China, major changes in tax policy or trade relations could adversely affect our business and results of operations.
If we are unable to protect our intellectual property rights, our reputation and brands could be damaged, and others may be able to use our technology, which could substantially harm our business and financial results.

We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property, but these protective measures afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to copy or use technology or information that we consider proprietary. There can be no guarantee that any of our pending patent applications or continuation patent applications will be granted, and from time to time we face infringement, invalidity, intellectual property ownership, or similar claims brought by third parties with respect to our patents. In addition, despite our trademark registrations throughout the world, our competitors or other entities may adopt names, marks, or domain names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Enforcing our intellectual property rights can be extremely costly, and a failure to protect or enforce these rights could damage our reputation and brands and substantially harm our business and financial results.

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

We contract with multiple business partners in an increasing number of jurisdictions worldwide, including sourcing the raw materials for the products we sell from an expanding number of suppliers and contracting with third-party merchants and manufacturers for the placement and fulfillment of customer orders. We require our suppliers, fulfillers, and merchants to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, but we cannot control their business practices. We may not be able to adequately vet, monitor, and audit our many business partners (or their suppliers) throughout the world, and our decentralized structure heightens this risk, as not all of our businesses have equal resources to manage their business partners. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical or inconsistent with our values, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. In addition to the passage of the Tax Cuts and Jobs Act in the United States, there are currently multiple initiatives for comprehensive tax reform underway in other key jurisdictions where we have operations. We continue to assess the impact of the U.S. Tax Cuts and Jobs Act as well as various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. We cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

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

Dutch law imposes limitations and requirements on corporate actions such as the payment of dividends, issuance of new shares, repurchase of outstanding shares, and corporate acquisitions of a certain size, among other actions. For example, Dutch law requires shareholder approval for many corporate actions that would not be subject to shareholder approval if we were incorporated in the United States. Situations may arise where the flexibility to issue shares, pay dividends, purchase shares, acquire other companies, or take other corporate actions would be beneficial to us, but is subject to limitations, subject to delay due to shareholder approval requirements, or unavailable under Dutch law.

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

We are incorporated under the laws of the Netherlands, and the vast majority of our assets are located outside of the United States. In addition, some of our officers and management reside outside of the United States. In most cases, a final judgment for the payment of money rendered by a U.S. federal or state court would not be directly enforceable in the Netherlands. Although there is a process under Dutch law for petitioning a Dutch court to enforce a judgment rendered in the United States, there can be no assurance that a Dutch court would impose civil liability on us or our management team in any lawsuit predicated solely upon U.S. securities or other laws. In addition, because most of our assets are located outside of the United States, it could be difficult for investors to place a lien on our assets in connection with a claim of liability under U.S. laws. As a result, it may be difficult for investors to enforce U.S. court judgments or rights predicated upon U.S. laws against us or our management team outside of the United States.

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

More than 75% of our ordinary shares are held by our top 10 shareholders, and we may repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our ordinary shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 14, 2019. The following table outlines the purchase of our ordinary shares during the three months ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
October 1, 2017 through October 31, 2017 (2)	—	$—	—	5,847,180
November 1, 2017 through November 30, 2017 (3)	—	—	—	6,300,000
December 1, 2017 through December 31, 2017	121,444	119.11	121,444	6,178,556
Total	121,444	$119.11	121,444	6,178,556
___________
(1) Average Price paid per share includes commissions paid.
(2) As of October 31, 2017, represents the number of shares remaining in the March 2017 repurchase program.
(3) As of November 30, 2017, represents the number of shares remaining in the November 2017 repurchase program described above.
Item 6.        Exhibits

Exhibit
No.	Description
10.1*
Amendment to Employment Agreement dated December 18, 2017 between Cimpress N.V. and Cornelis David Arends is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2017

10.2*
Amendment to Long-Term Assignment Agreement dated December 18, 2017 between Cimpress N.V. and Cornelis David Arends is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2017

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
February 1, 2018                     Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)