Form 10-Q
period 2018-03-31
CIMPRESS N.V.
filed 2018-05-03
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 27, 2018, there were 30,715,831 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$49,878	$25,697
Accounts receivable, net of allowances of $7,520 and $3,590, respectively	65,632	48,630
Inventory	63,009	46,563
Prepaid expenses and other current assets	69,231	78,835
Assets held for sale	—	46,276
Total current assets	247,750	246,001
Property, plant and equipment, net	501,115	511,947
Software and website development costs, net	56,279	48,470
Deferred tax assets	66,753	48,004
Goodwill	542,369	514,963
Intangible assets, net	250,593	275,924
Other assets	44,994	34,560
Total assets	$1,709,853	$1,679,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$147,089	$127,386
Accrued expenses	210,407	175,567
Deferred revenue	34,991	30,372
Short-term debt	26,214	28,926
Other current liabilities	42,922	78,435
Liabilities held for sale	—	8,797
Total current liabilities	461,623	449,483
Deferred tax liabilities	56,089	60,743
Lease financing obligation	103,737	106,606
Long-term debt	786,401	847,730
Other liabilities	120,610	94,683
Total liabilities	1,528,460	1,559,245
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	87,805	45,412
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,714,481 and 31,415,503 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,366,146 and 12,665,124 shares, respectively	(675,536)	(588,365)
Additional paid-in capital	390,758	361,376
Retained earnings	459,940	414,771
Accumulated other comprehensive loss	(82,476)	(113,398)
Total shareholders’ equity attributable to Cimpress N.V.	93,301	74,999
Noncontrolling interests (Note 10)	287	213
Total shareholders' equity	93,588	75,212
Total liabilities, noncontrolling interests and shareholders’ equity	$1,709,853	$1,679,869
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	$636,069	$550,585	$1,961,407	$1,571,149
Cost of revenue (1)	319,209	268,482	963,249	757,898
Technology and development expense (1)	61,267	63,236	182,598	178,528
Marketing and selling expense (1)	179,591	167,284	546,469	451,310
General and administrative expense (1)	44,103	45,730	127,869	150,471
Amortization of acquired intangible assets	12,941	13,450	38,132	33,542
Restructuring expense (1)	2,331	24,790	14,686	25,890
(Gain) on sale of subsidiaries	—	—	(47,545)	—
Impairment of goodwill and acquired intangible assets	—	9,556	—	9,556
Income (loss) from operations	16,627	(41,943)	135,949	(36,046)
Other (expense) income, net	(1,558)	(6,582)	(25,602)	21,835
Interest expense, net	(12,652)	(11,584)	(38,263)	(31,119)
Income (loss) before income taxes	2,417	(60,109)	72,084	(45,330)
Income tax expense (benefit)	4,019	(17,431)	19,657	(7,644)
Net (loss) income	(1,602)	(42,678)	52,427	(37,686)
Add: Net (income) loss attributable to noncontrolling interest	(663)	(256)	(1,394)	677
Net (loss) income attributable to Cimpress N.V.	$(2,265)	$(42,934)	$51,033	$(37,009)
Basic net (loss) income per share attributable to Cimpress N.V.	$(0.07)	$(1.38)	$1.65	$(1.18)
Diluted net (loss) income per share attributable to Cimpress N.V.	$(0.07)	$(1.38)	$1.58	$(1.18)
Weighted average shares outstanding — basic	30,724,018	31,103,388	30,992,066	31,323,451
Weighted average shares outstanding — diluted	30,724,018	31,103,388	32,276,520	31,323,451
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cost of revenue	$105	$91	$240	$209
Technology and development expense	3,242	1,123	7,916	6,566
Marketing and selling expense	2,138	1,242	4,981	3,542
General and administrative expense	7,289	4,084	19,254	19,071
Restructuring expense	718	6,257	1,327	6,257

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income	$(1,602)	$(42,678)	$52,427	$(37,686)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains, net of hedges	(8,799)	14,884	32,651	(23,086)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	8,408	(426)	12,822	7,049
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	(2,416)	895	(6,550)	(4,698)
Unrealized loss on available-for-sale-securities	—	—	—	(5,756)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income for realized gains on available-for-sale securities	—	—	—	2,268
Gain on pension benefit obligation, net	—	2,185	—	2,221
Comprehensive (loss) income	(4,409)	(25,140)	91,350	(59,688)
Add: Comprehensive (income) loss attributable to noncontrolling interests	(2,343)	(778)	(7,077)	3,847
Total comprehensive (loss) income attributable to Cimpress N.V.	$(6,752)	$(25,918)	$84,273	$(55,841)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$52,427	$(37,686)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,120	115,784
Impairment of goodwill and acquired intangible assets	—	9,556
Share-based compensation expense	33,718	35,645
Deferred taxes	(9,552)	(37,849)
Gain on sale of subsidiaries	(47,545)	—
Change in contingent earn-out liability	1,774	27,364
Gain on sale of available-for-sale securities	—	(2,268)
Unrealized loss on derivatives not designated as hedging instruments included in net income (loss)	9,246	839
Payments of contingent consideration in excess of acquisition date fair value	(4,639)	—
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	5,211	(7,215)
Other non-cash items	2,129	4,123
Changes in operating assets and liabilities:
Accounts receivable	(14,696)	3,434
Inventory	(12,104)	(7,136)
Prepaid expenses and other assets	136	2,389
Accounts payable	18,448	9,908
Accrued expenses and other liabilities	(17,040)	6,756
Net cash provided by operating activities	144,633	123,644
Investing activities
Purchases of property, plant and equipment	(47,441)	(56,916)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	93,779	—
Business acquisitions, net of cash acquired	(110)	(204,875)
Purchases of intangible assets	(308)	(110)
Capitalization of software and website development costs	(29,476)	(28,678)
Proceeds from sale of available-for-sale securities	—	6,346
Other investing activities	(2,465)	6,727
Net cash provided by (used in) investing activities	13,979	(277,506)
Financing activities
Proceeds from borrowings of debt	590,508	612,004
Payments of debt and debt issuance costs	(659,404)	(398,282)
Payments of purchase consideration included in acquisition-date fair value	(2,105)	(539)
Payments of withholding taxes in connection with equity awards	(3,080)	(10,816)
Payments of capital lease obligations	(13,779)	(12,029)
Purchase of ordinary shares	(94,710)	(50,008)
Purchase of noncontrolling interests	—	(20,230)
Proceeds from issuance of ordinary shares	11,516	331
Issuance of loans	(16,500)	—
Proceeds from sale of noncontrolling interest	35,390	—
Capital contribution from noncontrolling interest	—	1,404
Other financing activities	—	1,281
Net cash (used in) provided by financing activities	(152,164)	123,116
Effect of exchange rate changes on cash	5,691	(3,213)
Change in cash held for sale	12,042	—
Net increase (decrease) in cash and cash equivalents	24,181	(33,959)
Cash and cash equivalents at beginning of period	25,697	77,426
Cash and cash equivalents at end of period	$49,878	$43,467
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,856	$27,430
Income taxes	17,888	35,967
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$531	$12,099
Amounts accrued related to business acquisitions	3,864	31,613
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
We are a technology driven company that aggregates, largely via the internet, large volumes of small, individually customized orders for a broad spectrum of print, signage, apparel and similar products. We operate in a largely decentralized manner. Our businesses fulfill orders with manufacturing capabilities that include Cimpress owned and operated manufacturing facilities and a network of third-party fulfillers to create customized products on demand. Those businesses bring their products to market through a portfolio of customer-focused brands serving the needs of micro, small and medium sized businesses, resellers and consumers. These brands include Vistaprint, our global brand for micro business marketing products and services, as well as brands that we have acquired that serve the needs of various market segments, including resellers, micro, small and medium sized businesses with differentiated service needs, and consumers purchasing products for themselves and their families.
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

Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other period. The consolidated balance sheet at June 30, 2017 has been derived from our audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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

Share-based compensation
Total share-based compensation costs were $13,492 and $33,718 for the three and nine months ended March 31, 2018, respectively, and $12,797 and $35,645 for the three and nine months ended March 31, 2017, respectively.
During the first quarter of fiscal 2018, we issued supplemental performance share unit awards to certain members of management. In addition to a service vesting and market condition (based on the three year moving average of the Cimpress share price) contained in our standard performance share units, these supplemental awards also contain a multi-year financial performance condition. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, the awards are subject to mark-to-market accounting throughout the three year performance vesting period. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved. We continue to conclude that the performance condition is probable of achievement and for the three and nine months ended March 31, 2018, we recognized $5,615 and $9,925 of share-based compensation expense, respectively. We will continue to reassess the probability each reporting period and if we determine the awards are not probable at some point during the performance vesting period we would reverse any expense recognized to date.
Sale of Albumprinter
On August 31, 2017 we sold our Albumprinter business, including FotoKnudsen AS, for a total of €78,382 ($93,071 based on the exchange rate as of the date of sale) in cash, net of transaction costs and cash divested (after $11,874 in pre-closing dividends). As a result of the sale, we recognized a gain of $47,545, net of transaction costs, within our consolidated statement of operations for the nine months ended March 31, 2018.

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
Other (expense) income, net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
(Losses) gains on derivatives not designated as hedging instruments (1)	$(9,102)	$(817)	$(19,103)	$12,737
Currency-related gains (losses), net (2)	7,519	(6,304)	(7,133)	5,719
Other gains (3)	25	539	634	3,379
Total other (expense) income, net	$(1,558)	$(6,582)	$(25,602)	$21,835
_____________________
(1) Primarily relates to both realized and unrealized (losses) gains on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three and nine months ended March 31, 2018 and 2017 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized losses related to cross-currency swaps were $3,582 and $9,708 for the three and nine months ended March 31, 2018, respectively, and unrealized losses of $1,709 and gains of $4,684 for the three and nine months ended March 31, 2017, respectively.
(3) During the nine months ended March 31, 2017, we recognized a gain of $2,268 related to the sale of Plaza Create Co. Ltd. available for sale securities.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted average shares outstanding, basic	30,724,018	31,103,388	30,992,066	31,323,451
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	—	—	1,284,454	—
Shares used in computing diluted net (loss) income per share attributable to Cimpress N.V.	30,724,018	31,103,388	32,276,520	31,323,451
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress N.V.	1,448,530	1,262,902	3,054	1,379,481
______
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

Property, plant and equipment, net, included $112,956 and $116,045 as of March 31, 2018 and June 30, 2017, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $116,307 and $119,176 as of March 31, 2018 and June 30, 2017, respectively.
Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the nine months ended March 31, 2018 and 2017, we repurchased 895,377 and 593,763, respectively, of our ordinary shares for a total cost of $94,710 and $50,008, respectively, inclusive of transaction costs, in connection with our publicly announced share repurchase programs.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-04, "Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products" (ASU 2016-04), which requires an entity to recognize breakage for a liability resulting from the sale of a prepaid stored-value product in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for us on July 1, 2018. The standard permits early adoption and should be applied either retrospectively to each period presented or by means of a cumulative adjustment to retained earnings as of the beginning of the fiscal year adopted. We do not expect the effect of ASU 2016-04 to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019 and we expect to adopt the new standard using the modified retrospective approach. We also plan to use the transition relief package, in which we will not reassess the classification of our existing leases, whether any expired or existing contracts contain leases and if our existing leases have any initial direct costs. We are currently evaluating the requirements of the standard and we have not yet determined the impact of adoption on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017, which would result in an effective date for us of July 1, 2018. The standard permits the use of either the retrospective or modified retrospective method. We will adopt the new standard in the first quarter of fiscal 2019, and we will apply the modified retrospective approach.
We have substantially completed our impact assessment of the new standard, which was performed on a business unit by business unit basis through a review of contract terms and material revenue streams. We have identified an impact related to direct-response advertising costs, which are costs currently capitalized and expensed based on the guidance outlined in ASC 340. The guidance included in ASC 340 has been eliminated, and under the new revenue standard these costs will be expensed as incurred because they do not meet the requirements for capitalization since they are not direct and incremental to obtaining a contract. We expect this change to impact the timing for a portion of advertising expenses within our National Pen business, but we do not expect it to have a material impact on our consolidated results. We have also identified an impact related to customer loyalty programs that are offered by several of our businesses. Under the new revenue standard, the rewards associated with these programs will be recognized as an additional performance obligation, resulting in an allocation of the transaction price and deferral of revenue until the subsequent reward redemption. We do not expect this change to have a material impact on our consolidated results.
We are continuing to make changes to certain processes and internal controls, in order to address the impacts of the new standard, which we expect to finalize during the fourth quarter of fiscal 2018. Lastly, we are continuing to evaluate the disclosure requirements of the new standard.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$10,360	$—	$10,360	$—
Currency forward contracts	26	—	26	—
Currency option contracts	11	—	11	—
Total assets recorded at fair value	$10,397	$—	$10,397	$—

Liabilities
Cross-currency swap contracts	$(42,073)	$—	$(42,073)	$—
Currency forward contracts	(37,885)	—	(37,885)	—
Currency option contracts	(685)	—	(685)	—
Total liabilities recorded at fair value	$(80,643)	$—	$(80,643)	$—

	June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$1,717	$—	$1,717	$—
Total assets recorded at fair value	$1,717	$—	$1,717	$—

Liabilities
Interest rate swap contracts	$(483)	$—	$(483)	$—
Cross-currency swap contracts	(19,760)	—	(19,760)	—
Currency forward contracts	(14,700)	—	(14,700)	—
Currency option contracts	(651)	—	(651)	—
Contingent consideration	(5,453)	—	—	(5,453)
Total liabilities recorded at fair value	$(41,047)	$—	$(35,594)	$(5,453)
During the quarter ended March 31, 2018 and year ended June 30, 2017, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
As part of the acquisition of WIRmachenDRUCK on February 1, 2016, we agreed to a variable contingent payment up to €40,000, previously based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. Subsequently, during the first quarter of fiscal 2018, we amended the terms of this arrangement to remove the performance target and agreed to pay the maximum amount in January 2018. On January 2, 2018 we paid the maximum amount of €40,000 ($48,069 based on the exchange rate on the day of payment) and $5,951 of the amount paid is considered contingent consideration and included in the table below.

The following table represents the changes in fair value of Level 3 contingent consideration:

	Nine Months Ended March 31,
	2018 (1)	2017 (1)
Balance at June 30, 2017 and 2016, respectively	$5,453	$1,212
Fair value adjustment	220	2,514
Cash payments	(5,951)	—
Foreign currency impact	278	(89)
Balance at March 31	$—	$3,637
_____________________
(1) As of June 30, 2017 and March 31, 2017, contingent consideration was classified as a current liability on the consolidated balance sheets. As of June 30, 2016 the liability was classified as a long-term liability on the consolidated balance sheet.

As of March 31, 2018 and June 30, 2017, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2018 and June 30, 2017 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $820,182 and $882,578, respectively, and the fair value was $777,314 and $906,744, respectively. Our debt at March 31, 2018 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of seven of our interest rate swap contracts were deemed to be ineffective during the three and nine months ended March 31, 2018 and during the three and nine months ended March 31, 2017 a portion of two of our interest rate swap contracts was deemed to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of March 31, 2018, we estimate that $119 of income will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2019. As of March 31, 2018, we had nine outstanding interest rate swap contracts indexed to one-month LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2018	$65,000
Contracts with a future start date	350,000
Total	$415,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of March 31, 2018, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2018, we estimate that $865 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2019.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of March 31, 2018, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We did not hold any ineffective cross-currency swaps during the three and nine months ended March 31, 2018 and 2017.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of March 31, 2018, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2018 and 2017, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of March 31, 2018, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee,

Mexican Peso, New Zealand Dollar, Norwegian Krone, and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$512,301	January 2017 through March 2018	Various dates through March 2020	489	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2018 and June 30, 2017. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility. Our derivative liabilities have increased significantly during the nine months ended March 31, 2018 mainly due to the weakening of the US dollar.

	March 31, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$10,452	$(92)	$10,360	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(18,897)	—	(18,897)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(23,176)	—	(23,176)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(23,831)	—	(23,831)
Total derivatives designated as hedging instruments		$10,452	$(92)	$10,360		$(65,904)	$—	$(65,904)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$26	$—	$26	Other current liabilities / other liabilities	$(15,361)	$1,307	$(14,054)
Currency option contracts	Other current assets / other assets	11	—	11	Other current liabilities / other liabilities	(814)	129	(685)
Total derivatives not designated as hedging instruments		$37	$—	$37		$(16,175)	$1,436	$(14,739)

	June 30, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in consolidated balance sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in consolidated balance sheet	Net amount
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Other non-current assets	$2,072	$(355)	$1,717	Other current liabilities / other liabilities	$(483)	$—	$(483)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(7,640)	—	(7,640)
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(12,120)	—	(12,120)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(9,896)	—	(9,896)
Total derivatives designated as hedging instruments		$2,072	$(355)	$1,717		$(30,139)	$—	$(30,139)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(8,033)	$3,229	$(4,804)
Currency Option Contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(651)	—	(651)
Total derivatives not designated as hedging instruments		$—	$—	$—		$(8,684)	$3,229	$(5,455)
The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and nine months ended March 31, 2018 and 2017:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$6,087	$314	$7,330	$3,078
Cross-currency swaps	2,321	(740)	5,492	3,971
Derivatives in Net Investment Hedging Relationships
Cross-currency swaps	(3,873)	(841)	(10,307)	3,983
Currency forward contracts	(5,576)	(802)	(13,935)	137
	$(1,041)	$(2,069)	$(11,420)	$11,169

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2018 and 2017:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) to Net (Loss) Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$100	$(61)	$(6)	$(100)	Interest expense, net
Cross-currency swaps	(3,321)	(1,131)	(8,756)	6,366	Other (expense) income, net
Total before income tax	(3,221)	(1,192)	(8,762)	6,266	Income (loss) before income taxes
Income tax	805	297	2,212	(1,568)	Income tax expense
Total	$(2,416)	$(895)	$(6,550)	$4,698
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net (Loss) Income				Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Currency contracts	$(9,103)	$(820)	$(19,382)	$12,481	Other (expense) income, net
Interest rate swaps	1	3	279	256	Other (expense) income, net
	$(9,102)	$(817)	$(19,103)	$12,737
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $(3,237) for the nine months ended March 31, 2018:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2017	$(2,250)	$(357)	$(110,791)	$(113,398)
Other comprehensive income (loss) before reclassifications	12,822	—	24,650	37,472
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(6,550)	—	—	(6,550)
Net current period other comprehensive income (loss)	6,272	—	24,650	30,922
Balance as of March 31, 2018	$4,022	$(357)	$(86,141)	$(82,476)
________________________
(1) Gains (losses) on cash flow hedges include our interest rates swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2018 and June 30, 2017, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $41,290 and $17,048, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2018 and June 30, 2017 is as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2017	$147,207	$321,805	$34,520	$11,431	$514,963
Adjustments	(58)	—	(86)	—	(144)
Effect of currency translation adjustments (1)	2,706	24,844	—	—	27,550
Balance as of March 31, 2018	$149,855	$346,649	$34,434	$11,431	$542,369
_________________
(1) Relates to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and nine months ended March 31, 2018 was $12,941 and $38,132, respectively, compared to $13,450 and $33,542 for the prior comparative periods, respectively. In addition, during the three and nine months ended March 31, 2017, we recognized an impairment of $3,211, related to the acquired intangible assets within the Tradeprint asset group. Refer below for additional discussion regarding the impairment.

Impairment Review

Fiscal 2017

During the third quarter of fiscal 2017, we concluded that the goodwill of our Tradeprint reporting unit, part of our Upload and Print reportable segment, was not fully recoverable as the reporting unit was forecasting lower profits than originally forecasted as of the acquisition date. This resulted in an impairment of goodwill of $6,345 and an impairment of acquired intangible assets of $3,211 during the quarter ended March 31, 2017.
7. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2018	June 30, 2017
Compensation costs	$59,908	$54,487
Income and indirect taxes	45,691	34,469
Advertising costs	28,001	26,641
Interest payable	10,335	5,263
Production costs	9,558	7,472
Shipping costs	6,817	6,651
Sales returns	5,722	4,474
Professional fees	3,138	3,021
Purchases of property, plant and equipment	2,077	3,786
Other	39,160	29,303
Total accrued expenses	$210,407	$175,567

Other current liabilities included the following:

	March 31, 2018	June 30, 2017
Contingent earn-out liability (1)	$—	$44,049
Current portion of lease financing obligation	12,569	12,569
Short-term derivative liabilities	17,184	7,243
Current portion of capital lease obligations	11,521	11,573
Mandatorily redeemable noncontrolling interest (2)	1,144	901
Other	504	2,100
Total other current liabilities	$42,922	$78,435
Other liabilities included the following:

	March 31, 2018	June 30, 2017
Long-term derivative liabilities	$64,986	$31,936
Long-term capital lease obligations	20,458	28,306
Mandatorily redeemable noncontrolling interest (2)	2,757	2,456
Other (3)	32,409	31,985
Total other liabilities	$120,610	$94,683
_______________________
(1) On January 2, 2018, we paid the contingent earn-out liability in full, refer to the summary below for additional details.
(2) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. Refer to Note 11 for additional details.
(3) As of March 31, 2018 and June 30, 2017, other liabilities includes $9,773 and $8,173, respectively, related to share-based compensation awards associated with our investment in Printi LLC. Refer to Note 11 for additional details.
Contingent earn-out liability
Under the original terms of the WIRmachenDRUCK earn-out arrangement, a portion of the earn-out attributed to the minority selling shareholders was included as a component of purchase consideration as of the acquisition date, with any subsequent changes to fair value recognized within general and administrative expense. This earn-out was previously calculated on a sliding scale, based on the achievement of cumulative gross profit against a predetermined target. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, that the maximum earn-out would be achieved and we paid the maximum amount on January 2, 2018. Refer to Note 3 of the consolidated financial statements for additional details of this payment.
The liability represented the present value of the agreed payment amount as of the respective date. We recognized $1,774 of expense during the nine months ended March 31, 2018, and $4,598 and $27,364 of expense during the three and nine months ended March 31, 2017, respectively, as part of general and administrative expense. We recognized no expense during the three months ended March 31, 2018.
8. Debt

	March 31, 2018	June 30, 2017
Senior secured credit facility	$537,276	$600,037
7.0% Senior unsecured notes due 2022	275,000	275,000
Other	7,906	7,541
Debt issuance costs and debt discounts (1)	(7,567)	(5,922)
Total debt outstanding, net	812,615	876,656
Less short-term debt (2)	26,214	28,926
Long-term debt	$786,401	$847,730
_____________________
(1) During the nine months ended March 31, 2018, we capitalized $3,251 in debt issuance costs, which related to the amendment and restatement to our senior secured credit facility. Refer below for additional details relating to the amendment.

(2) Balances as of March 31, 2018 and June 30, 2017 are inclusive of short-term debt issuance costs and debt discounts of $1,846 and $1,693, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2018, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
On July 13, 2017, we entered into an amendment and restatement agreement for our senior secured credit facility resulting in an increase of loan commitments under the credit agreement to $1,045,000 in the aggregate. The amendment also extended the tenor of our borrowings to a maturity date of July 13, 2022. As of March 31, 2018, we have a committed credit facility of $1,033,750 as follows:

•	Revolving loans of $745,000 with a maturity date of July 13, 2022

•	Term loan of $288,750 amortizing over the loan period, with a final maturity date of July 13, 2022.
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.50% to 2.25% depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of March 31, 2018, the weighted-average interest rate on outstanding borrowings was 3.56%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.400% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of March 31, 2018.
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
We had the right to redeem, at any time prior to April 1, 2018, some or all of the Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the Indenture, plus, in each case, accrued and unpaid interest to, but not including, the redemption date. In addition, we had the right to redeem, at any time prior to April 1, 2018, up to 35% of the aggregate outstanding principal amount of the Notes at a redemption price equal to 107% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. To date we have not exercised our redemption right; however if in the future we choose to exercise we will redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest to, but not including, the redemption date.
Other debt
Other debt consists primarily of term loans acquired through our various acquisitions. As of March 31, 2018 and June 30, 2017 we had $7,906 and $7,541, respectively, outstanding for those obligations that are payable through September 2024.
9. Income Taxes

Our income tax expense was $4,019 and $19,657 for the three and nine months ended March 31, 2018, respectively, as compared to income tax benefits of $17,431 and $7,644 for the prior comparative periods. The increase in income tax expense is primarily attributable to pre-tax income for the three and nine months ended March 31, 2018 as compared to pre-tax losses in the comparable periods. Additionally, we recognized tax expense of $4,742 related to the impacts of U.S. tax reform recognized in the nine months ended March 31, 2018. We recognize excess tax benefits associated with the vesting or exercise of share based compensation awards as a discrete tax item. During the three and nine months ended March 31, 2018, we recognized excess tax benefits from share based compensation of $1,329 and $2,802, respectively, as compared to $45 and $4,659 for the comparable prior periods. Excluding the effect of these discrete tax items, we are forecasting a more favorable consolidated annual effective tax rate for fiscal 2018 as compared to fiscal 2017 primarily due to higher forecasted full year pre-tax income as well as a more favorable geographical mix of consolidated earnings. In addition, our effective tax rate is negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was signed into law, resulting in significant changes to U.S. tax law for corporations. Our tax balances were adjusted during the quarter ended December 31, 2017 based upon our interpretation of The Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of The Act, changes in assumptions made by Cimpress, and actions Cimpress may take as a result of The Act. There were no material changes to our tax balances for the three months ended March 31, 2018 as a result of The Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

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

As of March 31, 2018, we had a liability for unrecognized tax benefits included in the balance sheet of $4,872, including accrued interest and penalties of $355. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire liability for unrecognized tax benefits would reduce our income tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $600 to $800 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2015 through 2017 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2012 through 2017 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of March 31, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

On August 23, 2017, we sold approximately 12% of the outstanding shares of our WIRmachenDRUCK subsidiary for a total of €30,000 ($35,390 based on the exchange rate on the date we received the proceeds). The minority equity interest is considered a redeemable noncontrolling interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. The noncontrolling interest was recorded at its fair value as of the sale date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value will be offset to the net (income) loss attributable to noncontrolling interest in our consolidated statement of operations. As of March 31, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2017	$45,412	$213
Net income attributable to noncontrolling interest	1,320	74
Proceeds from sale of noncontrolling interest	35,390	—
Foreign currency translation	5,683	—
Balance as of March 31, 2018	$87,805	$287

11. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provided us access to a new market and the opportunity to drive longer-term growth in Brazil and other geographies as Printi expands internationally in the future. As of March 31, 2018, we have a 49.99% equity interest in Printi. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day to day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions, and as such no one shareholder is considered to be the primary beneficiary. However, certain significant shareholders cannot transfer their equity interests without our approval and as a result are considered de facto agents on our behalf in accordance with ASC 810-10-25-43.
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
We also have liability-based awards for Printi restricted stock held by Printi employees that are fully vested and marked to fair value each reporting period until cash settlement. As of March 31, 2018, through the use of an option pricing model we estimate the current fair value of the restricted stock to be $9,773 and we have recognized $1,047 in general and administrative expense for the nine months ended March 31, 2018, respectively, compared to $374 and $1,158 in the three and nine months ended March 31, 2017.
We also have an arrangement to lend two Printi equity holders up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. As of March 31, 2018, the long-term loan receivable, including accrued interest, is $17,251 and classified within other assets in our consolidated balance sheets. We did not have a long-term loan receivable as of June 30, 2017. The loans carry 8.5% annual interest, and are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of March 31, 2018 we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

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

•
All Other Businesses - Includes the operations of our Most of World and Corporate Solutions businesses. Most of World consists of our businesses in Brazil, China, India and Japan. In Japan and India, we primarily operate under close derivatives of the Vistaprint business model and technology, albeit with decentralized, locally managed cross-functional operations in each country, and with product, content and service offerings which we tailor to the Japanese and Indian markets. Our Corporate Solutions business serves medium-sized businesses and larger corporations, as well as our legacy business with retail partners and franchise businesses, primarily through the "Vistaprint Corporate" brand. Our All Other Businesses segment also includes Albumprinter results through the divestiture date of August 31, 2017.

Central and corporate costs consists primarily of the team of software engineers that is building our mass customization platform, shared service organizations such as global procurement, technology services such as hosting and security, administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members, and corporate functions including our Supervisory Board, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, and legal. These costs also include certain unallocated share-based compensation costs.
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
As part of these changes, we also recast historical segment results to ensure the consistent application of our current inter-segment revenue presentation. For the three and nine months ended March 31, 2017, we increased revenue for our Vistaprint business by $1,550 and $4,069, with a corresponding increase to inter-segment eliminations. We also recast historical segment profitability for the allocation of certain IT costs, which previously burdened our Vistaprint business, but have now been allocated to each of our businesses in fiscal 2018. For the three and nine months ended March 31, 2017, the cost allocation change resulted in an increase to Vistaprint segment profit by $624 and $1,871, respectively, with a corresponding decrease to segment profit for Upload and Print of $161 and $483, respectively, and All Other Businesses of $140 and $420, respectively, and an increase to our Central and corporate cost center of $323 and $968, respectively.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue:
Vistaprint (1)	$357,606	$322,804	$1,105,557	$990,160
Upload and Print (2)	183,768	142,476	536,685	426,821
National Pen (3)	81,545	58,828	267,360	58,828
All Other Businesses (4)	18,865	28,027	67,913	99,410
Total segment revenue	641,784	552,135	1,977,515	1,575,219
Inter-segment eliminations	(5,715)	(1,550)	(16,108)	(4,070)
Total consolidated revenue	$636,069	$550,585	$1,961,407	$1,571,149
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $2,747 and $7,753 for the three and nine months ended March 31, 2018, respectively, and $1,550 and $4,069 for the prior comparative periods, respectively.
(2) Upload and Print segment revenues include inter-segment revenue of $329 and $1,137 for the three and nine months ended March 31, 2018, respectively. No inter-segment revenue was recognized in the prior comparable periods.
(3) National Pen segment revenues include inter-segment revenue of $805 and $2,275 for the three and nine months ended March 31, 2018, respectively. No inter-segment revenue was recognized in the prior comparable periods.
(4) All Other Businesses segment revenues include inter-segment revenue of $1,834 and $4,943 for the three and nine months ended March 31, 2018, respectively. No inter-segment revenue was recognized in the prior comparable periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Segment profit (loss):
Vistaprint	$57,661	$37,627	$187,605	$129,915
Upload and Print	17,367	12,983	54,605	43,232
National Pen	355	(3,226)	19,185	(3,226)
All Other Businesses	(9,342)	(10,085)	(25,459)	(21,944)
Total segment profit	66,041	37,299	235,936	147,977
Central and corporate costs	(35,891)	(28,028)	(97,558)	(87,442)
Acquisition-related amortization and depreciation	(13,030)	(13,508)	(38,330)	(33,740)
Earn-out related charges (1)	—	(4,882)	(2,391)	(28,139)
Share-based compensation related to investment consideration	—	(375)	(1,047)	(5,079)
Certain impairments (2)	—	(9,556)	—	(9,556)
Restructuring-related charges	(2,331)	(24,790)	(14,686)	(25,890)
Interest expense for Waltham, MA lease	1,838	1,897	5,645	5,823
Gain on the purchase or sale of subsidiaries (3)	—	—	48,380	—
Total income (loss) from operations	16,627	(41,943)	135,949	(36,046)
Other (expense) income, net	(1,558)	(6,582)	(25,602)	21,835
Interest expense, net	(12,652)	(11,584)	(38,263)	(31,119)
Income (loss) before income taxes	$2,417	$(60,109)	$72,084	$(45,330)
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

(3) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the nine months ended March 31, 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Depreciation and amortization:
Vistaprint	$16,460	$16,885	$48,943	$47,784
Upload and Print	15,701	14,151	45,426	42,182
National Pen	5,372	5,277	15,742	5,277
All Other Businesses	2,538	3,698	6,981	11,033
Central and corporate costs	3,366	3,391	10,028	9,508
Total depreciation and amortization	$43,437	$43,402	$127,120	$115,784

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Purchases of property, plant and equipment:
Vistaprint	$4,843	$12,046	$29,342	$31,590
Upload and Print	2,279	2,894	11,270	10,878
National Pen	1,183	1,013	4,891	1,013
All Other Businesses	252	4,134	1,231	10,647
Central and corporate costs	210	569	707	2,788
Total purchases of property, plant and equipment	$8,767	$20,656	$47,441	$56,916

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Capitalization of software and website development costs:
Vistaprint	$7,186	$6,429	$18,266	$15,091
Upload and Print	1,149	514	2,939	1,627
National Pen	302	—	669	—
All Other Businesses	443	1,063	1,811	2,968
Central and corporate costs	2,282	1,562	5,791	8,992
Total capitalization of software and website development costs	$11,362	$9,568	$29,476	$28,678
The following tables set forth long-lived assets by geographic area:

	March 31, 2018	June 30, 2017
Long-lived assets (1):
Netherlands	$106,816	$83,223
Canada	83,878	85,926
Switzerland	52,811	49,017
Italy	45,121	44,423
United States	41,241	64,034
Australia	23,288	22,961
France	22,030	22,794
Jamaica	21,548	21,492
Japan	20,913	20,686
Other	71,786	64,377
Total	$489,432	$478,933
___________________
(1) Excludes goodwill of $542,369 and $514,963, intangible assets, net of $250,593 and $275,924, the Waltham lease asset of $112,956 and $116,045, and deferred tax assets of $66,753 and $48,004 as of March 31, 2018 and June 30, 2017, respectively.

13. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 2. Total lease expense, net of sublease income, for the three and nine months ended March 31, 2018 was $4,340 and $10,527, respectively and $2,860 and $9,152 for the three and nine months ended March 31, 2017, respectively.
We lease certain machinery and plant equipment under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2018, is $35,253, net of accumulated depreciation of $36,022; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2018 amounts to $31,979.
Purchase Obligations
At March 31, 2018, we had unrecorded commitments under contract of $55,245 including commitments for third-party web services of $21,000. In addition, we had purchase commitments for production and computer equipment purchases of approximately $7,571, inventory purchase commitments of $1,984, commitments for advertising campaigns of $2,698, professional and consulting fees of $2,680, and other unrecorded purchase commitments of $19,312.
Other Obligations
We have an outstanding installment obligation of $2,806 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2018. In addition, we have deferred payments related to our other acquisitions of $3,864 in aggregate.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. During the three months ended March 31, 2018, we recognized restructuring charges of $2,331, which included $1,898 of expense related to additional rationalizations within the central and corporate group, which have resulted from changes in our organizational structure subsequent to our decentralization initiative. We also recognized $327 related to our second quarter Vistaprint reorganization and $106 related to our January 2017 restructuring initiative.

During the nine months ended March 31, 2018, we recognized restructuring charges of $14,686, which included $11,782 related to our Vistaprint reorganization for reductions in headcount and other operating costs. These changes simplified operations and more closely aligned functions to increase the speed of execution. We also recognized $1,898 of restructuring charges within the central and corporate group, as well as $819 of expense for the first quarter initiative within our All Other Businesses reportable segment. During the nine months ended March 31, 2018, we recognized changes in estimates of $187 from our January 2017 restructuring initiative.

During three and nine months ended March 31, 2017, we recognized $24,790 and $25,890 of restructuring charges, respectively, related to our January 2017 restructuring initiative, which has been completed.

The following table summarizes the restructuring activity during the nine months ended March 31, 2018:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2017 (1)	$4,602	$208	$4,810
Restructuring Charges (2)	14,595	91	14,686
Cash payments	(14,890)	(216)	(15,106)
Non-cash charges (3)	(1,317)	—	(1,317)
Accrued restructuring liability as of March 31, 2018	$2,990	$83	$3,073
_____________________
(1) Accrued restructuring liability as of June 30, 2017 relates to our restructuring initiative announced in January 2017 and all remaining obligations have been paid as of March 31, 2018.
(2) We do not expect any material charges to be incurred in future periods related to each of these initiatives.
(3) Non-cash charges include acceleration of share-based compensation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated income and revenue growth rates, future profitability and losses, planned investments in our business, expenses, seasonality of certain of our businesses, the impacts of changes in accounting standards, our anticipated effective tax rate, the impact of the U.S. Tax Cuts and Jobs Act, the sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, the impact of our restructuring initiatives, expected operating losses at newer businesses, expected allocations of capital, our expansion into new geographies, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
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
As of March 31, 2018, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses. All Other Businesses segment includes the operations of our Most of World and Corporate Solutions businesses, and the Albumprinter business, through its divestiture on August 31, 2017.
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
Financial Summary
In evaluating the financial condition and operating performance of our business, management focuses on revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and free cash flow. A summary of these key financial metrics for the three and nine months ended March 31, 2018 as compared to the three and nine months ended March 31, 2017 follows:

Third Quarter 2018

•	Reported revenue increased by 16% to $636.1 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 8% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 11%.

•	Operating income increased $58.6 million to $16.6 million.

•	Adjusted net operating profit (a non-GAAP financial measure which we refer to as adjusted NOP) increased $11.5 million to $25.3 million.
Year to Date 2018

•	Reported revenue increased by 25% to $1,961.4 million.

•	Consolidated constant-currency revenue increased by 20% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 11%.

•	Operating income increased $172.0 million to $135.9 million.

•	Adjusted NOP increased $55.6 million to $129.4 million.

•	Cash provided by operating activities increased $21.0 million to $144.6 million.

•	Free cash flow (a non-GAAP financial measure) increased $78.7 million to $116.6 million.
For the third quarter of fiscal 2018, the increase in reported revenue was primarily due to continued growth in our various businesses, as well as positive impacts from currency exchange rate fluctuations. This was partially offset by the loss of Albumprinter revenue as we divested this business as of August 31, 2017. The increase in operating income for the third quarter of fiscal 2018 was primarily due to a reduction in restructuring charges of $22.5 million, as well as the associated operating cost savings of approximately $17.0 million from these activities. In the current period there were no impairment or earn-out related charges, however, we recognized $9.6 million of impairment charges and $4.9 million of earn-out related charges during the three months ended March 31, 2017. In addition, incremental profits from revenue growth and currency benefits contributed to our increased operating income. These increases were partially offset by incremental share-based compensation of $5.6 million for certain equity awards granted in the first quarter of fiscal 2018.
Adjusted NOP increased significantly year over year primarily due to the same reasons as operating income mentioned above, although Adjusted NOP excludes the impact of restructuring charges and acquisition-related charges, and includes realized gains or losses on our currency hedges. The net year-over-year impact of currency on Adjusted NOP was negative for the three months ended March 31, 2018.
Consolidated Results of Operations
Consolidated Revenue
We generate revenue primarily from the sale and shipping of customized manufactured products, and by providing digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
For the three and nine months ended March 31, 2018 and 2017, our reported revenue increased primarily due to continued growth in our Vistaprint business, as well as growth in our National Pen and Upload and Print businesses. Our Most of World and Corporate Solutions businesses continue to grow strongly, but each off small bases. Our reported revenue was negatively impacted by the divestiture of our Albumprinter business, which was completed during the first quarter of fiscal 2018. Currency fluctuations have positively impacted our reported revenue growth for both the three and nine months ended March 31, 2018, as compared to the prior comparative periods.

Our total revenue by reportable segment is shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency revenue growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding divestitures (2)
Vistaprint	$357,606	$322,804	11%	(4)%	7%	—%	7%
Upload and Print	183,768	142,476	29%	(17)%	12%	—%	12%
National Pen	81,545	58,828	39%	(9)%	30%	—%	30%
All Other Businesses (3)	18,865	28,027	(33)%	—%	(33)%	86%	53%
Inter-segment eliminations	(5,715)	(1,550)
Total revenue	$636,069	$550,585	16%	(8)%	8%	3%	11%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency revenue growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding acquisitions/divestitures (2)
Vistaprint	$1,105,557	$990,160	12%	(3)%	9%	—%	9%
Upload and Print	536,685	426,821	26%	(11)%	15%	—%	15%
National Pen	267,360	58,828	354%	(8)%	346%	(316)%	30%
All Other Businesses (3)	67,913	99,410	(32)%	(1)%	(33)%	71%	38%
Inter-segment eliminations	(16,108)	(4,070)
Total revenue	$1,961,407	$1,571,149	25%	(5)%	20%	(9)%	11%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal 2017 acquisitions is excluded from fiscal 2018 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from National Pen, which we acquired on December 30, 2016 in Q2 2017, is excluded from revenue growth in Q1 and Q2 of fiscal 2018 since there are no full quarter results in the comparable periods, but revenue is included in revenue growth for Q3 of fiscal 2018 . Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(3) The All Other Businesses segment includes the revenue of the Albumprinter business until the sale completion date of August 31, 2017. Constant-currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for Albumprinter through the divestiture date.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used to manufacture our products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products we sell. Cost of revenue as a percent of revenue increased during the three months ended March 31, 2018, compared to the prior year period, primarily due to the divestiture of our Albumprinter business which has a higher gross margin than our consolidated gross margin percentage, as well as the increased weight of our Upload and Print portfolio, which as a percentage of revenue has a higher cost of revenue than our Vistaprint and National Pen businesses.

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Cost of revenue	$319,209	$268,482	$963,249	$757,898
% of revenue	50.2%	48.8%	49.1%	48.2%
For the three and nine months ended March 31, 2018 in our Vistaprint business, cost of revenue increased by $17.5 million and $58.0 million, respectively, primarily due to increased production volume, as well as negative impacts from changes in currency exchange rates. Cost of revenue for our Upload and Print businesses increased by $29.6 million and $80.5 million, respectively, primarily driven by revenue growth in our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses, as well as unfavorable currency impacts. For the three months ended March 31, 2018, our National Pen business recognized an $8.9 million increase in costs due to revenue growth across the business and for the nine months ended March 31, 2018, we recognized an additional $86.2 million of costs, primarily due to the timing of our National Pen acquisition and the inclusion of operating results for only part of the prior comparable period.
These increases were partially offset by a decrease in cost of revenue of $7.2 million and $22.2 million, respectively, resulting from the sale of our Albumprinter business, which was completed during the first quarter of fiscal 2018.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Technology and development expense	$61,267	$63,236	(3)%	$182,598	$178,528	2%
% of revenue	9.6%	11.5%		9.3%	11.4%
Marketing and selling expense	$179,591	$167,284	7%	$546,469	$451,310	21%
% of revenue	28.2%	30.4%		27.9%	28.7%
General and administrative expense	$44,103	$45,730	(4)%	$127,869	$150,471	(15)%
% of revenue	6.9%	8.3%		6.5%	9.6%
Amortization of acquired intangible assets	$12,941	$13,450	(4)%	$38,132	$33,542	14%
% of revenue	2.0%	2.4%		1.9%	2.1%
Restructuring expense	$2,331	$24,790	(91)%	$14,686	$25,890	(43)%
% of revenue	0.4%	4.5%		0.7%	1.6%
(Gain) on sale of subsidiaries	$—	$—	—%	$(47,545)	$—	(100)%
% of revenue	—%	—%		(2.4)%	—%
Impairment of goodwill and acquired intangible assets	$—	$9,556	(100)%	$—	$9,556	(100)%
% of revenue	—%	1.7%		—%	0.6%
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
During the three months ended March 31, 2018, technology and development expenses decreased by $2.0 million as compared to the prior comparative period, primarily due to a $2.7 million decrease of costs resulting from the divestiture of our Albumprinter business which was completed during the first quarter of fiscal 2018. We also recognized a decrease in technology and development expenses from cost savings realized as a result of our recent restructuring initiatives. These decreases were partially offset by additional costs related to technology enhancements intended to enable rapid product introduction and improved connection points to the mass customization platform.
During the nine months ended March 31, 2018, technology and development expenses increased by $4.1 million as compared to the prior comparative period, primarily due to our fiscal 2017 acquisition of National Pen, which resulted in $6.5 million of additional expense in the current period, without costs in the entire prior comparable period. We also recognized additional costs related to technology enhancements intended to enable rapid product introduction and improved connection points to the mass customization platform, as well as increased depreciation expense related to past investments in infrastructure-related assets. These increases were partially offset by a decrease in costs of $6.7 million, resulting from the divestiture of our Albumprinter business which was completed during the first quarter of fiscal 2018.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint and National Pen businesses have higher marketing and selling cost structures, as compared to our Upload and Print businesses.
Our marketing and selling expenses increased by $12.3 million and $95.2 million during the three and nine months ended March 31, 2018, respectively, as compared to the prior comparative periods. During the three months ended March 31, 2018, our National Pen business recognized a $10.1 million increase of costs, which were primarily related to a volume increase in direct-mail advertising campaigns, as well as an increase in global online advertising initiatives. For the nine months ended March 31, 2018, we also recognized an additional $70.1 million of costs due to the acquisition of National Pen that was not included in our results for the entire prior comparable period. For the three and nine months ended March 31, 2018, advertising expenses for the remaining businesses increased by $6.3 million and $23.1 million, respectively, which was primarily a result of additional advertising spend in the Vistaprint business. These increases were partially offset by a decrease in costs of $4.4 million and $14.7 million, respectively, due to the sale of our Albumprinter business during the first quarter of fiscal 2018. In addition, internal marketing and customer service costs within the Vistaprint business decreased by $1.4 million and $1.5 million, respectively, primarily related to cost savings resulting from our recent restructuring initiatives.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources, and procurement.
During the three months ended March 31, 2018, general and administrative expenses decreased by $1.6 million, primarily due to the absence of acquisition-related charges of $4.6 million related to the WIRmachenDRUCK earn-out arrangement recognized in the third quarter of fiscal 2017. This decrease was partially offset by an increase in share-based compensation expense of $3.0 million for the three months ended March 31, 2018.
For the nine months ended March 31, 2018, general and administrative expenses decreased by $22.6 million, primarily due to a decrease in acquisition-related charges of $29.5 million in the fiscal 2017 comparable period, as well as cost savings from our recent restructuring actions. These savings were partially offset by an additional $13.2 million of expense from our fiscal 2017 acquisition of National Pen, which did not have a full period of expense in the prior year.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.

Amortization of acquired intangible assets decreased by $0.5 million during the three months ended March 31, 2018, as compared to the prior comparable period, due to the sale of our Albumprinter business during the first quarter of fiscal 2018.
Amortization of acquired intangible assets increased by $4.6 million during the nine months ended March 31, 2018, as compared to the prior comparable period, primarily due to amortization for our fiscal 2017 acquisition of National Pen.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, including employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets.
During the three and nine months ended March 31, 2018, we recognized restructuring expense of $2.3 million and $14.7 million, respectively, primarily for employee-related termination benefits. The restructuring expense during the current periods relates primarily to the reorganization of our Vistaprint business that we announced in November 2017, which resulted in a reduction in headcount and other operating costs. Refer to Note 14 in the accompanying consolidated financial statements for additional details regarding the reorganization.
The restructuring costs of $24.8 million and $25.9 million recognized in each of the three and nine months ended March 31, 2017, respectively, was primarily related to our January 2017 restructuring initiative that we completed during the prior year.
Gain on sale of subsidiaries
During the nine months ended March 31, 2018, we recognized a gain on the sale of our Albumprinter business of $47.5 million, net of transaction costs. The amount of our gain on the sale of Albumprinter was impacted by the partial allocation of goodwill to our Vistaprint business in past periods, as well as minimal carrying value of Albumprinter's acquired intangible assets at the time of the sale and currency impacts. Refer to Note 2 in the accompanying consolidated financial statements for additional details.
Impairment of goodwill and acquired intangible assets
During the third quarter of fiscal 2017, we determined the forecasted cash flows for the Tradeprint business were lower than the initial forecast upon acquisition due to lower operating margins and required investment. As a result we performed a quantitative goodwill analysis that resulted in an impairment loss of $9.6 million during the third quarter of fiscal 2017 related to the goodwill and intangible assets of the business.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
(Losses) gains on derivatives not designated as hedging instruments	$(9,102)	$(817)	$(19,103)	$12,737
Currency-related gains (losses), net	7,519	(6,304)	(7,133)	5,719
Other gains	25	539	634	3,379
Total other (expense) income, net	$(1,558)	$(6,582)	$(25,602)	$21,835
During the three and nine months ended March 31, 2018, we recognized net losses of $1.6 million and $25.6 million, respectively, as compared to net losses of $6.6 million and net gains of $21.8 million, respectively, during the prior comparable periods. The decrease in other (expense) income, net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods as we do not currently apply hedge accounting for most of our derivative currency contracts. We also experienced currency-related losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related (losses) gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
In addition, during the three and nine months ended March 31, 2018, we recognized other gains, which related primarily to insurance recoveries. The gains in the prior comparable periods consisted primarily of gains related to the sale of marketable securities.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net was $12.7 million and $38.3 million for the three and nine months ended March 31, 2018, respectively, compared to $11.6 million and $31.1 million for the three and nine months ended March 31, 2017, respectively. We expect interest expense to be higher this year relative to historical trends as a result of increased capital lease obligations for machinery and equipment; and higher interest rates. Refer to Note 8 in the accompanying consolidated financial statements for additional details regarding our debt arrangements.
Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Income tax expense (benefit)	$4,019	$(17,431)	$19,657	$(7,644)
Effective tax rate	166.3%	29.0%	27.3%	16.9%

Income tax expense for the three and nine months ended March 31, 2018 was higher than the same prior year periods primarily due to pre-tax income for the three and nine months ended March 31, 2018 as compared to pre-tax losses in the comparable periods. Additionally, we recognized tax expense of $4.7 million related to U.S. tax reform recognized in the nine months ended March 31, 2018. We recognize excess tax benefits associated with the vesting or exercise of share based compensation awards as a discrete tax item. During the three and nine months ended March 31, 2018, we recognized excess tax benefits from share based compensation of $1.3 million and $2.8 million, respectively, as compared to $0.1 million and $4.7 million for the comparable prior periods. Excluding the effect of these discrete tax items, we are forecasting a more favorable consolidated annual effective tax rate for fiscal 2018 as compared to fiscal 2017 primarily due to higher forecasted full year pre-tax income as well as a more favorable geographical mix of consolidated earnings. In addition, our effective tax rate is negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act") was signed into law, resulting in significant changes to U.S. tax law for corporations. Our tax balances were adjusted during the quarter ended December 31, 2017 based upon our interpretation of The Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of The Act, changes in assumptions made by

Cimpress, and actions Cimpress may take as a result of The Act. There were no material changes to our tax balances for the three months ended March 31, 2018 as a result of The Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. See Note 9 in our accompanying consolidated financial statements for additional discussion.
Reportable Segment Results
Our segment financial performance is measured based on segment profit (loss) which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$357,606	$322,804	11%	$1,105,557	$990,160	12%
Segment Profit	57,661	37,627	53%	187,605	129,915	44%
% of revenue	16%	12%		17%	13%
Segment Revenue
Vistaprint's reported revenue was positively affected by currency impacts during the three and nine months ended March 31, 2018 of 4% and 3%, respectively, resulting in constant-currency growth of 7% and 9%. The Vistaprint constant-currency growth was due to continued growth in repeat customer bookings, however new customer bookings decreased in the third quarter of fiscal 2018 due in part to reduced advertising spend in certain sales channels.
Segment Profitability
Vistaprint's segment profit increased for the three and nine months ended March 31, 2018 as compared to the prior periods, driven primarily by operating expense savings as a result of our recent restructuring initiatives and incremental gross profits driven by revenue growth. In the current periods, Vistaprint's segment profit was positively influenced by currency movements.
Upload and Print

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$183,768	$142,476	29%	$536,685	$426,821	26%
Segment Profit	17,367	12,983	34%	54,605	43,232	26%
% of revenue	9%	9%		10%	10%
Segment Revenue
Upload and Print's reported revenue was positively affected by currency impacts during the three and nine months ended March 31, 2018 of 17% and 11%, respectively, resulting in constant-currency growth of 12% and 15%. The Upload and Print constant-currency revenue growth was primarily driven by continued growth from our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses. Each of our other Upload and Print businesses continue to grow at varying rates.
Segment Profitability
The increase in segment profit for the three and nine months ended March 31, 2018 as compared to the prior periods was primarily due to incremental gross profits, driven by the revenue growth described above, and operating expense efficiencies in several businesses. Upload and Print segment profit was also positively impacted by currency movements. The gross profit increases were partially offset by planned investments, relating primarily to technology enhancements intended to enable rapid new product introduction and improved connection points to the mass customization platform.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$81,545	$58,828	39%	$267,360	$58,828	354%
Segment Profit (Loss)	355	(3,226)	111%	19,185	(3,226)	695%
% of revenue	—%	n/a		7%	n/a
Segment Revenue
National Pen's reported revenue was positively affected by currency impacts during the three months ended March 31, 2018 of 9%, resulting in constant-currency revenue growth of 30%. The National Pen constant-currency revenue growth is primarily driven by increases across channels and geographies, as we have seen improved marketing performance, increased marketing and prospecting activities, and increased sales to other Cimpress businesses. We expect revenue growth to be lower in future periods, due in part to reduced marketing investments in the prior comparative period that lowered revenues in that period and, therefore, have a positive impact on the current period growth.
For the nine months ended March 31, 2017, our reported revenue growth was 354%, as the comparable period only includes revenue subsequent to our December 30, 2016 acquisition date.
Segment Profitability
Segment profit increased $3.6 million for the three months ended March 31, 2018, driven by the revenue growth described above, as well as cost savings from post-acquisition synergies. These increases were partially offset by increased customer prospecting activities, as well as planned technology investments. Segment profit increased $22.4 million for the nine months ended March 31, 2018, due to the prior comparable period including only a partial period of results, as well as revenue growth during the third quarter of fiscal 2018.
All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$18,865	$28,027	(33)%	$67,913	$99,410	(32)%
Segment Loss	(9,342)	(10,085)	7%	(25,459)	(21,944)	(16)%
% of revenue	(50)%	(36)%		(37)%	(22)%
Segment Revenue
The All Other Businesses segment revenue decline was caused by the divestiture of our Albumprinter business, which we completed on August 31, 2017. Our constant-currency growth, excluding the impacts of our Albumprinter business, was 53% and 38%, respectively, for the three and nine months ended March 31, 2018, as compared to the prior periods, driven by continued growth in our Most of World businesses, as well as growth in our Corporate Solutions business.
Segment Profitability
The segment loss decreased for the three months ended March 31, 2018, as compared to the prior period, primarily due to volume absorption and advertising spend efficiencies in our Most of World businesses, partially offset by the divestiture of our Albumprinter business whose contribution to segment loss in the prior period was profit of $0.5 million.

The increase in segment loss for the nine months ended March 31, 2018, as compared to the prior periods, is primarily due to our first quarter fiscal 2018 divestiture of our Albumprinter business whose contribution to segment loss in the prior period was $3.4 million more than in the current period, as well as additional investments in our Corporate Solutions business.
Corporate Solutions remains early in building foundations for new growth opportunities. Our multiple Most of World businesses also continue to grow strongly, but each off small bases. Our objective for each of these young businesses remains the same: to build foundations in large and potentially long-term attractive markets. In all of these businesses we continue to operate at a significant operating loss as previously described and as planned, and we expect to continue to do so in the next several years.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

In thousands	Nine Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$144,633	$123,644
Net cash provided by (used in) investing activities	13,979	(277,506)
Net cash (used in) provided by financing activities	(152,164)	123,116
At March 31, 2018, we had $49.9 million of cash and cash equivalents and $820.2 million of outstanding debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and outstanding debt levels to fluctuate over time depending on our working capital needs, as well as our organic investment, share repurchase and acquisition activity. The cash flows during the nine months ended March 31, 2018 related primarily to the following items:
Cash inflows:

•	Net income of $52.4 million

•
Adjustments for non-cash items of $122.1 million primarily related to positive adjustments for depreciation and amortization of $127.1 million, share-based compensation costs of $33.7 million, unrealized currency-related losses of $14.5 million, and the change of our contingent earn-out liability of $1.8 million partially offset by negative adjustments for our gain on the sale of our Albumprinter business of $47.5 million and non-cash tax related items of $9.6 million

•	Proceeds from the sale of our Albumprinter business of $93.8 million, net of transaction costs

•	Proceeds from the sale of a noncontrolling interest related to our WIRmachenDRUCK business of $35.4 million

•	Proceeds from the issuance of ordinary shares from the exercise of share options of $11.5 million

•	Excluding the impact of the earn-out payments described in the cash outflows section below, the changes in operating assets and liabilities were a source of cash during the period.
Cash outflows:

•	Purchases of our ordinary shares of $94.7 million

•	Payments of debt and debt issuance costs of $68.9 million, net of proceeds

•
Payments of acquisition-related earn-outs of $51.3 million, primarily for our WIRmachenDRUCK acquisition. The portion of the earn-out payment contingent upon employment, as well as the contingent consideration payment in excess of acquisition date fair value, is $49.2 million and presented within operating activities. The remaining $2.1 million cash outflow representing the purchase consideration included in the acquisition date fair value is a financing activity.

•
Capital expenditures of $47.4 million of which the majority of these assets were related to the purchase of manufacturing and automation equipment for our production facilities, and computer and office equipment

•	Internal costs for software and website development that we have capitalized of $29.5 million

•	Issuance of loans of $16.5 million to two equity holders of our Printi business (refer to Note 11 for additional details)

•	Payments for capital lease arrangements of $13.8 million

•	Payments of withholding taxes in connection with share awards of $3.1 million
Additional Liquidity and Capital Resources Information. During the three and nine months ended March 31, 2018, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of March 31, 2018, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $28.2 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
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
As of March 31, 2018, we had aggregate loan commitments from our senior secured credit facility totaling $1,033.8 million. The loan commitments consisted of revolving loans of $745.0 million and term loans of $288.8 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2018, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands	March 31, 2018
Maximum aggregate available for borrowing	$1,033,750
Outstanding borrowings of senior secured credit facilities	(537,276)
Remaining amount	496,474
Limitations to borrowing due to debt covenants and other obligations (1)	(57,868)
Amount available for borrowing as of March 31, 2018 (2)	$438,606
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
Our credit agreement and senior unsecured notes indenture also contain customary representations, warranties and events of default. As of March 31, 2018, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired through our various acquisitions. As of March 31, 2018 we had $7.9 million outstanding for other debt payable through September 2024.
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

•	Purchases of our ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt

Contractual Obligations
Contractual obligations at March 31, 2018 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$58,037	$17,063	$24,939	$8,592	$7,443
Build-to-suit lease	99,298	12,569	25,139	23,803	37,787
Purchase commitments	55,245	35,486	19,759	—	—
Senior unsecured notes and interest payments	361,625	19,250	38,500	303,875	—
Other debt and interest payments	632,047	49,487	106,846	473,137	2,577
Capital leases	32,111	11,770	14,264	3,504	2,573
Other	6,670	2,998	3,209	463	—
Total (1)	$1,245,033	$148,623	$232,656	$813,374	$50,380
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.9 million as of March 31, 2018 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $58.0 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $3.0 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 2 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At March 31, 2018, we had unrecorded commitments under contract of $55.2 million. Purchase commitments consisted of third-party web services of $21.0 million, production and computer equipment purchases of approximately $7.6 million, inventory purchase commitments of $2.0 million, commitments for advertising campaigns of $2.7 million, commitments for professional and consulting fees of $2.7 million, and other unrecorded purchase commitments of $19.3 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2022 bear interest at a rate of 7.0% per annum and mature on April 1, 2022. Interest on the notes is payable semi-annually on April 1 and October 1 of each year and has been included in the table above.
Other debt and interest payments. At March 31, 2018, the term loans of $288.8 million outstanding under our credit agreement have repayments due on various dates through July 13, 2022, with the revolving loans outstanding of $248.5 million due on July 13, 2022. Interest payable included in this table is based on the interest rate as of March 31, 2018 and assumes all revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of March 31, 2018 we had $7.9 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2018, is $35.3 million, net of accumulated depreciation of $36.0 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2018 amounts to $32.0 million.

Other Obligations. Other obligations include the following:

•	Deferred payments related to previous acquisitions of $3.9 million in the aggregate.

•
Installment obligation of $2.8 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2018.

Additional Non-GAAP Financial Measures
Adjusted net operating profit (NOP) and free cash flow presented below are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. During the first quarter of fiscal 2018, we removed the cash tax attributable to the current period portion of our consolidated NOP measure as management no longer uses this metric. Adjusted NOP is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense and restructuring charges. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in Adjusted NOP.
Adjusted NOP is the primary metric by which we measure our consolidated financial performance and is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, as we have become more acquisitive over recent years we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for our currency forward contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
Beginning in the first quarter of fiscal 2018, we included free cash flow as a non-GAAP financial measure, which management uses to assess the cash flow generation of the company. Free cash flow is defined as net cash provided by operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs, plus payment of contingent consideration in excess of acquisition-date fair value and gains on proceeds from insurance, if any.

The table below sets forth operating income and Adjusted net operating profit for each of the three and nine months ended March 31, 2018 and 2017:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
GAAP operating income	$16,627	$(41,943)	$135,949	$(36,046)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	13,030	13,508	38,330	33,740
Earn-out related charges (1)	—	4,882	2,391	28,139
Share-based compensation related to investment consideration	—	375	1,047	5,079
Certain impairments (2)	—	9,556	—	9,556
Restructuring related charges	2,331	24,790	14,686	25,890
Less: Interest expense associated with Waltham, MA lease	(1,838)	(1,897)	(5,645)	(5,823)
Less: Gains on the purchase or sale of subsidiaries (3)	—	—	(48,380)	—
Include: Realized (losses) gains on certain currency derivatives not included in operating income	(4,811)	4,591	(8,958)	13,318
Adjusted net operating profit	$25,339	$13,862	$129,420	$73,853
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other".
(3) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the nine months ended March 31, 2018.

The table below sets forth net cash provided by operating activities and free cash flow for each of the nine months ended March 31, 2018 and 2017:

In thousands	Nine Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$144,633	$123,644
Purchases of property, plant and equipment	(47,441)	(56,916)
Purchases of intangible assets not related to acquisitions	(308)	(110)
Capitalization of software and website development costs	(29,476)	(28,678)
Payment of contingent consideration in excess of acquisition-date fair value (1)	49,241	—
Free cash flow	$116,649	$37,940
_________________
(1) Includes a portion of the earn-out payment that is presented within net cash provided by operating activities as part of the change in accrued expenses and other liabilities. This portion of the earn-out was deemed to be a compensation arrangement since it included an employment-related contingency.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of March 31, 2018, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2018, we had $537.3 million of variable rate debt and $2.8 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $4.0 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:

•
Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income and non-GAAP financial metrics, such as adjusted EBITDA.

Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent adjusted EBITDA in order to protect our debt covenants. Since adjusted EBITDA excludes non-cash items such as depreciation and amortization that are included in net income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach. Our most significant net currency exposures by volume are in the Euro and British Pound.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $52.2 million and $31.0 million on our income before income taxes for the three months ended March 31, 2018 and 2017, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We manage our business for long-term results, and our quarterly and annual financial results often fluctuate, which may lead to volatility in our share price.

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our two uppermost objectives (leadership in mass customization and maximizing intrinsic value per share) even at the expense of shorter-term results and generally do not manage our business to maximize current period financial results, including our GAAP net income and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•	investments in our business in the current period intended to generate longer-term returns, where the shorter-term costs will not be offset by revenue or cost savings until future periods, if at all;

•	seasonality-driven or other variations in the demand for our products and services, in particular during our second fiscal quarter;

•	currency and interest rate fluctuations, which affect our revenues, costs, and fair value of our assets and liabilities;

•	our hedging activity;

•	our ability to attract and retain customers and generate purchases;

•	shifts in revenue mix toward less profitable products and brands;

•	the commencement or termination of agreements with our strategic partners, suppliers, and others;

•	our ability to manage our production, fulfillment, and support operations;

•	costs to produce and deliver our products and provide our services, including the effects of inflation;

•	our pricing and marketing strategies and those of our competitors;

•	expenses and charges related to our compensation arrangements with our executives and employees;

•	costs and charges resulting from litigation;

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products;

•	changes in our income tax rate;

•	costs to acquire businesses or integrate our acquired businesses;

•	financing costs;

•	impairments of our tangible and intangible assets including goodwill; and

•	the results of our minority investments and joint ventures.

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

Our hedging activity could negatively impact our results of operations, cash flows, or leverage.

We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Also, our hedging objectives may be targeted at improving our non-GAAP financial metrics, which could result in increased volatility in our GAAP results. Since some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries, the gains or losses on those hedges could be recognized before the offsetting exposure materializes to offset them. This could result in our having to borrow to settle a loss on a derivative without an offsetting cash inflow, potentially causing volatility in our cash or debt balances and therefore our leverage.

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. Our information systems and those of third parties with which we share information are vulnerable to an increasing threat of cyber security risks, including physical and electronic break-ins, computer viruses, and phishing and other social engineering scams, among other risks. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

•	damage our reputation and brands;

•	expose us to losses, remediation costs, litigation, enforcement actions, and possible liability;

•	result in a failure to comply with legal and industry privacy regulations and standards;

•	lead to the misuse of our and our customers' confidential or personal information;

•	cause interruptions in our operations; and

•	cause us to lose revenue if existing and potential customers believe that their personal and payment information may not be safe with us.

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

As of March 31, 2018, our total debt was $820.2 million, made up of $275.0 million of senior notes, $537.3 million of loan obligations under our credit facility and $7.9 million of other debt. We had unused commitments of $494.2 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of March 31, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $4.0 million over the next 12 months.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 14, 2019. The following table outlines the purchase of our ordinary shares during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
January 1, 2018 through January 31, 2018	321,113	$123.23	442,557	5,857,443
February 1, 2018 through February 28, 2018	—	—	—	5,857,443
March 1, 2018 through March 31, 2018	—	—	—	5,857,443
Total	321,113	$123.23	442,557	5,857,443
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
May 3, 2018                     Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)