Form 10-K
period 2018-06-30
CIMPRESS N.V.
filed 2018-08-10
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $3.21 billion on December 31, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 6, 2018, there were 30,885,642 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2018. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2018

PART I
Item 1. Business
Overview & Strategy
Cimpress is a strategically-focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, packaging, apparel and other categories. Mass customization is a core element of the business model of each Cimpress business. Stan Davis, in his 1987 strategy manifesto “Future Perfect” coined the term mass customization to describe “generating an infinite variety of goods and services, uniquely tailored to customers”. In 2001, Tseng & Jiao defined mass customization as “producing goods and services to meet individual customers’ needs with near mass production efficiency”. We discuss mass customization in more detail further below.
We have grown substantially over the past decade, from $0.4 billion in fiscal year 2008 revenue to $2.6 billion in fiscal year 2018 revenue, and as we have grown we have achieved important benefits of scale. However, we also believe it is critical for us to “stay small as we get big”. By this we mean that we need to serve customers, act and compete with focus, nimbleness and speed that is typical of smaller, entrepreneurial firms but often not typical of larger firms. This is because we face intense competition across all our businesses and we must constantly and rapidly improve the value we deliver to customers. To stay small as we get big, our strategy calls for us to pursue a deeply decentralized organizational structure which delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses.
Specifically, our strategy is to invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
This decentralized structure is beneficial in many ways. We believe that, in comparison to a more centralized structure, decentralization enables our businesses to be more customer focused, to make better decisions faster, to manage a holistic cross-functional value chain required to serve customers well, to be more agile, to be held more accountable for driving investment returns, and to understand where we are successful and where we are not. In addition to these operational benefits, our decentralization has also enabled us to take significant complexity and cost out of our business in comparison to our previous centralized structure.
The select few shared strategic capabilities into which we invest include our (1) mass customization platform, (2) talent infrastructure in India, (3) central procurement of large-scale capital equipment, shipping services and major categories of our raw materials, and (4) peer-to-peer knowledge sharing between our businesses. We encourage each of our businesses to leverage these capabilities, but each business is free to choose whether or not to use these services. This optionality, we believe, creates healthy pressure on the central teams who provide such services to deliver compelling value to our businesses.
We limit all other central activities to only those which must be performed centrally. Out of more than12,000 employees we have fewer than 80 that work in central activities that fall into this category, which includes tax, treasury, audit, general counsel, corporate communications, compliance, information security, investor relations, capital allocation and the functions of our CEO and CFO. We seek to avoid bureaucratic behavior in the corporate center.

Our Uppermost Financial Objective

Our uppermost financial objective is to maximize our intrinsic value per share. We define intrinsic value per share as (a) the unlevered free cash flow per share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per share. We define unlevered free cash flow as free cash flow plus interest expense related to borrowings.

This financial objective is inherently long-term in nature. Thus an explicit outcome of this is that we accept fluctuations in our financial metrics as we make investments that we believe will deliver attractive long-term returns on investment.

We ask investors and potential investors in Cimpress to understand our uppermost financial objective by which we endeavor to make all financially evaluated decisions. We often make decisions in service of this priority that could be considered non-optimal were they to be evaluated based on other financial criteria such as (but not limited to) near- and mid-term operating income, net income, EPS, Adjusted Net Operating Profit (Adjusted NOP), Adjusted EBITDA, and cash flow.

Mass Customization

Mass customization is a business model that allows companies to deliver major improvements to customer value across a wide variety of customized product categories. Companies that master mass customization can automatically direct high volumes of orders into smaller streams of homogeneous orders that are then sent to specialized production lines. If done with structured data flows and the digitization of the configuration and manufacturing processes, setup costs become very small, and small volume orders become economically feasible.

Mass Customization Breaks the Traditional Tradeoff That Was Required Between Cost and Volume

Custom Made
Unit Cost
Mass Produced
Mass Customized
Volume Produced of a Given Product

          The chart illustrates this concept. The horizontal axis represents the volume of production of a given product; the vertical axis represents the cost of producing one unit of that product. Traditionally, the only way to manufacture at a low unit cost was to produce a large volume of that product: mass-produced products fall in the lower right hand corner of the chart. Custom-made products (i.e., those produced in small volumes for a very specific purpose) historically incurred very high unit costs: they fall in the upper left-hand side of the chart.

Mass customization breaks this trade off, enabling low-volume, low-cost production of individually unique products. Very importantly, relative to traditional alternatives mass customization creates value in many ways, not just lower cost. Other advantages can include faster production, greater personal relevance, elimination of obsolete stock, better design, flexible shipping options, more product choice, and higher quality.

Mass customization delivers a breakthrough in customer value particularly well in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is limited value to a sign that is the same as is used by many other companies: the business owner needs to describe what is unique about his or her business. Likewise, a photo mug is more personally relevant if it shows pictures of someone’s own friends and family. Before mass customization, producing a high quality custom product required high per-order setup costs, so it simply was not economical to produce a customized product in low quantities.

We believe that the business cards sold by our Vistaprint business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vistaprint to design and procure aesthetically pleasing, high-quality, quickly-delivered and low-priced business cards. The Vistaprint production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Customers have very extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments and significant capital. Business cards is a mature market that, at the overall market level, has experienced continual declines over the past two decades. Yet, for Vistaprint, this remains a growing category and is highly profitable, thus provides an example of the power of mass customization. Even though we do not expect many other products to reach this extreme level of automation, we do currently produce many other product categories (such as flyers, brochures, signage, mugs, calendars, pens, t-shirts, hats, embroidered soft goods, rubber stamps, photobooks, labels and holiday cards) via analogous methods whose volume and processes are well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable and growing revenue stream.
Market and Industry Background
Mass Customization Opportunity
Mass customization is not a market itself, but rather a competitive strategy that can be applied across many markets such as the following:

Product:	Geography:	Customer:
- Small format printing	- North America	- Businesses (micro, small, medium,
- Large format printing	- Europe	large)
- Promotional products and gifts	- Australia/New Zealand	- Graphic designers, resellers, printers
- Decorated apparel	- South America	- Traditional providers who choose to
- Packaging	- Asia Pacific	outsource these products
- Photo merchandise		- Teams, associations and groups
- Invitations and announcements		- Consumers (home and family)

Large traditional markets undergoing disruptive innovation
The products, geographies and customer applications listed above constitute a large market opportunity that is highly fragmented. We believe that the vast majority of the markets to which mass customization could apply are still served by traditional business models that force customers either to produce in large quantities per order or to pay a high price per unit.
We believe that these large and fragmented markets are moving away from small traditional suppliers that employ job shop business models to fulfill a relatively small number of customer orders and toward businesses such as those owned by Cimpress that aggregate a relatively large number of orders and fulfill them via a focused supply chain and production capabilities at relatively high volumes, thereby achieving the benefits of mass customization. We believe we are early in the process of what will be a multi-decade shift from job-shop business models to mass customization.
Cimpress’ current revenue represents a very small fraction of this market opportunity. We believe that Cimpress and competitors who have built their business around a mass customization model are “disruptive innovators” to these large markets because we enable small-volume production of personalized, high-quality products at an affordable price. Disruptive innovation, a term coined by Harvard Business School professor Clayton Christensen, describes a process by which a product or service takes root initially in simple applications at the bottom of a market (such as free business cards for the most price sensitive of micro-businesses or low-quality white t-shirts) and then moves up market, eventually displacing established competitors (such as those in the markets mentioned above).
We believe that a large opportunity exists for major markets to shift to a mass customization paradigm and, even though we are largely decentralized, the select few shared strategic capabilities into which we centrally invest provide a significant scale-based competitive advantage for Cimpress.
We believe this opportunity to deliver substantially better customer value and to therefore disrupt very large traditional industries can translate into tremendous future opportunity for Cimpress. Until approximately our fiscal year 2012, we focused primarily on a narrow set of customers within the list above (highly price-sensitive and discount-driven micro businesses and consumers) with a very limited product offering. Through acquisitions and via significant investments in our Vistaprint business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types.
As we continue to evolve and grow Cimpress, our understanding of these markets and their relative attractiveness is also evolving. Our expansion of product breadth and depth as well as new geographic markets has significantly increased the size of our addressable market opportunity. We base our market size and attractiveness estimates upon considerable research and analysis; however, our estimates are only approximate. Despite the imprecise nature of our estimates, we believe that our understanding is directionally correct and that we operate in an enormous aggregate market with significant opportunity for Cimpress to grow should we be successful in delivering a differentiated and attractive value proposition to customers.
Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America and Europe and at least $150 billion annually if you include other geographies and consumer products:

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
Our Businesses
Cimpress businesses include those we developed organically (Vistaprint, Vistaprint Corporate Solutions, Vistaprint India) plus previously independent businesses either that we have fully acquired or in which we have a majority equity stake. Prior to its acquisition, each of our acquired companies pursued business models that embodied the principles of mass customization. In other words, each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and produced via relatively standardized, homogeneous production processes, at prices lower than those charged by traditional producers.
Our businesses collectively operate across North America and Europe, as well as in India, Japan, Brazil, China and Australia. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a completely self-service basis or with varying levels of assistance. Some of our businesses also use offline techniques to acquire customers (e.g., mail order, telesales). The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, decorated apparel, promotional products and gifts, packaging, textiles and magazines and catalogs.
The majority of our revenue is driven by standardized processes and enabled by software. We endeavor to design these processes and technologies to readily scale as the number of orders received per day increases. In particular, the more individual jobs we receive in a given time period, the more efficiently we can sort and route jobs with homogeneous production processes to given nodes of our internal production systems or of our third-party supply chain. This sortation and subsequent process automation improves production efficiency. We believe that our strategy of systematizing our service and production systems enables us to deliver value to customers much more effectively than traditional competitors.
Our businesses operate production facilities in Australia, Austria, Brazil, Canada, China, France, India, Ireland, Italy, Japan, Mexico, the Netherlands, the United Kingdom and the United States. We also work extensively with several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to drive reduced inventory and working capital as well as faster delivery to customers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.

We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long tail product in question; thus, our relative efficiency gains remain substantial. For this type of long-tail production, we rely heavily on third-party fulfillment partnerships, which allow us to offer a very diverse set of products. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus just a few hundred at Vistaprint traditionally. This deep and broad product offering is important to many customers.
Our businesses are currently organized into the following four reportable segments:

1.	Vistaprint:

Consists of the operations of our Vistaprint-branded websites in North America, Europe, Australia and New Zealand. This business also includes our Webs business, which is managed with the Vistaprint Digital business.

Our Vistaprint business helps more than 17 million micro businesses (companies with fewer than 10 employees) create attractive, professional-quality marketing products at affordable prices and at low volumes.

2.	Upload and Print:

Consists of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses.
These Cimpress businesses focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skill sets.

3.	National Pen:

Consists of our National Pen business and a few smaller brands operated by National Pen that are focused on customized writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses.

National Pen serves more than a million small businesses annually across more than 20 countries. Marketing methods are typically direct mail and telesales, as well as a small yet growing e-commerce site.

4.	All Other Businesses:
Consists of multiple small, rapidly evolving early-stage businesses by which Cimpress is expanding to new markets. These businesses have been combined into one reportable segment based on materiality, the fact that they are early-stage businesses subject to high degrees of risk, and our expectation that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Although not a comprehensive list, our All Other Businesses reportable segment includes the following:

Vistaprint Corporate Solutions serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses.

As the online printing leader in Brazil, Printi offers a superior customer experience with transparent and attractive pricing, reliable service and quality. Printi is also expanding into the U.S. market.

India
Vistaprint India operates a derivative of the Vistaprint business model, albeit with higher service levels and quality, fully domestic-Indian content, pricing that is a slight premium to many traditional offline alternatives, and almost no discounting.

Japan
Vistaprint Japan operates a derivative of the Vistaprint business model with a differentiated position relative to competitors who tend to focus on upload and print, not the self-service, micro-business customer which Vistaprint Japan serves.

Central Procurement
Given the scale of purchasing that happens across Cimpress’ businesses, there is significant value to coordinating our negotiations and purchasing to gain the benefit of scale. Our central procurement team negotiates and manages Cimpress-wide contracts for large-scale capital equipment, shipping services and major categories of raw materials (e.g., paper, plates, ink, etc.).
We are focused on achieving the lowest total cost in our strategic sourcing efforts by concentrating on quality, logistics, technology and cost, while also striving to use responsible sourcing practices within our supply chain. Our efforts include the procurement of high-quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations, with an increasing focus on supplier compliance with our sustainable paper procurement policy as well as our Supplier Code of Conduct. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure.
Technology
Our businesses typically rely on advanced proprietary technology to attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to aggregate and produce multiple orders in standardized, scalable processes. Technology is core to our competitive advantage, as without it our businesses would not be able to produce custom orders in small quantities while achieving the economics that are more analogous to mass-produced items.
We are building and using our mass customization platform (“MCP”) which is a cloud-based collection of software services, APIs, web applications and related technology offerings that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, can leverage different combinations of MCP services, depending on what capabilities they need to complement their business-specific technology. MCP is a multi-year investment that remains in its early stages, however many of our businesses are leveraging some of the technologies that have already been developed and/or shared by other businesses. The capabilities that are available in the mass customization platform today include customer-facing technologies, such as those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the mass customization platform include improved speed to market for new product introduction, reduction in fulfillment costs, and improvement of product delivery or geographic expansion. Over time, we believe we can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings and shared technology development costs.
We intend to continue developing and enhancing our MCP-based customer-facing and manufacturing, supply chain and logistics technologies and processes. We develop our MCP technology centrally, typically at our offices in Switzerland, India, the Netherlands, the Czech Republic and the United States.
We also have software and production engineering capabilities in each of our businesses. Our businesses are constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering improvements in areas like automation, lean manufacturing, choice of equipment, product manufacturability, materials science, process control and color control.
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges from significant to light, depending on their specific needs. Over the past few years, an increasing number of our businesses have begun to modernize and modularize their business-specific technology to enable them to launch more new products faster, provide a better customer experience, more easily connect to our mass customization platform technologies, and to leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as a shopping cart or customer reviews, which are areas that we can benefit from providing a more e-commerce standard experience, and better leverage engineering resources to focus on technologies from which we derive competitive advantage.
In our central Cimpress Technology team and in an increasing number of our decentralized businesses, we have adopted an agile, micro-services-based approach to technology development that enables multiple businesses or use cases to leverage this API technology regardless of where it was originally developed. We believe this development approach can help our businesses serve customers and scale operations more rapidly than could have been done as an individual business outside Cimpress.
Competition
The markets for the products our businesses produce and sell are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We have very low market share relative to the total. Within this highly competitive context, our businesses compete on the basis of breadth and depth of product offerings; price; convenience; quality; technology; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer a broad selection of high-quality products as well as related services at low price points and in doing so, offer our customers an attractive value proposition. Our current competition includes a combination of the following:

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
As we expand our geographic reach, product and service portfolio and customer base, our competition increases. Our geographic expansion creates competition with companies that have a multi-national presence as well as experienced local firms that have an excellent understanding of customer needs specific to each country. Product offerings such as photo products, packaging, websites, email marketing, signage, apparel and promotional products have resulted in new competition as we entered those markets. We encounter competition from large retailers offering a wide breadth of products and highly focused companies specializing in a subset of our customers or product offerings. Given the state of maturity of the online mass customization market, we believe that in aggregate, offline providers remain our biggest competition.
Barriers to entry have been lowered in many of our markets, and new players have entered the mass customization space, enabled by asset-light models, software-driven print-fulfillment platforms, innovation in production technology, and/or benefits of an intense focus on a niche product or geographic market. We believe that the long-term leaders in terms of transforming these markets via mass customization will be the companies that are innovative and agile, but also bring significant scale-based advantages to drive value to customers in the form of product selection, quality and cost, as well as service.
Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:

•
Environmental - We regularly evaluate ways to minimize the impact of our operations on the environment. In terms of combating CO2 pollution, we have established and centrally fund a company-wide carbon emissions reduction program to lower emissions at a rate in line with - or better than - science-based targets established in 2015 at the United Nations Global Change Conference (COP21 “Paris Climate Accord”). Our plan includes investments in energy-reducing infrastructure and equipment and renewable energy sourcing. In 2017 we reduced our carbon intensity per million USD of revenue by 12% and we seek to make further improvements each year going forward for the foreseeable future.

In terms of responsible forestry, we have converted the vast majority of the paper we print on in our Cimpress owned production facilities to the leading certification of responsible forestry practices. This certification confirms that the paper we print on comes from responsibly managed forests that meet high environmental and social standards.

•
Fair labor practices - We make recruiting, retention, and other performance management related decisions based solely on merit and other organizational needs and considerations, such as an individual’s ability to do their job with excellence and in alignment with the company’s strategic and operational objectives. We do not tolerate discrimination on any basis protected by human rights laws or anti-discrimination regulations, and we strive to do more in this regard than the law requires. We are committed to a work environment where team members are treated with respect and fairness. We value individual differences, unique perspectives and the distinct contributions that each one of us can make to the company.

•
Team member health and safety - We do not tolerate unsafe conditions that may endanger team members or other parties. We require training on – and compliance with – safe work practices and procedures at all manufacturing facilities to ensure the safety of team members and visitors to our plant floors.

•
Ethical supply chain - It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. Each Cimpress business seeks to ensure its supply chain does not allow for unacceptable practices such as environmental crimes, child labor, slavery or unsafe working conditions.

More information can be found at www.cimpress.com in our Corporate Social Responsibility section, including links to reports and documents such as our supplier code of conduct, compliance with the UK anti-slavery act and our supply chain transparency disclosure.
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, trademarks and contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to, and distribution of, our proprietary information. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, and copyrights. Additionally, we have filed U.S. and international patent applications for certain of our proprietary technology.
Additional information regarding the risks associated with our intellectual property is contained in “Item 1A. Risk Factors” of this Form 10-K.

Business Segment and Geographic Information
For information about our reporting segments and geographic information about our revenues, segment profit and long-lived assets, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 16 — Segment Information” and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The descriptions of our business, products, and markets in this section apply to all of our operating segments.
Seasonality
Our profitability has historically been highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, photo books, and personalized gifts.
Operating income during the second fiscal quarter represented 46% and 86% of annual operating income in the years ended June 30, 2018 and 2016, respectively. During the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter during the year. Our National Pen business, which we acquired on December 30, 2017, is highly seasonal and we expect their second quarter to include the majority of the profits generated in the fiscal year.
Employees
As of June 30, 2018, we had approximately 10,800 full-time and approximately 1,200 temporary employees worldwide.
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

We may not achieve our long-term objectives, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include the following, among others:

•	our failure to adequately execute our strategy or anticipate and overcome obstacles to achieving our strategic goals

•	our failure to develop our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantage we expect

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations

•
our failure to acquire, at a value-accretive price or at all, businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business

•	our inability to purchase or develop technologies and other key assets and capabilities to increase our efficiency, enhance our competitive advantage, and scale our operations

•	our failure to realize the anticipated benefits of the decentralization of our operations

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers

•	our failure to address inefficiencies and performance issues in some of our businesses and markets

•	our failure to sustain growth in relatively mature markets

•	our failure to promote, strengthen, and protect our brands

•	our failure to effectively manage competition and overlap within our brand portfolio

•	the failure of our current and new marketing channels to attract customers

•	our failure to realize expected returns on our capital allocation decisions

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth

•	general economic conditions
If our strategy is not successful, then our revenue, earnings, cash flows and value may not grow as anticipated, be negatively impacted, or decline, our reputation and brands may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.

Purchasers of customized products may not choose to shop online, which would limit our acquisition of new customers that are necessary to the success of our business.

We sell most of our products and services through the Internet. Because the online market for most of our products and services is not mature, our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us online include the following:

•	concerns about buying customized products without face-to-face interaction with design or sales personnel

•	the inability to physically handle and examine product samples before making a purchase

•	delivery time associated with Internet orders

•	concerns about the security of online transactions and the privacy of personal information

•	delayed or lost shipments or shipments of incorrect or damaged products

•	a desire to support and buy from local businesses

•	limited access to the Internet

•	the inconvenience associated with returning or exchanging purchased items

In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablets and that our website visits using traditional computers may decline. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints. If our customers and potential customers have difficulty accessing and using our websites and technologies, then our revenue could decline.

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

Our revenues and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results and do not manage our business to maximize current period reported financial results, including our GAAP net income and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•
investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all;

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

Some of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to, or may not choose to, adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares may decline.
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

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands, any of which could have an adverse effect on our business. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer and data protection. For example, the recent General Data Protection Regulation in Europe includes operational and compliance requirements that are different than those previously in place and also includes significant penalties for non-compliance. Complying with these varying and changing requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

Our acquisitions and strategic investments may fail to achieve our goals.

An acquisition, minority investment, or joint venture may fail to achieve our goals and expectations for a number of reasons including the following:

•	The business we acquired or invested in may not perform as well as we expected.

•	We may overpay for acquired businesses, which can, among other things, negatively affect our intrinsic value per share.

•	We may fail to integrate acquired businesses, technologies, services, or internal systems effectively, or the integration may be more expensive or take more time than we anticipated.

•	The management of our minority investments and joint ventures may be more expensive or may take more resources than we expected.

•	We may not realize the anticipated benefits of integrating acquired businesses into our mass customization platform.

•	We may encounter cultural or language challenges in integrating an acquired business or managing our minority investment in a business.

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

In addition, the accounting for our acquisitions and minority investments requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, which can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn out based on performance targets for the acquired companies or enter into obligations or options to purchase non-controlling interests in our minority investments, which can be difficult to forecast. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn outs or future purchase obligations, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations.

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
If we are unable to attract new and repeat customers in a cost-effective manner, our business and results of operations could be harmed.
Our success depends on our ability to attract new and repeat customers in a cost-effective manner. We rely on a variety of methods to do this including drawing visitors to our websites, promoting our products and services through search engines such as Google, Bing, and Yahoo!, email, direct mail, advertising banners and other online links, broadcast media, telesales and word-of-mouth customer referrals. If the search engines on which we rely modify their algorithms, terminate their relationships with us, or increase the prices at which we may purchase listings, our costs could increase, and fewer customers may click through to our websites. If links to our websites are not displayed prominently in online search results, if fewer customers click through to our websites, if our direct mail marketing campaigns are not effective, or if the costs of attracting customers using any of our current methods significantly increase, then our ability to efficiently attract new and repeat customers would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, the National Pen business we acquired in December 2016 has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented 46% and 86% of annual operating income in the years ended June 30, 2018 and 2016, respectively, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Our businesses face risks related to interruption of our operations and lack of redundancy.

Our businesses' production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and our businesses do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because our businesses are dependent in part on third parties for the implementation and maintenance of certain aspects of their communications and production systems, they may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of their control. Some of the events that could cause interruptions in our businesses' operations or systems are the following, among others:

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

Any interruptions to our businesses' systems or operations could result in lost revenue, increased costs, negative publicity, damage to our businesses' reputation and brands, and an adverse effect on our business and results of operations. Building redundancies into our businesses' infrastructure, systems, and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of their business increases with no assurance that their revenues will increase.

We face intense competition, and we expect our competition to continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies continues to change as new e-commerce businesses are introduced and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Current and potential competitors include the following (in no particular order):

•	traditional offline suppliers and graphic design providers

•	online printing and graphic design companies

•	office superstores, drug store chains, food retailers, and other major retailers targeting small business and consumer markets

•	wholesale printers

•	self-service desktop design and publishing using personal computer software

•	email marketing services companies

•	website design and hosting companies

•	suppliers of customized apparel, promotional products, gifts, and packaging

•	online photo product companies

•	Internet retailers

•	online providers of custom printing services that outsource production to third party printers

•	providers of digital marketing such as social media and local search directories

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

Our senior secured credit facility, which we refer to as our credit facility, and the indenture that governs our 7.0% senior unsecured notes due 2026, which we refer to as our senior notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

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

As of June 30, 2018, our total debt was $839.4 million, made up of $400.0 million of senior notes, $432.4 million of loan obligations under our credit facility and $7.0 million of other debt. We had unused commitments of $689.7 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $2.4 million over the next 12 months.

Border controls and duties and restrictions on cross-border commerce may negatively impact our business.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries, and changes in cross-border regulations could have a significant negative effect on our business. For example, the current United States administration has made, and may continue to make, major changes in trade policy between the United States and other countries, such as the imposition of additional tariffs and duties on imported products. Because we produce most physical products for our United States customers at our facilities in Canada and Mexico and we source most materials for our products outside the United States, including material amounts of sourcing from China, future changes in tax policy or trade relations could adversely affect our business and results of operations.
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

For example, certain of our businesses do not currently collect sales tax in all U.S. states where they sell products. Many state governments in the United States have imposed or are seeking to impose sales tax collection responsibility on out-of-state, online retailers, and the recent U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al. enables states to consider adopting laws requiring remote sellers to collect and remit sales tax, even in states in which the seller has no physical presence. To the extent that individual states decide to adopt similar legislation, this could significantly increase the collection and compliance burden on Cimpress businesses operating in the U.S. In addition, there is risk that a state government in which a Cimpress business currently is not registered to collect and remit sales tax may attempt to assess tax, interest and penalties relating to prior periods.

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

We believe that we were not a PFIC for the tax year ended June 30, 2018 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States taxation under the “controlled foreign corporation” rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power or value of a non-U.S. corporation, or “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation,” or “CFC,”then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income,” even if the "subpart F income" is not distributed. In addition, a 10% U.S. shareholder's pro rata share of other income of a CFC, even if not distributed, might also need to be included in a 10% U.S. Shareholder’s gross income for United States federal income tax (and possibly state income tax) purposes under the “global intangible low-taxed income” or “GILTI” provisions of the U.S. tax law. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
The rules for determining ownership for purposes of determining 10% U.S. Shareholder and CFC status are complicated, depend on the particular facts relating to each investor, and are not necessarily the same as the rules for determining beneficial ownership for SEC reporting purposes. For taxable years in which we are a CFC, each of our 10% U.S. Shareholders will be required to include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of our "subpart F income," even if the subpart F income is not distributed by us, and might also be required to include its pro rata share of other income of ours, even if not distributed by us, under the GILTI provisions of the U.S. tax law. We currently do not believe we are a CFC. However, whether we are treated as a CFC can be affected by, among other things, facts as to our share ownership that may change. Accordingly, we cannot be certain that we will not be treated as a CFC in future years.
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

More than 70% of our ordinary shares are held by our top 10 shareholders, and we may repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our ordinary shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property including the following manufacturing operations that provide support across our businesses:

•	A 582,000 square foot facility located near Windsor, Ontario, Canada that primarily services our Vistaprint business.

•	A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business.

•	A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vistaprint business.

•	A 130,000 square foot facility located in Kisarazu, Japan that primarily services our Vistaprint and National Pen businesses in the Japanese market.

•	A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vistaprint business.

•	A 97,000 square feet, located near Montpellier, France that primarily services our Upload and Print businesses.

As of June 30, 2018, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vistaprint	674,459	Technology development, marketing, customer service, manufacturing and administrative	December 2018 - November 2026
Upload and Print	713,595	Technology development, marketing, customer service, manufacturing and administrative	February 2019 - December 2025
National Pen	314,533	Marketing, customer service, manufacturing and administrative	April 2021 - April 2027
All Other Businesses	329,773	Technology development, marketing, customer service, manufacturing and administrative	December 2019 - August 2023
Other (2)	86,908	Corporate strategy and technology development	July 2020 - June 2023
___________________
(1) Many of our leased properties are utilized by multiple business segments, but each have been assigned to the segment that occupies the majority of our leased space.
(2) Includes locations that are exclusively corporate or central functions.

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
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2018, there were approximately 12 holders of record of our ordinary shares, although there is a much larger number of beneficial owners. The following table sets forth, for the periods indicated, the high and low sale price per share of our ordinary shares on the NASDAQ:

	High	Low
Fiscal 2017:
First Quarter	$104.18	$88.31
Second Quarter	$102.95	$80.47
Third Quarter	$99.99	$79.15
Fourth Quarter	$94.47	$78.80

Fiscal 2018:
First Quarter	$99.99	$80.61
Second Quarter	$123.95	$98.00
Third Quarter	$171.76	$119.52
Fourth Quarter	$163.94	$133.77

Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the growth and operations of our business, investment in or acquisition of other businesses, purchase of our ordinary shares, or pay down of our debt. Under Dutch law, we may pay dividends only out of profits shown on our annual accounts prepared in accordance with Dutch law and adopted by our shareholders rather than the financial statements regularly filed with the SEC, and only to the extent our equity exceeds the sum of the paid and called up portion of our ordinary share capital and the reserves that must be maintained in accordance with provisions of Dutch law and our articles of association. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, as further described in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 10 - Debt," and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.
Issuer Purchases of Equity Securities
On November 14, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase authorization expires on May 14, 2019, and we may suspend or discontinue our share repurchases at any time.

We did not repurchase any shares during the three months ended June 30, 2018, and 5,857,443 shares remain available for repurchase under this program, subject to certain limitations imposed by our debt covenants.
Performance Graph

The following graph compares the cumulative total return to shareholders of Cimpress N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2013 and the relative performance of each investment is tracked through June 30, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2013	2014	2015	2016	2017	2018
Cimpress N.V.	$100.00	$81.95	$170.47	$187.32	$191.47	$293.62
NASDAQ Composite	100.00	132.45	151.00	148.88	189.66	233.12
RDG Internet Composite	100.00	139.66	153.13	186.25	251.39	350.12

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

	Year Ended June 30,
	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$2,592,541	$2,135,405	$1,788,044	$1,494,206	$1,270,236
Net income (loss) attributable to Cimpress N.V.	43,733	(71,711)	54,349	92,212	43,696
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$1.41	$(2.29)	$1.72	$2.82	$1.33
Diluted (f)	$1.36	$(2.29)	$1.64	$2.73	$1.28
Shares used in computing net income (loss) per share attributable to Cimpress N.V.:
Basic	30,948,081	31,291,581	31,656,234	32,644,870	32,873,234
Diluted (f)	32,220,401	31,291,581	33,049,454	33,816,498	34,239,909

	Year Ended June 30,
	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$192,332	$156,736	$247,358	$242,022	$153,739
Purchases of property, plant and equipment	(60,930)	(74,157)	(80,435)	(75,813)	(72,122)
Purchases of ordinary shares	(94,710)	(50,008)	(153,467)	—	(42,016)
Business acquisitions, net of cash acquired	(110)	(204,875)	(164,412)	(123,804)	(216,384)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	93,779	—	—	—	—
Net (payments) proceeds of debt and debt issuance costs	(54,415)	196,933	167,316	54,207	207,946

	Year Ended June 30,
	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$44,227	$25,697	$85,319	$110,494	$76,365
Net current liabilities (g)	(241,728)	(203,482)	(135,095)	(89,580)	(83,560)
Total assets	1,652,217	1,679,869	1,463,869	1,299,794	985,495
Total long-term debt, excluding current portion (h)	767,585	847,730	656,794	493,039	408,150
Total shareholders’ equity	93,947	75,212	166,076	249,419	232,457
___________________
(a) Includes the Albumprinter results through the divestiture date of August 31, 2017. See Note 7 in our accompanying financial statements in this Report for a discussion of this divestiture.

(b)
Includes the impact of the acquisition of National Pen on December 30, 2016. See Note 7 in our accompanying financial statements in this Report for a discussion of this acquisition. During December 2016, we purchased the remaining noncontrolling interest of our Japan business from our joint business partner, Plaza Create Co. Ltd.

(c) Includes the impact of the acquisitions of Litotipografia Alcione S.r.l. on July 29, 2015, Tradeprint Distribution Limited on July 31, 2015, and WIRmachenDRUCK GmbH on February 1, 2016. See Note 7 in our accompanying financial statements in this Report for a discussion of these acquisitions.
During fiscal 2016, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense; these benefits were historically recognized in equity. As the standard required a prospective method of adoption, our fiscal 2018, 2017 and 2016 net income includes $12.8 million, $8.0 million and $3.5 million of income tax benefits, respectively, due to the adoption that did not occur in the prior comparable periods presented above.
(d) Includes the impact of the acquisitions of FotoKnudsen AS on July 1, 2014, FL Print SAS on April 9, 2015, Exagroup SAS on April 15, 2015 and druck.at Druck-und Handelsgesellschäft mbH on April 17, 2015, as well as our investment in Printi LLC on August 7, 2014.
(e) Includes the impact of the acquisitions of Printdeal B.V. on April 1, 2014 and Pixartprinting S.p.A. on April 3, 2014, as well as our investment in a joint business arrangement with Plaza Create Co. Ltd. in February 2014.
(f) In the periods we report a net loss, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.
(g) Our net current liabilities (current assets minus current liabilities) have increased over recent years as we have made long-term investments that seek to drive shareholder value through acquisitions, ordinary share purchases, and other strategic initiatives. We have financed these investments through a mix of cash on hand, cash flows generated from operations and external debt financing. Additionally, many of our businesses have a cash conversion cycle that results in current liabilities being higher than current assets.
(h) On June 15, 2018, we completed a private placement of $400.0 million of 7.0% senior unsecured notes due 2026. The proceeds from the sales of the notes were used to repay our existing $275.0 million senior unsecured notes that were due 2022, a portion of our indebtedness outstanding under our senior secured credit facility and other related transaction fees. See Note 10 in our accompanying financial statements in this Report for additional discussion. Increases in long-term debt during the periods presented have largely been driven by the funding of acquisitions outlined including those outlined in Note 7 and share repurchases.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated revenue growth rates, planned investments in our business and the expected effects of those investments, seasonality of certain of our businesses, the impacts of changes in accounting standards, the impact of the U.S. Tax Cuts and Jobs Act, the sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, expected operating losses at newer businesses, expected allocations of capital, the anticipated competitive position of certain of our businesses, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
Cimpress is a strategically-focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, packaging, apparel and other categories. We invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress wide value. We limit all other central activities to only those which absolutely must be performed centrally.
As of June 30, 2018, we have numerous operating segments under our management reporting structure that are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business. All Other Businesses segment includes the operations of our Printi, Vistaprint India, Vistaprint Japan and Vistaprint Corporate Solutions businesses, and the Albumprinter business, through its divestiture on August 31, 2017.

During the first quarter of fiscal 2018, we began presenting inter-segment fulfillment activity as revenue for the fulfilling business for purposes of measuring and reporting our segment financial performance. This change in presentation was driven by our recent transition to a decentralized organizational structure, and this presentation aligns with our internal reporting and the way in which our business' performance is evaluated. We have revised historical results to reflect the consistent application of our current accounting methodology. In addition, we adjusted our historical segment profitability for the allocation of certain IT costs that are allocated to each of our businesses in fiscal 2018, to better reflect where those resources are consumed. Refer to Note 16 of the accompanying consolidated financial statements for additional details of these changes.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide is our free cash flow prior to cash interest costs; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and free cash flow. A summary of these key financial metrics for the year ended June 30, 2018 as compared to the year ended June 30, 2017 follows:
Fiscal year 2018

•	Revenue increased by 21% to $2,592.5 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 17% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 11%.

•	Operating income (loss) increased by $203.5 million to $157.8 million.

•	Adjusted net operating profit (a non-GAAP financial measure which we refer to as adjusted NOP) increased by $69.8 million to $165.5 million.

•	Cash provided by operating activities increased by $35.6 million to $192.3 million.

•	Free cash flow (a non-GAAP financial measure) increased by $94.4 million to $139.5 million.
For our fiscal year 2018, the increase in reported revenue includes the impact of a full year of National Pen revenue as compared to a portion of the prior year due to timing of the acquisition, continued growth in our various businesses, as well as positive impacts from currency exchange rate fluctuations. This was partially offset by the loss of Albumprinter revenue as we divested this business as of August 31, 2017. Our constant-currency revenue growth excluding acquisitions and divestitures was driven primarily by continued growth in our Vistaprint and Upload and Print businesses.
In addition to incremental profits generated from the revenue growth described above, the following items positively impacted our operating income for the year ended June 30, 2018, leading to the increase in operating income as compared to the prior period:

•
Significant year-over-year operating expense savings of approximately $55 million related to the restructuring actions announced in January and November 2017, as well as a reduction of restructuring charges of $11.5 million.

•	Recognized gain on the sale of subsidiaries of $47.5 million, related to the August 2017 sale of Albumprinter.

•	Decrease of acquisition-related expenses of $46.6 million, due to the following:

◦	Reduction to earn-out related charges of $40.7 million, related primarily to the WIRmachenDRUCK contingent earn-out arrangement that was paid in fiscal year 2018.

◦	Impairment charges of $9.6 million recognized during the prior period, which did not recur during the current period.

◦	Increased amortization of acquired intangible assets of $3.7 million, due to the timing of our fiscal year 2017 acquisition of National Pen, which partially offset the above decreases.

•	Increase in National Pen segment profit of $24.4 million, primarily due to the timing of the acquisition in fiscal year 2017.

•
Decreased impact of organic investments in fiscal year 2018 as compared to fiscal year 2017, due to reduced net investments in various areas including "Columbus" which was the name of a project to organically build our business in promotional products and logo apparel, new product introduction, and the businesses within our All Other Businesses segment.

Adjusted NOP increased significantly year over year primarily due to the same reasons as operating income mentioned above, although adjusted NOP excludes the impact of the gain from the purchase or sale of subsidiaries, restructuring charges and acquisition-related charges, and includes realized gains or losses on our currency hedges. The net year-over-year impact of currency on adjusted NOP was negative for the year ended June 30, 2018.
Consolidated Results of Operations
Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
For the year ended June 30, 2018, our reported revenue increased as compared to the prior comparable period. This includes the full year revenue benefit of the National Pen business as results were included for only a portion of the prior period. We also delivered continued growth in our Vistaprint and Upload and Print businesses. Our reported revenue was negatively impacted by the divestiture of our Albumprinter business, which was completed during the first quarter of fiscal year 2018. The remaining businesses within our All Other Businesses segment continue to grow strongly off small bases. Currency fluctuations positively impacted our fiscal 2018 reported revenue as compared to the prior year.
For the year ended June 30, 2017, our reported revenue increased primarily due to the addition of revenue from our WIRmachenDRUCK business acquired on February 1, 2016 and our National Pen business acquired on December 30, 2016. The increase in reported revenue other than the impact of acquisitions for which there is no comparable prior period was driven by continued growth in our Vistaprint business, as well as growth in our other Upload and Print businesses, which was partially offset by declines from the termination of two partner contracts within our Albumprinter and Vistaprint Corporate Solutions businesses. Currency fluctuations negatively impacted our fiscal year 2017 reported revenue as compared to the prior year.
Total revenue and revenue growth by reportable segment for the years ended June 30, 2018, 2017 and 2016 are shown in the following tables:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,462,686	$1,310,975	12%	(3)%	9%	—%	9%
Upload and Print	730,010	588,613	24%	(11)%	13%	—%	13%
National Pen	333,266	112,712	196%	(6)%	190%	(165)%	25%
All Other Businesses (3)	87,583	128,795	(32)%	—%	(32)%	72%	40%
Inter-segment eliminations	(21,004)	(5,690)
Total revenue	$2,592,541	$2,135,405	21%	(4)%	17%	(6)%	11%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2017	2016	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,310,975	$1,220,751	7%	2%	9%	—%	9%
Upload and Print	588,613	432,638	36%	3%	39%	(26)%	13%
National Pen	112,712	—	100%	—%	100%	(100)%	—%
All Other Businesses (3)	128,795	138,244	(7)%	—%	(7)%	—%	(7)%
Inter-segment eliminations	(5,690)	(3,589)
Total revenue	$2,135,405	$1,788,044	19%	2%	21%	(13)%	8%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal year 2017 acquisitions is excluded from fiscal year 2018 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from National Pen, which we acquired on December 30, 2016 in Q2 2017, is excluded from revenue growth in Q1 and Q2 of fiscal year 2018 since there are no full quarter results in the comparable periods, but revenue is included in revenue growth for Q3 and Q4 of fiscal year 2018. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
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
Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products our businesses sell. Cost of revenue as a percent of revenue increased during the year ended June 30, 2018, compared to the prior year, primarily due to the divestiture of our Albumprinter business which had a higher gross margin than our consolidated gross margin percentage, as well as the increased weight of our Upload and Print portfolio, which has higher cost of revenue as a percentage of revenue than our Vistaprint and National Pen businesses.

In thousands	Year Ended June 30,
	2018	2017	2016
Cost of revenue	$1,279,799	$1,036,975	$773,640
% of revenue	49.4%	48.6%	43.3%
For the year ended June 30, 2018, cost of revenue for our Upload and Print businesses increased by $103.6 million primarily driven by revenue growth in our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses, as well as unfavorable currency impacts. We also recognized an additional $91.6 million of costs primarily due to the timing of our National Pen acquisition and the inclusion of operating results for only part of the prior comparable period. In our Vistaprint business, cost of revenue increased by $71.5 million primarily due to increased production volume, as well as unfavorable currency impacts. These increases were partially offset by a decrease in cost of revenue of $29.2 million resulting from the divestiture of our Albumprinter business on August 31, 2017.
For the year ended June 30, 2017, our cost of revenue increased due to $123.6 million of additional costs from our Upload and Print businesses, primarily due to the impact of our fiscal year 2016 WIRmachenDRUCK acquisition which only partially contributed to the prior comparable period. In addition, the costs from our Vistaprint business increased by $91.1 million, primarily due to increased production volume; product mix; and planned investments including expanded design services, new product introduction, and shipping price reductions that also result in higher shipping costs. Vistaprint also recognized higher costs from production inefficiencies in the second fiscal quarter of 2017 resulting from higher temporary labor costs at our Canadian production facility. We recognized an additional $48.6 million of costs from our National Pen business, which was acquired on December 30, 2016 and was therefore not included in the comparable period.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the periods:

In thousands	Year Ended June 30,
	2018	2017	2016
Technology and development expense	$245,758	$243,230	$210,080
% of revenue	9.5%	11.4%	11.7%
Marketing and selling expense	$714,654	$610,932	$508,502
% of revenue	27.6%	28.6%	28.3%
General and administrative expense	$176,958	$207,569	$145,844
% of revenue	6.8%	9.7%	8.2%
Amortization of acquired intangible assets	$49,881	$46,145	$40,563
% of revenue	1.9%	2.2%	2.3%
Restructuring expense	$15,236	$26,700	$381
% of revenue	0.6%	1.3%	—%
(Gain) on sale of subsidiaries	$(47,545)	$—	$—
% of revenue	(1.8)%	—%	—%
Impairment of goodwill and acquired intangible assets	$—	$9,556	$30,841
% of revenue	—%	0.4%	1.7%
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for employees engaged in software and manufacturing engineering, information technology operations and content development, as well as amortization of capitalized software and website development costs, including hosting of our websites, asset depreciation, patent amortization, legal settlements in connection with patent-related claims, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
During the year ended June 30, 2018, technology and development expenses increased by $2.5 million as compared to the prior year, primarily due to our fiscal year 2017 acquisition of National Pen, which resulted in $7.3 million of additional expense in fiscal 2018 due to the timing of the acquisition in fiscal 2017. We also recognized additional costs related to technology enhancements intended to enable rapid product introduction and improved connection points to the mass customization platform, as well as increased depreciation expense related to past investments in infrastructure-related assets. These increases were partially offset by a decrease in costs of $9.4 million, resulting from the divestiture of our Albumprinter business on August 31, 2017, as well as cost savings realized as a result of our recent restructuring initiatives.
The growth in our technology and development expenses of $33.2 million for the year ended June 30, 2017 as compared to the prior comparative period was primarily due to increased headcount-related expenses in our technology development and information technology support organizations of $15.8 million. The increase in headcount supported the continued development of our software-based mass customization platform as well as investments to enhance capabilities and address each of our businesses' specific needs. This increase was partially offset by headcount reductions as a result of the third quarter fiscal 2017 restructuring initiative. All employee severance related charges were reflected separately in restructuring expense. Additionally, the acquisition of National Pen resulted in increased technology and development expenses of $5.9 million for the year ended June 30, 2017, without costs in the prior comparable period. Other increases in technology and development expense included technology infrastructure-related costs, primarily due to increased IT cloud service costs, as well as software maintenance and licensing costs.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint and National Pen businesses have higher marketing and selling costs as a percentage of revenue, as compared to our Upload and Print businesses.
Our marketing and selling expenses increased by $103.7 million during the year ended June 30, 2018 as compared to the prior year. We recognized an additional $84.3 million of costs for our National Pen business, primarily due to the timing of the acquisition in fiscal 2017. For the year ended June 30, 2018, advertising expenses for the remaining businesses increased by $35.1 million primarily as a result of additional advertising spend in the Vistaprint business to support continued growth. These increases were partially offset by a decrease in costs of $21.7 million due to the sale of our Albumprinter business on August 31, 2017. In addition, internal marketing and customer service costs within the Vistaprint business decreased by $3.7 million as a result of realized cost savings from our recent restructuring initiatives.
Our marketing and selling expenses increased by $102.4 million during the year ended June 30, 2017 as compared to the prior comparative period, largely due to the addition of National Pen which incurred $47.9 million of marketing and selling expense for direct-mail advertising and telesales costs that were not in the prior comparable period. In addition, advertising expense increased by $31.8 million, which was primarily a result of additional advertising spend in the Vistaprint business. Other increases included payroll and employee-related costs, inclusive of share-based compensation, as we expanded our marketing, customer service and sales support organization through our recent acquisitions and continued investment in the Vistaprint business customer service resources in order to provide higher value services to our customers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the year ended June 30, 2018, general and administrative expenses decreased by $30.6 million primarily due to a decline in acquisition-related charges of $40.7 million, as compared to the prior year. The decrease in acquisition-related charges is due to significant expense in the prior comparable period for the WIRmachenDRUCK contingent earn-out arrangement, which was paid during fiscal 2018. We also recognized cost savings from our recent restructuring actions, which were partially offset by an additional $13.0 million of expense from our fiscal 2017 acquisition of National Pen as the prior year did not include a full year of results.
During the year ended June 30, 2017, general and administrative expenses increased by $61.7 million, as compared to the prior comparative period, driven by $37.3 million of incremental expense for the WIRmachenDRUCK earn-out due to strong performance during fiscal 2017 and our expectation that a maximum payout would be achieved. Payroll, share-based compensation and facility-related costs increased by $12.0 million due to additional expense recognized for the acceleration of vesting terms of certain restricted share awards associated with our investment in Printi and acquisition of Tradeprint, as well as an increase in share-based compensation resulting from our new long-term incentive program. These increases were partially offset by the decrease in compensation expense due to headcount reductions as a result of the third quarter fiscal 2017 restructuring initiative. Fiscal 2017 also included $12.4 million of expense for National Pen's partial year results.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $3.7 million during the year ended June 30, 2018, as compared to the prior comparable period, due to a full year of amortization expense for the December 30, 2016 acquisition of National Pen that was not included in our results for the entire prior comparable period. Amortization of acquired intangible assets increased by $5.6 million during the year ended June 30, 2017, as compared to the year ended June 30, 2016, due to amortization for our fiscal 2017 acquisition of National Pen and fiscal 2016 acquisition of WIRmachenDRUCK.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, including employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets.
During the year ended June 30, 2018, we recognized restructuring expense of $15.2 million for employee-related termination benefits. The restructuring expense during the current period relates primarily to the reorganization of our Vistaprint business that we announced in November 2017, which resulted in a reduction in headcount and other operating costs. Refer to Note 18 in the accompanying consolidated financial statements for additional details regarding the reorganization.
The restructuring costs of $26.7 million recognized in the year ended June 30, 2017 were primarily related to our January 2017 restructuring initiative.
Gain on sale of subsidiaries
During the year ended June 30, 2018, we recognized a gain on the sale of our Albumprinter business of $47.5 million, net of transaction costs. The amount of our gain on the sale of Albumprinter was impacted by the partial allocation of goodwill to our Vistaprint business in past periods, as well as minimal carrying value of Albumprinter's acquired intangible assets at the time of the sale, as well as currency impacts. Refer to Note 7 in the accompanying consolidated financial statements for additional details.
Impairment of goodwill and acquired intangible assets
There were no impairment charges related to goodwill or acquired intangible assets during the year ended June 30, 2018. For the years ended June 30, 2017 and 2016, we recognized an impairment charge of $9.6 million for our Tradeprint reporting unit and $30.8 million for our Exagroup reporting unit, respectively. These impairments were a result of their under performance during the impairment period, combined with lower cash flow outlooks when compared to the initial deal model upon which we based our purchase accounting. Refer to Note 8 in the accompanying consolidated financial statements for additional information relating to the impairments.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Year Ended June 30,
	2018	2017	2016
(Losses) gains on derivatives not designated as hedging instruments	$(2,687)	$936	$14,026
Currency-related (losses) gains, net	(19,500)	5,577	6,864
Other gains	1,155	3,849	5,208
Total other (expense) income, net	$(21,032)	$10,362	$26,098

During the year ended June 30, 2018, we recognized a net loss of $21.0 million as compared to net gains during the prior comparable periods. The decrease in other (expense) income, net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods as we do not apply hedge accounting for most of our derivative currency contracts. We also experienced currency-related losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related (losses) gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
In addition, during the years ended June 30, 2018 and 2016, we recognized other gains related to insurance recoveries. During fiscal year 2017, other gains were primarily related to the sale of marketable securities.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. As part of interest expense, net, we also recognize adjustments to our mandatorily redeemable noncontrolling interests, which reflects changes to the estimated future redemption value.
Interest expense, net was $53.0 million, $44.0 million, and $38.2 million for the years ended June 30, 2018, 2017 and 2016, respectively. Interest expense was higher this year relative to historical trends primarily as a result of higher interest rates. Refer to Note 10 in the accompanying consolidated financial statements for additional details regarding our debt arrangements. During the year ended June 30, 2018, we recognized $2.2 million of interest expense for adjustments to our Printi noncontrolling interest, which reflects an increase to the estimated future redemption value. We recognized no expense during the prior comparable periods.
Loss on early extinguishment of debt
During the fourth quarter of fiscal 2018, we redeemed all of our senior notes due 2022 and satisfied the indenture governing those senior notes using funds from the senior notes due 2026 that we issued on June 15, 2018. As a result of the redemption, we incurred a loss on the extinguishment of debt of $17.4 million, which included an early redemption premium for the senior notes due 2022 of $14.4 million and the write-off of unamortized debt issuance costs related to the redeemed notes of $3.0 million.
Income tax expense

In thousands	Year Ended June 30,
	2018	2017	2016
Income tax expense (benefit)	$19,578	$(7,118)	$15,684
Effective tax rate	29.5%	9.0%	23.7%

Income tax expense for the year ended June 30, 2018 was higher than the prior year primarily due to pre-tax income in the current period as compared to pre-tax losses in the prior period. In fiscal 2018, we adopted ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." If we had not adopted ASU 2016-16 in fiscal year 2018, tax expense would have been lower by $8.4 million. Additionally, we recognized tax expense of $5.8 million related to U.S. tax reform in the year ended June 30, 2018, primarily due to the impact of the reduction in the federal tax rate on our U.S. deferred tax assets. We also recognized a reduction to our deferred tax assets of $4.9 million related to expected changes to our U.S. state apportionment. These impacts were offset by increased share based compensation tax benefits of $12.8 million as compared to $8.0 million in fiscal 2017.

A tax benefit was recognized for the year ended June 30, 2017 primarily due to pre-tax losses as compared to pre-tax income for the year ended June 30, 2016. Additionally, the effective tax rate was higher in fiscal 2016 as compared to fiscal 2017 due to a large nondeductible goodwill impairment charge in fiscal 2016.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, ("The Act") was signed into law, resulting in significant changes to U.S. federal tax law for corporations. Among these changes is the immediate reduction in the federal statutory tax rate from 35% to 21%. As discussed in Note 13 in our accompanying consolidated financial statements, the impact of The Act was unfavorable to our fiscal 2018 tax provision mainly due to a one-time reduction to our existing U.S. deferred tax assets. The reduction in our net deferred tax assets reduces the future cash tax benefit on existing timing differences as of the date of enactment; however, we will also benefit from a reduced tax rate that will apply to future taxable earnings. Overall, we expect our future U.S. cash taxes to be lower based solely on the reduction in the U.S. federal tax rate to 21%. For context, going forward we expect the annualized impact of the U.S. federal tax rate reduction alone on our cash taxes (excluding the impact of other tax reform items) to be approximately $2 million. Our tax balances were adjusted for the year ended June 30, 2018 based upon our interpretation of The Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of The Act, changes in assumptions, and actions we may take as a result of The Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

We expect certain other aspects of the The Act will impact Cimpress beyond fiscal 2018, including the beneficial impact of immediate expensing of certain qualified capital expenditures in the U.S., unfavorable changes to, and limitations on, the deductibility of meals and entertainment expense, limitations on the deductibility of interest expense, and unfavorable changes to the deductibility of executive compensation. Most notably, we expect changes in the deductibility of “performance based” executive compensation to impact Cimpress negatively in the longer term. Historically, certain compensation awards issued to our top executives, such as stock options, were considered "performance based" as defined under Section 162(m) of the Internal Revenue Code and, therefore, were not subject to the annual $1 million deduction limitation per individual, as defined under prior law. The new law eliminates the "performance-based" exception for these types of awards to the extent they are not "grandfathered" in and granted under a written binding agreement in effect on November 2, 2017. Prior to this change, Cimpress had not been limited on the deductibility of “performance based” awards, which resulted in sizable cash and GAAP tax benefits in past years. We believe that most of the share-based compensation awards to date meet the "grandfather" requirement and will not be subject to the annual $1 million deduction limitation. However, future equity awards to our named executive officers may no longer be fully deductible upon vest or exercise over the long term. This will negatively impact our GAAP and cash taxes in the year of vest or exercise. As an example, performance share units (PSUs) granted to named executive officers under our current PSU plan that are subject to this limitation will vest no earlier than fiscal 2024 and may be subject to limited deductibility for U.S. tax purposes in that year.

Our cash paid for income taxes for fiscal 2018 and 2017 was higher than our income tax expense primarily as a result of non-cash tax benefits recognized in our income tax expense relating to timing differences for which the cash benefit is expected to occur in a future period.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. See Note 13 in our accompanying consolidated financial statements for additional discussion.
Reportable Segment Results
Our segment financial performance is measured based on segment profit (loss) which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

In thousands	Year Ended June 30,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Reported Revenue	$1,462,686	$1,310,975	$1,220,751	12%	7%
Segment Profit	241,479	167,687	214,947	44%	(22)%
% of revenue	17%	13%	18%
Segment Revenue

Vistaprint's reported revenue growth for the year ended June 30, 2018 was positively affected by currency impacts of 3%, resulting in constant-currency growth of 9%. The Vistaprint constant-currency growth was due to continued growth in repeat customer bookings and was positively impacted by strategic initiatives, including new product and service introductions.
Vistaprint's reported revenue growth for the year ended June 30, 2017 of 7% was negatively affected by currency impacts of 2%, resulting in constant-currency growth of 9%. The Vistaprint constant-currency growth was due to growth in both repeat customers and new customer bookings. Performance continued to be stronger in the North America and Australian markets with improving results in certain European markets. In addition, some of our customer value proposition efforts, including our continued roll-out of shipping price reductions, created revenue headwinds in certain markets, including France, Germany, the Netherlands, United Kingdom and the United States, but we expect these investments will attract higher-value customers and improve customer loyalty in future periods.
Segment Profitability
Vistaprint's segment profit increased for the year ended June 30, 2018 as compared to the prior period, driven primarily by operating expense savings as a result of recent reorganization initiatives and incremental profit from revenue growth. In the current period, Vistaprint's segment profit was positively impacted by currency movements. Our investments in new products and services positively impacted revenue but have had a more limited benefit to segment profit as we continue to scale and optimize these new offerings.
Vistaprint's segment profit decreased for the year ended June 30, 2017 as compared to the prior period, primarily due to the roll-out of planned investments including shipping price reductions, expanded design services and new product production that had negatively impacted gross profit. While these investments reduced profitability in fiscal 2017, we expect these investments will attract higher-value customers and improve customer loyalty in future periods. The increases in planned investments were partially offset by operating expense efficiencies and incremental profits from revenue growth.
Upload and Print

In thousands	Year Ended June 30,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Reported Revenue	$730,010	$588,613	$432,638	24%	36%
Segment Profit	79,310	63,189	58,207	26%	9%
% of revenue	11%	11%	13%
Segment Revenue
Upload and Print's reported revenue growth for the year ended June 30, 2018 was positively affected by currency impacts of 11%, resulting in constant-currency growth of 13%. During fiscal 2018, we owned all of our Upload and Print businesses for the full comparable period, so all businesses are included in the constant-currency growth rate. The Upload and Print constant-currency revenue growth was primarily driven by continued growth from our Exagroup, Pixartprinting, Printdeal and WIRmachenDRUCK businesses. During the fourth quarter of fiscal 2018, some of our businesses experienced increased price-focused competition in certain markets and products. We believe that we are well positioned for long-term success in the European market and that our geographic diversity, profitability and scale would enable us to reduce prices in the near term, if and when appropriate, to address any price-focused competition. Any such price reductions could create fluctuations in growth and, sometimes, profit; however we believe we remain poised to outperform and outlast these competitors in the long term.
Upload and Print's reported revenue growth for the year ended June 30, 2017 of 36% was primarily due to the addition of revenue from our fiscal 2016 acquisition of WIRmachenDRUCK. The reported revenue growth was negatively impacted by currency impacts of 3%. The segment's constant-currency revenue growth excluding revenue from businesses acquired in fiscal 2017 was 13%, primarily driven by continued growth from our Pixartprinting, Printdeal and Exagroup businesses. Our growth in constant currency revenue excluding recent acquisitions moderated as we passed the acquisition anniversary of some of the slower-growing acquisitions, and we also saw moderation in the growth rates of businesses acquired during prior years.

Segment Profitability
Upload and Print's segment profit for the year ended June 30, 2018 increased compared to the prior year primarily due to incremental gross profits driven by the revenue growth described above and operating expense efficiencies in several businesses. Segment profit was also influenced by lower investments due in part to prior year investments related to certain technology enhancements and improved connection points to the mass customization platform. Upload and Print segment profit was positively impacted by currency movements.
Upload and Print segment profitability for the year ended June 30, 2017 increased compared to the prior year primarily due our acquisition of WIRmachenDRUCK, which did not have a full comparable fiscal year in 2016. This increase was partially offset by a decline in the profitability of our Tradeprint business, as well as continued investments in oversight, technology and marketing.
National Pen

In thousands	Year Ended June 30,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Reported Revenue	$333,266	$112,712	n/a	196%	n/a
Segment Profit (Loss)	22,165	(2,225)	n/a	1,096%	n/a
% of revenue	7%	(2)%	n/a
Segment Revenue
National Pen's reported revenue growth for the year ended June 30, 2018 was positively affected by currency impacts of 6%, resulting in constant-currency revenue growth of 190%. Fiscal 2017 included only a partial year of National Pen results due to the timing of the acquisition. The constant-currency revenue growth, excluding the impacts of quarters with no comparable results, was 25% and driven by increases across channels and geographies, as we have seen improved marketing performance, increased marketing and prospecting activities, and increased sales to other Cimpress businesses. We expect revenue growth in future periods will moderate from the recent high-growth trend, which was influenced by easier comparisons versus the year-ago period during which National Pen had reduced marketing investments and therefore had lower revenue.
For the year ended June 30, 2017, our reported revenue was $112.7 million. As we acquired National Pen on December 30, 2016, there are no comparative operating results presented for fiscal 2016.
Segment Profitability
Segment profit increased $24.4 million for the year ended June 30, 2018 as fiscal 2017 included only a partial period of results, as well as the revenue growth described above and cost savings from post-acquisition synergies. These increases were partially offset by increased customer prospecting activities, as well as planned technology investments. Due to our adoption of the new revenue standard on July 1, 2018, we will no longer capitalize and amortize direct-response advertising costs, which is expected to create volatility in our profitability results as costs will be expensed earlier, as incurred.
For the year ended June 30, 2017, our adjusted net operating loss was $2.2 million. As we acquired National Pen on December 30, 2016, there are no comparative operating results presented for fiscal 2016.
All Other Businesses

In thousands	Year Ended June 30,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Reported Revenue	$87,583	$128,795	$138,244	(32)%	(7)%
Segment Loss	(34,620)	(31,307)	(9,328)	(11)%	(236)%
% of revenue	(40)%	(24)%	(7)%
This segment consists of multiple small, rapidly evolving early-stage businesses by which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Therefore, in all of these businesses we continue to operate at a significant operating loss as previously described and as planned, and we expect to continue to do so in the next several years. Our All Other Businesses segment also includes Albumprinter results through the divestiture date of August 31, 2017.
Segment Revenue
The All Other Businesses segment revenue decline was caused by the divestiture of our Albumprinter business, which was completed on August 31, 2017. Constant-currency growth, excluding the impact of the Albumprinter business, was 40% for the year ended June 30, 2018 driven by continued growth in the remaining businesses in the segment.
The All Other Businesses revenue decline for the year ended June 30, 2017 was due to the termination of certain partner contracts in both our Vistaprint Corporate Solutions and Albumprinter businesses. These declines were partially offset by growth in Albumprinter's direct to consumer business and Vistaprint Corporate Solutions' new lines of business, as well as growth in our remaining businesses in the segment that continued to grow off a relatively small base.
Segment Profitability
The segment loss increased by $3.3 million for the year ended June 30, 2018, as compared to the prior period, primarily due to our first quarter fiscal 2018 divestiture of our Albumprinter business, as well as additional investments in our Vistaprint Corporate Solutions business. The increase to segment loss was offset by volume absorption and advertising spend efficiencies in the other businesses in this segment.
The increase in segment loss for the year ended June 30, 2017 as compared to the prior period is primarily due to the reduction in partner related profits of $17.8 million, as well as increased investment in each of our businesses, partially offset by growth in the direct to consumer part of the Albumprinter business.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

In thousands	Year Ended June 30,
	2018	2017	2016
Net cash provided by operating activities	$192,332	$156,736	$247,358
Net cash used in investing activities	(10,594)	(301,789)	(265,538)
Net cash (used in) provided by financing activities	(177,757)	104,578	(5,338)
At June 30, 2018, we had $44.2 million of cash and cash equivalents and $839.4 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, our organic investment levels, share repurchases and acquisition activity. The cash flows during the year ended June 30, 2018 related primarily to the following items:
Cash inflows:

•	Net income of $46.8 million

•
Adjustments for non-cash items of $168.2 million primarily related to positive adjustments for depreciation and amortization of $169.0 million, share-based compensation costs of $50.5 million, unrealized currency-related losses of $3.9 million, and the change of our contingent earn-out liability of $1.8 million partially offset by negative adjustments for our gain on the sale of our Albumprinter business of $47.5 million and non-cash tax related items of $14.0 million

•	Proceeds from the sale of our Albumprinter business of $93.8 million, net of transaction costs

•	Proceeds from the sale of a noncontrolling interest related to our WIRmachenDRUCK business of $35.4 million

•	Proceeds from the issuance of ordinary shares from the exercise of share options of $12.0 million

•	Excluding the impact of the earn-out and restructuring payments described in the cash outflows section below, the changes in operating assets and liabilities were a source of cash during the period.
Cash outflows:

•	Purchases of our ordinary shares of $94.7 million

•
Capital expenditures of $60.9 million of which the majority of these assets were related to the purchase of manufacturing and automation equipment for our production facilities, and computer and office equipment

•
Payments of acquisition-related earn-outs of $51.3 million, primarily for our WIRmachenDRUCK acquisition. The portion of the earn-out payment contingent upon employment, as well as the contingent consideration payment in excess of acquisition date fair value, is $49.2 million and presented within operating activities. The remaining $2.1 million cash outflow representing the purchase consideration included in the acquisition date fair value is a financing activity.

•	Payments of debt and debt issuance costs of $54.4 million, net of proceeds

•	Internal costs for software and website development that we have capitalized of $40.8 million

•	Issuance of loans of $21.0 million to two equity holders of our Printi business (refer to Note 15 in the accompanying consolidated financial statements for additional details)

•	Payments of withholding taxes in connection with share awards of $19.7 million

•	Payments for capital lease arrangements of $17.6 million

•	Payments related to our recent restructuring actions was $17.3 million

•	Payment of an early redemption premium of $14.4 million, related to the refinancing of our senior unsecured notes
Additional Liquidity and Capital Resources Information. During the year ended June 30, 2018, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of June 30, 2018, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $29.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On June 15, 2018, we completed a debt offering of $400.0 million in aggregate principal amount of 7.0% senior notes due 2026. We used a portion of the net proceeds of this offering to redeem the $275.0 million of senior notes due 2022 and fund the satisfaction of the indenture governing those notes. We used the remaining portion of the net proceeds to repay indebtedness outstanding under the credit facility and fund the payment of all related fees and expenses. Refer to Note 10 in the accompanying consolidated financial statements for additional details.
In conjunction with the senior notes offering described above, we executed an amendment to our senior secured credit facility that expanded the total capacity from $1,045.0 million to $1,128.2 million. The amendment made changes to the senior secured credit agreement, including:

•
The aggregate revolving loan commitments under the agreement were increased from $745.0 million to $839.4 million. The capacity of term loans remained unchanged, of which $285.0 million remained outstanding as of June 30, 2018.

•	The amendment extended the maturity date of all loans under the agreement from July 13, 2022 to June 14, 2023.

•
The interest rate at which LIBOR borrowings bear interest was lowered from LIBOR plus 1.50% to 2.25% to LIBOR plus 1.375% to 2.0%, depending on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated trailing twelve-month EBITDA.

•
Our maximum leverage ratio under the agreement was increased from 4.50 to 4.75, and we may increase our leverage ratio to up to 5.00 (4.75 allowed before the amendment) for up to four consecutive fiscal quarters after certain corporate acquisitions as defined within the agreement.

•	The amendment decreased the maximum commitment fee paid on unused balances from 0.40% to 0.35%, depending upon our leverage ratio.
We expect to use our expanded credit facility to fund investments and working capital needs. Refer to Note 10 in the accompanying consolidated financial statements for additional details.
As of June 30, 2018, we had aggregate loan commitments from our senior secured credit facility totaling $1,124.4 million. The loan commitments consisted of revolving loans of $839.4 million and term loans of $285.0 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2018, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands	June 30, 2018
Maximum aggregate available for borrowing	$1,124,422
Outstanding borrowings of senior secured credit facilities	(432,414)
Remaining amount	692,008
Limitations to borrowing due to debt covenants and other obligations (1)	(124,467)
Amount available for borrowing as of June 30, 2018 (2)	$567,541
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
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 10 of the accompanying consolidated financial statements. As of June 30, 2018, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired through our various acquisitions. As of June 30, 2018 we had $7.0 million outstanding for other debt payable through September 2024.
Our expectations for fiscal year 2019. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy. We endeavor to invest large amounts of capital that we believe will generate returns that are above, or well above, our weighted average cost of capital. We consider any use of cash that we expect to require more than twelve months to return our invested capital to be an allocation of capital. For fiscal 2019, we expect to have opportunities to allocate capital to the following broad categories and consider our capital to be fungible across all of these categories:

•
Organic investments will continue to be made across a wide spectrum of activities. These range from large, discrete projects that we believe can provide us with materially important competitive capabilities and/or market positions over the longer term to smaller investments intended to maintain or improve our competitive position and support value-creating revenue growth.

•	Purchases of our ordinary shares

•	Corporate acquisitions and similar investments

•	Reduction of debt
Contractual Obligations
Contractual obligations at June 30, 2018 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$76,838	$22,623	$31,705	$14,808	$7,702
Build-to-suit lease	96,680	12,569	25,138	23,357	35,616
Purchase commitments	57,291	29,161	28,130	—	—
Senior unsecured notes and interest payments	624,000	29,167	56,000	56,000	482,833
Other debt and interest payments	550,068	78,522	101,724	368,540	1,282
Capital leases	27,596	10,850	11,563	2,895	2,288
Other	5,559	2,761	2,473	325	—
Total (1)	$1,438,032	$185,653	$256,733	$465,925	$529,721
___________________
(1) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.9 million as of June 30, 2018 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 13 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $76.8 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.6 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA. Please refer to Note 2 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At June 30, 2018, we had unrecorded commitments under contract of $57.3 million. Purchase commitments consisted of third-party web services of $21.0 million, inventory purchase commitments of $8.4 million, production and computer equipment purchases of approximately $8.2 million, commitments for professional and consulting fees of $3.6 million, commitments for advertising campaigns of $2.2 million, and other unrecorded purchase commitments of $14.0 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other debt and interest payments. At June 30, 2018, the term loans of $285.0 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding of $147.4 million due on June 14, 2023. Interest payable included in this table is based on the interest rate as of June 30, 2018 and assumes all LIBOR based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of June 30, 2018 we had $7.0 million outstanding for those obligations that have repayments due on various dates through September 2024.

Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2018, is $31.0 million, net of accumulated depreciation of $36.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2018 amounts to $27.6 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $3.5 million in the aggregate. We also have an installment obligation of $2.1 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2018.
Additional Non-GAAP Financial Measures
Adjusted net operating profit (NOP) and free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented on page 7 above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted NOP is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, restructuring charges, and the gain on purchase or sale of subsidiaries. The interest expense associated with our Waltham lease, as well as realized gains (losses) on currency forward contracts that do not qualify for hedge accounting, are included in Adjusted NOP.
Adjusted NOP is the primary profitability metric by which we measure our consolidated financial performance and is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, as we have become more acquisitive over recent years we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for our currency forward contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
Free cash flow is used by management to assess the cash flow generation of the company. Free cash flow is defined as net cash provided by operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs, plus payment of contingent consideration in excess of acquisition-date fair value and gains on proceeds from insurance, if any. The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide is our free cash flow prior to cash interest costs.

The table below sets forth operating income and adjusted net operating profit for the years ended June 30, 2018, 2017 and 2016:

In thousands	Year Ended June 30,
	2018	2017	2016
GAAP operating income (loss)	$157,800	$(45,702)	$78,193
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	50,149	46,402	40,834
Earn-out related charges (1)	2,391	40,384	6,378
Share-based compensation related to investment consideration	6,792	9,638	4,835
Certain impairments (2)	—	9,556	41,820
Restructuring related charges	15,236	26,700	381
Less: Interest expense associated with Waltham, MA lease	(7,489)	(7,727)	(6,287)
Less: Gains on the purchase or sale of subsidiaries (3)	(47,945)	—	—
Include: Realized (losses) gains on certain currency derivatives not included in operating income (loss)	(11,445)	16,474	5,863
Adjusted NOP	$165,489	$95,725	$172,017
_________________
(1) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(2) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other".
(3) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 - "Goodwill or Gain from Bargain Purchase" for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the year ended June 30, 2018.

The table below sets forth net cash provided by operating activities and free cash flow for the years ended June 30, 2018, 2017 and 2016:

In thousands	Year Ended June 30,
	2018	2017	2016
Net cash provided by operating activities	$192,332	$156,736	$247,358
Purchases of property, plant and equipment	(60,930)	(74,157)	(80,435)
Purchases of intangible assets not related to acquisitions	(308)	(197)	(476)
Capitalization of software and website development costs	(40,847)	(37,307)	(26,324)
Payment of contingent consideration in excess of acquisition-date fair value (1)	49,241	—	8,613
Proceeds from insurance related to investing activities	—	—	3,624
Free cash flow	$139,488	$45,075	$152,360
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
Revenue Recognition. Our businesses generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, and order referral fees. We recognize revenue arising from sales of products and services, net of discounts and applicable indirect taxes, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, a product has been shipped or service rendered with no significant post-delivery obligation on our part, the net sales price is fixed or determinable and collection is reasonably assured. For arrangements with multiple deliverables, we allocate revenue to each deliverable based on the relative selling price for each deliverable. We determine the relative selling price using a hierarchy of (1) company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. Shipping, handling and processing charges billed to customers are included in revenue at the time of shipment or rendering of service. Revenues from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered.
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
We primarily issue performance share units, or PSUs, which are estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.
The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved.
In addition to service vesting and market condition requirements, we have certain PSUs that contain an additional performance condition, based on a multi-year performance target. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved. If we determine the awards are not probable at some point during the performance vesting period we would reverse any expense recognized to date. During fiscal 2018, we issued PSUs that contain a performance condition that we deemed probable of achievement and recognized $13,503 of expense. If the performance condition is determined to not be probable in a future period, we will reverse this expense in the period they are no longer considered probable.
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

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes. Stranded income tax effects in accumulated other comprehensive income or loss are released on an item-by-item basis based on when the applicable derivative is recognized in earnings.
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

We are required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment and during the year ended June 30, 2018, we recognized no impairments.
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
As of June 30, 2018, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2018, we had $432.4 million of variable-rate debt and $2.1 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $2.4 million over the next 12 months.
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
In addition, we elect to execute currency derivatives contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other (expense) income, net on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other (expense) income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying activity, for example, revenue.

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $51.1 million, $61.3 million and $21.3 million on our income before income taxes for the years ended June 30, 2018, 2017 and 2016, respectively.

Item 8. Financial Statements and Supplementary Data
CIMPRESS N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board and Shareholders of Cimpress N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cimpress N.V. and its subsidiaries as of June 30, 2018 and June 30, 2017, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of shareholders’ equity, and consolidated statements of cash flows for each of the three years in the period ended June 30, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 10, 2018

We have served as the Company’s auditor since 2014.

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$44,227	$25,697
Accounts receivable, net of allowances of $6,898 and $3,590, respectively	55,621	48,630
Inventory	60,602	46,563
Prepaid expenses and other current assets	78,846	78,835
Assets held for sale	—	46,276
Total current assets	239,296	246,001
Property, plant and equipment, net	483,664	511,947
Software and website development costs, net	56,199	48,470
Deferred tax assets	67,087	48,004
Goodwill	520,843	514,963
Intangible assets, net	230,201	275,924
Other assets	54,927	34,560
Total assets	$1,652,217	$1,679,869
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$152,436	$127,386
Accrued expenses	186,661	175,567
Deferred revenue	27,697	30,372
Short-term debt	59,259	28,926
Other current liabilities	54,971	78,435
Liabilities held for sale	—	8,797
Total current liabilities	481,024	449,483
Deferred tax liabilities	51,243	60,743
Lease financing obligation	102,743	106,606
Long-term debt	767,585	847,730
Other liabilities	69,524	94,683
Total liabilities	1,472,119	1,559,245
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	86,151	45,412
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,876,193 and 31,415,503 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,204,434 and 12,665,124 shares, respectively	(685,577)	(588,365)
Additional paid-in capital	395,682	361,376
Retained earnings	452,756	414,771
Accumulated other comprehensive loss	(69,814)	(113,398)
Total shareholders’ equity attributable to Cimpress N.V.	93,662	74,999
Noncontrolling interests (Note 14)	285	213
Total shareholders' equity	93,947	75,212
Total liabilities, noncontrolling interests and shareholders’ equity	$1,652,217	$1,679,869

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2018	2017	2016
Revenue	$2,592,541	$2,135,405	$1,788,044
Cost of revenue (1)	1,279,799	1,036,975	773,640
Technology and development expense (1)	245,758	243,230	210,080
Marketing and selling expense (1)	714,654	610,932	508,502
General and administrative expense (1)	176,958	207,569	145,844
Amortization of acquired intangible assets	49,881	46,145	40,563
Restructuring expense (1)	15,236	26,700	381
(Gain) on sale of subsidiaries	(47,545)	—	—
Impairment of goodwill and acquired intangible assets	—	9,556	30,841
Income (loss) from operations	157,800	(45,702)	78,193
Other (expense) income, net	(21,032)	10,362	26,098
Interest expense, net	(53,043)	(43,977)	(38,196)
Loss on early extinguishment of debt	(17,359)	—	—
Income (loss) before income taxes	66,366	(79,317)	66,095
Income tax expense (benefit)	19,578	(7,118)	15,684
Net income (loss)	46,788	(72,199)	50,411
Add: Net (income) loss attributable to noncontrolling interest	(3,055)	488	3,938
Net income (loss) attributable to Cimpress N.V.	$43,733	$(71,711)	$54,349
Basic net income (loss) per share attributable to Cimpress N.V.	$1.41	$(2.29)	$1.72
Diluted net income (loss) per share attributable to Cimpress N.V.	$1.36	$(2.29)	$1.64
Weighted average shares outstanding — basic	30,948,081	31,291,581	31,656,234
Weighted average shares outstanding — diluted	32,220,401	31,291,581	33,049,454
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2018	2017	2016
Cost of revenue	$361	$289	$72
Technology and development expense	10,580	8,724	5,892
Marketing and selling expense	6,683	4,857	1,591
General and administrative expense	31,515	28,500	16,273
Restructuring expense	1,327	6,257	—

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Net income (loss)	$46,788	$(72,199)	$50,411
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	35,148	(4,681)	(7,537)
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	11,521	(1,297)	(2,504)
Amounts reclassified from accumulated other comprehensive loss to net income (loss) on derivative instruments	(960)	1,369	1,587
Unrealized (loss) gain on available-for-sale-securities	—	(5,756)	517
Amounts reclassified from accumulated other comprehensive loss to net income (loss) for realized gains on available-for-sale securities	—	2,268	—
Gain on pension benefit obligation, net	357	2,194	561
Comprehensive income (loss)	92,854	(78,102)	43,035
Add: Comprehensive (income) loss attributable to noncontrolling interests	(5,421)	1,008	2,208
Total comprehensive income (loss) attributable to Cimpress N.V.	$87,433	$(77,094)	$45,243
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2015	44,080	$615	(10,878)	$(412,132)	$324,281	$435,052	$(98,909)	$248,907
Cumulative effect adjustment related to adoption of share-based compensation standard (ASU 2016-09)					546	2,000		2,546
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			120	5,199	(493)			4,706
Issuance of ordinary shares in conjunction with WIRmachenDRUCK acquisition			112	4,900	3,910			8,810
Restricted share units vested, net of shares withheld for taxes			180	3,857	(11,326)			(7,469)
Grant of restricted share awards			82	3,094	(3,094)			—
Share-based compensation expense					21,368			21,368
Purchase of ordinary shares			(2,160)	(153,467)				(153,467)
Redeemable noncontrolling interest accretion to redemption value						(4,919)		(4,919)
Net income attributable to Cimpress N.V.						54,349		54,349
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(917)	(917)
Unrealized gain on marketable securities							517	517
Foreign currency translation, net of hedges							(9,267)	(9,267)
Unrealized gain on pension benefit obligation, net of tax							561	561
Balance at June 30, 2016	44,080	$615	(12,544)	$(548,549)	$335,192	$486,482	$(108,015)	$165,725
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			319	6,949	(3,455)			3,494
Restricted share units vested, net of shares withheld for taxes			154	3,243	(10,576)			(7,333)
Share-based compensation expense					43,504			43,504
Purchase of ordinary shares			(594)	(50,008)				(50,008)
Net loss attributable to Cimpress N.V.						(71,711)		(71,711)
Redeemable noncontrolling interest accretion to redemption value					68			68
Reclassification of mandatorily redeemable noncontrolling interest					(3,357)			(3,357)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							72	72
Unrealized loss on marketable securities							(5,756)	(5,756)
Realized gain on sale of marketable securities							2,268	2,268
Foreign currency translation, net of hedges							(4,161)	(4,161)
Unrealized gain on pension benefit obligation, net of tax							2,194	2,194
Balance at June 30, 2017	44,080	$615	(12,665)	$(588,365)	$361,376	$414,771	$(113,398)	$74,999
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Cumulative effect adjustment related to adoption of income tax standard (ASU 2016-16)						(5,864)		(5,864)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			293	(3,174)	(4,999)			(8,173)
Restricted share units vested, net of shares withheld for taxes			63	840	(4,784)			(3,944)
Grant of restricted share awards			(2)	(168)				(168)
Share-based compensation expense					44,089			44,089
Purchase of ordinary shares			(895)	(94,710)				(94,710)
Net income attributable to Cimpress N.V.						43,733		43,733
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							10,561	10,561
Foreign currency translation, net of hedges							32,782	32,782
Unrealized gain on pension benefit obligation, net of tax							357	357
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Operating activities
Net income (loss)	$46,788	$(72,199)	$50,411
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	169,005	158,400	131,918
Impairment of goodwill and acquired intangible assets	—	9,556	30,841
Share-based compensation expense	50,466	48,627	23,772
Deferred taxes	(14,039)	(41,358)	(15,922)
Abandonment of long-lived assets	—	2,408	10,979
Gain on sale of subsidiaries	(47,545)	—	—
Loss on early extinguishment of debt	17,359	—	—
Change in contingent earn-out liability	1,774	39,377	—
Gain on sale of available-for-sale securities	—	(2,268)	—
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income (loss)	(15,540)	15,813	(8,163)
Payments of contingent consideration in excess of acquisition date fair value	(4,639)	—	(8,613)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	19,460	(5,690)	(9,199)
Other non-cash items	4,668	2,886	5,784
Gain on proceeds from insurance	—	—	(3,136)
Changes in operating assets and liabilities:
Accounts receivable	(5,123)	4,701	6,766
Inventory	(7,068)	(8,699)	(11)
Prepaid expenses and other assets	(2,472)	521	(7,668)
Accounts payable	21,782	25,332	25,670
Accrued expenses and other liabilities	(42,544)	(20,671)	13,929
Net cash provided by operating activities	192,332	156,736	247,358
Investing activities
Purchases of property, plant and equipment	(60,930)	(74,157)	(80,435)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	93,779	—	—
Business acquisitions, net of cash acquired	(110)	(204,875)	(164,412)
Purchases of intangible assets	(308)	(197)	(476)
Capitalization of software and website development costs	(40,847)	(37,307)	(26,324)
Proceeds from the sale of assets	886	4,513	—
Proceeds from insurance related to investing activities	—	—	3,624
Proceeds from sale of available-for-sale securities	—	6,346	—
Other investing activities	(3,064)	3,888	2,485
Net cash (used in) provided by investing activities	(10,594)	(301,789)	(265,538)
Financing activities
Proceeds from borrowings of debt	805,995	737,075	598,008
Proceeds from issuance of senior notes	400,000	—	—
Payments of debt	(974,781)	(539,913)	(430,622)
Payments for early redemption of senior notes	(275,000)	—	—
Payments of early redemption fees for senior notes	(14,438)	—	—
Payments of debt issuance costs	(10,629)	(229)	(70)
Payments of purchase consideration included in acquisition-date fair value	(2,105)	(539)	(7,330)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2018	2017	2016
Financing activities (continued)
Payments of withholding taxes in connection with equity awards	(19,698)	(14,568)	(7,467)
Payments of capital lease obligations	(17,618)	(15,887)	(13,933)
Purchase of ordinary shares	(94,710)	(50,008)	(153,467)
Purchase of noncontrolling interests	(1,144)	(20,230)	—
Proceeds from issuance of ordinary shares	11,981	6,192	4,705
Issuance of loans	(21,000)	—	—
Proceeds from sale of noncontrolling interest	35,390	—	—
Capital contribution from noncontrolling interest	—	1,404	5,141
Other financing activities	—	1,281	(303)
Net cash (used in) provided by financing activities	(177,757)	104,578	(5,338)
Effect of exchange rate changes on cash	2,507	788	(2,640)
Change in cash held for sale	12,042	(12,042)	—
Net increase (decrease) in cash and cash equivalents	18,530	(51,729)	(26,158)
Cash and cash equivalents at beginning of period	25,697	77,426	103,584
Cash and cash equivalents at end of period	$44,227	$25,697	$77,426

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56,614	$45,275	$37,623
Income taxes	32,278	49,342	19,750
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	—	—	19,264
Property and equipment acquired under capital leases	531	14,422	7,535
Amounts accrued related to business acquisitions	3,457	46,124	5,868
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2018, 2017 and 2016
(in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically-focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, packaging, apparel and other categories. We invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. Mass customization is a core element of the business model of each Cimpress business. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
2. Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Cimpress N.V., its wholly owned subsidiaries, entities in which we maintain a controlling financial interest, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we cannot exercise significant influence, and the related equity securities do not have a readily determinable fair value, are accounted for using the cost method and are included in other assets on the consolidated balance sheets.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $90 and $520 as of June 30, 2018 and 2017, respectively, and are included in other assets in the accompanying consolidated balance sheets.
Marketable Securities
We determine the appropriate classification of marketable securities at the date of purchase and reevaluate the classification at each balance sheet date. Our marketable securities are classified as "available-for-sale" and carried at fair value, with the unrealized gains and losses, net of taxes if applicable, reported as a separate component of accumulated other comprehensive loss. On December 22, 2016, we sold all of our Plaza Create Co. Ltd. common shares, which were classified as held for sale. We recognized a net gain of $2,268 as part of other (expense) income, net on our statement of operations for the year ended June 30, 2017. We did not sell marketable securities during the years ended June 30, 2018 or 2016.

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in fiscal 2018 or 2017 as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
Software and Web Site Development Costs
We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally over a three year period. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.
Amortization of previously capitalized amounts in the years ended June 30, 2018, 2017 and 2016 was $31,332, $24,571 and $14,355, respectively, resulting in accumulated amortization of $84,279 and $59,554 at June 30, 2018 and 2017, respectively.
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
For lease arrangements where we are deemed to be involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period. Accordingly, as the lessor incurs the construction project costs, the assets and corresponding financial obligation are recorded in our consolidated balance sheet. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as either an operating or capital lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the “sale-leaseback” criteria, the lease will be treated as a financing obligation and we will depreciate the asset over its estimated useful life for financial reporting purposes.

Insurance Recoveries
Insurance proceeds related to incurred losses are recognized when recovery is probable, while business interruption recoveries follow the gain contingency model and are recognized when realized or realizable and earned. During the years ended June 30, 2018, 2017 and 2016, we received insurance proceeds of $327, $829 and $11,943, respectively, which were used to offset any incurred losses, relating to the write-off of the net book value of damaged machinery, equipment and inventory and property-related cleanup costs, as well as claim preparation costs. We also recognized net gains within other (expense) income, net of $675, $807 and $3,947, respectively, which includes the recovery of business interruption lost profits and the recovery of the replacement value of damaged machinery and equipment in excess of carrying value. As of June 30, 2018, all of these claims are closed.
Intangible Assets
We capitalize the costs of purchasing patents from unrelated third parties and amortize these costs over the estimated useful life of the patent. The costs related to patent applications, pursuing others who we believe infringe on our patents, and defending against patent-infringement claims are expensed as incurred.

We record acquired intangible assets at fair value on the date of acquisition using the income approach to value the trade names, customer relationships and customer network and a replacement cost approach to value developed technology and our print network. The income approach calculates fair value by discounting the forecasted after-tax cash flows back to a present value using an appropriate discount rate. The baseline data for this analysis was the cash flow estimates used to price the transaction. We amortize such assets using the straight-line method over the expected useful life of the asset, unless another amortization method is deemed to be more appropriate. In estimating the useful life of the acquired assets, we reviewed the expected use of the assets acquired, factors that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.
We evaluate the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended June 30, 2017, we recognized a partial impairment charge for the acquired intangible assets of our Tradeprint reporting unit of $3,211. Refer to Note 8 for additional information. We recognized no impairment charges for acquired intangible assets in the other periods presented.
During the years ended June 30, 2017 and 2016 we committed to plans to abandon certain manufacturing equipment and recognized losses of $2,408 and $10,979, respectively. The related loss during the year ended June 30, 2017 was recognized in cost of revenue, technology and development expense, and restructuring expense for $1,119, $678, and $611, respectively, while the entire loss for the previous year was allocated to cost of revenue. We did not recognize any abandonment charges during the fiscal year ended June 30, 2018.
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

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of this analysis indicate that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test is required; otherwise, no further assessment is necessary. To perform the quantitative approach, we estimate the fair value of our reporting units using a discounted cash flow methodology. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then a second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. Refer to Note 8 for additional information.
Debt Issuance Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement on a straight-line basis through the maturity date of the related debt instrument. During the years ended June 30, 2018 and 2017, we capitalized debt issuance costs related to the refinancing of our senior secured credit facility and senior unsecured notes of $11,666 and $229, respectively. Amortization expense and the write-off of costs related to debt modifications are included in interest expense, net in the consolidated statements of operations and amounted to $1,821, $1,578, and $1,588, for the years ended June 30, 2018, 2017 and 2016, respectively. During the year ended June 30, 2018, we also expensed $2,921 of unamortized costs related to the extinguishment of our senior unsecured notes, which has been presented separately in the consolidated statements of operations as part of loss on early extinguishment of debt. Refer to Note 10 for additional information.

Unamortized debt issuance costs were $12,585 and $5,661 as of June 30, 2018 and 2017, respectively. When we make changes to our financing arrangements, we re-evaluate the capitalization of these costs which could result in the immediate recognition of any unamortized debt issuance costs in our statement of operations.
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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and cross-currency swap contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive loss, while any ineffective portion is recognized directly in earnings, as a component of other (expense) income, net. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation are considered net investment hedges which could include cross-currency swap and currency forward contracts. In hedging the currency exposure of a net investment in a foreign operation, the effective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive (loss) income as part of currency translation adjustment, while any ineffective portion is recognized directly in earnings, as a component of other (expense) income, net. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

We also enter into derivative contracts that are intended to economically hedge certain of our risks, even though we may not elect to apply hedge accounting or the instrument may not qualify for hedge accounting. When hedge accounting is not applied, the changes in the fair value of the derivatives are recorded directly in earnings as a component of other (expense) income, net.

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

Shareholders’ Equity

Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income (loss), unrealized gains and losses on marketable securities and derivatives, unrealized loss on pension benefit obligation, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive income.

Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and as consideration for some of our acquisition transactions. Upon issuance of treasury shares we determine the cost using the average cost method.

Revenue Recognition

Our businesses generate revenue primarily from the sale and shipping of customized manufactured products, as well as providing digital services, website design and hosting, email marketing services, order referral fees and other third party offerings. We recognize revenue arising from sales of products and services when we have persuasive evidence of an arrangement, the product has been shipped or service rendered with no significant post-delivery obligations on our part, the net sales price is fixed or determinable and collectability is reasonably assured. For subscription services we recognize revenue for the fees charged to customers ratably over the term of the service arrangement. Revenue is recognized net of discounts we offer to our customers as part of advertising campaigns. Revenue from sales of prepaid orders on our websites are deferred until shipment of fulfilled orders or until the prepaid service has been rendered.

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

For promotions through discount voucher websites, we recognize revenue on a gross basis, as we are the primary obligor, when redeemed items are shipped. As the vouchers do not expire, any unredeemed vouchers are recorded as deferred revenue. We recognize revenue on the portion of unredeemed vouchers when the likelihood of redemption becomes remote (referred to as "breakage"), and we determine there is no legal obligation to remit the value of the unredeemed coupons to government agencies. We estimate the breakage rate based upon the pattern of historical redemptions.

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

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. We capitalize direct response advertising, which consists of customized product sample mailings, and amortize over the expected future revenue stream. Amortization of capitalized advertising costs is determined using historical revenue data. The capitalized costs of direct response advertising are amortized, commencing with the date the product samples are mailed. Capitalized direct response advertising costs included in prepaid expenses and other current assets as of June 30, 2018 and June 30, 2017 was $4,220 and $4,861, respectively. These capitalized costs relate to direct response marketing initiatives of our National Pen business. As part of our adoption of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09) in the first quarter of fiscal 2019, these costs will no longer be capitalized as direct response advertising costs, and will be expensed as incurred. Refer below to the recently issued or adopted accounting pronouncements section for additional details relating to the new standard.

Advertising expense for the years ended June 30, 2018, 2017 and 2016 was $432,546, $363,936, and $305,701, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2018, 2017 and 2016 was $41,451,

$51,811, and $35,449, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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
Other (expense) income, net
The following table summarizes the components of other (expense) income, net:

	Year Ended June 30,
	2018	2017	2016
(Losses) gains on derivatives not designated as hedging instruments (1)	$(2,687)	$936	$14,026
Currency-related (losses) gains, net (2)	(19,500)	5,577	6,864
Other gains (3)	1,155	3,849	5,208
Total other (expense) income, net	$(21,032)	$10,362	$26,098
_____________________
(1) Primarily relates to both realized and unrealized (losses) gains on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the years ended June 30, 2018 and 2017 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized losses related to cross-currency swaps were $2,722, $3,737 and $1,991 for the years ended June 30, 2018, 2017 and 2016, respectively.
(3) The gains recognized during the years ended June 30, 2018 and 2016, were primarily related to insurance recoveries of $675 and $3,947, respectively. During the year ended June 30, 2017, we recognized a gain of $2,268 related to the sale of Plaza Create Co. Ltd. available for sale securities.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2018	2017	2016
Weighted average shares outstanding, basic	30,948,081	31,291,581	31,656,234
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	1,272,320	—	1,393,220
Shares used in computing diluted net income (loss) per share attributable to Cimpress N.V.	32,220,401	31,291,581	33,049,454
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress N.V.	2,291	21,978	35,725
______
(1) In the periods we report a net loss, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.
Compensation Expense

Share-based compensation
Compensation expense for all share-based awards is measured at fair value on the date of grant and recognized over the requisite service period. We recognize the impact of forfeitures as they occur. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options. The fair value of RSUs and RSAs is determined based on the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition. For awards that are ultimately settleable in cash, we treat as liability awards and mark the award to market each reporting period, recognizing any gain or loss in our statements of operations. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.
In addition to a service vesting and market condition (based on the three year moving average of the Cimpress share price) contained in our standard performance share units, we also issue awards that contain financial performance conditions. These awards with a discretionary performance condition are subject to mark-to-market accounting throughout the performance vesting period. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved. We are required to reassess the probability each reporting period. If we determine the awards are not probable at some point during the performance vesting period we would reverse any expense recognized to date.
Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2018 and 2017. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2018, 2017 and 2016.

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

Property, plant and equipment, net, included $111,926 and $116,045 as of June 30, 2018 and June 30, 2017, respectively, related to the building. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $115,312 and $119,176 as of June 30, 2018 and June 30, 2017, respectively.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16), which requires the recognition for income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We elected to early adopt the new standard during the first quarter of fiscal 2018, and recognized a reduction to prepaid and other current assets of $24,573, an increase in deferred tax assets of $18,710 and a cumulative-effect adjustment to retained earnings of $5,863. If we had not early adopted, the fiscal 2018 tax expense would be lower by $8,363.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. We elected to early adopt the new standard during the fourth quarter of fiscal 2018, and reclassified the income tax effects from accumulated other comprehensive income to retained earnings in the amount of $116. We do not expect any additional impacts from the new standard.
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
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation - Stock Compensation (Topic 718)," (ASU 2017-09), which clarifies the application of Topic 718 when accounting for changes in the terms and conditions of a share-based payment award. The new standard requires changes to the terms or conditions of a share-based payment award to be accounted for under modification accounting unless there is no change to the fair value, vesting conditions and classification of the award after modification. The amendment is effective for us and will be adopted on July 1, 2018. The amendment is to be applied prospectively, and we do not expect it to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash" (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for us and will be adopted on July 1, 2018. This amendment will affect the presentation of our statement of cash flows once adopted, and we do not expect it to have material impact on our consolidated financial statements.
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
We have completed our impact assessment of the new standard, which was performed on a business by business basis through a review of contract terms and material revenue streams. We have identified an impact related to direct-response advertising costs, which are costs currently capitalized and expensed based on the guidance outlined in ASC 340 - "Other Assets and Deferred Assets". The guidance included in ASC 340 has been eliminated, and under the new revenue standard these costs will be expensed as incurred because they do not meet the requirements for capitalization since they are not direct and incremental to obtaining a contract. We expect this change to impact the timing for a portion of advertising expenses within our National Pen business, but we do not expect it to have a material impact on our consolidated results. By applying the modified retrospective approach for implementing the standard, we expect to adjust approximately $3,800 of capitalized costs as of June 30, 2018 to retained earnings during the first quarter of fiscal 2019.
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
We are continuing to make changes to certain processes and internal controls, in order to address the impacts of the new standard, which we expect to finalize during the first quarter of fiscal 2019. Lastly, we are continuing to evaluate the disclosure requirements of the new standard.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$13,370	$—	$13,370	$—
Currency forward contracts	9,202	—	9,202	—
Currency option contracts	1,782	—	1,782	—
Total assets recorded at fair value	$24,354	$—	$24,354	$—

Liabilities
Cross-currency swap contracts	$(25,348)	$—	$(25,348)	$—
Currency forward contracts	(14,201)	—	(14,201)	—
Currency option contracts	(85)	—	(85)	—
Total liabilities recorded at fair value	$(39,634)	$—	$(39,634)	$—

	June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$1,717	$—	$1,717	$—
Total assets recorded at fair value	$1,717	$—	$1,717	$—

Liabilities
Interest rate swap contracts	$(483)	$—	$(483)	$—
Cross-currency swap contracts	(19,760)	—	(19,760)	—
Currency forward contracts	(14,700)	—	(14,700)	—
Currency option contracts	(651)	—	(651)	—
Contingent consideration	(5,453)	—	—	(5,453)
Total liabilities recorded at fair value	$(41,047)	$—	$(35,594)	$(5,453)
During the years ended June 30, 2018 and 2017, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.
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
Our acquisition of WIRmachenDRUCK on February 1, 2016 included a variable contingent payment up to €40,000 based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. During the fourth quarter of fiscal 2017, we determined it was reasonably certain, based on recent performance, that the maximum earn-out would be achieved. On January 2, 2018, we paid the maximum amount of €40,000 ($48,069 based on the exchange rate on the day of payment) and $5,951 of the amount paid is considered contingent consideration and included in the table below.

The following table represents the changes in fair value of Level 3 contingent consideration:

Total Contingent Consideration
Balance at June 30, 2016 (1)	$1,212
Fair value adjustment	4,030
Foreign currency impact	211
Balance at June 30, 2017 (1)	$5,453
Fair value adjustment	220
Cash payments	(5,951)
Foreign currency impact	278
Balance at June 30, 2018 (1)	$—
_____________________
(1) The contingent consideration relates to the WIRmachenDUCK earn-out arrangement, which was paid on January 2, 2018. As of June 30, 2017, contingent consideration was classified as a current liability on the consolidated balance sheet. As of June 30, 2016 the liability was classified as a long-term liability on the consolidated balance sheet.

As of June 30, 2018 and June 30, 2017, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2018 and June 30, 2017 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $839,429 and $882,578, respectively, and the fair value was $847,520 and $906,744, respectively. Our debt at June 30, 2018 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of six of our interest rate swap contracts was deemed to be ineffective during the year ended June 30, 2018 and during the year ended June 30, 2017 a portion of two of our interest rate swap contracts was deemed to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of June 30, 2018, we estimate that $730 of income will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2019. As of June 30, 2018, we had nine outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2018	$115,000
Contracts with a future start date	300,000
Total	$415,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of June 30, 2018, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2018, we estimate that $1,387 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2019.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of June 30, 2018, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We did not hold any ineffective cross-currency swaps during the years ended June 30, 2018, 2017 and 2016.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of June 30, 2018, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2018, 2017 and 2016, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of June 30, 2018, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$606,461	March 2017 through June 2018	Various dates through June 2020	518	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2018 and June 30, 2017. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$13,374	$(4)	$13,370	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(10,659)	—	(10,659)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(14,689)	—	(14,689)
Currency forward contracts	Other non-current assets	—	—	—	Other current liabilities / other liabilities	(13,387)	—	(13,387)
Total derivatives designated as hedging instruments		$13,374	$(4)	$13,370		$(38,735)	$—	$(38,735)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,433	$(1,231)	$9,202	Other current liabilities / other liabilities	$(1,080)	$266	$(814)
Currency option contracts	Other current assets / other assets	1,782	—	1,782	Other current liabilities / other liabilities	(85)	—	(85)
Total derivatives not designated as hedging instruments		$12,215	$(1,231)	$10,984		$(1,165)	$266	$(899)

	June 30, 2017
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$2,072	$(355)	$1,717	Other current liabilities / other liabilities	$(483)	$—	$(483)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(7,640)	—	(7,640)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(12,120)	—	(12,120)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(9,896)	—	(9,896)
Total derivatives designated as hedging instruments		$2,072	$(355)	$1,717		$(30,139)	$—	$(30,139)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(8,033)	$3,229	$(4,804)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(651)	—	(651)
Total derivatives not designated as hedging instruments		$—	$—	$—		$(8,684)	$3,229	$(5,455)
The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the years ended June 30, 2018, 2017 and 2016:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives
	Year Ended June 30,
	2018	2017	2016
Derivatives in cash flow hedging relationships
Interest rate swaps	$8,545	$2,287	$(1,736)
Cross-currency swaps	2,976	(3,584)	(769)
Derivatives in net investment hedging relationships
Cross-currency swaps	(1,476)	(3,721)	2,951
Currency forward contracts	(3,490)	(8,362)	(81)
	$6,555	$(13,380)	$365

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2018, 2017 and 2016:

Details about Accumulated Other Comprehensive Loss Components	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2018	2017	2016
Derivatives in cash flow hedging relationships
Interest rate swaps	$70	$(205)	$(947)	Interest expense, net
Cross-currency swaps	(1,379)	(1,621)	(1,171)	Other (expense) income, net
Total before income tax	(1,309)	(1,826)	(2,118)	Income (loss) before income taxes
Income tax	349	457	531	Income tax expense
Total	$(960)	$(1,369)	$(1,587)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income (Loss)			Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Year Ended June 30,
	2018	2017	2016
Derivatives not designated as hedging instruments
Currency contracts	$(2,942)	$663	$14,037	Other (expense) income, net
Interest rate swaps	255	273	(11)	Other (expense) income, net
	$(2,687)	$936	$14,026

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $1,371, $(710), and $293 for the years ended June 30, 2018, 2017 and 2016:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2015	$(1,405)	$2,971	$(3,112)	$(97,363)	$(98,909)
Other comprehensive income (loss) before reclassifications	(2,504)	517	561	(9,267)	(10,693)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1,587	—	—	—	1,587
Net current period other comprehensive income (loss)	(917)	517	561	(9,267)	(9,106)
Balance as of June 30, 2016	(2,322)	3,488	(2,551)	(106,630)	(108,015)
Other comprehensive income (loss) before reclassifications	(1,297)	(5,756)	2,194	(4,161)	(9,020)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	1,369	2,268	—	—	3,637
Net current period other comprehensive income (loss)	72	(3,488)	2,194	(4,161)	(5,383)
Balance as of June 30, 2017	(2,250)	—	(357)	(110,791)	(113,398)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	(116)	—	—	—	(116)
Other comprehensive income (loss) before reclassifications	11,521	—	59	32,782	44,362
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(960)	—	298	—	(662)
Net current period other comprehensive income (loss)	10,561	—	357	32,782	43,700
Balance as of June 30, 2018	$8,195	$—	$—	$(78,009)	$(69,814)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2018, 2017 and 2016, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $22,014, $17,048, and $4,965 respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2018	2017
Land improvements	10 years	$3,440	$2,235
Building and building improvements	10 - 30 years	310,947	319,822
Machinery and production equipment	4 - 10 years	299,760	274,813
Machinery and production equipment under capital lease	4 - 10 years	67,702	54,673
Computer software and equipment	3 - 5 years	166,523	165,812
Furniture, fixtures and office equipment	5 - 7 years	43,010	41,612
Leasehold improvements	Shorter of lease term or expected life of the asset	53,753	51,582
Construction in progress		11,734	12,240
		956,869	922,789
Less accumulated depreciation, inclusive of assets under capital lease		(505,803)	(443,273)
		451,066	479,516
Land		32,598	32,431
Property, plant, and equipment, net		$483,664	$511,947
Depreciation expense, inclusive of assets under capital leases, totaled $87,956, $87,145, and $76,435 for the years ended June 30, 2018, 2017 and 2016, respectively.
7. Business Combinations and Divestitures
Fiscal 2018 divestiture
Divestiture of Albumprinter
On August 31, 2017 we sold our Albumprinter business, including FotoKnudsen AS, for a total of €78,382 ($93,071 based on the exchange rate as of the date of sale) in cash, net of transaction costs and cash divested (after $11,874 in pre-closing dividends). As a result of the sale, we recognized a gain of $47,545, net of transaction costs, within our consolidated statement of operations for the year ended June 30, 2018. In connection with the divestiture, we entered into an agreement with Albumprinter under which Albumprinter will continue to fulfill photo book orders for our Vistaprint business. Additionally, we agreed to provide Albumprinter with certain transitional support services for a period of up to one year from the date of the sale.

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
The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed (1):
Cash and cash equivalents	$8,337	n/a
Accounts receivable, net	20,921	n/a
Inventory	19,854	n/a
Other current assets	11,281	n/a
Property, plant and equipment, net	29,472	n/a
Other non-current assets	1,270	n/a
Accounts payable	(12,590)	n/a
Accrued expenses	(17,805)	n/a
Other current liabilities	(908)	n/a
Deferred tax liabilities	(3,255)	n/a
Long-term liabilities	(9,665)	n/a
Identifiable intangible assets:
Developed Technology	19,000	6
Trade Name	33,000	11
Customer Relationships	56,000	7
Goodwill	57,720	n/a
Total purchase price	$212,632

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

In addition, we agreed to a sliding scale earn-out of up to €40,000 ($43,395 based on the exchange rate as of the date of acquisition) based on the achievement of a cumulative gross profit target for calendar years 2016 and 2017. The maximum earn-out was paid in cash during the third quarter of 2018. Refer to Note 9 for additional discussion relating to the earn-out arrangement.

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

Other fiscal 2016 acquisitions
During fiscal 2016, we acquired two businesses that were not material to our results either individually or in the aggregate. Complementing our Upload and Print segment, we acquired all of the outstanding capital stock of Tradeprint Distribution Limited (formerly known as Fairprint Distribution Limited) and Litotipografia Alcione S.r.l. on July 31, 2015 and July 29, 2015, respectively. The aggregate consideration for these two acquisitions was $25,547, net of cash acquired. The consideration was allocated to the fair value of the assets acquired and liabilities assumed based on estimated fair values as of the respective acquisition dates. The aggregate allocation to goodwill, intangible assets, and net tangible assets was $9,571, $14,359 and $1,617, respectively. During the third quarter of fiscal 2017 we recognized a charge for the full impairment of goodwill and a portion of the intangible assets related to the Tradeprint reporting unit. Refer to our discussion in Note 8 for additional details of the impairment loss.
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

8. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2018 and June 30, 2017 is as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2016	$121,752	$319,373	$—	$24,880	$466,005
Acquisitions (1)	—	—	57,720	—	57,720
Impairments (2)	—	(6,345)	—	—	(6,345)
Adjustments (3)(4)	23,200	(228)	(23,200)	(13,540)	(13,768)
Effect of currency translation adjustments (5)	2,255	9,005	—	91	11,351
Balance as of June 30, 2017	147,207	321,805	34,520	11,431	514,963
Adjustments	(58)	—	(86)	—	(144)
Effect of currency translation adjustments (5)	(942)	6,966	—	—	6,024
Balance as of June 30, 2018	$146,207	$328,771	$34,434	$11,431	$520,843
_________________
(1) Refer to Note 7 for additional details related to our acquisitions.
(2) In fiscal 2017 we recorded an impairment charge of $6,345 related to our Tradeprint reporting unit. See below for additional details.
(3) We allocated $23,200 of goodwill to the Vistaprint segment for certain synergies that are expected to be realized by the Vistaprint segment as a result of the National Pen acquisition. Refer to Note 7 for additional details.
(4) Our Albumprinter business, part of our All Other Businesses reportable segment, was reclassified as held for sale on the consolidated balance sheet at June 30, 2017. The Albumprinter business was sold during the first quarter of fiscal 2018. Refer to Note 7 for additional details.
(5) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.

Impairment Review
Fiscal 2018
For our annual goodwill impairment test as of May 31, 2018, we evaluated each of our ten reporting units with goodwill individually. We considered the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. After performing this qualitative assessment for seven of our reporting units, we determined that there was no indication the carrying values of those reporting units exceeded their respective fair values.
Some of our reporting units are early-stage businesses that are subject to high degrees of risk and their business models continually evolve as they seek to establish foundations in large markets, resulting in greater volatility in their actual results and forecasted future results. We have a number of investments that fit this profile and we expect this type of volatility to prompt a quantitative analysis in our goodwill impairment testing from time to time. We performed a quantitative analysis for three such reporting units during this testing cycle in order to gain additional assurance there were no impairments. We estimated the fair value of each reporting unit, using the income approach, which was determined based on the present value of estimated future cash flows. The cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration recent business and market trends. The discount rates used were based on the weighted-average cost of capital adjusted for the related business-specific risks. For each of these reporting units, we compared the estimated fair value to the carrying value, and considered the estimated level of headroom. Based on the substantial level of headroom associated with each of these reporting units, we concluded there was no impairment. As a result of these qualitative and quantitative tests, there have been no identified impairments for the year ended June 30, 2018.

Fiscal 2017
During the third quarter fiscal 2017, we changed the composition of our Tradeprint reporting unit (a part of our Upload and Print reportable segment). This change, when combined with an updated profit outlook that was lower than originally forecasted as of the acquisition date, indicated that it was more likely than not that the fair value of the reporting unit was below the carrying amount.
    As required, prior to performing the quantitative goodwill impairment test, we first evaluated the recoverability of the Tradeprint long-lived assets as the change in expected long-term cash flows was indicative of a potential impairment. We performed the recoverability test using undiscounted cash flows for our Tradeprint asset group and concluded that an impairment of long-lived assets existed. We proceeded to estimate the fair value the assets, using an income and cost approach based on market participant assumptions and recognized a partial impairment charge for our acquired intangible assets of $3,211.
Subsequent to performing the long-lived asset impairment test, we performed our goodwill impairment test which resulted in an additional impairment charge of the total goodwill of the Tradeprint reporting unit of $6,345. In order to execute the quantitative goodwill impairment test, we compared the fair value of the Tradeprint reporting unit to its carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believed the income approach most appropriately measured our income producing assets. We considered using the market approach but concluded it was not appropriate in valuing this particular reporting unit given the lack of relevant market comparisons available for application of the market approach. The cash flow projections in the Tradeprint fair value analysis are based on management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate is based on a weighted average cost of capital (“WACC”), which represented the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC of 11.5% used to test the Tradeprint goodwill was derived from a group of comparable companies.
Acquired Intangible Assets

	June 30, 2018			June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$99,102	$(23,821)	$75,281	$97,728	$(14,839)	$82,889
Developed technology	55,460	(39,218)	16,242	55,423	(28,943)	26,480
Customer relationships	182,545	(70,655)	111,890	179,715	(44,475)	135,240
Customer network and other	16,289	(8,312)	7,977	16,291	(6,185)	10,106
Print network	25,716	(6,905)	18,811	25,171	(3,962)	21,209
Total intangible assets	$379,112	$(148,911)	$230,201	$374,328	$(98,404)	$275,924
Acquired intangible assets amortization expense for the years ended June 30, 2018, 2017 and 2016 was$49,881, $46,145 and $40,563. During the year ended June 30, 2018, the increase in acquired intangible asset amortization is primarily related to our fiscal 2017 acquisition of National Pen. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

2019	$42,582
2020	37,967
2021	37,859
2022	36,297
2023	28,386
$183,091

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2018	June 30, 2017
Compensation costs	$57,024	$54,487
Income and indirect taxes	33,557	34,469
Advertising costs	28,140	26,641
Production costs	8,903	7,472
Shipping costs	5,241	6,651
Sales returns	5,076	4,474
Purchases of property, plant and equipment	4,489	3,786
Professional fees	3,802	3,021
Interest payable	1,653	5,263
Other	38,776	29,303
Total accrued expenses	$186,661	$175,567
Other current liabilities included the following:

	June 30, 2018	June 30, 2017
Short-term derivative liabilities	$31,054	$7,243
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	10,747	11,573
Contingent earn-out liability (1)	—	44,049
Mandatorily redeemable noncontrolling interest (2)	—	901
Other	601	2,100
Total other current liabilities	$54,971	$78,435
Other liabilities included the following:

	June 30, 2018	June 30, 2017
Long-term capital lease obligations	$16,883	$28,306
Long-term derivative liabilities	10,080	31,936
Mandatorily redeemable noncontrolling interest (2)	4,366	2,456
Other (3)	38,195	31,985
Total other liabilities	$69,524	$94,683
_______________________
(1) On January 2, 2018, we paid the WIRmachenDRUCK contingent earn-out liability, refer to the summary below for additional details.
(2) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. The short-term liability as of June 30, 2017 was redeemed during the fourth quarter of fiscal 2018. Refer to Note 15 for additional details.
(3) As of June 30, 2018 and 2017, other liabilities includes $15,464 and $8,713, respectively, related to share-based compensation awards associated with our investment in Printi LLC. Refer to Note 15 for additional details.
Contingent earn-out liability
Under the original terms of the WIRmachenDRUCK earn-out arrangement, a portion of the earn-out attributed to the minority selling shareholders was included as a component of purchase consideration as of the acquisition date, with any subsequent changes to fair value recognized within general and administrative expense. This earn-out was previously calculated on a sliding scale, based on the achievement of cumulative gross profit against a predetermined target. The liability represented the present value of the agreed payment amount as of the respective date. We recognized $1,774, $32,550 and $1,961 of expense during the years ended June 30, 2018, 2017 and 2016, respectively, as part of general and administrative expense. We paid the maximum amount on January 2, 2018. Refer to Note 3 of the consolidated financial statements for additional details of this payment.

10. Debt

	June 30, 2018	June 30, 2017
Senior secured credit facility	$432,414	$600,037
7.0% Senior unsecured notes due 2026 (1)	400,000	—
7.0% Senior unsecured notes due 2022 (1)	—	275,000
Other	7,015	7,541
Debt issuance costs and debt discounts (2)	(12,585)	(5,922)
Total debt outstanding, net	826,844	876,656
Less: short-term debt (3)	59,259	28,926
Long-term debt	$767,585	$847,730
_____________________
(1) On June 15, 2018, we completed a debt offering of $400,000 in aggregate principal amount of 7.0% senior notes due 2026. We used a portion of the net proceeds of this offering to extinguish the $275,000 of senior notes due 2022 and fund the satisfaction of the indenture governing those notes.
(2) During the year ended June 30, 2018, we capitalized $11,666 in debt issuance costs, which related to the private placement of our 7.0% senior unsecured notes due 2026, as well as the amendment to our senior secured credit facility. We wrote-off $3,164 of unamortized costs related to the redemption of our 7.0% Senior unsecured notes due 2022 and amendment to our senior unsecured credit facility. Refer below for additional details.
(3) Balances as of June 30, 2018 and June 30, 2017 are inclusive of short-term debt issuance costs and debt discounts of $2,012 and $1,693, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2018, we were in compliance with all financial and other covenants related to our debt.
Indenture and Senior Unsecured Notes
On June 15, 2018, we completed a private placement of $400,000 in aggregate principal amount of 7.0% senior unsecured notes due 2026 (the “2026 Notes”). We issued the 2026 Notes pursuant to a senior notes indenture dated as of June 15, 2018, among Cimpress N.V., our subsidiary guarantors, and MUFG Union Bank, N.A., as trustee (the "Indenture"). We used a portion of the net proceeds from the 2026 Notes to redeem all of the outstanding 7.0% senior unsecured notes due 2022 at a redemption price equal to 105.25% of the principal amount and all accrued unpaid interest. As a result of the redemption, we incurred a loss on the extinguishment of debt of $17,359, which included the early redemption premium of $14,438 and the write-off of unamortized debt issuance costs of $2,921. The remaining proceeds were used to repay a portion of the indebtedness outstanding under our revolving credit facility and pay all related fees and expenses.
The 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2018, to the holders of record of the 2026 Notes at the close of business on June 1 and December 1, respectively, preceding such interest payment date.

The 2026 Notes are senior unsecured obligations and rank equally in right of payment to all our existing and future senior unsecured debt and senior in right of payment to all of our existing and future subordinated debt. The Notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Subject to certain exceptions, each of our existing and future subsidiaries that is a borrower under or guarantees our senior secured credit facilities will guarantee the 2026 Notes.
The indenture under which the 2026 Notes are issued contains various covenants, including covenants that, subject to certain exceptions, limit our and our restricted subsidiaries’ ability to incur and/or guarantee additional debt; pay dividends, repurchase shares or make certain other restricted payments; enter into agreements limiting dividends and certain other restricted payments; prepay, redeem or repurchase subordinated debt; grant liens on assets; enter into sale and leaseback transactions; merge, consolidate or transfer or dispose of substantially all of our consolidated assets; sell, transfer or otherwise dispose of property and assets; and engage in transactions with affiliates.

We have the right to redeem, at any time prior to June 15, 2021, some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the Indenture, plus, in each case, accrued and unpaid interest to, but not including, the redemption date. In addition, we have the right to redeem, at any time prior to June 15, 2021, up to 40% of the aggregate outstanding principal amount of the 2026 Notes at a redemption price equal to 107% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. At any time on or after June 15, 2021, we may redeem some or all of the Notes at the redemption prices specified in the Indenture, plus accrued and unpaid interest to, but not including, the redemption date.
Senior Secured Credit Facility
On June 14, 2018, we entered into an amendment to our senior secured credit facility resulting in an increase to aggregate loan commitments under the credit agreement to a total of $1,128,172. The amendment also extended the tenor of our borrowings to a maturity date of June 14, 2023 and changed some additional terms.
As of June 30, 2018, we have a committed credit facility of $1,124,422 as follows:

•	Revolving loans of $839,422 with a maturity date of June 14, 2023

•	Term loan of $285,000 amortizing over the loan period, with a final maturity date of June 14, 2023
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates prior to and after the amendment depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of June 30, 2018, the weighted-average interest rate on outstanding borrowings was 3.77%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of June 30, 2018.
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of certain fundamental organizational changes or intercompany activities, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2023. The credit agreement also contains financial covenants calculated on a trailing twelve month, or TTM, basis that:

•
our consolidated leverage ratio, which is the ratio of our consolidated indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 4.75, but may, on no more than three occasions during the term of the Credit Agreement, be increased to 5.00 for four consecutive quarters for certain permitted acquisitions;

•
our senior secured leverage ratio, which is the ratio of our consolidated senior secured indebtedness (*) to our TTM consolidated EBITDA (*), will not exceed 3.25 to 1.00, but may, on no more than three occasions during the term of the Credit Agreement, be increased to 3.50 for four consecutive quarters for certain permitted acquisitions.

•	our interest coverage ratio, which is the ratio of our consolidated EBITDA (*) to our consolidated interest expense, will be at least 3.00.
(*) The definitions of EBITDA and consolidated indebtedness are maintained in our credit agreement included as an exhibit to our Form 8-K filed on June 18, 2018.
Other debt
Other debt consists primarily of term loans acquired through our various acquisitions. As of June 30, 2018 and June 30, 2017 we had $7,015 and $7,541, respectively, outstanding for those obligations that are payable through September 2024.

11. Shareholders’ Equity
Treasury shares

On March 22, 2017, we announced that our Supervisory Board authorized the purchase of up to 6,300,000 of our ordinary shares and during the year ended June 30, 2018, we purchased 452,820 shares under this authorization for a cost of $40,674. On November 14, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our ordinary shares, which replaced the previous authorization. During the year ended June 30, 2018, we purchased 442,557 shares under this authorization for a cost of $54,036.
Share-based awards

The 2016 Performance Equity Plan (the "2016 Plan") became effective upon shareholder approval on May 27, 2016 and allows us to grant PSUs, entitling the recipient to receive Cimpress ordinary shares based upon continued service to Cimpress and the achievement of objective, predetermined appreciation of Cimpress' three-year moving average share price. We may grant PSUs under the 2016 Plan to our employees, officers, directors (including members of the Management and Supervisory Boards), consultants, and advisors. Subject to adjustment in the event of stock splits, stock dividends and other similar events, we may make awards under the 2016 Plan for up to 8,000,000 of our ordinary shares.
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
An aggregate of 8,771,434 ordinary shares were available for future awards under all of our share-based award plans as of June 30, 2018. For PSUs under our 2016 Plan, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. A combination of new shares and treasury shares has historically been used in fulfillment of our share based awards.
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

We did not grant any share options in fiscal 2018 or 2017. Weighted-average values used for option awards in fiscal 2016 were as follows:

Year Ended June 30,
2016
Risk-free interest rate	1.84%
Expected dividend yield	—%
Expected term (years)	6.00
Expected volatility	47%
Weighted average fair value of options granted	$38.18
A summary of our share option activity and related information for the year ended June 30, 2018 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	2,138,426	$46.68	2.6
Granted	—	—
Exercised	(485,323)	39.63
Forfeited/expired	(1,795)	57.67
Outstanding at the end of the period	1,651,308	$48.74	1.9	$158,887
Exercisable at the end of the period	1,563,489	$48.64	1.9	$150,589
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2018. The total intrinsic value of options exercised during the fiscal years ended June 30, 2018, 2017 and 2016 was $46,853, $25,566, and $5,494, respectively.
Performance share units - 2016 Performance Equity Plan

We began granting PSUs under our 2016 Plan during the first quarter of fiscal 2017. The PSU awards entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the number of units, based upon continued service to Cimpress and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price that will be assessed annually in years 6 - 10 following the grant date. The fair value of the PSUs is based on a Monte Carlo simulation, and the resulting expense is recognized on an accelerated basis over the requisite service period.

During the first quarter of fiscal 2018, we issued supplemental performance share unit awards to certain members of management. In addition to a service vesting and market condition (based on the three year moving average of the Cimpress share price) contained in our PSUs, these supplemental awards also contain a multi-year financial performance condition. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, the awards are subject to mark-to-market accounting throughout the three year performance vesting period. As of June 30, 2018, we concluded that the achievement of the performance condition is probable.

A summary of our PSU activity and related information for the fiscal year ended June 30, 2018 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	375,038	$123.06
Granted	361,582	115.02
Vested and distributed	—	—
Forfeited	(55,857)	120.04
Outstanding at the end of the period	680,763	$119.04	$98,683
The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2018 and 2017, was $115.02 and $123.51, respectively. The total intrinsic value of PSUs outstanding at the fiscal years ended June 30, 2018 and 2017, was $98,683 and $35,452, respectively. As of June 30, 2018, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 1,701,908 shares.
Restricted share units

The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 2 years for non-employee directors and over 4 years for employees. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable. As of June 30, 2018, we had 156,000 RSUs outstanding that were subject to various performance conditions. In July 2018, 140,000 of these RSUs were forfeited and the remaining shares vested during that period.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2018 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	334,370	$74.57
Granted	—	—
Vested and distributed	(98,039)	69.03
Forfeited	(26,463)	78.39
Unvested at the end of the period	209,868	$76.67	$30,422
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2017 and 2016 was $97.25 and $75.63, respectively. We did not grant any RSUs during the fiscal year ended June 30, 2018. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2018, 2017 and 2016 was $11,581, $21,130 and $21,810, respectively.
Restricted share awards
As part of our acquisition of Tradeprint during the first quarter of fiscal 2016, we issued 65,050 restricted ordinary shares. The fair value of the RSAs was determined based on our share price on the date of grant and is recognized as share-based compensation expense over the applicable service period. These awards generally vest over a 2 to 4 year period.

A summary of our RSA activity and related information for the fiscal year ended June 30, 2018 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	12,437	$64.53
Granted	—	—
Vested and distributed	(4,146)	64.53
Forfeited	—	—
Unvested at the end of the period	8,291	$64.53	$1,202
Share-based compensation
Total share-based compensation costs were $50,466, $48,627 and $23,828 for the years ended June 30, 2018, 2017 and 2016, respectively, and we elected to recognize the impact of forfeitures as they occur. During the year ended June 30, 2018, we recognized $13,503 of share-based compensation expense related to the supplemental performance units issued during fiscal 2018.
From time to time we issue awards that are considered liability-based awards as they are settleable in cash. As of June 30, 2018, we have a liability-based award associated with our Printi LLC investment, accrued as part of other liabilities in the amount of $15,464. Refer to Note 15 for additional details.
Share-based compensation costs capitalized as part of software and website development costs were $1,607, $1,546 and $832 for the years ended June 30, 2018, 2017 and 2016, respectively.
As of June 30, 2018, there was $36,213 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.
12. Employees’ Savings Plans
Defined contribution plans
We maintain certain government-mandated and defined contribution plans throughout the world. Our most significant defined contribution retirement plans are in the U.S. and comply with Section 401(k) of the Internal Revenue Code. We offer eligible employees in the U.S. the opportunity to participate in one of these plans and match most employees' eligible contributions at various rates subject to service vesting as specified in each of the related plan documents.
We expensed $11,723, $11,691 and $9,073 for our government-mandated and defined contribution plans in the years ended June 30, 2018, 2017 and 2016, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2018 and 2017, the plan had an unfunded net pension obligation of approximately $1,268 and $1,658, respectively, and plan assets which totaled approximately $3,050 and $3,920, respectively. For the years ended June 30, 2018, 2017 and 2016 we recognized expense totaling $55, $1,191, and $1,820, respectively, related to our Swiss plan.

13. Income Taxes
The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2018	2017	2016
U.S.	$9,183	$13,390	$23,057
Non-U.S.	57,183	(92,707)	43,038
Total	$66,366	$(79,317)	$66,095
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2018	2017	2016
Current:
U.S. Federal	$446	$(1,144)	$7,915
U.S. State	(117)	1,344	116
Non-U.S.	33,065	26,191	23,164
Total current	33,394	26,391	31,195
Deferred:
U.S. Federal	(6,673)	(1,999)	(2,353)
U.S. State	2,306	(1,497)	13
Non-U.S.	(9,449)	(30,013)	(13,171)
Total deferred	(13,816)	(33,509)	(15,511)
Total	$19,578	$(7,118)	$15,684

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2018	2017	2016
U.S. federal statutory income tax rate	28.0%	35.0%	35.0%
State taxes, net of federal effect	(2.4)	(0.1)	0.1
Tax rate differential on non-U.S. earnings	(1.3)	(15.5)	(35.7)
Goodwill impairment	—	(1.6)	16.1
Gain on sale of subsidiary	4.0	0.4	—
Compensation related items	(15.1)	7.4	(2.2)
Change in valuation allowance	6.7	(21.9)	26.9
Nondeductible acquisition-related payments	3.6	(18.0)	4.0
U.S. tax reform	10.4	—	—
Notional interest deduction (Italy)	(1.9)	5.0	(5.3)
Net tax benefit on intellectual property transfer	—	13.8	(17.7)
Bonus depreciation	(1.9)	0.5	—
Tax on unremitted earnings	0.7	(1.6)	4.6
Nondeductible interest expense	2.9	(1.3)	0.2
Tax credits and incentives	(4.8)	7.1	(4.0)
Other	0.6	(0.2)	1.7
Effective income tax rate	29.5%	9.0%	23.7%

For the year ended June 30, 2018, our U.S. federal statutory tax rate was reduced from 35% to 28% as a result of the passage of U.S. tax reform during our second quarter of fiscal year 2018. Our effective tax rate for the year was slightly above our U.S. federal statutory tax rate primarily as a result of one-time tax adjustments described below. Excluding these adjustments, our effective tax rate would have been lower than the U.S. federal statutory tax rate primarily due to the majority of our pretax income being earned in jurisdictions outside the U.S. where the applicable tax rates are lower than the U.S. federal statutory tax rate. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Canada, France, Germany, Ireland, Italy, the Netherlands, Spain and Switzerland. The applicable tax rates in these jurisdictions range from 10% - 34%. The total tax rate benefit from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.

For the year ended June 30, 2018, our effective tax rate was 29.5% as compared to the prior year effective tax rate of 9.0%. The increase in our effective tax rate as compared to the prior year is primarily due to a less favorable geographic mix on increased profits, the unfavorable impact to our deferred tax assets as a result of U.S. tax reform, and the adoption of ASU 2016-16 that is described further below. If we had not adopted ASU 2016-16 in fiscal year 2018, tax expense would have been lower by $8,363. In addition, we recognized a reduction to our deferred tax assets of $4,908 related to expected future changes to our U.S. state apportionment. These impacts were offset by increased share based compensation tax benefits of $12,802 as compared to $8,003 in fiscal 2017. Our fiscal year 2017 effective tax rate was lower than fiscal year 2016 due primarily to a consolidated loss and more favorable geographical mix of earnings in fiscal 2017 as compared to fiscal 2016. In addition, we recorded a larger goodwill impairment charge in fiscal year 2016 as compared to fiscal year 2017, which is non-deductible for tax purposes. This was offset by increased nondeductible acquisition-related charges in fiscal year 2017 as compared to fiscal year 2016.

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act, ("The Act"), was signed into law, resulting in significant changes to U.S. federal tax law for corporations. Among these changes was the immediate reduction in the federal statutory tax rate from 35% to 21%. The impact of The Act to our fiscal 2018 tax provision was $5,752 of additional tax expense, primarily due to a one-time reduction to our existing U.S. deferred tax assets. In addition, we expect some impact on our future taxes as it relates to certain other aspects of The Act, including limitations on the deductibility of executive share-based compensation awards, U.S. interest expense and meals and entertainment expenses as well as immediate expensing of certain fixed assets. Due to our current operating structure, we expect many of the international aspects of The Act will have little to no effect on our tax balances in the future including, but not limited to, the mandatory one-time deemed repatriation tax on accumulated non-U.S. earnings ("Transition Tax") and the base-erosion anti-avoidance tax on excessive payments to non-U.S. related parties ("BEAT").

In response to The Act, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 ("SAB 118"), to address the application of U.S. GAAP in situations where a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Act. SAB 118 allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Our tax balances have been adjusted based upon our interpretation of The Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of The Act, changes in assumptions made by Cimpress, and actions Cimpress may take as a result of The Act. There have been no material changes to our tax balances as of June 30, 2018 as a result of changes to our interpretation of nor the issuance of new guidance on The Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.
In the first quarter of fiscal year 2018, we elected to early adopt ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires the immediate recognition for income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. Under the prior accounting rules, any resulting gain or loss and immediate tax impact on an intra-entity transfer is eliminated and not recognized in the consolidated financial statements. Instead, the tax effects are deferred and recognized over the economic lives of the transferred assets. The adoption of ASU 2016-16 has a significant impact to our tax balances, primarily as it relates to transfers of intellectual property from subsidiaries within the Cimpress group to our subsidiary based in Switzerland. Our subsidiary based in Switzerland is entitled to amortize the fair market value of the intellectual property received over five years for Swiss tax purposes. Following the adoption of ASU 2016-16, we eliminated $24,573 of tax assets associated with the deferred tax costs of the transferor entities and recorded $18,710 of deferred tax asset for the unamortized value of intellectual property of our subsidiary in Switzerland, with a cumulative-effect adjustment to retained earnings of $5,863. The intellectual property amortization will reduce our deferred tax asset and will no longer impact our effective tax rate in fiscal 2018 and beyond. The net tax benefit recognized under the prior accounting associated with the amortization of the intellectual property was $12,926 and $12,764 in fiscal years 2017 and 2016, respectively and is included in the line "Net tax benefit on intellectual property transfer" in the above tax rate reconciliation table.
In fiscal 2016 we adopted ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting." This resulted in tax benefits of $12,802, $8,003 and $3,456 recognized in income tax expense (benefit) in the consolidated statement of operations for the years ended June 30, 2018, 2017 and 2016, respectively, which previously would have been recognized in additional paid-in capital in the consolidated balance sheet.
In fiscal 2012, one of our subsidiaries purchased certain intellectual property and intangible assets of Webs, Inc. We elected to fund the transfer of these assets using an installment obligation payable over a 7.5-year period, and accordingly we recorded a deferred tax liability for the entire tax liability owed but not yet paid as of the date of the transaction. Refer to Note 17 for additional information regarding this obligation.

Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2018 and 2017:

	Year Ended June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$94,925	$85,728
Depreciation and amortization	3,211	2,331
Accrued expenses	6,023	6,478
Share-based compensation	17,194	20,999
Credit and other carryforwards	6,649	2,688
Derivative financial instruments	7,552	7,121
Other	3,206	3,060
Subtotal	138,760	128,405
Valuation allowance	(58,716)	(56,953)
Total deferred tax assets	80,044	71,452
Deferred tax liabilities:
Depreciation and amortization	(54,102)	(71,477)
IP installment obligation	(2,103)	(6,460)
Tax on unremitted earnings	(4,592)	(4,374)
Derivative financial instruments	(1,034)	—
Other	(2,369)	(1,880)
Total deferred tax liabilities	(64,200)	(84,191)
Net deferred tax assets (liabilities)	$15,844	$(12,739)
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to losses incurred in certain jurisdictions (mainly Brazil, China, India, and Japan) for which management has determined, based on current profitability projections, that it is more likely than not that these losses will not be utilized within the applicable carryforward periods available under local law. In addition, we recognized a decrease in our valuation allowance related to the utilization of Dutch net operating losses against the taxable gain from the sale of our Albumprinter business.
We have not recorded a valuation allowance against $44,092 of deferred tax asset associated with current and prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessment is reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of this deferred tax asset, and such change would result in an additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

We have recorded a full valuation allowance against $7,552 of deferred tax asset related to an interest rate derivative instrument for which management has determined, based on current profitability projections, that it is more likely than not that the deferred tax asset will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance has been recorded in accumulated other comprehensive loss on the balance sheet. Additionally, we have recorded a partial valuation allowance of $2,311 against a deferred tax asset related to U.S. state research and development credits for which management has determined that it is more likely than not that these credits will not be utilized within the applicable carryforward periods available under local law.

No valuation allowance has been recorded against the $17,194 deferred tax asset associated with share-based compensation charges at June 30, 2018. However, in the future, if the underlying awards expire, are released or are exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable.

Based on the weight of available evidence at June 30, 2018, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2018 is as follows:

Balance at June 30, 2017	$56,953
Charges to earnings (1)	3,171
Charges to other accounts (2)	(1,408)
Balance at June 30, 2018	$58,716
_________________
(1) Amount is primarily related to U.S. state research and development credits and non-U.S. net operating losses.
(2) Amount is primarily related to unrealized gains on cross-currency swap contracts included in other comprehensive income (loss) and a decrease in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes.
The increase in net deferred tax assets during fiscal 2018 is primarily attributable to the adoption of ASU 2016-16 and increased tax losses in Switzerland, offset by the impact of U.S. tax reform.
As of June 30, 2018, we had gross U.S. federal and state net operating losses of approximately $2,348 that expire on various dates from fiscal 2030 through fiscal 2038. We had gross non-U.S. net operating loss and other carryforwards of $621,297, a significant amount of which begin to expire in fiscal 2021, with the remaining amounts expiring on various dates from fiscal 2019 through fiscal 2038 or with unlimited carryforward. In addition, we have $6,649 of tax credit carryforwards primarily related to U.S. federal and state research and development credits expiring on various dates beginning in fiscal 2030. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; and (ii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2018, no tax provision has been made for $29,406 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $7,000 to $8,000 at that time. A cumulative deferred tax liability of $4,592 has been recorded attributable to undistributed earnings that we have deemed are no longer indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated at no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2015	$5,710
Additions based on tax positions related to the current tax year	328
Additions based on tax positions related to prior tax years	132
Reductions based on tax positions related to prior tax years	(363)
Reductions due to audit settlements	(1,129)
Reductions due to lapse of statute of limitations	(429)
Balance June 30, 2016	4,249
Additions based on tax positions related to the current tax year	632
Additions based on tax positions related to prior tax years	1,580
Reductions based on tax positions related to prior tax years	(30)
Reductions due to audit settlements	(1,048)
Balance June 30, 2017	5,383
Additions based on tax positions related to the current tax year	612
Additions based on tax positions related to prior tax years	93
Reductions based on tax positions related to prior tax years	(261)
Reductions due to audit settlements	(31)
Reductions due to lapse of statute of limitations	(1,105)
Cumulative translation adjustment	14
Balance June 30, 2018	$4,705
For the year ended June 30, 2018, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $4,442. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2018, 2017 and 2016 were $448, $384 and $142, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $700 to $900 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2015 through 2017 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2012 through 2017 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
We are currently under income tax audit in certain jurisdictions globally. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable noncontrolling interests
On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of June 30, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

On August 23, 2017, we sold approximately 12% of the outstanding shares of our WIRmachenDRUCK subsidiary for a total of €30,000 ($35,390 based on the exchange rate on the date we received the proceeds). The minority equity interest is considered a redeemable noncontrolling interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. The noncontrolling interest was recorded at its fair value as of the sale date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value will be offset to the net (income) loss attributable to noncontrolling interest in our consolidated statement of operations. As of June 30, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2016	$65,301	$351
Capital contribution from noncontrolling interest	1,404	—
Accretion to redemption value recognized in net loss attributable to noncontrolling interest (1)	372	—
Net (loss) income attributable to noncontrolling interest	(864)	4
Purchase of noncontrolling interests (2)	(20,299)	—
Sale of noncontrolling interest	—	(90)
Foreign currency translation	(502)	(52)
Balance as of June 30, 2017	45,412	213
Net income attributable to noncontrolling interest	2,983	72
Proceeds from sale of noncontrolling interest	35,390	—
Foreign currency translation	2,366	—
Balance as of June 30, 2018	$86,151	$285
__________________
(1) Accretion to redemption value recognized in net loss attributable to noncontrolling interest is the result of the redemption amount estimated to be greater than both the carrying value and fair value of the noncontrolling interest.
(2) During fiscal 2017, we purchased the Pixartprinting and Japanese joint venture noncontrolling interests for $10,947 and $9,352, respectively.
15. Variable Interest Entity ("VIE")
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provided us access to a new market and the opportunity to drive longer-term growth in Brazil and other geographies as Printi expands internationally in the future. The shareholders of Printi share profits and voting control on a pro-rata basis. While we do not manage the day-to-day operations of Printi, we do have the unilateral ability to exercise participating voting rights for specific transactions, and as such no one shareholder is considered to be the primary beneficiary. Based upon the level of equity investment at risk, Printi is considered a variable interest entity. Due to certain unilateral participating voting rights for certain transactions and the presence of a de facto agency relationship, we concluded that we were most exposed to the variability of the economics and therefore considered the primary beneficiary.

During fiscal 2018, we purchased an additional 3.7% economic interest for $1,144, resulting in a 53.69% equity interest as of June 30, 2018. In addition, we will acquire the remaining equity interest in Printi through a reciprocal put and call structure, exercisable from March 31, 2021 through a mandatory redemption date of July 31, 2023. As the remaining equity interests are mandatorily redeemable by all parties no later than a specified future date, the noncontrolling interest is within the scope of ASC 480 - "Distinguishing Liabilities from Equity" and is required to be presented as a liability on our consolidated balance sheet. As of June 30, 2018 and 2017, we adjusted the liability to fair value of $4,366 and $3,357, respectively, using an option pricing model. The offsetting adjustments were recognized within interest expense, net during the year ended June 30, 2018 and additional paid in capital during the year ended June 30, 2017. During the year ended June 30, 2018, we recognized $2,153 within interest expense, net. We will continue to adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations.
We also have liability-based awards for Printi restricted stock held by Printi employees that are fully vested and marked to fair value each reporting period until cash settlement. As of June 30, 2018, through the use of an option pricing model, we estimated the current fair value of the restricted stock to be $15,464 and we have recognized $6,792, $5,803 and $1,517 in general and administrative expense for the years ended June 30, 2018, 2017 and 2016.
We also have an arrangement to lend two Printi equity holders up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. As of June 30, 2018, the long-term loan receivable, including accrued interest, is $22,234 and classified within other assets in our consolidated balance sheets. We did not have a long-term loan receivable as of June 30, 2017. The loans carry 8.5% annual interest, and are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.
16. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of June 30, 2018, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

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

•
All Other Businesses - Includes the operations of our Printi, Vistaprint India, Vistaprint Japan and Corporate Solutions businesses. Printi is an online print business that operates primarily in the Brazil market, but is also expanding into the U.S. market. In Japan and India, we primarily operate under close derivatives of the Vistaprint business model and technology, albeit with decentralized, locally managed cross-functional operations in each country, and with product, content and service offerings which we tailor to the Japanese and Indian markets. Our Vistaprint Corporate Solutions business serves medium-sized businesses and larger corporations, as well as our legacy business with retail partners and franchise businesses, primarily through the "Vistaprint Corporate" brand. Our All Other Businesses segment also includes Albumprinter results through the divestiture date of August 31, 2017.

Central and corporate consists primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our Supervisory Board, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, internal audit and legal. These costs also include certain unallocated share-based compensation costs.
During the first quarter of fiscal 2018, we began presenting inter-segment fulfillment activity as revenue for the fulfilling business for purposes of measuring and reporting our segment financial performance. Any historical inter-segment fulfillment transactions were previously recognized as cost relief for the fulfilling business unit in our presentation to the CODM. We now recognize these transactions as inter-segment revenue for presentation to the CODM; for example, a third-party customer order received by our Corporate Solutions business that is fulfilled at one of our Vistaprint production facilities is recognized as inter-segment revenue for our Vistaprint business based on pricing and terms agreed upon between segment management. Inter-segment revenues are recognized only for transactions between our reportable segments and do not include any transactions between businesses within a reportable segment, which are eliminated within each reportable segment. Intercompany revenues are eliminated in our consolidated results.
As part of these changes, we also recast historical segment results to ensure the consistent application of our current inter-segment revenue presentation. For the years ended June 30, 2017 and 2016, we increased revenue for our Vistaprint business by $5,690 and $3,589, respectively, with a corresponding increase to inter-segment eliminations. We also recast historical segment profitability for the allocation of certain IT costs, which previously burdened our Vistaprint business, but have now been allocated to each of our businesses. For the year ended June 30, 2017, the cost allocation change resulted in an increase to Vistaprint segment profit of $2,494, with a corresponding decrease to segment profit for Upload and Print of $644, and All Other Businesses of $560, and an increase to our Central and corporate cost center of $1,290. For the year ended June 30, 2016, the cost allocation change increased Vistaprint segment profit by $1,919, decreased Upload and Print segment profit by $436, and decreased All Other Businesses segment profit by $402. The Central and corporate cost center absorbed an additional $1,080 of costs for the year ended June 30, 2016 as a result of the cost allocation change.
For awards granted under our 2016 Performance Equity Plan, the PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within Central and corporate costs.
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
Our All Other Businesses reportable segment includes our Printi, Vistaprint India, Vistaprint Japan and Vistaprint Corporate Solutions businesses that have operating losses as they are in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding profit (loss).
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

	Year Ended June 30,
	2018	2017	2016
Revenue:
Vistaprint (1)	$1,462,686	$1,310,975	$1,220,751
Upload and Print (2)	730,010	588,613	432,638
National Pen (3)	333,266	112,712	—
All Other Businesses (4)	87,583	128,795	138,244
Total segment revenue	2,613,545	2,141,095	1,791,633
Inter-segment eliminations	(21,004)	(5,690)	(3,589)
Total consolidated revenue	$2,592,541	$2,135,405	$1,788,044
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $10,542, $5,690 and $3,589 for the years ended June 30, 2018, 2017 and 2016.
(2) Upload and Print segment revenues include inter-segment revenue of $1,521 for the year ended June 30, 2018. No inter-segment revenue was recognized in the prior comparable periods.
(3) National Pen segment revenues include inter-segment revenue of $2,956 for the year ended June 30, 2018. No inter-segment revenue was recognized in the prior comparable periods.
(4) All Other Businesses segment revenues include inter-segment revenue of $5,985 for the year ended June 30, 2018. No inter-segment revenue was recognized in the prior comparable periods.

	Year Ended June 30,
	2018	2017	2016
Segment profit (loss):
Vistaprint	$241,479	$167,687	$214,947
Upload and Print	79,310	63,189	58,207
National Pen	22,165	(2,225)	—
All Other Businesses	(34,620)	(31,307)	(9,328)
Total segment profit	308,334	197,344	263,826
Central and corporate costs	(131,400)	(118,093)	(97,672)
Acquisition-related amortization and depreciation	(50,149)	(46,402)	(40,834)
Earn-out related charges (1)	(2,391)	(40,384)	(6,378)
Share-based compensation related to investment consideration	(6,792)	(9,638)	(4,835)
Certain impairments (2)	—	(9,556)	(41,820)
Restructuring-related charges	(15,236)	(26,700)	(381)
Interest expense for Waltham, MA lease	7,489	7,727	6,287
Gain on the purchase or sale of subsidiaries (3)	47,945	—	—
Total income (loss) from operations	157,800	(45,702)	78,193
Other (expense) income, net	(21,032)	10,362	26,098
Interest expense, net	(53,043)	(43,977)	(38,196)
Loss on early extinguishment of debt	(17,359)	—	—
Income (loss) before income taxes	$66,366	$(79,317)	$66,095
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

(3) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 - "Goodwill or Gain from Bargain Purchase" for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the year ended June 30, 2018.

	Year Ended June 30,
	2018	2017	2016
Depreciation and amortization:
Vistaprint	$65,311	$63,923	$40,686
Upload and Print	59,599	56,073	47,696
National Pen	21,546	10,269	—
All Other Businesses	9,609	15,074	18,111
Central and corporate costs	12,940	13,061	25,425
Total depreciation and amortization	$169,005	$158,400	$131,918

	Year Ended June 30,
	2018	2017	2016
Purchases of property, plant and equipment:
Vistaprint	$35,265	$38,434	$32,028
Upload and Print	16,212	14,875	15,652
National Pen	6,565	3,714	—
All Other Businesses	1,680	12,735	19,160
Central and corporate costs	1,208	4,399	13,595
Total purchases of property, plant and equipment	$60,930	$74,157	$80,435

	Year Ended June 30,
	2018	2017	2016
Capitalization of software and website development costs:
Vistaprint	$24,794	$23,624	$11,390
Upload and Print	4,010	4,173	3,000
National Pen	1,482	—	—
All Other Businesses	2,336	1,568	2,032
Central and corporate costs	8,225	7,942	9,902
Total capitalization of software and website development costs	$40,847	$37,307	$26,324
Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2018	2017	2016
United States	$1,078,544	$901,061	$781,335
Germany (1)	340,881	256,069	125,356
Other (2)	1,173,116	978,275	881,353
Total revenue	$2,592,541	$2,135,405	$1,788,044

	Year Ended June 30,
	2018	2017	2016
Physical printed products and other (3)	$2,537,201	$2,076,564	$1,724,676
Digital products/services	55,340	58,841	63,368
Total revenue	$2,592,541	$2,135,405	$1,788,044
__________________
(1) Our revenues within the German market exceeded 10% of our total consolidated revenue. Therefore we have presented Germany as a significant geographic area.
(2) Our other revenue includes the Netherlands, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following tables set forth long-lived assets by geographic area:

	June 30, 2018	June 30, 2017
Long-lived assets (1):
Netherlands	$109,556	$83,223
Canada	81,334	85,926
Switzerland	52,523	49,017
United States	45,709	64,034
Italy	42,514	44,423
Australia	22,418	22,961
Jamaica	21,720	21,492
France	20,131	22,794
Japan	19,117	20,686
Other	67,842	64,377
Total	$482,864	$478,933
___________________
(1) Excludes goodwill of $520,843 and $514,963, intangible assets, net of $230,201 and $275,924, the Waltham lease asset of $111,926 and $116,045, and deferred tax assets of $67,087 and $48,004 as of June 30, 2018 and June 30, 2017, respectively.
17. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026, including the Waltham lease arrangement discussed in Note 2. Total lease expense, net of sublease income, for the years ended June 30, 2018, 2017 and 2016 was $14,231, $13,959 and $12,943, respectively.
We lease certain machinery and plant equipment, as well as buildings, under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2018, is $31,032, net of accumulated depreciation of $36,670; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2018 amounts to $27,630.

	Operating lease obligations	Build-to-suit lease obligation (1)	Capital lease obligation	Total lease obligations
2019	$22,623	$12,569	$10,850	$46,042
2020	18,562	12,569	7,527	38,658
2021	13,143	12,569	4,037	29,749
2022	8,282	12,569	1,869	22,720
2023	6,526	10,788	1,026	18,340
Thereafter	7,702	35,616	2,287	45,605
Total	$76,838	$96,680	$27,596	$201,114
__________
(1) Minimum payments relate to our Waltham lease obligation, refer to Note 2 for additional details.
Purchase Obligations
At June 30, 2018, we had unrecorded commitments under contract of $57,291 including commitments for third-party web services of $21,000. In addition, we had purchase commitments for production and computer equipment purchases of approximately $8,231, inventory and third-party fulfillment purchase commitments of $8,361, commitments for advertising campaigns of $2,153, professional and consulting fees of $3,559, and other unrecorded purchase commitments of $13,987.

Debt
The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2018 are as follows:

2019	$61,225
2020	31,405
2021	38,713
2022	45,902
2023	261,775
Thereafter	400,409
Total	$839,429
On June 14, 2018, we executed an amendment to our senior secured credit facility, and we expanded the total capacity to $1,128,172, which included $839,422 of revolving loans and $288,750 of term loans. The amendment also extended the maturity date of the senior secured credit facility to June 14, 2023. Refer to Note 10 for additional details related to the amendment.
Other Obligations
We have an outstanding installment obligation of $2,103 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of June 30, 2018. In addition, we have deferred payments related to our other acquisitions of $3,457 in aggregate.
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

18. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. The restructuring charges included in our consolidated statement of operations for the years ended June 30, 2018, 2017 and 2016 were $15,236, $26,700 and $381, respectively.

During the year ended June 30, 2018, we recognized restructuring charges of $15,236, which included $12,112 related to our Vistaprint reorganization for reductions in headcount and other operating costs. These changes simplified operations and more closely aligned functions to increase the speed of execution. We also recognized $2,249 of restructuring charges within the central and corporate group, as well as $819 of expense for an initiative within our All Other Businesses reportable segment. During the year ended June 30, 2018, we recognized changes in estimates of $56 from our January 2017 restructuring initiative. We do not expect any material charges to be incurred in future periods related to each of these initiatives.

During the year ended June 30, 2017, the Supervisory Board of Cimpress N.V. approved a plan to restructure the company and implement organizational changes that decentralized the company’s operations in order to improve accountability for customer satisfaction and capital returns, simplify decision-making, and improve the speed of execution. This restructuring event resulted in additional costs, within our corporate and global functions cost center of $25,584 for the year ended June 30, 2017. In addition, for the year ended June 30, 2017 we recognized $1,116 of restructuring costs within our National Pen business related to a separate initiative. These restructuring initiatives were completed during fiscal 2017.

The following table summarizes the restructuring activity during the years ended June 30, 2018 and 2017:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2016	$—	$—	$—
Restructuring charges	24,020	2,680	26,700
Cash payments	(13,161)	(1,861)	(15,022)
Non-cash charges (1)	(6,257)	(611)	(6,868)
Accrued restructuring liability as of June 30, 2017 (1)	4,602	208	4,810
Restructuring charges	15,236	—	15,236
Cash payments	(17,136)	(206)	(17,342)
Non-cash charges (1)	(1,317)	—	(1,317)
Accrued restructuring liability as of June 30, 2018	$1,385	$2	$1,387
___________________
(1) Non-cash charges include acceleration of share-based compensation expenses.
19. Quarterly Financial Data (unaudited)

Year Ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$563,284	$762,054	$636,069	$631,134
Cost of revenue	283,755	360,285	319,209	316,550
Net income (loss)	23,406	30,623	(1,602)	(5,639)
Net income (loss) attributable to Cimpress N.V.	23,363	29,935	(2,265)	(7,300)
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$0.75	$0.96	$(0.07)	$(0.24)
Diluted	$0.72	$0.93	$(0.07)	$(0.24)

Year Ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$443,713	$576,851	$550,585	$564,256
Cost of revenue	213,050	276,366	268,482	279,077
Net income (loss)	(30,030)	35,022	(42,678)	(34,513)
Net income (loss) attributable to Cimpress N.V.	(29,103)	35,028	(42,934)	(34,702)
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$(0.92)	$1.12	$(1.38)	$(1.11)
Diluted	$(0.92)	$1.07	$(1.38)	$(1.11)
Basic and diluted net income (loss) per share attributable to Cimpress N.V. are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
20. Subsequent Events
On July 2, 2018, we invested $29,000 in exchange for approximately 74% in VIDA Group Co., a rapidly growing startup that brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas into beautiful, original products for customers, ranging from custom fashion, jewelry and accessories to home accent pieces.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2018, as stated in their report included on pages 53 - 54.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Supervisory Board members and Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders, which we refer to as our 2018 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2018. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2018 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables", “Compensation of Supervisory Board Members” and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2018 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2018 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2018 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page 52 of this Report.
(b) Exhibits.

Exhibit
No.	Description
3.1	Articles of Association of Cimpress N.V., as amended
4.1
Senior Notes Indenture (including form of Notes), dated as of June 15, 2018, between Cimpress N.V., certain subsidiaries of Cimpress N.V. as guarantors thereto, and MUFG Union Bank, N.A., as trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 18, 2018

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

10.8*	2016 Performance Equity Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 16, 2016
10.9*
Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.10*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.11*
Form of Performance Share Unit Agreement for Supervisory Board members under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016

10.12*
Form of Supplemental Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017

10.13*	2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.14*	Form of Restricted Share Award Agreement under 2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.15*
Form of Indemnification Agreement between Cimpress N.V. and each of our executive officers and members of our Supervisory Board and Management Board is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.16*
Amended and Restated Executive Retention Agreement between Cimpress N.V. and Robert Keane dated as of October 23, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.17*
Form of Amended and Restated Executive Retention Agreement between Cimpress N.V. and Katryn Blake is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 000-51539)

10.18*
Form of Executive Retention Agreement between Cimpress N.V. and each of Donald LeBlanc and Sean Quinn is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.19*
Employment Agreement between Cimpress USA Incorporated and Robert Keane effective September 1, 2009 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

10.20*
Amendment No. 1 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated June 14, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.21*
Amendment No. 2 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 28, 2011 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.22*
Amendment No. 3 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated July 25, 2012 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.23*
Amendment No. 4 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 1, 2013 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.24*
Amendment No. 5 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2014 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

10.25*
Amendment No. 6 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015

10.26*
Amendment No. 7 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated August 23, 2016 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.27*
Amendment No. 8 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated September 30, 2017 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017

10.28*	Amendment No. 9 to Employment Agreement between Cimpress USA Incorporated and Robert Keane dated July 31, 2018
10.29*
Memorandum clarifying relative precedence of agreements between Cimpress N.V. and Robert Keane dated May 6, 2010 is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.30*	Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress N.V. and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016
10.31*
Employment Agreement between Cimpress N.V. and Cornelis David Arends dated November 1, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.32*
Amendment to Employment Agreement between Cimpress N.V. and Cornelis David Arends dated December 18, 2017 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2017

10.33*
Long Term International Assignment Agreement between Cimpress N.V. and Cornelis David Arends dated December 9, 2015 is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.34*
Amendment to Long Term Assignment Agreement between Cimpress N.V. and Cornelis David Arends dated December 18, 2017 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2017

10.35*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Katryn Blake, Donald LeBlanc, and Sean Quinn is incorporated by reference to our Registration Statement on Form S-1, as amended

10.36*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Katryn Blake, Donald LeBlanc, and Sean Quinn is incorporated by reference to our Registration Statement on Form S-1, as amended

10.37*	Summary of Compensatory Arrangements with Members of the Supervisory Board is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016
10.38
Call Option Agreement between Cimpress N.V. and Stichting Continuïteit Cimpress (formerly Stichting Continuïteit Vistaprint) dated November 16, 2009 is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009

10.39
Amendment and Restatement Agreement dated as of July 13, 2017 among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.40
Amendment No. 1, dated as of June 14, 2018, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 18, 2018

10.41
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013 between the Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.42
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between Cimpress USA Incorporated, Vistaprint Limited, Cimpress Schweiz GmbH, and Vistaprint B.V., as Borrowers, and Cimpress USA Manufacturing Incorporated, National Pen Co. LLC, National Pen Tennessee LLC, NP Corporate Services LLC, Pixartprinting USA Incorporated, Vistaprint Corporate Solutions Incorporated, and Webs, Inc., as Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, between such Borrowers and Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

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
101
The following materials from this Annual Report on Form 10-K, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Statements of Shareholder's Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
August 10, 2018                     Cimpress N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Founder & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Keane	Founder & Chief Executive Officer	August 10, 2018
Robert S. Keane	(Principal executive officer)

/s/ Sean E. Quinn	Chief Financial Officer	August 10, 2018
Sean E. Quinn	(Principal financial and accounting officer)

/s/ Paolo De Cesare	Member, Supervisory Board	August 10, 2018
Paolo De Cesare

/s/ Sophie A. Gasperment	Member, Supervisory Board	August 10, 2018
Sophie A. Gasperment

/s/ John J. Gavin Jr.	Member, Supervisory Board	August 10, 2018
John J. Gavin Jr.

/s/ Richard T. Riley	Chairman, Supervisory Board	August 10, 2018
Richard T. Riley

/s/ Nadia Shouraboura	Member, Supervisory Board	August 10, 2018
Nadia Shouraboura

/s/ Zachary Sternberg	Member, Supervisory Board	August 10, 2018
Zachary Sternberg

/s/ Mark T. Thomas	Member, Supervisory Board	August 10, 2018
Mark T. Thomas

/s/ Scott Vassalluzzo	Member, Supervisory Board	August 10, 2018
Scott Vassalluzzo