Form 10-Q
period 2018-09-30
CIMPRESS N.V.
filed 2018-11-01
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_________________________________

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 26, 2018, there were 30,909,207 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTRLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$48,068	$44,227
Accounts receivable, net of allowances of $7,164 and $6,898, respectively	63,131	55,621
Inventory	78,407	60,602
Prepaid expenses and other current assets	73,855	78,846
Total current assets	263,461	239,296
Property, plant and equipment, net	486,284	483,664
Software and website development costs, net	59,046	56,199
Deferred tax assets	68,364	67,087
Goodwill	547,109	520,843
Intangible assets, net	218,257	230,201
Other assets	58,598	54,927
Total assets	$1,701,119	$1,652,217
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$159,072	$152,436
Accrued expenses	196,017	186,661
Deferred revenue	30,204	27,697
Short-term debt	39,806	59,259
Other current liabilities	53,054	54,971
Total current liabilities	478,153	481,024
Deferred tax liabilities	49,109	51,243
Lease financing obligation	104,579	102,743
Long-term debt	823,836	767,585
Other liabilities	71,912	69,524
Total liabilities	1,527,589	1,472,119
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	91,426	86,151
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,893,727 and 30,876,193 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,186,900 and 13,204,434 shares, respectively	(685,801)	(685,577)
Additional paid-in capital	403,005	395,682
Retained earnings	434,871	452,756
Accumulated other comprehensive loss	(70,586)	(69,814)
Total shareholders’ equity attributable to Cimpress N.V.	82,104	93,662
Noncontrolling interests (Note 11)	—	285
Total shareholders' equity	82,104	93,947
Total liabilities, noncontrolling interests and shareholders’ equity	$1,701,119	$1,652,217

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Revenue	$588,981	$563,284
Cost of revenue (1)	302,471	283,755
Technology and development expense (1)	57,063	62,103
Marketing and selling expense (1)	182,788	166,093
General and administrative expense (1)	41,176	38,778
Amortization of acquired intangible assets	11,301	12,633
Restructuring expense (1)	170	854
(Gain) on sale of subsidiaries	—	(47,545)
(Loss) income from operations	(5,988)	46,613
Other income (expense), net	10,252	(16,312)
Interest expense, net	(13,777)	(13,082)
(Loss) income before income taxes	(9,513)	17,219
Income tax expense (benefit)	5,481	(6,187)
Net (loss) income	(14,994)	23,406
Add: Net loss (income) attributable to noncontrolling interest	355	(43)
Net (loss) income attributable to Cimpress N.V.	$(14,639)	$23,363
Basic net (loss) income per share attributable to Cimpress N.V.	$(0.47)	$0.75
Diluted net (loss) income per share attributable to Cimpress N.V.	$(0.47)	$0.72
Weighted average shares outstanding — basic	30,883,617	31,220,311
Weighted average shares outstanding — diluted	30,883,617	32,332,162
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2018	2017
Cost of revenue	$115	$40
Technology and development expense	2,208	1,856
Marketing and selling expense	1,363	985
General and administrative expense	5,230	3,928
Restructuring expense	—	103

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended September 30,
	2018	2017
Net (loss) income	$(14,994)	$23,406
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains, net of hedges	(2,545)	27,307
Net unrealized gain (loss) on derivative instruments designated and qualifying as cash flow hedges	610	3,571
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	803	(2,764)
Comprehensive (loss) income	(16,126)	51,520
Add: Comprehensive loss (income) attributable to noncontrolling interests	715	(3,084)
Total comprehensive (loss) income attributable to Cimpress N.V.	$(15,411)	$48,436
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2018	2017
Operating activities
Net (loss) income	$(14,994)	$23,406
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,718	42,384
Share-based compensation expense	8,916	6,912
Deferred taxes	(3,963)	(16,589)
Gain on sale of subsidiaries	—	(47,545)
Change in contingent earn-out liability	—	827
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net (loss) income	(5,766)	6,066
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(2,856)	8,386
Other non-cash items	745	23
Changes in operating assets and liabilities:
Accounts receivable	(7,291)	(8,839)
Inventory	(11,316)	(8,985)
Prepaid expenses and other assets	783	(4,893)
Accounts payable	1,586	(1,621)
Accrued expenses and other liabilities	15,658	16,847
Net cash provided by operating activities	22,220	16,379
Investing activities
Purchases of property, plant and equipment	(21,026)	(20,457)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	93,779
Business acquisitions, net of cash acquired	(18,000)	(110)
Purchases of intangible assets	(22)	(24)
Capitalization of software and website development costs	(11,233)	(8,934)
Proceeds from the sale of assets	318	217
Other investing activities	395	(2,173)
Net cash (used in) provided by investing activities	(49,568)	62,298
Financing activities
Proceeds from borrowings of debt	245,096	179,532
Payments of debt	(206,692)	(234,678)
Payments of debt issuance costs	(1,458)	(3,251)
Payments of withholding taxes in connection with equity awards	(1,766)	(1,190)
Payments of capital lease obligations	(4,182)	(4,658)
Purchase of ordinary shares	—	(40,674)
Proceeds from issuance of ordinary shares	—	6,070
Issuance of loans	—	(12,000)
Proceeds from sale of noncontrolling interest	—	35,390
Other financing activities	645	—
Net cash provided by (used in) financing activities	31,643	(75,459)
Effect of exchange rate changes on cash	(454)	1,843
Change in cash held for sale	—	12,042
Net increase in cash and cash equivalents	3,841	17,103
Cash and cash equivalents at beginning of period	44,227	25,697
Cash and cash equivalents at end of period	$48,068	$42,800

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Three Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,549	$8,430
Income taxes	5,449	5,369
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	2,825	—
Property and equipment acquired under capital leases	3,565	—
Amounts accrued related to business acquisitions	5,832	50,904
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, packaging, apparel and other categories. We invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. Mass customization is a core element of the business model of each Cimpress business. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
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

Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or for any other period. The consolidated balance sheet at June 30, 2018 has been derived from our audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
Revenue recognition
Revenue recognition - adoption of ASC 606
On July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition approach. Under the modified retrospective approach, we applied the new standard for any contracts that were not complete as of the adoption date and recognized any cumulative impacts as of the adoption date within retained earnings on our consolidated balance sheet. We did not adjust the prior comparable period.

The following table summarizes the cumulative effect of adopting the new revenue standard as of the adoption date of July 1, 2018:

Consolidated Balance Sheet	As reported at June 30, 2018	ASC 606 adjustments	Adjusted balance at July 1, 2018
Assets
Prepaid expenses and other current assets	$78,846	$(3,738)	$75,108
Deferred tax assets	67,087	595	67,682
Liabilities and Shareholders' Equity
Deferred revenue	$27,697	$103	$27,800
Retained earnings	452,756	(3,246)	449,510
The following table summarizes the impact as of and for the three months ended September 30, 2018 from adopting the new revenue standard as compared to the previous revenue standard:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
Consolidated Statement of Operations for the Three Months Ended September 30, 2018
Marketing and selling expense (1)	$182,788	$(13,974)	$168,814
Income tax expense	5,481	2,792	8,273
Net loss	(14,994)	11,182	(3,812)
Consolidated Balance Sheet as of September 30, 2018
Assets
Prepaid expenses and other current assets	$73,855	$17,712	$91,567
Deferred tax assets	68,364	(1,436)	66,928
Liabilities and Shareholders' Equity
Accrued expenses	$196,017	$1,356	$197,373
Deferred revenue	30,204	(103)	30,101
Retained earnings	434,871	14,817	449,688
_____________________
(1) The current period adjustment to marketing and selling expense is the impact from National Pen's direct mail costs which resulted in $17,712 of expense that would have been capitalized within prepaid expense and other current assets as of September 30, 2018 under the previous revenue standard, partially offset by the cumulative effect adjustment recognized within retained earnings of $3,738.
The material impact of our adoption of ASC 606 is related to the timing for recognizing direct-response advertising costs, which were costs previously capitalized and expensed based on the guidance outlined in ASC 340 - "Other Assets and Deferred Assets". The guidance included in ASC 340 is eliminated by ASC 606, and under the new revenue standard these costs are expensed as incurred because they do not meet the requirements for capitalization since they are not direct and incremental to obtaining a contract. Historically the direct mail costs were capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers. This creates volatility in our quarterly profitability but should not have a significant impact on an annual basis and has no impact on cash flow. By applying the modified retrospective approach for implementing the standard, we adjusted the cumulative impact of capitalized costs of $3,738, resulting in a decrease to prepaid expenses and other current assets and a decrease to retained earnings, as well as the related tax impact of $595, resulting in an increase to deferred tax assets and an increase to retained earnings.
We also identified an impact related to customer loyalty programs that are offered by several of our businesses. Under the new revenue standard, the rewards associated with these programs are recognized as an additional performance obligation, resulting in an allocation of the transaction price and deferral of revenue until the subsequent reward redemption. By applying the modified retrospective approach for implementing the standard, we adjusted the cumulative impact of $103, resulting in an increase to deferred revenue and a decrease to retained earnings. All other impacts during the current quarter were not considered material.

Revenue recognition policy
We generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenues are recognized when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping revenues are recognized when control of the related products are transferred to the customer.
We recognize revenue upon shipment of the fulfilled orders, which generally occurs upon delivery to the shipping carrier, but for certain revenues occurs upon delivery to the customer. If multiple products are ordered together, each product is considered a separate performance obligation, and the transaction price is allocated to each performance obligation based on the standalone selling price and revenue is recognized upon satisfaction of each performance obligation. We generally determine the standalone selling prices based on the prices charged to our customers.
We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to September 30, 2018.
We periodically provide marketing materials and promotional offers to new customers, as well as existing customers intended to improve customer retention. These incentive offers are generally available to all customers, and therefore these do not represent a performance obligation since customers are not required to enter into a contractual commitment to receive these offers. These discounts are recognized as a reduction to the transaction price when used by the customer. Costs related to free products are included within cost of revenue and sample products are included within marketing and selling expense.
We have elected to apply the practical expedient under ASC 340-40-25-4, to expense incremental direct costs as incurred, which primarily includes sales commissions, since our contract periods generally are less than one year and the related performance obligations are satisfied within a short period of time.
Additional revenue disaggregation disclosure requirements resulting from the adoption of ASU 2014-09 are included in Note 13.
Share-based compensation
Total share-based compensation costs were $8,916 and $6,912 for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, we recognized $1,894 of share-based compensation expense related to supplemental performance share units. As of September 30, 2018, we continue to deem the performance condition probable of being achieved and we have recognized $15,397 of expense cumulatively to date. If the performance condition is determined to not be probable in a future period, we will reverse the cumulative expense in that period. No expense was recognized for supplemental performance share units during the three months ended September 30, 2017.
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

Other income (expense), net
The following table summarizes the components of other income (expense), net:

	Three Months Ended September 30,
	2018	2017
Gains (losses) on derivatives not designated as hedging instruments (1)	$7,373	$(8,250)
Currency-related gains (losses), net (2)	2,097	(8,202)
Other gains	782	140
Total other income (expense), net	$10,252	$(16,312)
_____________________
(1) Primarily relates to both realized and unrealized gains (losses) on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three months ended September 30, 2018 and 2017 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized losses related to cross-currency swaps were $837 and $4,110 for the three months ended September 30, 2018 and 2017, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2018	2017
Weighted average shares outstanding, basic	30,883,617	31,220,311
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs (1)	—	1,111,851
Shares used in computing diluted net (loss) income per share attributable to Cimpress N.V.	30,883,617	32,332,162
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress N.V.	1,122,905	9,163
______
(1) In the periods we report a net loss, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.
Build-to-Suit Lease Arrangements
For accounting purposes, we were deemed to be the owner of two projects during their respective construction periods: the Waltham, Massachusetts office building lease and a lease executed during the first quarter of fiscal 2019 for a production facility in Dallas, Texas. For both build-to-suit leases, property, plant and equipment, net, included $113,722 and $111,926 as of September 30, 2018 and June 30, 2018, respectively, related to the buildings. The financing lease obligation and deferred rent credit related to the building on our consolidated balance sheets was $117,148 and $115,312 as of September 30, 2018 and June 30, 2018, respectively. All additions during the current period were capitalized construction costs related to the Dallas facility.
Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the three months ended September 30, 2017, we repurchased 452,820 of our ordinary shares for a total cost of $40,674 inclusive of transaction costs, in connection with our publicly announced share repurchase programs. We did not repurchase any shares during the current period.

Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation - Stock Compensation (Topic 718)," (ASU 2017-09), which clarifies the application of Topic 718 when accounting for changes in the terms and conditions of a share-based payment award. Under the new standard, changes to the terms or conditions of a share-based payment award are to be accounted for under modification accounting unless there is no change to the fair value, vesting conditions and classification of the award after modification. We adopted the amendment on its effective date of July 1, 2018. The amendment is applied prospectively, and the new standard did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash" (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard on July 1, 2018. The new standard did not have a material effect on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-04, "Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products" (ASU 2016-04), which requires an entity to recognize breakage for a liability resulting from the sale of a prepaid stored-value product in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard is effective for us on July 1, 2018. The standard should be applied either retrospectively to each period presented or by means of a cumulative adjustment to retained earnings as of the beginning of the fiscal year adopted. We adopted the new standard on July 1, 2018. The new standard did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance replaced most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for us of July 1, 2018. The standard permits the use of either the retrospective or modified retrospective method. We adopted the new standard during the first quarter of fiscal 2019. Refer to the information above for additional details of the adoption.
Issued Accounting Standards to be Adopted
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for us on July 1, 2020. We are currently evaluating the requirements of the standard and we have not yet determined the impact of adoption on our consolidated financial statements.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019 and we expect to adopt the new standard using the modified retrospective approach. We also plan to use the transition relief package, in which we will not reassess the classification of our existing leases, whether any expired or existing contracts contain leases and if our existing leases have any initial direct costs. We are currently evaluating the requirements of the standard and while we expect the new standard to have a material impact on our consolidated balance sheet, we have not yet determined the full impact of adoption on our consolidated financial statements.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$16,068	$—	$16,068	$—
Currency forward contracts	13,650	—	13,650	—
Currency option contracts	2,230	—	2,230	—
Total assets recorded at fair value	$31,948	$—	$31,948	$—

Liabilities
Cross-currency swap contracts	$(22,642)	$—	$(22,642)	$—
Currency forward contracts	(11,501)	—	(11,501)	—
Currency option contracts	(29)	—	(29)	—
Total liabilities recorded at fair value	$(34,172)	$—	$(34,172)	$—

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$13,370	$—	$13,370	$—
Currency forward contracts	9,202	—	9,202	—
Currency option contracts	1,782	—	1,782	—
Total assets recorded at fair value	$24,354	$—	$24,354	$—

Liabilities
Cross-currency swap contracts	$(25,348)	$—	$(25,348)	$—
Currency forward contracts	(14,201)	—	(14,201)	—
Currency option contracts	(85)	—	(85)	—
Total liabilities recorded at fair value	$(39,634)	$—	$(39,634)	$—
During the quarter ended September 30, 2018 and year ended June 30, 2018, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2018 and June 30, 2018, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2018 and June 30, 2018 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $876,168 and $839,429, respectively, and the fair value was $882,562 and $847,520, respectively. Our debt at September 30, 2018 includes variable rate debt instruments indexed to LIBOR that resets periodically and fixed rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.

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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of six of our interest rate swap contracts was deemed to be ineffective during the three months ended September 30, 2018 and during the three months ended September 30, 2017, a portion of two of our interest rate swap contracts was deemed to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of September 30, 2018, we estimate that $1,526 of income will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2019. As of September 30, 2018, we had nine outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2018	$140,000
Contracts with a future start date	275,000
Total	$415,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of September 30, 2018, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30, 2018, we estimate that $2,706 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2019.

Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of September 30, 2018, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We did not hold any ineffective cross-currency swaps during the three months ended September 30, 2018 and 2017.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of September 30, 2018, we had six currency forward contracts designated as net investment hedges with a total notional amount of $175,262, maturing during various dates through October 2022. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2018 and 2017, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2018, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$630,812	June 2017 through September 2018	Various dates through September 2020	528	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2018 and June 30, 2018. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$16,068	$—	$16,068	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(9,382)	—	(9,382)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(13,260)	—	(13,260)
Currency forward contracts	Other non-current assets	—	—	—	Other current liabilities / other liabilities	(11,501)	—	(11,501)
Total derivatives designated as hedging instruments		$16,068	$—	$16,068		$(34,143)	$—	$(34,143)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$15,236	$(1,586)	$13,650	Other current liabilities / other liabilities	$—	$—	$—
Currency option contracts	Other current assets / other assets	2,230	—	2,230	Other current liabilities / other liabilities	(29)	—	(29)
Total derivatives not designated as hedging instruments		$17,466	$(1,586)	$15,880		$(29)	$—	$(29)

	June 30, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$13,374	$(4)	$13,370	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(10,659)	—	(10,659)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(14,689)	—	(14,689)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(13,387)	—	(13,387)
Total derivatives designated as hedging instruments		$13,374	$(4)	$13,370		$(38,735)	$—	$(38,735)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,433	$(1,231)	$9,202	Other current liabilities / other liabilities	$(1,080)	$266	$(814)
Currency option contracts	Other current assets / other assets	1,782	—	1,782	Other current liabilities / other liabilities	(85)	—	(85)
Total derivatives not designated as hedging instruments		$12,215	$(1,231)	$10,984		$(1,165)	$266	$(899)
The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended September 30,
	2018	2017
Derivatives in cash flow hedging relationships
Interest rate swaps	$872	$63
Cross-currency swaps	(262)	3,508
Derivatives in net investment hedging relationships
Cross-currency swaps	1,790	(5,124)
Currency forward contracts	1,886	(6,394)
	$4,286	$(7,947)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Loss Components	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2018	2017
Derivatives in cash flow hedging relationships
Interest rate swaps	$(169)	$58	Interest expense, net
Cross-currency swaps	1,240	(3,747)	Other income (expense), net
Total before income tax	1,071	(3,689)	Income (loss) before income taxes
Income tax	(268)	925	Income tax expense (benefit)
Total	$803	$(2,764)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net (Loss) Income		Location of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended September 30,
	2018	2017
Currency contracts	$7,373	$(8,281)	Other income (expense), net
Interest rate swaps	204	31	Other income (expense), net
	$7,577	$(8,250)
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $1,254 for the three months ended September 30, 2018:

	Gains (losses) on cash flow hedges (1)	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2018	$8,195	$(78,009)	$(69,814)
Other comprehensive income (loss) before reclassifications	610	(2,185)	(1,575)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	803	—	803
Net current period other comprehensive income (loss)	1,413	(2,185)	(772)
Balance as of September 30, 2018	$9,608	$(80,194)	$(70,586)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2018 and June 30, 2018, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $18,339 and $22,014, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2018 and June 30, 2018 is as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2018	$146,207	$328,771	$34,434	$11,431	$520,843
Acquisitions (1)	—	2,024	—	26,198	28,222
Effect of currency translation adjustments (2)	187	(2,143)	—	—	(1,956)
Balance as of September 30, 2018	$146,394	$328,652	$34,434	$37,629	$547,109
_________________
(1) Refer to Note 7 for additional details related to our investment in VIDA Group, Co. We also recognized goodwill related to an immaterial acquisition of a supplier by one of our businesses within our Upload and Print reportable segment.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three months ended September 30, 2018 and 2017 was $11,301 and $12,633, respectively.

7. Business Combinations

Acquisition of VIDA Group Co.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. ("VIDA"), a rapidly growing U.S.-based startup, with options to increase our ownership beginning in fiscal 2023. For the noncontrolling interest, we entered into put and call options with each employee who holds shares, which become exercisable starting in fiscal 2023, or earlier if the employee terminates their employment. The total consideration was $19,846, net of cash acquired. VIDA brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas in beautiful, original products for customers, ranging from fashion, jewelry and accessories to home accent pieces. This investment supports our strategy to build a competitively differentiated portfolio of focused brands by providing access to the textiles marketplace.

We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. The aggregate allocation to goodwill, net liabilities and noncontrolling interest was $26,198, $647, and $5,705, respectively.

The revenue and earnings included in our consolidated financial statements for the three months ended September 30, 2018 are not material. We utilized proceeds from our credit facility to finance the acquisition.

8. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2018	June 30, 2018
Compensation costs	$50,901	$57,024
Income and indirect taxes	34,252	33,557
Advertising costs	25,452	28,140
Production costs	12,091	8,903
Shipping costs	8,267	5,241
Sales returns	5,336	5,076
Purchases of property, plant and equipment	3,375	4,489
Professional fees	3,254	3,802
Interest payable	8,812	1,653
Other	44,277	38,776
Total accrued expenses	$196,017	$186,661
Other current liabilities included the following:

	September 30, 2018	June 30, 2018
Short-term derivative liabilities	$26,878	$31,054
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	10,515	10,747
Other	3,092	601
Total other current liabilities	$53,054	$54,971
Other liabilities included the following:

	September 30, 2018	June 30, 2018
Long-term capital lease obligations	$17,095	$16,883
Long-term derivative liabilities	8,880	10,080
Mandatorily redeemable noncontrolling interest (1)	4,366	4,366
Other (2)	41,571	38,195
Total other liabilities	$71,912	$69,524
_______________________
(1) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. Refer to Note 12 for additional details.
(2) As of September 30, 2018 and June 30, 2018, other liabilities includes $15,464, related to share-based compensation awards associated with our investment in Printi LLC. Refer to Note 12 for additional details.

9. Debt

	September 30, 2018	June 30, 2018
Senior secured credit facility	$470,434	$432,414
7.0% Senior unsecured notes due 2026	400,000	400,000
Other	5,734	7,015
Debt issuance costs and debt discounts	(12,526)	(12,585)
Total debt outstanding, net	863,642	826,844
Less: short-term debt (1)	39,806	59,259
Long-term debt	$823,836	$767,585
_____________________
(1) Balances as of September 30, 2018 and June 30, 2018 are inclusive of short-term debt issuance costs and debt discounts of $2,071 and $2,012, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2018, we were in compliance with all financial and other covenants related to our debt.
Indenture and Senior Unsecured Notes
On June 15, 2018, we completed a private placement of $400,000 in aggregate principal amount of 7.0% senior unsecured notes due 2026 (the “2026 Notes”). We issued the 2026 Notes pursuant to a senior notes indenture dated as of June 15, 2018, among Cimpress N.V., our subsidiary guarantors, and MUFG Union Bank, N.A., as trustee (the "Indenture"). We used the net proceeds from the 2026 Notes during fiscal 2018 to redeem all of the outstanding 7.0% senior unsecured notes due 2022, repay a portion of the indebtedness outstanding under our revolving credit facility and pay all related fees and expenses.
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

Senior Secured Credit Facility
As of September 30, 2018, we have a committed credit facility of $1,118,797 as follows:

•	Revolving loans of $839,422 with a maturity date of June 14, 2023

•	Term loans of $279,375 amortizing over the loan period, with a final maturity date of June 14, 2023
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of September 30, 2018, the weighted-average interest rate on outstanding borrowings was 3.93%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of several of our subsidiaries as collateral for our outstanding debt as of September 30, 2018.
Other debt
Other debt consists primarily of term loans acquired through our various acquisitions. As of September 30, 2018 and June 30, 2018 we had $5,734 and $7,015, respectively, outstanding for those obligations that are payable through September 2024.
10. Income Taxes

Our income tax expense was $5,481 for the three months ended September 30, 2018, as compared to a benefit of $6,187 for the same prior year period. The increase in tax expense from the prior year period is primarily due to a decrease in deferred tax assets of $5,574 recognized as a discrete adjustment in the three months ended September 30, 2018 as described below. Excluding the effect of this discrete tax adjustment, our estimated annual effective tax rate is lower for fiscal 2019 as compared to fiscal 2018 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On August 21, 2018, the United States Internal Revenue Service ("IRS") issued Notice 2018-68 providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act ("U.S. Tax Act"), which imposed limits on tax deductions for compensation granted to certain executives. The new guidance under Notice 2018-68 effectively narrowed the definition of compensation plans that could be accepted under the “grandfather” provisions of the new Section 162(m) rules. As a result of the new guidance, we recorded a tax charge of $5,574 during the three months ended September 30, 2018 related to the write-off of deferred tax assets associated with certain share-based compensation awards that are now deemed non-deductible. However, based upon our interpretation of the U.S. Tax Act, we continue to expect U.S. tax reform to be favorable to our cash taxes in the near term. Our tax balances were adjusted during the three months ended September 30, 2018 based upon our interpretation of the U.S. Tax Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of the U.S. Tax Act, changes in our assumptions, and actions we may take as a result of the U.S. Tax Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

As of September 30, 2018, we had a liability for unrecognized tax benefits included in the balance sheet of $5,390, including accrued interest and penalties of $494. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire liability for unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $700 to $900 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2015 through 2018 remain open for examination by the IRS and the years 2013 through 2018 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable noncontrolling interests
On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The redeemable noncontrolling interest was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its fair value. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of September 30, 2018, the redemption value is less than the carrying value and therefore no adjustment has been made. Refer to Note 7 for additional details.

On August 23, 2017, we sold approximately 12% of the outstanding shares of our WIRmachenDRUCK subsidiary for a total of €30,000 ($35,390 based on the exchange rate on the date we received the proceeds). The minority equity interest is considered a redeemable noncontrolling interest, as it is redeemable based on future financial results through put and call rights and not solely within our control. The noncontrolling interest was recorded at its fair value as of the sale date and will be adjusted to its redemption value on a periodic basis, with an offset to retained earnings, if that amount exceeds its carrying value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value will be offset to the net loss (income) attributable to noncontrolling interest in our consolidated statement of operations. As of September 30, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The first redemption date in which a put option can be exercised is April 15, 2019. The Exagroup noncontrolling interest, redeemable at a fixed amount of €39,000, was recorded at its fair value as of the acquisition date and will be adjusted to its redemption value on a periodic basis, if that amount exceeds its carrying value. As of September 30, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2018	$86,151	$285
Acquisition of noncontrolling interest (1)	5,705	—
Reclassification to redeemable noncontrolling interest (2)	308	(308)
Net loss attributable to noncontrolling interest	(349)	(6)
Foreign currency translation	(389)	29
Balance as of September 30, 2018	$91,426	$—
___________________
(1) Includes the noncontrolling interest related to our VIDA acquisition. Refer to Note 7 for additional details.
(2) During the first quarter of fiscal 2019, we amended our agreement with one noncontrolling interest holder and agreed to put and call options related to their existing noncontrolling interest. As such, we reclassified the noncontrolling interest to redeemable noncontrolling interest since the exercise is not solely within our control.

12. Variable Interest Entity ("VIE")
Investment in Printi LLC.
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
As of September 30, 2018, we have a 53.69% equity interest in Printi. In addition, we will acquire the remaining equity interest in Printi through a reciprocal put and call structure, exercisable from March 31, 2021 through a mandatory redemption date of July 31, 2023. As the remaining equity interests are mandatorily redeemable by all parties no later than a specified future date, the noncontrolling interest is within the scope of ASC 480 - "Distinguishing Liabilities from Equity" and is required to be presented as a liability on our consolidated balance sheet. As of September 30, 2018 and June 30, 2018, we recognized a liability of $4,366 at fair value, using an option pricing model. During the three months ended September 30, 2018 and 2017, we did not recognize any adjustments within interest expense, net. We will continue to adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations.
We also have liability-based awards for Printi restricted stock held by Printi employees that are fully vested and marked to fair value each reporting period until cash settlement. As of September 30, 2018, through the use of an option pricing model, we estimated the current fair value of the restricted stock to be $15,464 and we have recognized $39 in general and administrative expense for the three months ended September 30, 2017 and we recognized no expense during the current period.
We also have an arrangement to lend two Printi equity holders up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. As of September 30, 2018 and June 30, 2018, the long-term loan receivable, including accrued interest, is $22,701 and $22,234, respectively, and classified within other assets in our consolidated balance sheets. The loans carry 8.5% annual interest, and are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.
13. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of September 30, 2018, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

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

•
All Other Businesses - Includes the operations of our Printi, Vistaprint India, Vistaprint Japan, and Vistaprint Corporate Solutions businesses, as well as our operations in China, VIDA since its acquisition date of July 2, 2018, and Albumprinter through its divestiture on August 31, 2017. Printi is an online print business that operates primarily in the Brazil market, but is also expanding into the U.S. market. In Japan and India, we primarily operate under close derivatives of the Vistaprint business model and technology, albeit with decentralized, locally managed cross-functional operations in each country, and with product, content and service offerings which we tailor to the Japanese and Indian markets. VIDA provides manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas in beautiful, original products for customers, ranging from fashion, jewelry and accessories to home accent pieces. Our Vistaprint Corporate Solutions business serves medium-sized businesses and larger corporations, as well as our legacy business with retail partners and franchise businesses, primarily through the "Vistaprint Corporate" brand.
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
For awards granted under our 2016 Performance Equity Plan, the PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within Central and corporate costs. All expense associated with our supplemental performance share units is recognized within Central and corporate costs.
Segment profit (loss) is the primary profitability metric by which our CODM measures segment financial performance and allocates resources. Certain items are excluded from segment profit (loss), such as acquisition-related amortization and depreciation, expense recognized for contingent earn-out related charges, including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. A portion of the interest expense associated with our Waltham, Massachusetts lease is included as expense in segment profit (loss) and allocated based on headcount to the appropriate business or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. We do not allocate non-operating income to our segment results.
Our All Other Businesses reportable segment includes businesses that have operating losses as they are in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding profit (loss).
Our balance sheet information is not presented to the CODM on an allocated basis, and therefore we do not present asset information by segment. We do present other segment information to the CODM, which includes purchases of property, plant and equipment and capitalization of software and website development costs, and therefore include that information in the tables below.
Revenue by segment is based on the business-specific websites or sales channel through which the customer’s order was transacted. The following tables set forth revenue by reportable segments, as well as disaggregation of revenue by major geographic regions and reportable segments.

	Three Months Ended September 30,
	2018	2017
Revenue:
Vistaprint (1)	$336,929	$319,043
Upload and Print (2)	172,165	160,390
National Pen (3)	65,971	59,717
All Other Businesses (4)	18,888	28,054
Total segment revenue	593,953	567,204
Inter-segment eliminations	(4,972)	(3,920)
Total consolidated revenue	$588,981	$563,284
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $2,716 and $2,203 for the three months ended September 30, 2018 and 2017.
(2) Upload and Print segment revenues include inter-segment revenue of $191 and $328 for the three months ended September 30, 2018 and 2017.
(3) National Pen segment revenues include inter-segment revenue of $750 and $446 for the three months ended September 30, 2018 and 2017.
(4) All Other Businesses segment revenues include inter-segment revenue of $1,315 and $943 for the three months ended September 30, 2018 and 2017. The All Other Businesses segment includes the revenue of the Albumprinter business during the three months ended September 30, 2017 until the sale completion date of August 31, 2017.

	Three Months Ended September 30, 2018
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$241,085	$—	$38,558	$6,764	$286,407
Europe	75,999	171,974	21,036	671	269,680
Other	17,129	—	5,627	10,138	32,894
Inter-segment	2,716	191	750	1,315	4,972
Total segment revenue	336,929	172,165	65,971	18,888	593,953
Less: inter-segment elimination	(2,716)	(191)	(750)	(1,315)	(4,972)
Total external revenue	$334,213	$171,974	$65,221	$17,573	$588,981

	Three Months Ended September 30, 2017
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$222,812	$1,016	$35,001	$4,199	$263,028
Europe	76,195	159,046	19,459	13,157	267,857
Other	17,833	—	4,811	9,755	32,399
Inter-segment	2,203	328	446	943	3,920
Total segment revenue	319,043	160,390	59,717	28,054	567,204
Less: inter-segment elimination	(2,203)	(328)	(446)	(943)	(3,920)
Total external revenue	$316,840	$160,062	$59,271	$27,111	$563,284

The following table includes segment profit (loss) by reportable segment, total (loss) income from operations and total (loss) income before income taxes.

	Three Months Ended September 30,
	2018	2017
Segment profit (loss):
Vistaprint	$47,264	$30,895
Upload and Print	16,179	14,768
National Pen (1)	(18,036)	1,185
All Other Businesses	(9,571)	(7,551)
Total segment profit	35,836	39,297
Central and corporate costs	(32,133)	(28,257)
Acquisition-related amortization and depreciation	(11,370)	(12,687)
Earn-out related charges (2)	—	(1,137)
Share-based compensation related to investment consideration	—	(40)
Restructuring-related charges	(170)	(854)
Interest expense for Waltham, MA lease	1,849	1,911
Gain on the purchase or sale of subsidiaries (3)	—	48,380
Total (loss) income from operations	(5,988)	46,613
Other income (expense), net	10,252	(16,312)
Interest expense, net	(13,777)	(13,082)
(Loss) income before income taxes	$(9,513)	$17,219
___________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard resulted in the earlier recognition of direct mail advertising costs within our National Pen business, which had a negative impact on segment profit of $13,974 as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
(2) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(3) Includes the impact of the gain on the sale of Albumprinter that was recognized in general and administrative expense in our consolidated statement of operations during the three months ended September 30, 2017.

	Three Months Ended September 30,
	2018	2017
Depreciation and amortization:
Vistaprint	$15,734	$16,774
Upload and Print	14,144	14,720
National Pen	5,124	5,095
All Other Businesses	2,170	2,287
Central and corporate costs	3,546	3,508
Total depreciation and amortization	$40,718	$42,384

	Three Months Ended September 30,
	2018	2017
Purchases of property, plant and equipment:
Vistaprint	$11,910	$13,664
Upload and Print	3,725	3,257
National Pen	4,727	2,490
All Other Businesses	431	671
Central and corporate costs	233	375
Total purchases of property, plant and equipment	$21,026	$20,457

	Three Months Ended September 30,
	2018	2017
Capitalization of software and website development costs:
Vistaprint	$6,782	$5,573
Upload and Print	782	774
National Pen	900	—
All Other Businesses	566	968
Central and corporate costs	2,203	1,619
Total capitalization of software and website development costs	$11,233	$8,934
The following table sets forth long-lived assets by geographic area:

	September 30, 2018	June 30, 2018
Long-lived assets (1):
Netherlands	$109,180	$109,556
Canada	79,298	81,334
Switzerland	55,849	52,523
United States	53,931	45,709
Italy	43,147	42,514
Australia	22,115	22,418
Jamaica	22,415	21,720
France	23,131	20,131
Japan	18,137	19,117
Other	65,829	67,842
Total	$493,032	$482,864
___________________
(1) Excludes goodwill of $547,109 and $520,843, intangible assets, net of $218,257 and $230,201, build-to-suit lease assets of $113,722 and $111,926, and deferred tax assets of $68,364 and $67,087 as of September 30, 2018 and June 30, 2018, respectively.
14. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026. Total lease expense, net of sublease income, for the three months ended September 30, 2018 and 2017 was $4,468 and $4,244, respectively.
We lease certain machinery and plant equipment, as well as buildings, under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2018, is $31,850, net of accumulated depreciation of $36,090; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2018 amounts to $27,610.

Purchase Obligations
At September 30, 2018, we had unrecorded commitments under contract of $93,413, including inventory and third-party fulfillment purchase commitments of $32,543 and third-party web services of $17,594. In addition, we had purchase commitments for production and computer equipment purchases of approximately $7,848, commitments for advertising campaigns of $5,576, professional and consulting fees of $3,678, and other unrecorded purchase commitments of $26,174.
Other Obligations
We deferred payments related to our other acquisitions of $5,832 in aggregate. In addition, we have an outstanding installment obligation of $1,577 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2018.
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

15. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. During the three months ended September 30, 2018, we recognized restructuring charges of $170 related to changes in estimates from our 2018 restructuring actions and during the three months ended September 30, 2017 we recognized restructuring charges of $854 related to an initiative within our All Other Businesses reportable segment. We do not expect any material charges to be incurred in future periods related to each of these initiatives.

The following table summarizes the restructuring activity during the three months ended September 30, 2018 :

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2018	$1,385	$2	$1,387
Restructuring charges	170	—	170
Cash payments (1)	(1,229)	(2)	(1,231)
Accrued restructuring liability as of September 30, 2018	$326	$—	$326
___________________
(1) Restructuring payments relate to the various restructuring initiatives that occurred during fiscal 2018.

16. Subsequent Events

On October 1, 2018, we completed the acquisition of Build A Sign LLC, a Delaware limited liability company ("BuildASign"). We acquired approximately 99% of the outstanding equity interests of BuildASign for a purchase price of $274,189 in cash, subject to post-closing adjustment based on acquired cash, debt, and working capital as of the closing date, as well as transaction expenses. Build A Sign Management Pool, LLC (the "Management Pool"), one of the sellers, retained approximately 1% of the outstanding equity interests of BuildASign for the benefit of certain BuildASign employees who hold equity interests in the Management Pool, and Cimpress and the holders of the Management Pool interests entered into a put and call option agreement with respect to the retained BuildASign equity interests.

The acquisition supports our strategy of investing in and building customer-focused, entrepreneurial, mass customization businesses for the long term. BuildASign brings to Cimpress its strong talent, a customer-centric culture, low-cost production operations and strong e-commerce capabilities that work seamlessly together to serve customers with market-leading prices, fast delivery and great customer service. We believe BuildASign can leverage Cimpress' shared strategic capabilities to continue to grow and reinforce their market position in the categories they serve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated revenue growth rates and profitability of certain of our businesses, planned investments in our business and the expected effects of those investments, seasonality of certain of our businesses, the impacts of changes in accounting standards, the impact of the U.S. Tax Cuts and Jobs Act, the sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, expected operating losses at newer businesses, expected allocations of capital, the anticipated competitive position of certain of our businesses, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, packaging, apparel and other categories. We invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
As of September 30, 2018, we have numerous operating segments under our management reporting structure that are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business. All Other Businesses segment includes the operations of our Printi, Vistaprint India, Vistaprint Japan, and Vistaprint Corporate Solutions businesses, as well as our operations in China, VIDA since its acquisition date of July 2, 2018, and the Albumprinter business through its divestiture on August 31, 2017.
We present inter-segment fulfillment activity as revenue for the fulfilling business for purposes of measuring and reporting our segment financial performance. This change in presentation was driven by our recent transition to a decentralized organizational structure, and this presentation aligns with our internal reporting and the way in which our business' performance is evaluated.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our free cash flow prior to cash interest costs; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and free cash flow. A summary of these key financial metrics for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 follows:

•	Revenue increased by 5% to $589.0 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 6% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 8%.

•	Operating income decreased by $52.6 million to an operating loss of $6.0 million.

•	Adjusted net operating profit (a non-GAAP financial measure which we refer to as adjusted NOP) decreased by $5.1 million to $5.3 million.

•	Cash provided by operating activities increased by $5.8 million to $22.2 million.

•	Free cash flow (a non-GAAP financial measure) increased by $3.0 million to $(10.1) million.
For the first quarter of fiscal 2019, the increase in reported revenue is primarily due to continued growth in our Vistaprint, Upload and Print and National Pen businesses. This increase was partially offset by the loss of Albumprinter revenue as we divested this business during the first quarter of fiscal 2018. Each of our other businesses included within the All Other Businesses reportable segment continue to grow strongly off small bases. Currency exchange rate fluctuations negatively impacted revenue during the quarter.
Operating income decreased by $52.6 million to an operating loss of $6.0 million due primarily to the prior year gain on the sale of Albumprinter of $47.5 million, which did not recur during the current period, as well as negative impacts resulting from our adoption of the new revenue standard, which resulted in $14.0 million of additional net expense, related to the earlier recognition of costs for direct mail advertising in our National Pen business. Historically direct mailing costs were capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers. This creates volatility in our quarterly profitability but should not have a significant impact on an annual basis and does not impact cash flows. As we adopted the new standard prospectively, the prior comparative period has not been adjusted to reflect these changes. Refer to Note 2 of the accompanying consolidated financial statements for additional details. These decreases were partially offset by incremental profits within our Vistaprint and Upload and Print businesses, due to the revenue growth described above, as well as cost efficiencies. In addition, our Vistaprint business recognized cost savings from the restructuring actions announced in November 2017.
Adjusted NOP decreased year over year primarily due to the same reasons as operating income mentioned above, although adjusted NOP excludes the impact of the gain from the purchase or sale of subsidiaries, restructuring charges and acquisition-related charges, and includes realized gains or losses on our currency hedges. The net year-over-year impact of currency on adjusted NOP was positive for the three months ended September 30, 2018.
Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings.
Total revenue and revenue growth by reportable segment for the three months ended September 30, 2018 and 2017 are shown in the following tables:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$336,929	$319,043	6%	1%	7%	—%	7%
Upload and Print	172,165	160,390	7%	2%	9%	—%	9%
National Pen	65,971	59,717	10%	1%	11%	—%	11%
All Other Businesses (3)	18,888	28,054	(33)%	6%	(27)%	56%	29%
Inter-segment eliminations	(4,972)	(3,920)
Total revenue	$588,981	$563,284	5%	1%	6%	2%	8%
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
(3) The All Other Businesses segment includes the revenue of the Albumprinter business until the sale completion date of August 31, 2017 and VIDA revenue from its acquisition date of July 2, 2018. Constant-currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for Albumprinter through the divestiture date and VIDA since its purchase date.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products our businesses sell. Cost of revenue as a percent of revenue increased during the three months ended September 30, 2018, compared to the prior year, primarily due to the divestiture of our Albumprinter business which had a higher gross margin than our consolidated gross margin percentage, as well as a lower gross margin percentage in our Vistaprint businesses, due to changes in product mix resulting from the introduction of new product offerings.

In thousands	Three Months Ended September 30,
	2018	2017
Cost of revenue	$302,471	$283,755
% of revenue	51.4%	50.4%
For the three months ended September 30, 2018, cost of revenue for our Vistaprint business increased by $9.9 million primarily due to increased production volume, partially offset by favorable currency impacts. The cost of revenue for our Upload and Print businesses increased by $7.3 million primarily driven by revenue growth in our Pixartprinting, Printdeal and WIRmachenDRUCK businesses, partially offset by favorable currency impacts. We also recognized an increase of $4.5 million of costs within our National Pen business primarily due to revenue growth. These increases were partially offset by a decrease in cost of revenue of $3.8 million resulting from the divestiture of our Albumprinter business on August 31, 2017.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2018	2017	2018 vs. 2017
Technology and development expense	$57,063	$62,103	(8)%
% of revenue	9.7%	11.0%
Marketing and selling expense	$182,788	$166,093	10%
% of revenue	31.0%	29.5%
General and administrative expense	$41,176	$38,778	6%
% of revenue	7.0%	6.9%
Amortization of acquired intangible assets	$11,301	$12,633	(11)%
% of revenue	1.9%	2.2%
Restructuring expense	$170	$854	(80)%
% of revenue	—%	0.2%
(Gain) on sale of subsidiaries	$—	$(47,545)	—%
% of revenue	—%	(8.4)%
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
During the three months ended September 30, 2018, technology and development expenses decreased by $5.0 million as compared to the prior year. The decrease was primarily due to cost savings realized in the Vistaprint business from our fiscal 2018 restructuring initiatives, as well as a decrease in costs of $1.6 million resulting from the divestiture of our Albumprinter business on August 31, 2017. This was partially offset by additional costs related to technology enhancements and investments throughout our businesses.
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
Our marketing and selling expenses increased by $16.7 million during the three months ended September 30, 2018 as compared to the prior year, primarily driven by an increase of advertising costs within our National Pen business of $18.6 million. This increase is primarily due to the adoption of the new revenue standard, which resulted in the earlier recognition of direct mail costs of $14.0 million, as compared to the prior comparable period, as well as increased volume of customer acquisition marketing and typical fluctuations in the timing of mail campaigns. Refer to Note 2 of the accompanying consolidated financial statements for additional details. This increase was partially offset by lower costs of $4.6 million, due to the sale of our Albumprinter business on August 31, 2017, as well a decrease in internal marketing costs of $2.1 million within our Vistaprint business, as a result of savings from our fiscal 2018 restructuring initiatives.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.

For the three months ended September 30, 2018, general and administrative expenses increased by $2.4 million as compared to the prior year primarily due to increases in share-based compensation expense of $1.3 million. The increases in share-based compensation expense is due to expense associated with our supplemental performance share units, for which we did not recognize expense in the prior comparable period. In addition, we recognized increases in professional fees, primarily related to our recent acquisition of VIDA during July 2018 and BuildASign during October 2018.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets decreased by $1.3 million during the three months ended September 30, 2018, as compared to the prior comparable period, due to certain intangible assets within our Upload and Print reportable segment becoming fully amortized during the current quarter.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and include employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets. During the three months ended September 30, 2018 and 2017, we recognized restructuring expense of $0.2 million and $0.9 million, respectively.
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
Other Consolidated Results
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended September 30,
	2018	2017
Gains (losses) on derivatives not designated as hedging instruments	$7,373	$(8,250)
Currency-related gains (losses), net	2,097	(8,202)
Other gains	782	140
Total other income (expense), net	$10,252	$(16,312)
During the three months ended September 30, 2018, we recognized net gains of $10.3 million as compared to net losses during the prior comparable period. The increase in other income (expense), net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods as we do not apply hedge accounting for most of our derivative currency contracts. We also experienced currency-related gains due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we alter from time to time. The impact of certain cross-

currency swap contracts designated as cash flow hedges is included in our currency-related gains (losses), net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net was $13.8 million and $13.1 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense was higher this year relative to historical trends primarily as a result of higher interest rates, driven by the change in mix of our outstanding debt, which resulted from the refinancing of our senior unsecured notes during the fourth quarter of fiscal 2018.
Income tax expense (benefit)

In thousands	Three Months Ended September 30,
	2018	2017
Income tax expense (benefit)	$5,481	$(6,187)
Effective tax rate	(57.6)%	(35.9)%

We had income tax expense for the three months ended September 30, 2018, as compared to a benefit for the same prior year period, primarily due to a decrease in deferred tax assets of $5.6 million recognized as a discrete adjustment in the three months ended September 30, 2018 as described below. Excluding the effect of this discrete tax adjustment, our estimated annual effective tax rate is lower for fiscal 2019 as compared to fiscal 2018 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On August 21, 2018, the United States Internal Revenue Service issued Notice 2018-68 ("the Notice") providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act ("U.S. Tax Act"), which limit tax deductions for compensation granted to certain executives. Historically, certain compensation awards issued to our top executives, such as stock options, were considered "performance based" as defined under Section 162(m) of the Internal Revenue Code and, therefore, were not subject to the annual $1 million deduction limitation per individual, as defined under prior law. The U.S. Tax Act eliminated the "performance-based" exception for these types of awards to the extent they were not "grandfathered" in and granted under a "written binding agreement" in effect on November 2, 2017. The Notice provides additional clarification as to what constitutes a written binding agreement. Based on the new guidance, we believe the performance share units (PSUs) that were issued to certain executives as of June 30, 2018 no longer meet the "grandfather" requirement and will ultimately be subject to the annual $1 million deduction limitation. This will negatively impact our GAAP and cash taxes in the year of payout (no earlier than fiscal 2022). As a result of this guidance, we recorded a tax charge of $5.6 million during the three months ended September 30, 2018 primarily related to the write-off of deferred tax assets associated with the non-deductibility of these PSUs. Our tax balances were adjusted during the three months ended September 30, 2018 based upon our interpretation of the U.S. Tax Act, although the final impact on our tax balances may change due to the issuance of additional guidance, changes in our interpretation of the U.S. Tax Act, changes in our assumptions, and actions we may take as a result of the U.S. Tax Act. We will continue to review and assess the potential impact of any new information on our financial statement positions.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 10 in our accompanying consolidated financial statements for additional discussion.

Reportable Segment Results
Our segment financial performance is measured based on segment profit (loss) which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

In thousands	Three Months Ended September 30,
	2018	2017	2018 vs. 2017
Reported Revenue	$336,929	$319,043	6%
Segment Profit	47,264	30,895	53%
% of revenue	14%	10%
Segment Revenue
Vistaprint's reported revenue growth for the three months ended September 30, 2018 was negatively affected by currency impacts of 1%, resulting in constant-currency growth of 7%. The Vistaprint constant-currency revenue growth was due to continued growth in repeat customer bookings and was positively impacted by strategic initiatives, including new product and service introductions. These drivers of revenue growth, were partially offset by a decrease in new customer bookings in constant currencies due to marketing experimentation, increasing mobile traffic that negatively impacts conversion rates, and effects from the expanded roll out of a major technology change.
Segment Profitability
Vistaprint's segment profit increased for the three months ended September 30, 2018 as compared to the prior period, driven primarily by operating expense savings as a result of the reorganization announced in November 2017. In addition, segment profit increased as a result of the revenue growth described above, as well as positive impacts from lower advertising spend as a percentage of revenue. Our investments in new products and services positively impacted revenue, and we are seeing progress in improving the gross margin of these recently introduced products. In the current period, Vistaprint's segment profit was positively impacted by currency movements.
Upload and Print

In thousands	Three Months Ended September 30,
	2018	2017	2018 vs. 2017
Reported Revenue	$172,165	$160,390	7%
Segment Profit	16,179	14,768	10%
% of revenue	9%	9%
Segment Revenue
Upload and Print's reported revenue growth for the three months ended September 30, 2018 was negatively affected by currency impacts of 2%, resulting in constant-currency growth of 9%. The Upload and Print constant-currency revenue growth was primarily driven by continued growth from our Easyflyer, Pixartprinting, Printdeal and WIRmachenDRUCK businesses. During the first quarter of fiscal 2019, some of our businesses have continued to experience increased price-focused competition in certain markets and for certain products, as described last quarter. In some cases, our businesses responded by reducing prices during the quarter, which helped improve order volume but not revenue growth. We disclosed last quarter that this would create fluctuations in growth and profit, but we continue to believe we remain poised to outperform and outlast these competitors in the long term due to our geographic diversity, product selection, customer service, profitability and scale.
Segment Profitability
Upload and Print's segment profit for the three months ended September 30, 2018 increased compared to the prior year primarily due to incremental gross profits driven by the revenue growth described above and operating expense efficiencies in several businesses. These increases were partially offset by increased investments in technology, intended to improve the customer value proposition of each business in increasingly competitive markets, as well as negative impacts from currency movements.
National Pen

In thousands	Three Months Ended September 30,
	2018	2017	2018 vs. 2017
Reported Revenue	$65,971	$59,717	10%
Segment (Loss) Profit	(18,036)	1,185	1,622%
% of revenue	(27)%	2%
Segment Revenue
National Pen's reported revenue growth for the three months ended September 30, 2018 was negatively affected by currency impacts of 1%, resulting in constant-currency revenue growth of 11%. The constant-currency revenue growth was driven by increases across channels and geographies, as we have seen improved marketing performance, increased marketing and prospecting activities, and increased sales to other Cimpress businesses. Due to the seasonality of National Pen's business and growth patterns in fiscal 2018, we expect volatility in quarterly revenue growth in fiscal 2019.
Segment Profitability
Segment profit decreased $19.2 million for the three months ended September 30, 2018, primarily due to the adoption of the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption and application of the new standard resulted in a negative impact to National Pen's segment profit of $14.0 million as compared to the prior comparative period. This impact was the result of our National Pen business expensing direct mail costs earlier than was allowed under the prior accounting methodology. We expect the earlier recognition of costs to create volatility in National Pen's segment profitability for future periods and we expect a portion of the costs recognized earlier during the first quarter to result in increases to profitability for its seasonally strong second quarter. In addition, advertising expense increased due to higher volume of customer acquisition marketing based on attractive customer cohorts, as well as normal fluctuations in the timing of mail campaigns that resulted in higher advertising spend in the current quarter.
All Other Businesses

In thousands	Three Months Ended September 30,
	2018	2017	2018 vs. 2017
Reported Revenue	$18,888	$28,054	(33)%
Segment Loss	(9,571)	(7,551)	(27)%
% of revenue	(51)%	(27)%
This segment consists of multiple small, rapidly evolving early-stage businesses by which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Therefore, in all of these businesses we continue to operate at an operating loss as previously described and as planned, and we expect to continue to do so in the next several years. Our All Other Businesses segment includes VIDA results since the acquisition date of July 2, 2018 and Albumprinter results through the divestiture date of August 31, 2017.
Segment Revenue
The All Other Businesses segment revenue decline was caused by the divestiture of our Albumprinter business, which was completed on August 31, 2017. Organic constant-currency growth, excluding the impacts of the Albumprinter and VIDA businesses, was 29% for the three months ended September 30, 2018 driven by continued growth in the remaining businesses in the segment.

Segment Profitability
The segment loss increased by $2.0 million for the three months ended September 30, 2018, as compared to the prior period, primarily due to our first quarter fiscal 2018 divestiture of our Albumprinter business, which contributed $1.7 million of segment profit in the first quarter of fiscal 2018, and the inclusion of operating losses from our VIDA business acquired on July 2, 2018, partially offset by improved profit in our other businesses.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data:

In thousands	Three Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$22,220	$16,379
Net cash (used in) provided by investing activities	(49,568)	62,298
Net cash provided by (used in) financing activities	31,643	(75,459)
At September 30, 2018, we had $48.1 million of cash and cash equivalents and $876.2 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, our organic investment levels, share repurchases and acquisition activity. We increased our debt in October 2018 when we completed the acquisition of BuildASign for $274.2 million, which was funded via proceeds from our senior secured credit facility.
The cash flows during the three months ended September 30, 2018 related primarily to the following items:
Cash inflows:

•
Adjustments for non-cash items of $37.8 million primarily related to positive adjustments for depreciation and amortization of $40.7 million, share-based compensation costs of $8.9 million, partially offset by unrealized currency-related gains of $8.6 million, and non-cash tax related items of $4.0 million

Cash outflows:

•	Net loss of $15.0 million

•	Capital expenditures of $21.0 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities, and computer and office equipment

•	Payments of debt and debt issuance costs of $36.9 million, net of proceeds

•	Internal costs for software and website development that we have capitalized of $11.2 million

•	Payments for capital lease arrangements of $4.2 million

•	Payments of withholding taxes in connection with share awards of $1.8 million

•	Payments related to our recent restructuring actions was $1.2 million

•
Excluding the impact of restructuring payments described above, the changes in operating assets and liabilities were a use of cash during the period, driven by increases in accounts receivable, as well as increases in inventory in preparation for our seasonally strong second quarter

Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2018, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of September 30, 2018, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $30.2 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. On June 15, 2018, we completed a debt offering of $400.0 million in aggregate principal amount of 7.0% senior notes due 2026. We used a portion of the net proceeds of this offering to redeem the $275.0 million of senior notes due 2022 and fund the satisfaction of the indenture governing those notes. We used the remaining portion of the net proceeds to repay indebtedness outstanding under the credit facility and fund the payment of all related fees and expenses. Refer to Note 9 in the accompanying consolidated financial statements for additional details.
As of September 30, 2018, we had aggregate loan commitments from our senior secured credit facility totaling $1,118.8 million. The loan commitments consisted of revolving loans of $839.4 million and term loans of $279.4 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2018, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands	September 30, 2018
Maximum aggregate available for borrowing	$1,118,797
Outstanding borrowings of senior secured credit facility	(470,434)
Remaining amount	648,363
Limitations to borrowing due to debt covenants and other obligations (1)	(84,516)
Amount available for borrowing as of September 30, 2018 (2)	$563,847
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
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 9 of the accompanying consolidated financial statements. As of September 30, 2018, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired through our various acquisitions. As of September 30, 2018 we had $5.7 million outstanding for other debt payable through September 2024.
Our expectations for fiscal year 2019. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy. Over time we endeavor to invest large amounts of capital that we believe will generate returns that are above, or well above, our weighted average cost of capital. We consider any use of cash that we expect to require more than twelve months to return our invested capital to be an allocation of capital. For fiscal 2019, we expect to continue to evaluate opportunities to allocate capital across a spectrum of organic investments, purchases of our ordinary shares, corporate acquisitions and similar investments, and reductions of debt. We have targeted a capital structure that we believe balances both efficiency and flexibility. We do not have a specific financial leverage target, but rather will be guided by the availability of attractive opportunities while not putting at risk our ability to comfortably meet our quarterly maintenance covenants on our debt.

Contractual Obligations
Contractual obligations at September 30, 2018 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$76,896	$24,156	$31,798	$14,025	$6,917
Build-to-suit lease	93,539	12,569	25,139	22,912	32,919
Purchase commitments	93,413	81,192	12,221	—	—
Senior unsecured notes and interest payments	624,000	36,167	56,000	56,000	475,833
Other debt and interest payments (1)	548,102	60,482	105,617	381,762	241
Capital leases	28,167	11,749	11,404	2,892	2,122
Other	7,408	6,186	911	311	—
Total (2)	$1,471,525	$232,501	$243,090	$477,902	$518,032
___________________
(1) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $1.3 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(2) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.4 million as of September 30, 2018 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $76.9 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.6 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA.
Purchase Commitments. At September 30, 2018, we had unrecorded commitments under contract of $93.4 million. Purchase commitments consisted of third-party web services of $32.5 million, inventory purchase commitments of $7.8 million, production and computer equipment purchases of approximately $17.6 million, commitments for professional and consulting fees of $3.7 million, commitments for advertising campaigns of $5.6 million, and other unrecorded purchase commitments of $26.2 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other debt and interest payments. At September 30, 2018, the term loans of $279.4 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding of $191.0 million due on June 14, 2023. Interest payable included in this table is based on the interest rate as of September 30, 2018 and assumes all LIBOR based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our fiscal 2015 acquisitions, and as of September 30, 2018 we had $5.7 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2018, is $31.9 million, net of accumulated depreciation of $36.1 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2018 amounts to $27.6 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $5.8 million in the aggregate. We also have an installment obligation of $1.6 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of September 30, 2018.
Additional Non-GAAP Financial Measures
Adjusted net operating profit (NOP) and free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted NOP is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, restructuring charges, and the gain on purchase or sale of subsidiaries. The interest expense associated with our Waltham, Massachusetts lease, as well as realized gains (losses) on currency derivative contracts that do not qualify for hedge accounting, are included in Adjusted NOP.
Adjusted NOP is the primary profitability metric by which we measure our consolidated financial performance and is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, as we have become more acquisitive over recent years we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for certain derivative contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
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

The table below sets forth operating income and adjusted net operating profit for the three months ended September 30, 2018 and 2017:

In thousands	Three Months Ended September 30,
	2018	2017
GAAP operating (loss) income (1)	$(5,988)	$46,613
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	11,370	12,687
Earn-out related charges (2)	—	1,137
Share-based compensation related to investment consideration	—	40
Restructuring related charges	170	854
Less: Interest expense associated with Waltham, MA lease	(1,849)	(1,911)
Less: Gains on the purchase or sale of subsidiaries (3)	—	(48,380)
Include: Realized gains (losses) on certain currency derivatives not included in operating (loss) income	1,607	(634)
Adjusted NOP (1)	$5,310	$10,406
_________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard results in the earlier recognition of direct mail advertising costs within our National Pen business, which had a negative impact on operating loss and adjusted NOP of $14.0 million as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
(2) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(3) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 - "Goodwill or Gain from Bargain Purchase" for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the three months ended September 30, 2018.

The table below sets forth net cash provided by operating activities and free cash flow for the three months ended September 30, 2018 and 2017:

In thousands	Three Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$22,220	$16,379
Purchases of property, plant and equipment	(21,026)	(20,457)
Purchases of intangible assets not related to acquisitions	(22)	(24)
Capitalization of software and website development costs	(11,233)	(8,934)
Free cash flow	$(10,061)	$(13,036)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2018, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2018, we had $470.4 million of variable-rate debt and $1.6 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $2.2 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $32.3 million and $45.3 million on our income before income taxes for the three months ended September 30, 2018 and 2017, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablets and that our website visits using traditional computers may decline. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints, and we are seeing that customers' increased use of mobile devices to access and use our websites and technologies is having a negative impact on conversion rates, which can lead to a decline in revenue.

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
Our success depends on our ability to attract new and repeat customers in a cost-effective manner. We rely on a variety of methods to do this including drawing visitors to our websites, promoting our products and services through search engines such as Google, Bing, and Yahoo!, email, direct mail, advertising banners and other online links, broadcast media, telesales and word-of-mouth customer referrals. If the search engines on which we rely modify their algorithms or terminate their relationships with us, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer customers may click through to our websites. If links to our websites are not displayed prominently in online search results, if fewer customers click through to our websites, if our direct mail marketing campaigns are not effective, or if the costs of attracting customers using any of our current methods significantly increase, then our ability to efficiently attract new and repeat customers would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.
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

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, more focus on a given subset of our business, significantly greater financial, marketing, and other resources, or willingness to operate at a loss while building market share. Many of our competitors currently work together, and additional competitors may do so in the future through strategic business agreements or acquisitions. In addition, we have in the past and may in the future choose to collaborate with some of our existing and potential competitors in strategic partnerships that we believe will improve our competitive position and financial results. It is possible, however, that such ventures will be unsuccessful and that our competitive position and financial results will be adversely affected as a result of such collaboration.

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

As of September 30, 2018, our total debt was $876.2 million, made up of $400.0 million of senior notes, $470.4 million of loan obligations under our credit facility and $5.7 million of other debt. We had unused commitments of $646.1 million under our credit facility (after giving effect to letter of credit obligations).

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of September 30, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $2.4 million over the next 12 months.

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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. However, if such legislation were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

We continue to assess the impact of the U.S. Tax Act and the Internal Revenue Service's interpretive guidance, and we have made significant judgments and assumptions in the interpretation of this Act and in our calculations of the provisional amounts reflected in our financial statements. As we continue to analyze the U.S. Tax Act and collect relevant information to complete our computations of the related impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made, which could have a significant impact on our future operating results and cash flows.

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

We did not repurchase any shares during the three months ended September 30, 2018, and 5,857,443 shares remain available for repurchase under this program, subject to certain limitations imposed by our debt covenants.
Item 6. Exhibits

Exhibit
No.	Description
2.1
Agreement and Plan of Merger dated September 23, 2018 among Cimpress N.V., Cimpress USA Incorporated, Cimpress Acquisition, LLC, BAS Buyer, LLC, BAS NewCo, LLC, Build A Sign Management Pool, LLC, and Build A Sign LLC is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2018.

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
101
The following materials from this Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 1, 2018                     Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)