Form 10-Q
period 2018-12-31
CIMPRESS N.V.
filed 2019-01-31
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 25, 2019, there were 30,844,541 Cimpress N.V. ordinary shares, par value €0.01 per share, outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$48,264	$44,227
Accounts receivable, net of allowances of $7,307 and $6,898, respectively	68,100	55,621
Inventory	75,171	60,602
Prepaid expenses and other current assets	95,903	78,846
Total current assets	287,438	239,296
Property, plant and equipment, net	495,107	483,664
Software and website development costs, net	62,176	56,199
Deferred tax assets	59,336	67,087
Goodwill	727,577	520,843
Intangible assets, net	290,242	230,201
Other assets	50,295	54,927
Total assets	$1,972,171	$1,652,217
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$204,429	$152,436
Accrued expenses	237,564	186,661
Deferred revenue	32,132	27,697
Short-term debt	46,549	59,259
Other current liabilities	46,642	54,971
Total current liabilities	567,316	481,024
Deferred tax liabilities	46,979	51,243
Lease financing obligation	106,971	102,743
Long-term debt	1,001,900	767,585
Other liabilities	67,447	69,524
Total liabilities	1,790,613	1,472,119
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	53,371	86,151
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,843,950 and 30,876,193 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,236,677 and 13,204,434 shares, respectively	(696,499)	(685,577)
Additional paid-in capital	396,648	395,682
Retained earnings	496,745	452,756
Accumulated other comprehensive loss	(69,322)	(69,814)
Total shareholders’ equity attributable to Cimpress N.V.	128,187	93,662
Noncontrolling interests	—	285
Total shareholders' equity	128,187	93,947
Total liabilities, noncontrolling interests and shareholders’ equity	$1,972,171	$1,652,217

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	$825,567	$762,054	$1,414,548	$1,325,338
Cost of revenue (1)	411,496	360,285	713,967	644,040
Technology and development expense (1)	55,405	59,228	112,468	121,331
Marketing and selling expense (1)	211,963	200,785	394,751	366,878
General and administrative expense (1)	40,216	44,988	81,392	83,766
Amortization of acquired intangible assets	14,846	12,558	26,147	25,191
Restructuring expense (1)	1,026	11,501	1,196	12,355
(Gain) on sale of subsidiaries	—	—	—	(47,545)
Income from operations	90,615	72,709	84,627	119,322
Other income (expense), net	9,629	(7,732)	19,881	(24,044)
Interest expense, net	(16,808)	(12,529)	(30,585)	(25,611)
Income before income taxes	83,436	52,448	73,923	69,667
Income tax expense	14,399	21,825	19,880	15,638
Net income	69,037	30,623	54,043	54,029
Add: Net (income) loss attributable to noncontrolling interest	(23)	(688)	332	(731)
Net income attributable to Cimpress N.V.	$69,014	$29,935	$54,375	$53,298
Basic net income per share attributable to Cimpress N.V.	$2.24	$0.96	$1.76	$1.71
Diluted net income per share attributable to Cimpress N.V.	$2.17	$0.93	$1.70	$1.65
Weighted average shares outstanding — basic	30,863,339	31,026,043	30,873,478	31,123,177
Weighted average shares outstanding — diluted	31,820,497	32,319,022	31,913,510	32,325,592
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of revenue	$163	$95	$278	$135
Technology and development expense	(1,528)	2,818	680	4,674
Marketing and selling expense	(1,877)	1,858	(514)	2,843
General and administrative expense	522	8,037	5,752	11,965
Restructuring expense	—	506	—	609

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$69,037	$30,623	$54,043	$54,029
Other comprehensive income, net of tax:
Foreign currency translation gains (losses), net of hedges	2,463	11,827	(82)	39,134
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(6,807)	3,159	(6,197)	6,730
Amounts reclassified from accumulated other comprehensive loss to net income on derivative instruments	2,184	(1,370)	2,987	(4,134)
Comprehensive income	66,877	44,239	50,751	95,759
Add: Comprehensive loss (income) attributable to noncontrolling interests	3,401	(1,650)	4,116	(4,734)
Total comprehensive income attributable to Cimpress N.V.	$70,278	$42,589	$54,867	$91,025
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2018	2017
Operating activities
Net income	$54,043	$54,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,220	83,683
Share-based compensation expense	6,196	20,226
Deferred taxes	8,244	(6,869)
Gain on sale of subsidiaries	—	(47,545)
Change in contingent earn-out liability	—	1,774
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(9,581)	4,541
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(2,663)	13,275
Other non-cash items	2,420	817
Changes in operating assets and liabilities:
Accounts receivable	(11,866)	(16,456)
Inventory	(9,454)	(7,357)
Prepaid expenses and other assets	(8,397)	(4,174)
Accounts payable	48,839	43,604
Accrued expenses and other liabilities	42,489	37,194
Net cash provided by operating activities	205,490	176,742
Investing activities
Purchases of property, plant and equipment	(38,767)	(38,674)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	93,779
Business acquisitions, net of cash acquired	(289,269)	(110)
Purchases of intangible assets	(22)	(278)
Capitalization of software and website development costs	(21,921)	(18,114)
Proceeds from the sale of assets	523	334
Other investing activities	(52)	(1,003)
Net cash (used in) provided by investing activities	(349,508)	35,934
Financing activities
Proceeds from borrowings of debt	692,938	311,349
Payments of debt	(474,997)	(487,466)
Payments of debt issuance costs	(1,471)	(3,251)
Payments of withholding taxes in connection with equity awards	(2,125)	(2,098)
Payments of capital lease obligations	(8,780)	(9,462)
Purchase of ordinary shares	(14,043)	(55,139)
Purchase of noncontrolling interests	(41,177)	—
Distribution to noncontrolling interest	(3,375)	—
Proceeds from issuance of ordinary shares	2,891	9,019
Issuance of loans	—	(12,000)
Proceeds from sale of noncontrolling interest	—	35,390
Other financing activities	—	(83)
Net cash provided by (used in) financing activities	149,861	(213,741)
Effect of exchange rate changes on cash	(1,806)	3,390
Change in cash held for sale	—	12,042
Net increase in cash and cash equivalents	4,037	14,367
Cash and cash equivalents at beginning of period	44,227	25,697
Cash and cash equivalents at end of period	$48,264	$40,064

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,805	$25,863
Income taxes	10,961	10,452
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	6,223	—
Property and equipment acquired under capital leases	7,225	112
Amounts accrued related to business acquisitions	5,729	52,472
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, writing instruments, packaging, apparel and other categories. We invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. Mass customization is a core element of the business model of each Cimpress business. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
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

Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or for any other period. The consolidated balance sheet at June 30, 2018 has been derived from our audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
The following table summarizes the impact as of and for the three and six months ended December 31, 2018 from adopting the new revenue standard as compared to the previous revenue standard:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
Consolidated Statement of Operations for the Three Months Ended December 31, 2018
Marketing and selling expense (1)	$211,963	$12,002	$223,965
Income tax expense	14,399	(2,623)	11,776
Net income	69,037	(9,379)	59,658
Consolidated Statement of Operations for the Six Months Ended December 31, 2018
Marketing and selling expense (1)	$394,751	$(1,973)	$392,778
Income tax expense	19,880	169	20,049
Net income	54,043	1,804	55,847
Consolidated Balance Sheet as of December 31, 2018
Assets
Prepaid expenses and other current assets	$95,903	$5,711	$101,614
Deferred tax assets	59,336	107	59,443
Liabilities and Shareholders' Equity
Accrued expenses	$237,564	$(275)	$237,289
Deferred revenue	32,132	(103)	32,029
Retained earnings	496,745	6,196	502,941
_____________________
(1) During the three and six months ended December 31, 2018, the adjustment to marketing and selling expense was the impact from National Pen's direct mail costs that resulted in lower expense of $12,002 and higher expense of $1,973, respectively. The timing of the expense recognition would have been different under the previous revenue standard since they would have been capitalized within prepaid expense and other current assets and amortized over the customer response period to marketing and selling expense. These impacts were partially offset by the cumulative effect adjustment recognized within retained earnings of $3,738.
The material impact of our adoption of ASC 606 is related to the timing for recognizing direct-response advertising costs, which were costs previously capitalized and expensed based on the guidance outlined in ASC 340 - "Other Assets and Deferred Assets". The guidance included in ASC 340 is eliminated by ASC 606, and under the new revenue standard these costs are expensed as incurred because they do not meet the requirements for capitalization since they are not direct and incremental to obtaining a contract. Historically the direct mail costs were capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers. This creates volatility in our quarterly profitability but should not have a significant impact on an annual basis and has no impact on cash flow. By applying the modified retrospective approach for implementing the standard, we adjusted the cumulative impact of capitalized costs of $3,738, resulting in a decrease to prepaid expenses and other current assets and a decrease to retained earnings, as well as the related tax impact of $595, resulting in an increase to deferred tax assets and an increase to retained earnings on July 1, 2018.

We also identified an impact related to customer loyalty programs that are offered by several of our businesses. Under the new revenue standard, the rewards associated with these programs are recognized as an additional performance obligation, resulting in an allocation of the transaction price and deferral of revenue until the subsequent reward redemption. By applying the modified retrospective approach for implementing the standard, we adjusted the cumulative impact of $103, resulting in an increase to deferred revenue and a decrease to retained earnings on July 1, 2018. All other impacts during the current periods were not considered material.
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
We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to December 31, 2018.
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
Additional revenue disaggregation disclosure requirements resulting from the adoption of ASC 606 are included in Note 13.
Share-based Compensation
During the three months ended December 31, 2018, we recognized a net benefit in our consolidated statement of operations for share-based compensation costs of $2,720 and expense of $6,196 during the six months ended December 31, 2018. For the three and six months ended December 31, 2017, we recognized $13,314 and $20,226 of share-based compensation expense, respectively.
During the first quarter of fiscal 2018, we issued supplemental performance share units ("supplemental PSUs") to certain members of management (excluding Robert Keane, our Chairman and CEO) that were incremental to our typical long-term incentive award grants. Since these awards are incremental to our typical long-term incentive awards, the supplemental PSUs are subject to a three-year cumulative financial performance condition intended to provide a stretch goal for participants in addition to service vesting and share price performance conditions. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, the awards are subject to mark-to-market accounting throughout the performance vesting period. Beginning in the second quarter of fiscal 2018, we concluded that the achievement of the performance condition was probable and recognized $15,397 of expense cumulatively through the first quarter of fiscal 2019. Based on our current quarter results (which are seasonally significant for several of our businesses), we concluded that the achievement of the three-year cumulative performance condition was no longer probable as of December 31, 2018, and we have reversed the previously recognized expense of $15,397. If in a future period we determine that it is probable that the financial performance condition will be achieved based on our financial performance, we will cumulatively catch-up the expense in that period.
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
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Gains (losses) on derivatives not designated as hedging instruments (1)	$11,171	$(1,752)	$18,544	$(10,001)
Currency-related (losses) gains, net (2)	(1,023)	(6,449)	1,074	(14,652)
Other (losses) gains	(519)	469	263	609
Total other income (expense), net	$9,629	$(7,732)	$19,881	$(24,044)
_____________________
(1) Primarily relates to both realized and unrealized gains (losses) on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three and six months ended December 31, 2018 and 2017 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized gains related to cross-currency swaps were $2,080 and $1,243 for the three and six months ended December 31, 2018, respectively, as compared to unrealized losses of $2,016 and $6,126 for the three and six months ended December 31, 2017, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted average shares outstanding, basic	30,863,339	31,026,043	30,873,478	31,123,177
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	957,158	1,292,979	1,040,032	1,202,415
Shares used in computing diluted net income per share attributable to Cimpress N.V.	31,820,497	32,319,022	31,913,510	32,325,592
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress N.V.	—	—	—	4,582

Build-to-Suit Lease Arrangements
For accounting purposes, we were deemed to be the owner of two projects during their respective construction periods: the Waltham, Massachusetts office building lease and a lease executed during the first quarter of fiscal 2019 for a production facility in Dallas, Texas. For both build-to-suit leases, property, plant and equipment, net, was $116,089 and $111,926 as of December 31, 2018 and June 30, 2018, respectively, related to the buildings. The financing lease obligation and deferred rent credit related to the buildings on our consolidated balance sheets was $119,540 and $115,312 as of December 31, 2018 and June 30, 2018, respectively. All additions during the current period were capitalized construction costs related to the Dallas facility.
Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. During the six months ended December 31, 2018 and 2017, we repurchased 117,552 and 574,264, respectively, of our ordinary shares for a total cost of $14,043 and $55,139, respectively, inclusive of transaction costs, in connection with our publicly announced share repurchase programs.
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

Issued Accounting Standards to be Adopted
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for us on July 1, 2020. We are currently evaluating the requirements of the standard, and we have not yet determined the impact of adoption on our consolidated financial statements.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)," (ASU 2017-12), which better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. The amendment is effective for us on July 1, 2019 and permits early adoption, including adoption in an interim period. The standard requires a modified retrospective transition approach, in which we will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. We do not expect this standard to have material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019 and we expect to adopt the new standard using the modified retrospective approach. We also plan to use the transition relief package, in which we will not reassess the classification of our existing leases, whether any expired or existing contracts contain leases and if our existing leases have any initial direct costs. We are in the process of collecting our existing lease contracts and implementing changes to our systems and processes. While we expect the new standard to have a material impact on our consolidated balance sheet, we have not yet determined the full impact of adoption on our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$6,732	$—	$6,732	$—
Currency forward contracts	16,691	—	16,691	—
Currency option contracts	4,035	—	4,035	—
Total assets recorded at fair value	$27,458	$—	$27,458	$—

Liabilities
Cross-currency swap contracts	$(17,019)	$—	$(17,019)	$—
Currency forward contracts	(5,527)	—	(5,527)	—
Total liabilities recorded at fair value	$(22,546)	$—	$(22,546)	$—

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$13,370	$—	$13,370	$—
Currency forward contracts	9,202	—	9,202	—
Currency option contracts	1,782	—	1,782	—
Total assets recorded at fair value	$24,354	$—	$24,354	$—

Liabilities
Cross-currency swap contracts	$(25,348)	$—	$(25,348)	$—
Currency forward contracts	(14,201)	—	(14,201)	—
Currency option contracts	(85)	—	(85)	—
Total liabilities recorded at fair value	$(39,634)	$—	$(39,634)	$—
During the quarter ended December 31, 2018 and year ended June 30, 2018, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of December 31, 2018 and June 30, 2018, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2018 and June 30, 2018 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $1,060,321 and $839,429, respectively, and the fair value was $1,048,771 and $847,520, respectively. Our debt at December 31, 2018 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of seven of our interest rate swap contracts was deemed to be ineffective during the three and six months ended December 31, 2018 and during the three and six months ended December 31, 2017, a portion of seven of our interest rate swap contracts was deemed to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of December 31, 2018, we estimate that $1,446 of income will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2019. As of December 31, 2018, we had eight outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2018	$210,000
Contracts with a future start date	170,000
Total	$380,000
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

Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of December 31, 2018, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2018, we estimate that $1,068 will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2019.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of December 31, 2018, we had two outstanding cross-currency swap contracts designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in a consolidated subsidiary that has the Euro as its functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We did not hold any ineffective cross-currency swaps during the three and six months ended December 31, 2018 and 2017.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of December 31, 2018, we had six currency forward contracts designated as net investment hedges with a total notional amount of $181,344, maturing during various dates through October 2023. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2018 and 2017, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2018, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$614,831	September 2017 through December 2018	Various dates through December 2020	541	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2018 and June 30, 2018. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$6,732	$—	$6,732	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(6,600)	—	(6,600)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(10,419)	—	(10,419)
Currency forward contracts	Other non-current assets	991	—	991	Other current liabilities / other liabilities	(5,458)	—	(5,458)
Total derivatives designated as hedging instruments		$7,723	$—	$7,723		$(22,477)	$—	$(22,477)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$17,216	$(1,516)	$15,700	Other current liabilities / other liabilities	$(177)	$108	$(69)
Currency option contracts	Other current assets / other assets	4,076	(41)	4,035	Other current liabilities / other liabilities	—	—	—
Total derivatives not designated as hedging instruments		$21,292	$(1,557)	$19,735		$(177)	$108	$(69)

	June 30, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$13,374	$(4)	$13,370	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(10,659)	—	(10,659)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(14,689)	—	(14,689)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(13,387)	—	(13,387)
Total derivatives designated as hedging instruments		$13,374	$(4)	$13,370		$(38,735)	$—	$(38,735)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,433	$(1,231)	$9,202	Other current liabilities / other liabilities	$(1,080)	$266	$(814)
Currency option contracts	Other current assets / other assets	1,782	—	1,782	Other current liabilities / other liabilities	(85)	—	(85)
Total derivatives not designated as hedging instruments		$12,215	$(1,231)	$10,984		$(1,165)	$266	$(899)
The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and six months ended December 31, 2018 and 2017:

Derivatives designated as hedging instruments	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Derivatives in cash flow hedging relationships
Interest rate swaps	$(5,686)	$1,593	$(4,436)	$1,656
Cross-currency swaps	(1,121)	1,566	(1,761)	5,074
Derivatives in net investment hedging relationships
Cross-currency swaps	3,225	(2,222)	5,015	(7,345)
Currency forward contracts	5,433	(3,148)	7,319	(9,542)
Total	$1,851	$(2,211)	$6,137	$(10,157)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2018 and 2017:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Derivatives in cash flow hedging relationships
Interest rate swaps	$378	$(164)	$209	$(106)	Interest expense, net
Cross-currency swaps	2,534	(1,688)	3,774	(5,435)	Other income (expense), net
Total before income tax	2,912	(1,852)	3,983	(5,541)	Income before income taxes
Income tax	(728)	482	(996)	1,407	Income tax expense (benefit)
Total	$2,184	$(1,370)	$2,987	$(4,134)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Currency contracts	$11,171	$(1,999)	$18,544	$(10,279)	Other income (expense), net
Interest rate swaps	(418)	247	(214)	278	Other income (expense), net
Total	$10,753	$(1,752)	$18,330	$(10,001)
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $3,069 for the six months ended December 31, 2018:

	Gains (losses) on cash flow hedges (1)	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2018	$8,195	$(78,009)	$(69,814)
Other comprehensive income (loss) before reclassifications	(6,197)	3,702	(2,495)
Amounts reclassified from accumulated other comprehensive loss to net income	2,987	—	2,987
Net current period other comprehensive income (loss)	(3,210)	3,702	492
Balance as of December 31, 2018	$4,985	$(74,307)	$(69,322)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2018 and June 30, 2018, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $9,681 and $22,014, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2018 and June 30, 2018 was as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2018	$146,207	$328,771	$34,434	$11,431	$520,843
Acquisitions (1)	—	2,024	—	212,768	214,792
Effect of currency translation adjustments (2)	(558)	(7,500)	—	—	(8,058)
Balance as of December 31, 2018	$145,649	$323,295	$34,434	$224,199	$727,577
_________________
(1) Refer to Note 7 for additional details related to our acquisitions of BuildASign and VIDA. We also recognized goodwill related to a small acquisition of a supplier by one of our businesses within our Upload and Print reportable segment.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and six months ended December 31, 2018 was $14,846 and $26,147, respectively, compared to $12,558 and $25,191 for the prior comparative periods, respectively.

7. Business Combinations

Acquisition of Build A Sign LLC

On October 1, 2018, we completed the acquisition of Build A Sign LLC ("BuildASign"), a vertically integrated U.S. web-to-print canvas wall dècor and signage company. We acquired approximately 99% of the outstanding equity interests of BuildASign for a purchase price of $275,079 in cash, which includes a post-closing adjustment paid during the second quarter of fiscal 2019 and was based on BuildASign's cash, debt and working capital position as of the acquisition date.

The acquisition supports our strategy of investing in and building customer-focused, entrepreneurial, mass customization businesses for the long term, which we manage in a decentralized and autonomous manner. BuildASign brings strong talent, a customer-centric culture, low-cost production operations and strong e-commerce capabilities that work seamlessly together to serve customers with market-leading prices, fast delivery and great customer service.

Noncontrolling Interest

At the closing, Build A Sign Management Pool, LLC (the "Management Pool"), one of the sellers, retained approximately 1% of the outstanding equity interests of BuildASign for the benefit of certain BuildASign employees who hold equity interests in the Management Pool. We entered into a put and call option agreement with respect to the retained BuildASign equity interests, which provides the holders of the Management Pool the right to sell to us all or any portion of their shares, beginning with our fiscal year ending June 30, 2022 and for each fiscal year thereafter. We have the right to buy all (but not less than all) of the retained equity interest of any holder that is no longer an active employee of the company, beginning with our fiscal year ending June 30, 2022. The put and call purchase price is based on BuildASign's revenue growth and EBITDA for the fiscal year as to which the option is exercised. Due to the presence of the put arrangement, the noncontrolling interest is presented as redeemable noncontrolling interest as redemption is not solely within our control. We initially recognized the noncontrolling interest at fair value of $3,356 and will adjust the balance for the pro rata impact of the BuildASign earnings or loss, as well as adjustments to increase the balance to the redemption value, if necessary.

The excess purchase price over the fair value of BuildASign's net assets was recorded as goodwill, which is primarily attributable to the value of its workforce, its manufacturing and marketing process and know-how, as well as synergies which include leveraging Cimpress' scale-based sourcing channels. Goodwill is deductible for tax purposes and has been attributed to the All Other Businesses reportable segment.

Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing our valuation analysis, including certain valuation assumptions and tax matters. The final determination may result in changes in the fair value of certain assets and liabilities as compared to our preliminary estimates, which are expected to be finalized prior to the end of fiscal 2019.
The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$4,093	n/a
Accounts receivable, net	510	n/a
Inventory	1,107	n/a
Other current assets (1)	6,937	n/a
Property, plant and equipment, net	12,080	n/a
Deferred tax assets	1,023	n/a
Accounts payable	(3,369)	n/a
Accrued expenses (1)	(12,839)	n/a
Other current liabilities	(2,658)	n/a
Long-term liabilities	(3,949)	n/a
Identifiable intangible assets:
Trade name	47,600	15 years
Developed technology	28,900	3 - 7 years
Customer relationships	12,430	2 - 5 years
Noncontrolling interest	(3,356)	n/a
Goodwill	186,570	n/a
Total purchase price	$275,079
_________________
(1) In connection with the BuildASign acquisition, we recorded an indemnification asset of $5,500, which represents the seller's obligation under the merger agreement to indemnify us for a portion of their potential contingent liabilities related to certain tax matters. We also recognized a contingent liability of $10,106, which represents our estimate based on guidance within ASC 450 - "Contingencies," as of the acquisition date.

BuildASign Pro Forma Financial Information

BuildASign has been included in our consolidated financial statements starting on its acquisition date. The following unaudited pro forma financial information presents our results as if the BuildASign acquisition had occurred on July 1, 2017. The pro forma financial information for all periods presented adjusts for the effects of material business combination items, including estimated amortization of acquired intangible assets, interest associated with debt used to finance the acquisition, and transaction related costs.

	Six Months Ended December 31,
	2018	2017
Pro forma revenue	$1,446,678	$1,387,578
Pro forma net income attributable to Cimpress N.V.	48,806	46,440
We utilized proceeds from our credit facility in order to finance the acquisition. In connection with the acquisition, we incurred $1,047 and $1,140 in general and administrative expenses during the three and six months ended December 31, 2018, primarily related to legal, financial, and other professional services.

Acquisition of VIDA Group Co.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. ("VIDA"), a rapidly growing U.S.-based startup, with options to increase our ownership beginning in fiscal 2023. For the noncontrolling interest, we entered into put and call options with each employee who holds shares, which become exercisable starting in fiscal 2023, or earlier if the employee terminates their employment. The total consideration was $19,897, net of cash acquired. VIDA brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas in beautiful, original products for customers, ranging from fashion, jewelry and accessories to home accent pieces. This investment supports our strategy to build a competitively differentiated portfolio of focused brands by providing access to the textiles marketplace.

We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. The aggregate allocation to goodwill, net liabilities and noncontrolling interest was $26,198, $647, and $5,705, respectively.

The revenue and earnings included in our consolidated financial statements for the three and six months ended December 31, 2018 are not material. We utilized proceeds from our credit facility to finance the acquisition.
8. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2018	June 30, 2018
Compensation costs	$54,779	$57,024
Income and indirect taxes (1)	58,506	33,557
Advertising costs (1)	43,824	28,140
Production costs (1)	14,029	8,903
Shipping costs (1)	9,204	5,241
Sales returns	6,501	5,076
Purchases of property, plant and equipment	2,675	4,489
Professional fees	2,195	3,802
Interest payable	1,758	1,653
Other	44,093	38,776
Total accrued expenses	$237,564	$186,661
_______________________
(1) The increase in income and indirect taxes, advertising, production, and shipping costs is due to increased sales volumes during our peak holiday season in the second quarter of our fiscal year.
Other current liabilities included the following:

	December 31, 2018	June 30, 2018
Short-term derivative liabilities	$20,069	$31,054
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	10,837	10,747
Other	3,167	601
Total other current liabilities	$46,642	$54,971

Other liabilities included the following:

	December 31, 2018	June 30, 2018
Long-term capital lease obligations	$17,490	$16,883
Long-term derivative liabilities	4,143	10,080
Mandatorily redeemable noncontrolling interest (1)	5,178	4,366
Other (2)	40,636	38,195
Total other liabilities	$67,447	$69,524
_______________________
(1) Relates to the mandatorily redeemable noncontrolling interest of Printi LLC. Refer to Note 12 for additional details.
(2) As of December 31, 2018 and June 30, 2018, other liabilities includes $18,371 and $15,464, respectively, of share-based compensation awards associated with our investment in Printi LLC. Refer to Note 12 for additional details.
9. Debt

	December 31, 2018	June 30, 2018
Senior secured credit facility	$650,107	$432,414
7.0% Senior unsecured notes due 2026	400,000	400,000
Other	10,214	7,015
Debt issuance costs and debt discounts	(11,872)	(12,585)
Total debt outstanding, net	1,048,449	826,844
Less: short-term debt (1)	46,549	59,259
Long-term debt	$1,001,900	$767,585
_____________________
(1) Balances as of December 31, 2018 and June 30, 2018 are inclusive of short-term debt issuance costs and debt discounts of $2,047 and $2,012, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2018, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
As of December 31, 2018, we had a committed credit facility of $1,113,172 as follows:

•	Revolving loans of $839,422 with a maturity date of June 14, 2023

•	Term loans of $273,750 amortizing over the loan period, with a final maturity date of June 14, 2023
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of December 31, 2018, the weighted-average interest rate on outstanding borrowings was 3.91%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of December 31, 2018.
On January 7, 2019, we amended the terms of our senior secured credit facility, resulting in an increase of loan commitments to $1,613,172 in the aggregate, which includes $1,087,257 of revolving loans and $525,915 of term loans. The terms and covenants of the senior secured credit facility remain unchanged.

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
Other debt
Other debt consists primarily of term loans acquired through our various acquisitions. As of December 31, 2018 and June 30, 2018 we had $10,214 and $7,015, respectively, outstanding for those obligations that are payable through September 2024.
10. Income Taxes

Our income tax expense was $14,399 and $19,880 for the three and six months ended December 31, 2018, as compared to $21,825 and $15,638 for the prior comparable periods. The decrease in tax expense for the three months ended December 31, 2018 from the same prior year period is primarily due to "Patent Box" tax benefits of $3,547 granted to our Pixartprinting business in Italy and recognized as a discrete adjustment to our tax expense for the three months ended December 31, 2018 as well as increased tax expense of $4,701 related to the impacts of U.S. tax reform recognized in the same prior year period. The increase in tax expense for the six months ended December 31, 2018 from the same prior year period is primarily due to higher profits and a decrease in deferred tax assets of $5,574 recognized as a discrete adjustment during the three months ended September 30, 2018 related to guidance issued by the Internal Revenue Service regarding limitations on tax deductions for compensation granted to certain executives. Excluding the effect of these discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal 2019 as compared to fiscal 2018 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

In response to the U.S. Tax Cuts and Jobs Act ("The Act") enacted in December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 ("SAB 118"), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The one-year measurement period has expired for us during this quarter and our analysis under SAB 118 is complete. There have been no changes to our tax balances in the three months ended December 31, 2018 as a result of changes to our interpretation of nor the issuance of new guidance on The Act. However, we will continue to evaluate our tax positions to the extent additional guidance relating to The Act is issued in the future.

As of December 31, 2018, we had a liability for unrecognized tax benefits included in the balance sheet of $5,552, including accrued interest and penalties of $552. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire liability for unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $800 to $1,000 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2013 through 2018 remain open for examination by the IRS and the years 2013 through 2018 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
11. Noncontrolling Interests
In certain of our strategic investments we own a controlling equity stake, but a third party owns a minority portion of the equity. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity. We recognize redeemable noncontrolling interests at fair value on the sale or acquisition date and adjust to the redemption value on a periodic basis, if that amount exceeds the fair value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value is offset to the net (income) loss attributable to noncontrolling interest in our consolidated statement of operations.
Redeemable noncontrolling interests
On December 20, 2018, we purchased the outstanding 12% equity interest of our WIRmachenDRUCK subsidiary for €36,173 ($41,177 based on the exchange rate as of the redemption date). During the six months ended December 31, 2018, we increased the carrying amount of the redeemable noncontrolling interest by $7,133, to reflect the change in the redemption value, offset to retained earnings, since the redemption value remained below the fair value.

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of December 31, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required. Refer to Note 7 for additional details.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of December 31, 2018, the redemption value is less than the carrying value and therefore no adjustment has been made. Refer to Note 7 for additional details.

On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The first redemption date in which a put option can be exercised is April 15, 2019. The Exagroup noncontrolling interest is redeemable at a fixed amount of €39,000. As of December 31, 2018, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2018	$86,151	$285
Acquisition of noncontrolling interest (1)	9,061	—
Reclassification to redeemable noncontrolling interest (2)	308	(308)
Accretion to redemption value recognized in retained earnings (3)	7,133	—
Net loss attributable to noncontrolling interest	(326)	(6)
Distribution to noncontrolling interest	(3,375)	—
Purchase of noncontrolling interests (4)	(41,177)	—
Shares forfeited by noncontrolling interest	(591)	—
Foreign currency translation	(3,813)	29
Balance as of December 31, 2018	$53,371	$—
___________________
(1) Includes the noncontrolling interests related to our VIDA and BuildASign acquisitions. Refer to Note 7 for additional details.
(2) During the first quarter of fiscal 2019, we amended our agreement with one noncontrolling interest holder and agreed to put and call options related to their existing noncontrolling interest. As such, we reclassified the noncontrolling interest to redeemable noncontrolling interest since the exercise is not solely within our control.
(3) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value.
(4) During the second quarter of fiscal 2019, we purchased the WIRmachenDRUCK noncontrolling interest for $41,177.
12. Variable Interest Entity ("VIE")
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
As of December 31, 2018, we have a 53.69% equity interest in Printi. In addition, we will acquire the remaining equity interest in Printi through a reciprocal put and call structure, exercisable from March 31, 2021 through a mandatory redemption date of July 31, 2023. As the remaining equity interests are mandatorily redeemable by all parties no later than a specified future date, the noncontrolling interest is within the scope of ASC 480 - "Distinguishing Liabilities from Equity" and is required to be presented as a liability on our consolidated balance sheet. As of December 31, 2018 and June 30, 2018, we recognized a liability of $5,178 and $4,366, respectively, based on our current estimate of the redemption value. During the three and six months ended December 31, 2018, we recognized an adjustment within interest expense, net of $813. We did not recognize any adjustments within interest expense, net during the prior comparative periods. We will continue to adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations.
We also have liability-based awards for Printi restricted stock held by Printi employees that are fully vested and marked to fair value each reporting period until cash settlement. As of December 31, 2018, our estimated redemption value was $18,371 and we have recognized $2,904 in general and administrative expense for the three and six months ended December 31, 2018, compared to $1,007 and $1,047 in the prior comparative periods.
We also have an arrangement to lend two Printi equity holders up to $24,000 that is payable on the date the put or call option is exercised, which will occur no later than July 31, 2023. As of December 31, 2018 and June 30, 2018, the long-term loan receivable, including accrued interest, is $23,167 and $22,234, respectively, and is classified within other assets in our consolidated balance sheets. The loans carry 8.5% annual interest, and are not contingent upon continued employment. We expect that the loan proceeds will be used to offset our purchase of the remaining noncontrolling interest in the future.
13. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. As of December 31, 2018, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

•
Vistaprint - Includes the operations of our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print - Includes the results of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses.

•	National Pen - Includes the global operations of our National Pen businesses, which manufacture and market custom writing instruments and promotional products, apparel and gifts.

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign, acquired October 1, 2018, is a fast-growing internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

◦
VIDA, acquired on July 2, 2018, is an innovative startup that brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas into beautiful, original products for customers, ranging from custom fashion, jewelry and accessories to home accent pieces.

◦	Vistaprint Corporate Solutions serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses.

◦
Vistaprint India operates a derivative of the Vistaprint business model, albeit with higher service levels and quality, fully domestic, Indian content, pricing that is a slight premium to many traditional offline alternatives, and almost no discounting.

◦
Vistaprint Japan operates a derivative of the Vistaprint business model with a differentiated position relative to competitors who tend to focus on upload and print, not the self-service, micro-business customer which Vistaprint Japan serves.

◦	Albumprinter through its divestiture date of August 31, 2017.
Central and corporate consists primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our Board of Directors, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, internal audit and legal. These costs also include certain unallocated share-based compensation costs.
For awards granted under our 2016 Performance Equity Plan, the PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within Central and corporate costs. All expense or benefit associated with our supplemental performance share units is recognized within Central and corporate costs.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue:
Vistaprint (1)	$434,326	$428,908	$771,255	$747,951
Upload and Print (2)	203,799	192,527	375,964	352,917
National Pen (3)	132,951	126,098	198,922	185,815
All Other Businesses (4)	61,827	20,994	80,715	49,048
Total segment revenue	832,903	768,527	1,426,856	1,335,731
Inter-segment eliminations	(7,336)	(6,473)	(12,308)	(10,393)
Total consolidated revenue	$825,567	$762,054	$1,414,548	$1,325,338
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $3,549 and $6,265 for the three and six months ended December 31, 2018, respectively, and $2,803 and $5,006 for the prior comparative periods, respectively.
(2) Upload and Print segment revenues include inter-segment revenue of $537 and $728 for the three and six months ended December 31, 2018, respectively and $480 and $808 for the prior comparative periods, respectively.
(3) National Pen segment revenues include inter-segment revenue of $754 and $1,504 for the three and six months ended December 31, 2018, respectively, and $1,024 and $1,470 for the prior comparative periods, respectively.
(4) All Other Businesses segment revenues include inter-segment revenue of $2,496 and $3,811 for the three and six months ended December 31, 2018, respectively, and $2,166 and $3,109 for the prior comparative periods, respectively. The All Other Businesses segment includes the revenue of the VIDA and BuildASign's businesses since its acquisition of July 2, 2018 and October 1, 2018, respectively, as well as the Albumprinter business during the six months ended September 30, 2017 until the sale completion date of August 31, 2017.

	Three Months Ended December 31, 2018
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$279,769	$—	$57,348	$47,447	$384,564
Europe	129,932	203,262	62,473	799	396,466
Other	21,076	—	12,376	11,085	44,537
Inter-segment	3,549	537	754	2,496	7,336
Total segment revenue	434,326	203,799	132,951	61,827	832,903
Less: inter-segment elimination	(3,549)	(537)	(754)	(2,496)	(7,336)
Total external revenue	$430,777	$203,262	$132,197	$59,331	$825,567

	Three Months Ended December 31, 2017
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$271,547	$1,079	$55,286	$4,722	$332,634
Europe	131,977	190,968	60,820	518	384,283
Other	22,581	—	8,968	13,588	45,137
Inter-segment	2,803	480	1,024	2,166	6,473
Total segment revenue	428,908	192,527	126,098	20,994	768,527
Less: inter-segment elimination	(2,803)	(480)	(1,024)	(2,166)	(6,473)
Total external revenue	$426,105	$192,047	$125,074	$18,828	$762,054

	Six Months Ended December 31, 2018
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$520,854	$—	$95,906	$54,211	$670,971
Europe	205,931	375,236	83,509	1,470	666,146
Other	38,205	—	18,003	21,223	77,431
Inter-segment	6,265	728	1,504	3,811	12,308
Total segment revenue	771,255	375,964	198,922	80,715	1,426,856
Less: inter-segment elimination	(6,265)	(728)	(1,504)	(3,811)	(12,308)
Total external revenue	$764,990	$375,236	$197,418	$76,904	$1,414,548

	Six Months Ended December 31, 2017
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$494,359	$2,095	$90,287	$8,920	$595,661
Europe	208,173	350,014	80,278	13,675	652,140
Other	40,413	—	13,780	23,344	77,537
Inter-segment	5,006	808	1,470	3,109	10,393
Total segment revenue	747,951	352,917	185,815	49,048	1,335,731
Less: inter-segment elimination	(5,006)	(808)	(1,470)	(3,109)	(10,393)
Total external revenue	$742,945	$352,109	$184,345	$45,939	$1,325,338

The following table includes segment profit (loss) by reportable segment, total income from operations and total income before income taxes.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Segment profit (loss):
Vistaprint	$83,788	$99,049	$131,052	$129,944
Upload and Print	22,454	22,470	38,633	37,238
National Pen (1)	24,862	17,645	6,826	18,830
All Other Businesses	(7,582)	(8,566)	(17,153)	(16,117)
Total segment profit	123,522	130,598	159,358	169,895
Central and corporate costs	(15,908)	(33,410)	(48,041)	(61,667)
Acquisition-related amortization and depreciation	(14,913)	(12,613)	(26,283)	(25,300)
Earn-out related charges (2)	—	(1,254)	—	(2,391)
Share-based compensation related to investment consideration	(2,893)	(1,007)	(2,893)	(1,047)
Restructuring-related charges	(1,026)	(11,501)	(1,196)	(12,355)
Interest expense for Waltham, MA lease	1,833	1,896	3,682	3,807
Gain on the purchase or sale of subsidiaries (3)	—	—	—	48,380
Total income from operations	90,615	72,709	84,627	119,322
Other income (expense), net	9,629	(7,732)	19,881	(24,044)
Interest expense, net	(16,808)	(12,529)	(30,585)	(25,611)
Income before income taxes	$83,436	$52,448	$73,923	$69,667
___________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard resulted in lower direct mail advertising costs within our National Pen business during the three months ended December 31, 2018 of $12,002, as compared to the prior comparative period, due to the earlier recognition of costs during the first quarter of fiscal 2019. During the six months ended December 31, 2018, the new standard had a negative impact on operating income and adjusted NOP of $1,973, as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Depreciation and amortization:
Vistaprint	$16,134	$15,709	$31,868	$32,483
Upload and Print	13,350	15,005	27,494	29,725
National Pen	5,319	5,275	10,443	10,370
All Other Businesses	6,482	2,156	8,652	4,443
Central and corporate costs	3,217	3,154	6,763	6,662
Total depreciation and amortization	$44,502	$41,299	$85,220	$83,683

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Purchases of property, plant and equipment:
Vistaprint	$9,322	$10,835	$21,232	$24,499
Upload and Print	3,434	5,733	7,159	8,991
National Pen	2,308	1,219	7,035	3,708
All Other Businesses	2,418	308	2,849	979
Central and corporate costs	259	122	492	497
Total purchases of property, plant and equipment	$17,741	$18,217	$38,767	$38,674

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Capitalization of software and website development costs:
Vistaprint	$5,833	$5,507	$12,615	$11,080
Upload and Print	1,220	1,016	2,002	1,790
National Pen	576	367	1,476	367
All Other Businesses	1,246	400	1,812	1,368
Central and corporate costs	1,813	1,890	4,016	3,509
Total capitalization of software and website development costs	$10,688	$9,180	$21,921	$18,114
The following table sets forth long-lived assets by geographic area:

	December 31, 2018	June 30, 2018
Long-lived assets (1):
Netherlands	$101,428	$109,556
Canada	78,171	81,334
United States	58,234	45,709
Switzerland	55,468	52,523
Italy	44,097	42,514
Jamaica	22,132	21,720
Australia	21,697	22,418
France	21,194	20,131
Japan	18,209	19,117
Other	70,859	67,842
Total	$491,489	$482,864
___________________
(1) Excludes goodwill of $727,577 and $520,843, intangible assets, net of $290,242 and $230,201, build-to-suit lease assets of $116,089 and $111,926, and deferred tax assets of $59,336 and $67,087 as of December 31, 2018 and June 30, 2018, respectively.
14. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026. Total lease expense, net of sublease income, for the three and six months ended December 31, 2018 was $4,296 and $8,764, respectively, and $1,943 and $6,187 for the three and six months ended December 31, 2017, respectively.
We lease certain machinery and plant equipment, as well as buildings, under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2018, is $33,069, net of accumulated depreciation of $37,997; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2018 amounts to $28,327.
Purchase Obligations
At December 31, 2018, we had unrecorded commitments under contract of $65,505, including inventory and third-party fulfillment purchase commitments of $22,848 and third-party web services of $13,184. In addition, we had purchase commitments for production and computer equipment purchases of approximately $7,100, commitments for advertising campaigns of $3,068, professional and consulting fees of $2,406, and other unrecorded purchase commitments of $16,899.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $5,729 in aggregate. In addition, we have an outstanding installment obligation of $1,051 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2018.
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

15. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, and other related costs including third-party professional and outplacement services. During the three and six months ended December 31, 2018, we recognized restructuring charges of $1,026 and $1,196, respectively, related primarily to two actions that are substantially complete as of December 31, 2018 and we do not expect any material charges in future periods related to these actions.

During the three and six months ended December 31, 2017, we recognized restructuring charges of $11,501 and $12,355, respectively, which primarily related to Vistaprint's November 2017 restructuring action. We do not expect any material charges to be incurred in future periods related to this initiative.

The following table summarizes the restructuring activity during the six months ended December 31, 2018:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2018	$1,385	$2	$1,387
Restructuring charges	1,196	—	1,196
Cash payments	(1,654)	(2)	(1,656)
Accrued restructuring liability as of December 31, 2018	$927	$—	$927

16. Subsequent Events

On January 7, 2019, we entered into an amendment to our senior secured credit facility. Refer to Note 9 for additional details.

On January 29, 2019, Cimpress' Board of Directors approved the separation of Katryn "Trynka" Shineman Blake, Executive Vice President and Chief Executive Officer of Vistaprint, whose employment with Cimpress will end on March 1, 2019, and effective January 29, 2019, she is no longer designated an executive officer of Cimpress, as defined under the rules of the Securities and Exchange Commission ("SEC"). Cimpress' Chief Executive Officer, Robert Keane, will be taking on the interim additional role of Chief Executive Officer of Vistaprint for the foreseeable future until a permanent successor is named.

During the three months ended March 31, 2019, we estimate that we will incur an aggregate pre-tax restructuring charge of approximately $6,500, for expenses related to the employment separation summarized above and some limited workforce reductions within the Vistaprint business, as well as a smaller action in one of our other businesses. This is a preliminary estimate, and we estimate that the charge will include approximately $3,500 of non-cash charges related to the acceleration of share-based compensation, as well as approximately $3,000 of cash severance charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated revenue growth and profitability of certain of our businesses, planned investments in our business and the expected effects of those investments, sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, expected allocations of capital, anticipated competitive position of certain of our businesses, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
Executive Overview
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, writing instruments, packaging, apparel and other categories. We invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
As of December 31, 2018, we have numerous operating segments under our management reporting structure that are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Vistaprint represents our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs business, which is managed with the Vistaprint digital business. Upload and Print includes the druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses. National Pen includes the global operations of our National Pen business. All Other Businesses segment includes the operations of our Printi, Vistaprint India, Vistaprint Japan, and Vistaprint Corporate Solutions businesses, as well as our operations in China, VIDA since its acquisition date of July 2, 2018, BuildASign since its acquisition on October 1, 2018, and the Albumprinter business through its divestiture on August 31, 2017.
We present inter-segment fulfillment activity as revenue for the fulfilling business for purposes of measuring and reporting our segment financial performance.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our free cash flow prior to cash interest costs; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and free cash flow. A summary of these key financial metrics for the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017 follows:
Second Quarter 2019

•	Revenue increased by 8% to $825.6 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 11% and, excluding acquisitions completed in the last four quarters, increased by 6%.

•	Operating income increased by $17.9 million to $90.6 million.

•	Adjusted net operating profit (a non-GAAP financial measure which we refer to as adjusted NOP) increased by $21.4 million to $115.1 million.
Year to Date 2019

•	Revenue increased by 7% to $1,414.5 million.

•	Consolidated constant-currency revenue increased by 9% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 7%.

•	Operating income decreased by $34.7 million to $84.6 million.

•	Adjusted NOP increased by $16.3 million to $120.4 million.

•	Cash provided by operating activities increased by $28.7 million to $205.5 million.

•	Free cash flow (a non-GAAP financial measure) increased by $25.1 million to $144.8 million.
For the second quarter of fiscal 2019, the increase in reported revenue is primarily due to the addition of the revenue of our recently acquired BuildASign business, as well as continued growth in our Vistaprint, Upload and Print and National Pen businesses. Currency exchange rate fluctuations negatively impacted revenue during the quarter. Revenue growth slowed during the second quarter of fiscal 2019, primarily due to a decline in revenue generated from Vistaprint's consumer product offerings, which generates significant revenue during the holiday season. While Vistaprint's revenue growth was negatively impacted by consumer product offerings, these declines were more than offset by growth in marketing materials, signage and promotional products. Revenue growth also slowed year-over-year in our Upload and Print and National Pen businesses, as well as a couple of the smaller businesses in our All Other Businesses reportable segment.
The following factors contributed to the increase in operating income for the second quarter of fiscal 2019:

•
A reduction of share-based compensation expense of $19.7 million, due to a $15.4 million reversal of expenses during the quarter that were previously recognized for our supplemental PSUs, compared to expense of $4.3 million the prior period

•
Lower direct mail advertising costs for National Pen of $12.0 million, due the adoption of the new revenue standard during the first quarter of fiscal 2019, which impacts the expense timing. Refer to Note 2 of the accompanying consolidated financial statements for additional details

•	Reduction of restructuring charges year-over-year of $10.5 million, as well as operating expense savings that we realized from this restructuring action

•	Addition of the profit of our recently acquired BuildASign business
These increases were partially offset by a decline in the segment profit of our Vistaprint business, largely driven by lower fixed-cost absorption from weaker consumer revenue during this seasonally important quarter as well as higher average discounts.
Adjusted NOP increased year over year primarily due to the same reasons as operating income mentioned above, although adjusted NOP excludes the year-over-year benefit from lower restructuring charges and acquisition-related charges, and includes realized gains or losses on our currency hedges. The net year over year impact of currency on adjusted NOP was positive for the three months ended December 31, 2018.
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

Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2018 and 2017 are shown in the following tables:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$434,326	$428,908	1%	2%	3%	—%	3%
Upload and Print	203,799	192,527	6%	3%	9%	—%	9%
National Pen	132,951	126,098	5%	2%	7%	—%	7%
All Other Businesses (3)	61,827	20,994	194%	7%	201%	(184)%	17%
Inter-segment eliminations	(7,336)	(6,473)
Total revenue	$825,567	$762,054	8%	3%	11%	(5)%	6%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$771,255	$747,951	3%	2%	5%	—%	5%
Upload and Print	375,964	352,917	7%	2%	9%	—%	9%
National Pen	198,922	185,815	7%	2%	9%	—%	9%
All Other Businesses (3)	80,715	49,048	65%	6%	71%	(49)%	22%
Inter-segment eliminations	(12,308)	(10,393)
Total revenue	$1,414,548	$1,325,338	7%	2%	9%	(2)%	7%
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
(3) The All Other Businesses segment includes the revenue of the Albumprinter business until the sale completion date of August 31, 2017, VIDA revenue from its acquisition date of July 2, 2018, and BuildASign revenue from its acquisition date of October 1, 2018. Constant-currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for VIDA and BuildASign since their acquisition dates and Albumprinter through the divestiture date.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products our businesses sell. Cost of revenue as a percent of revenue increased during the three and six months ended December 31, 2018, compared to the prior year, primarily due to lower gross margins in our Vistaprint business, due to decreased pricing resulting from higher discounting, as well as unfavorable product mix that shifted to lower margin products. Several of our businesses also recognized increasing paper costs during these periods. The increase in cost of revenue as a percent of revenue was partially offset by the addition of BuildASign, which has a positive mix effect on gross margin.

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Cost of revenue	$411,496	$360,285	$713,967	$644,040
% of revenue	49.8%	47.3%	50.5%	48.6%
Cost of revenue for the three and six months ended December 31, 2018 increased by $51.2 million and $69.9 million, respectively, partially due to the addition of manufacturing costs of $19.7 million from our BuildASign business, which was acquired on October 1, 2018 and is therefore not included in the comparable periods. Vistaprint cost of revenue increased by $17.0 million and $26.6 million, respectively, from the prior comparable periods, primarily due to increased production volume, partially offset by favorable currency impacts. The cost of revenue for our Upload and Print businesses increased by $9.3 million and $16.6 million, respectively, primarily driven by revenue growth in our Pixartprinting and WIRmachenDRUCK businesses, partially offset by favorable currency impacts. We also recognized an increase of $2.3 million and $6.8 million respectively, of costs within our National Pen business primarily due to revenue growth.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Technology and development expense	$55,405	$59,228	(6)%	$112,468	$121,331	(7)%
% of revenue	6.7%	7.8%		8.0%	9.2%
Marketing and selling expense	$211,963	$200,785	6%	$394,751	$366,878	8%
% of revenue	25.7%	26.3%		27.9%	27.7%
General and administrative expense	$40,216	$44,988	(11)%	$81,392	$83,766	(3)%
% of revenue	4.9%	5.9%		5.8%	6.3%
Amortization of acquired intangible assets	$14,846	$12,558	18%	$26,147	$25,191	4%
% of revenue	1.8%	1.6%		1.8%	1.9%
Restructuring expense	$1,026	$11,501	(91)%	$1,196	$12,355	(90)%
% of revenue	0.1%	1.5%		0.1%	0.9%
(Gain) on sale of subsidiaries	$—	$—	—%	$—	$(47,545)	(100)%
% of revenue	—%	—%		—%	(3.6)%
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
During the three and six months ended December 31, 2018, technology and development expenses decreased by $3.8 million and $8.9 million, respectively, as compared to the prior periods. The decrease during both periods was primarily due to a decrease in share-based compensation costs of $4.4 million and $4.0 million, respectively, which is due to the cumulative reversal of expenses related to our supplemental PSUs which contain a performance condition for which we no longer consider the achievement to be probable. We also recognized lower expense as a result of cost savings realized in the Vistaprint business from our fiscal 2018 restructuring initiatives. For the six months ended December 31, 2018, we also recognized a year-over-year decrease in costs of $1.6 million resulting from the divestiture of our Albumprinter business. This was partially offset by the addition of costs from our recent acquisition of BuildASign, which resulted in $0.8 million of costs during the three and six months ended December 31, 2018.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint, National Pen and BuildASign businesses have higher marketing and selling costs as a percentage of revenue, as compared to our Upload and Print businesses.
Our marketing and selling expenses increased by $11.2 million and $27.9 million during the three and six months ended December 31, 2018, respectively, as compared to the prior periods, primarily due to the addition of costs from our recent acquisition of BuildASign, which resulted in $12.3 million of advertising and customer care costs during the three and six months ended December 31, 2018. We also recognized an increase of costs in our Vistaprint business for the three and six months ended December 31, 2018 of $4.8 million and $2.4 million, respectively, which included increases in advertising and customer care costs. A portion of these increases are attributed to the increasing cost of online paid search advertising, as competition for certain keywords has increased. These increases were partially offset by a decrease in share-based compensation costs of $3.7 million and $3.4 million, respectively, which is due to the cumulative reversal of expenses related to our supplemental PSUs. During the six months ended December 31, 2018, the increase was also partially offset by lower costs of $4.6 million, due to the sale of our Albumprinter business on August 31, 2017.
During the three months ended December 31, 2018, the increase in marketing and selling expenses was partially offset by lower direct mail advertising costs for National Pen of $12.0 million, due to the impact of the new revenue standard that accelerated the timing of expenses into the first quarter of fiscal 2019 as compared to the prior year period. The impact for the six months ended December 31, 2018 was additional expense of $2.0 million. Refer to Note 2 of the accompanying consolidated financial statements for additional details.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and six months ended December 31, 2018, general and administrative expenses decreased by $4.8 million and $2.4 million, respectively, as compared to the prior periods, primarily due to a decrease in share-based compensation costs during the three and six months ended December 31, 2018 of $7.5 million and $6.2 million, respectively, which is due to the reversal of cumulative expenses related to our supplemental PSUs. The decrease is partially offset by the addition of costs from our recent acquisition of BuildASign, which resulted in $2.8 million of costs during the three and six months ended December 31, 2018. In addition, for the six months ended December 31, 2018, we recognized increases in professional fees, primarily related to our recent acquisitions of VIDA during July 2018 and BuildASign during October 2018, as well as certain other strategic projects.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $2.3 million and $1.0 million during the three and six months ended December 31, 2018, respectively, as compared to the prior comparable periods, due to the addition of amortization for our acquisition of BuildASign. This increase is partially offset by a reduction of amortization within our Upload and Print reportable segment due to certain intangible assets becoming fully amortized during the six months ended December 31, 2018.

Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and include employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets. During the three and six months ended December 31, 2018, we recognized restructuring expense of $1.0 million and $1.2 million, respectively, related to two actions for which we do not expect any material charges in future periods. During the three and six months ended December 31, 2017, we recognized restructuring charges of $11.5 million and $12.4 million, respectively, primarily related to Vistaprint's November 2017 restructuring action.
Gain on sale of subsidiaries
During the six months ended December 30, 2017, we recognized a gain on the sale of our Albumprinter business of $47.5 million, net of transaction costs. The amount of our gain on the sale of Albumprinter was impacted by the partial allocation of goodwill to our Vistaprint business in past periods, as well as minimal carrying value of Albumprinter's acquired intangible assets at the time of the sale, as well as currency impacts.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Gains (losses) on derivatives not designated as hedging instruments	$11,171	$(1,752)	$18,544	$(10,001)
Currency-related (losses) gains, net	(1,023)	(6,449)	1,074	(14,652)
Other (losses) gains	(519)	469	263	609
Total other income (expense), net	$9,629	$(7,732)	$19,881	$(24,044)
During the three and six months ended December 31, 2018, we recognized net gains of $9.6 million and $19.9 million as compared to net losses of $7.7 million and $24.0 million during the prior comparable periods, respectively. The increase in other income (expense), net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods as we do not apply hedge accounting for most of our derivative currency contracts. We also experienced currency-related gains due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related gains (losses), net, offsetting the impact of certain non-functional currency intercompany relationships.
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
Interest expense, net was $16.8 million and $30.6 million for the three and six months ended December 31, 2018, respectively, compared to $12.5 million and $25.6 million for the three and six months ended December 31,

2017, respectively. Interest expense was higher this year relative to historical trends primarily as a result of higher debt levels, due to the acquisition of BuildASign, as well as higher interest rates, driven both by higher floating interest rates and the change in mix of our outstanding debt, which resulted from the refinancing of our senior unsecured notes during the fourth quarter of fiscal 2018.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Income tax expense	$14,399	$21,825	$19,880	$15,638
Effective tax rate	17.3%	41.6%	26.9%	22.4%

The decrease in tax expense for the three months ended December 31, 2018 from the same prior year period is primarily due to "Patent Box" tax benefits of $3.5 million granted to our Pixartprinting business in Italy and recognized as a discrete adjustment to our tax expense for the three months ended December 31, 2018 as well as increased tax expense of $4.7 million related to the impacts of U.S. tax reform recognized in the same prior year period. The increase in tax expense for the six months ended December 31, 2018 from the same prior year period is primarily due to higher profits and a decrease in deferred tax assets of $5.6 million recognized as a discrete adjustment during the three months ended September 30, 2018 related to guidance issued by the Internal Revenue Service regarding limitations on tax deductions for compensation granted to certain executives. Excluding the effect of these discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal 2019 as compared to fiscal 2018 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

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
Vistaprint

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$434,326	$428,908	1%	$771,255	$747,951	3%
Segment Profit	83,788	99,049	(15)%	131,052	129,944	1%
% of revenue	19%	23%		17%	17%
Segment Revenue
Vistaprint's reported revenue growth for the three and six months ended December 31, 2018 was negatively affected by currency impacts of 2% in both periods, resulting in constant-currency growth of 3% and 5%, respectively. The Vistaprint constant-currency revenue growth was driven by continued growth in repeat customer bookings, as well as continued growth in marketing materials, signage and promotional products. These drivers of revenue growth were partially offset by weakness in consumer products, which typically generate significant revenue during the holiday season. A combination of factors caused the weak consumer performance during the quarter, including increased competition and heavier discounting on holiday products, less efficient advertising spend as competition for paid search keywords drove costs up relative to the prior year, the continued impact of increased mobile sessions that have lower conversion rates, and our deployment of fewer resources to consumer products over recent years given our continued primary customer focus of small business owners.

One area of focus for the remainder of the year is evaluating Vistaprint's advertising activities to help us achieve the returns we anticipate. We have already begun reducing our advertising spend which we believe will have a negative near-term impact on revenue, and as a result we expect revenue growth for the remainder of the year to be flat to negative.
Segment Profitability
Vistaprint's segment profit decreased for the three months ended December 31, 2018 as compared to the prior period, partially due to a decline in gross margin, largely driven by the impact on fixed-cost absorption of lower-than-planned consumer revenue during the seasonally important quarter. Segment profit was also negatively impacted by currency movements. These decreases were partially offset by savings as a result of the reorganization announced in November 2017.
The increase for the six month ended December 31, 2018, as compared to the prior period was driven primarily by operating expense savings as a result of the reorganization announced in November 2017. In addition, segment profit increased as a result of the revenue growth described above, as well as positive impacts from lower advertising spend as a percentage of revenue. Our investments in new products and services positively impacted revenue, and we are seeing progress in improving the gross margin of these recently introduced products. In the current period, Vistaprint's segment profit was negatively impacted by currency movements.
Upload and Print

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$203,799	$192,527	6%	$375,964	$352,917	7%
Segment Profit	22,454	22,470	—%	38,633	37,238	4%
% of revenue	11%	12%		10%	11%
Segment Revenue
Upload and Print's reported revenue growth for the three and six months ended December 31, 2018 was negatively affected by currency impacts of 3% and 2%, respectively, resulting in constant-currency growth of 9% in both periods. The Upload and Print constant-currency revenue growth was primarily driven by continued growth from our Easyflyer, Pixartprinting, Printdeal and WIRmachenDRUCK businesses. During the current periods, we continued to experience increased price-focused and advertising competition that we have been experiencing in recent quarters. We continue to believe we can outperform and outlast competitors in the long-term due to our geographic diversity, product selection, customer service, profitability and scale, but it requires a continued focus on innovation and cost reduction in this hyper-competitive space.
Segment Profitability
Upload and Print's segment profit for the three months ended December 31, 2018 decreased compared to the prior period, due in part to unfavorable currency impacts. Excluding the impacts of currency exchange rate fluctuations, segment profit increased, primarily due to incremental profits generated from the revenue growth described above and operating expense efficiencies in several of our businesses. Segment profit was negatively impacted by increased marketing costs, due to higher paid search costs, as described above, as well as increased paper prices during the period.
During the six months ended December 31, 2018, segment profit increased due to incremental gross profits driven by the revenue growth described above and operating expense efficiencies in several businesses. These increases were partially offset by increased investments in technology, intended to improve the customer value proposition of each business in increasingly competitive markets, as well as negative impacts from currency movements.

National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$132,951	$126,098	5%	$198,922	$185,815	7%
Segment Profit	24,862	17,645	41%	6,826	18,830	(64)%
% of revenue	19%	14%		3%	10%
Segment Revenue
National Pen's reported revenue growth for the three and six months ended December 31, 2018 was negatively affected by currency impacts of 2% in both periods, resulting in constant-currency revenue growth of 7% and 9%, respectively. The constant-currency revenue growth was driven by increases across channels and geographies, but revenue growth slowed during the second quarter of fiscal 2019. Following strong performance in the prior fiscal year, we significantly increased our direct mail prospecting in the current fiscal year, which drove new customer growth. However, the payback did not meet our expectations, so we have reduced our plans for prospecting activities during the remainder of the year.
Segment Profitability
Segment profit increased $7.2 million for the three months ended December 31, 2018, compared to the prior period, primarily due to the adoption of the new revenue standard described in Note 2 of the accompanying consolidated financial statements. During the second quarter of fiscal 2019, the impact of the new standard resulted in direct mail advertising costs being $12.0 million lower than we would have recognized under the prior standard, primarily due to the earlier recognition of expense that occurred during the first quarter of fiscal 2019. The earlier recognition of costs during the first quarter were significantly higher than the second quarter, due to the seasonality and higher direct mail volume that occurs during that period. The impact of the new standard was partially offset by increased investment in new customer acquisition activities (both direct-mail prospecting and online advertising), which has not provided immediate returns to segment profitability.
Segment profit decreased $12.0 million for the six months ended December 31, 2018, as compared to the prior period, due in part to the adoption of the new revenue standard which resulted in a negative impact of $2.0 million as compared to the prior comparative period. In addition, segment profit was negatively impacted by the increased investment in new customer acquisition activities that are described above, as well as continued investment in e-commerce technology.
All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Reported Revenue	$61,827	$20,994	194%	$80,715	$49,048	65%
Segment Loss	(7,582)	(8,566)	11%	(17,153)	(16,117)	(6)%
% of revenue	(12)%	(41)%		(21)%	(33)%
Our All Other Businesses segment includes VIDA results since the acquisition date of July 2, 2018, BuildASign since the acquisition date of October 1, 2018, and Albumprinter results through the divestiture date of August 31, 2017. With the exception of BuildASign which is a larger and profitable business, this segment consists of multiple small, rapidly evolving early-stage businesses by which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Therefore, in all of these businesses we continue to operate at an operating loss as previously described and as planned, and we expect to continue to do so in the next several years.

Segment Revenue
The All Other Businesses segment revenue increase was the result of including the results of BuildASign since the acquisition date of October 1, 2018. Organic constant-currency growth, excluding the impacts of the Albumprinter, Digipri (a former part of our Japan business), VIDA, and BuildASign businesses, was 17% and 22% for the three and six months ended December 31, 2018, respectively, driven by continued growth in the remaining businesses in the segment. A few of the early stage businesses in this segment delivered lower revenue growth during the current quarter, albeit off of small bases. We are continuing to pivot and evolve these business models as we learn more about the markets they serve, and expect fluctuations in growth.
Segment Profitability
All Other Businesses segment loss improved by $1.0 million during the three months ended December 31, 2018, but worsened by $1.0 million for six months ended December 31, 2018, respectively, as compared to the prior periods. This was primarily due to the addition of BuildASign, which we acquired on October 1, 2018 and contributed $4.6 million of segment profit, as well as currency-related benefits, partially offset by the inclusion of VIDA operating losses. For the six months ended December 31, 2018, the segment loss was negatively impacted by the divestiture of our Albumprinter business, which contributed $1.7 million of segment profit in the first quarter of fiscal 2018.
Central and Corporate Costs
Central and corporate costs consists primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our Board of Directors, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, internal audit and legal. These costs also include certain unallocated share-based compensation costs.
Central and corporate costs decreased by $17.5 million and $13.6 million during the three and six months ended December 31, 2018, respectively, driven primarily by the reversal of cumulative expense recognized through the first quarter of fiscal 2019 for our supplemental PSUs and related supplemental performance cash awards. This decrease was partially offset by an increase in central technology investments and central operating costs.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$205,490	$176,742
Net cash (used in) provided by investing activities	(349,508)	35,934
Net cash provided by (used in) financing activities	149,861	(213,741)
At December 31, 2018, we had $48.3 million of cash and cash equivalents and $1,060.3 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, our organic investment levels, share repurchases and acquisition activity. We increased our debt in October 2018 when we completed the acquisition of BuildASign for $275.1 million, which was funded via proceeds from our senior secured credit facility.
The cash flows during the six months ended December 31, 2018 related primarily to the following items:
Cash inflows:

•	Net income of $54.0 million

•
Adjustments for non-cash items of $89.8 million primarily related to positive adjustments for depreciation and amortization of $85.2 million, share-based compensation costs of $6.2 million and non-cash tax related items of $8.2 million, partially offset by unrealized currency-related gains of $12.2 million

•	Proceeds of debt of $216.5 million, net of payments and debt issuance costs

•
The changes in operating assets and liabilities were a source of cash during the period, driven by increases in accounts payable and accrued expenses, as well as decreases in inventory after our seasonally strong second quarter

Cash outflows:

•	Capital expenditures of $38.8 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities, and computer and office equipment

•	Payments for acquisitions of $289.3 million, net of cash acquired

•	Payments for the purchase of a non-controlling interest of $41.2 million

•	Internal costs for software and website development that we have capitalized of $21.9 million

•	Purchases of our ordinary shares for $14.0 million

•	Payments for capital lease arrangements of $8.8 million

•	Distribution of $3.4 million paid to non-controlling interest

•	Payments of withholding taxes in connection with share awards of $2.1 million

•	Payments related to our recent restructuring actions of $1.7 million
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2018, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of December 31, 2018, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $31.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of December 31, 2018, we had aggregate loan commitments from our senior secured credit facility totaling $1,113.2 million. The loan commitments consisted of revolving loans of $839.4 million and term loans of $273.8 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2018, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands	December 31, 2018
Maximum aggregate available for borrowing	$1,113,172
Outstanding borrowings of senior secured credit facility	(650,107)
Remaining amount	463,065
Limitations to borrowing due to debt covenants and other obligations (1)	(39,144)
Amount available for borrowing as of December 31, 2018 (2)	$423,921
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

On January 7, 2019, we executed an amendment to our senior secured credit facility that expanded the total capacity to $1,613.2 million, which includes $1,087.3 million of revolving loans and $525.9 million of term loans. We expect to use our expanded credit facility to fund investments intended to support our long-term growth strategy. The incremental term loan proceeds are approximately half of the total capacity increase, were used to repay a portion of our outstanding revolving loans. Refer to Note 9 for additional details.
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 9 of the accompanying consolidated financial statements. As of December 31, 2018, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other debt. Other debt primarily consists of term loans acquired through our various acquisitions. As of December 31, 2018 we had $10.2 million outstanding for other debt payable through September 2024.
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
Contractual Obligations
Contractual obligations at December 31, 2018 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$87,791	$25,739	$34,536	$17,903	$9,613
Build-to-suit lease	90,396	12,569	25,139	22,466	30,222
Purchase commitments	65,505	56,273	9,232	—	—
Senior unsecured notes and interest payments	608,833	28,000	56,000	56,000	468,833
Other debt and interest payments (1)	776,538	78,526	133,608	564,258	146
Capital leases	29,030	12,322	11,837	2,933	1,938
Other	6,780	5,666	928	186	—
Total (2)	$1,664,873	$219,095	$271,280	$663,746	$510,752
___________________
(1) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $1.1 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(2) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.6 million as of December 31, 2018 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $87.8 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.5 million.
Build-to-suit lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA.

Purchase Commitments. At December 31, 2018, we had unrecorded commitments under contract of $65.5 million. Purchase commitments consisted of third-party web services of $13.2 million, inventory purchase commitments of $22.8 million, production and computer equipment purchases of approximately $7.1 million, commitments for professional and consulting fees of $2.4 million, commitments for advertising campaigns of $3.1 million, and other unrecorded purchase commitments of $16.9 million.
Senior unsecured notes and interest payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other debt and interest payments. At December 31, 2018, the term loans of $273.8 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding under our $839.4 million revolving credit facility due on June 14, 2023. Interest payable included in this table is based on the interest rate as of December 31, 2018 and assumes all LIBOR based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our past acquisitions, and as of December 31, 2018 we had $10.2 million outstanding for those obligations that have repayments due on various dates through September 2024.
Capital leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2018, is $33.1 million, net of accumulated depreciation of $38.0 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2018 amounts to $28.3 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $5.7 million in the aggregate. We also have an installment obligation of $1.1 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5 year term and has been classified as a deferred tax liability in our consolidated balance sheet as of December 31, 2018.
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
The table below sets forth operating income and adjusted net operating profit for the three and six months ended December 31, 2018:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
GAAP operating income (1)	$90,615	$72,709	$84,627	$119,322
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	14,913	12,613	26,283	25,300
Earn-out related charges (2)	—	1,254	—	2,391
Share-based compensation related to investment consideration	2,893	1,007	2,893	1,047
Restructuring related charges	1,026	11,501	1,196	12,355
Less: Interest expense associated with Waltham, MA lease	(1,833)	(1,896)	(3,682)	(3,807)
Less: Gains on the purchase or sale of subsidiaries (3)	—	—	—	(48,380)
Include: Realized gains (losses) on certain currency derivatives not included in operating (loss) income	7,446	(3,513)	9,053	(4,147)
Adjusted NOP (1)	$115,060	$93,675	$120,370	$104,081
_________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard resulted in lower direct mail advertising costs within our National Pen business during the three months ended December 31, 2018 of $12.0 million, as compared to the prior comparative period, due to the earlier recognition of costs during the first quarter of fiscal 2019. During the six months ended December 31, 2018, the new standard had a negative impact on operating income and adjusted NOP of $2.0 million, as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
(2) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(3) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 - "Goodwill or Gain from Bargain Purchase" for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the six months ended December 31, 2018.

The table below sets forth net cash provided by operating activities and free cash flow for the six months ended December 31, 2018 and 2017:

In thousands	Six Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$205,490	$176,742
Purchases of property, plant and equipment	(38,767)	(38,674)
Purchases of intangible assets not related to acquisitions	(22)	(278)
Capitalization of software and website development costs	(21,921)	(18,114)
Free cash flow	$144,780	$119,676

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of December 31, 2018, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2018, we had $650.1 million of variable-rate debt and $1.1 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $3.5 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $29.6 million and $34.6 million on our income before income taxes for the three months ended December 31, 2018 and 2017, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If our strategy is not successful, then our revenue, earnings, cash flow, and value may not grow as anticipated, be negatively impacted, or decline, our reputation and brands may be damaged, and the price of our shares may decline. In addition, we may change our strategy from time to time, which can cause fluctuations in our financial results and volatility in our share price.

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

In addition, our internal research shows that an increasing number of current and potential customers access our websites using smart phones or tablets and that our website visits using traditional computers may decline. Designing and purchasing custom designed products on a smart phone, tablet, or other mobile device is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth constraints, and we are seeing that customers' increased use of mobile devices to access and use our websites and technologies is having a negative impact on conversion rates, especially in our Vistaprint business, which can lead to a decline in revenue.

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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results and do not manage our business to maximize current period reported financial results, including our GAAP net income and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•
investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all

•
variations in the demand for our products and services, in particular during our second fiscal quarter, which may be driven by seasonality, performance issues in some of our businesses and markets, or other factors

•	currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities

•	our hedging activity

•	our ability to attract and retain customers and generate purchases

•	shifts in revenue mix toward less profitable products and brands

•	the commencement or termination of agreements with our strategic partners, suppliers, and others

•	our ability to manage our production, fulfillment, and support operations

•	costs to produce and deliver our products and provide our services, including the effects of inflation

•	our pricing and marketing strategies and those of our competitors

•	expenses and charges related to our compensation arrangements with our executives and employees

•	costs and charges resulting from litigation

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products or delivery

•	changes in our income tax rate

•	costs to acquire businesses or integrate our acquired businesses

•	financing costs

•	impairments of our tangible and intangible assets including goodwill

•	the results of our minority investments and joint ventures

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
We may not be successful in developing and deploying our mass customization platform or in realizing the anticipated benefits of the platform.
A key component of our strategy is the development and deployment of a mass customization platform, which is a cloud-based collection of software services, APIs, web applications and related technology offerings that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. The process of developing new technology is complex, costly, and uncertain and requires us to commit significant resources before knowing whether our businesses will adopt components of our mass customization platform or whether the platform will make us more effective and competitive. As a result, there can be no assurance that we will find new capabilities to add to the growing set of technologies that make up our platform, that our diverse businesses will realize value from the platform, or that we will realize expected returns on the capital expended to develop the platform.
In addition, we are aware that other companies are developing platforms that could compete with ours. If a competitor were to create a more attractive or easier to adopt platform that has the potential to drive more scale advantage than ours does, our competitive position could be harmed.
Our global operations, decentralized organizational structure, and expansion place a significant strain on our management, employees, facilities, and other resources and subject us to additional risks.

We are a global company with production facilities, offices, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We expect to establish operations, acquire or invest in businesses, and sell our products and services in additional markets and geographic regions, including emerging markets, where we may have limited or no experience. We may not be successful in all markets and regions in which we invest or where we establish operations, which may be costly to us. We are subject to a number of risks and challenges that relate to our global operations, decentralization, and expansion, including, among others:

•	difficulty managing operations in, and communications among, multiple businesses, locations, and time zones

•	difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, and other costs

•	our failure to improve and adapt our financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company

•
the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business as planned, protectionist laws that favor local businesses, and restrictions imposed by local labor laws

•	our inexperience in marketing and selling our products and services within unfamiliar markets, countries, and cultures

•	challenges of working with local business partners

•	our failure to properly understand and develop graphic design content and product formats and attributes appropriate for local tastes

•	disruptions caused by political and social instability that may occur in some countries

•	exposure to corrupt business practices that may be common in some countries or in some sales channels and markets, such as bribery or the willful infringement of intellectual property rights

•	difficulty repatriating cash from some countries

•	difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products

•	disruptions or cessation of important components of our international supply chain

•	failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property

There is considerable uncertainty about the economic and regulatory effects of the United Kingdom's exit from the European Union (commonly referred to as "Brexit"). The UK is one of our largest markets in Europe, but we currently ship many products to UK customers from EU countries. If Brexit results in greater restrictions on imports and exports between the UK and the EU or increased regulatory complexity, then our operations and financial results could be negatively impacted.

In addition, we are exposed to fluctuations in currency exchange rates that may impact items such as the translation of our revenue and expenses, remeasurement of our intercompany balances, and the value of our cash and cash equivalents and other assets and liabilities denominated in currencies other than the U.S. dollar, our reporting currency. The hedging activities we engage in may not mitigate the net impact of currency exchange rate fluctuations, and our financial results may differ materially from expectations as a result of such fluctuations.

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. Our information systems and those of third parties with which we share information are vulnerable to an increasing threat of cyber security risks, including physical and electronic break-ins, computer viruses, and phishing and other social engineering scams, among other risks. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

•	damage our reputation and brands

•	expose us to losses, remediation costs, litigation, enforcement actions, and possible liability

•	result in a failure to comply with legal and industry privacy regulations and standards

•	lead to the misuse of our and our customers' and employees' confidential or personal information

•	cause interruptions in our operations

•	cause us to lose revenue if existing and potential customers believe that their personal and payment information may not be safe with us

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands, any of which could have an adverse effect on our business. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer and data protection. For example, the recent General Data Protection Regulation in Europe includes robust operational and compliance requirements and significant penalties for non-compliance. Complying with these varying and changing requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

Our acquisitions and strategic investments may fail to achieve our goals.

An acquisition, minority investment, or joint venture may fail to achieve our goals and expectations for a number of reasons including the following:

•	The business we acquired or invested in may not perform as well as we expected.

•	We may overpay for acquired businesses, which can, among other things, negatively affect our intrinsic value per share.

•	We may fail to integrate acquired businesses, technologies, services, or internal systems effectively, or the integration may be more expensive or take more time than we anticipated.

•	The management of our acquired businesses, minority investments, and joint ventures may be more expensive or may take more resources than we expected.

•	We may not realize the anticipated benefits of integrating acquired businesses into our mass customization platform.

•	We may encounter cultural or language challenges in integrating an acquired business or managing our minority investment in a business.

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

In addition, the accounting for our acquisitions and minority investments requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, which can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn out based on performance targets for the acquired companies or enter into obligations or options to purchase non-controlling interests in our acquired companies or minority investments, which can be difficult to forecast. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn outs or future purchase obligations, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations.

Furthermore, provisions for future payments to sellers based on the performance or valuation of the acquired businesses, such as earn outs and options to purchase non-controlling interests, can lead to disputes with the sellers about the achievement of the performance targets or valuation or create inadvertent incentives for the acquired company's management to take short-term actions designed to maximize the payments they receive instead of benefiting the business. In addition, strong performance of the underlying business could result in material payments pursuant to earn-out provisions or future purchase obligations that may or may not reflect the fair market value of the asset at that time.
If we are unable to attract new and repeat customers in a cost-effective manner, our business and results of operations could be harmed.
Our success depends on our ability to attract new and repeat customers in a cost-effective manner. Our various businesses rely on a variety of methods to do this including drawing visitors to our websites, promoting our products and services through search engines such as Google, Bing, and Yahoo!, email, direct mail, advertising banners and other online links, broadcast media, telesales and word-of-mouth customer referrals. If the search engines on which we rely modify their algorithms or terminate their relationships with us, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer customers may click through to our websites. If links to our websites are not displayed prominently in online search results, if fewer customers click through to our websites, if our direct mail marketing campaigns are not effective, or if the costs of attracting customers using any of our current methods significantly increase, then our ability to efficiently attract new and repeat customers would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.
Seasonal fluctuations in our business place a strain on our operations and resources.
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented 46% and 86% of annual operating income in the years ended June 30, 2018 and 2016, respectively, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter would likely have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Any interruptions to our businesses' systems or operations could result in lost revenue, increased costs, negative publicity, damage to our businesses' reputations and brands, and an adverse effect on our business and results of operations. Building redundancies into our businesses' infrastructure, systems, and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of their business increases with no assurance that their revenue will increase.

We face intense competition, and we expect our competition to continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses like Amazon enter the mass customization market, and traditional “bricks and mortar” businesses establish an online presence. Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Current and potential competitors include the following (in no particular order):

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

Demand for our products and services is sensitive to price for almost all of our businesses, and changes in our pricing strategies, including shipping pricing, have had a significant impact on the numbers of customers and orders in some regions, which in turn affects our revenue, profitability, and results of operations. Many factors can significantly impact our pricing and marketing strategies, including the costs of running our business, the costs of raw materials, our competitors' pricing and marketing strategies, and the effects of inflation. If we fail to meet our customers' price expectations, our business and results of operations may suffer.

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

Our senior secured credit facility, which we refer to as our credit facility, and the indenture that governs our 7.0% senior unsecured notes due 2026, which we refer to as our senior notes, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

•	incur additional indebtedness, guarantee indebtedness, and incur liens

•	pay dividends or make other distributions or repurchase or redeem capital stock

•	prepay, redeem, or repurchase certain subordinated debt

•	issue certain preferred stock or similar redeemable equity securities

•	make loans and investments

•	sell assets

•	enter into transactions with affiliates

•	alter the businesses we conduct

•	enter into agreements restricting our subsidiaries’ ability to pay dividends

•	consolidate, merge, or sell all or substantially all of our assets

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

As of December 31, 2018, our total debt was $1,060.3 million, made up of $400.0 million of senior notes, $650.1 million of loan obligations under our credit facility and $10.2 million of other debt.

Subject to the limits contained in the credit facility, the indenture that governs our senior notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes

•	increasing our vulnerability to general adverse economic and industry conditions

•	exposing us to the risk of increased interest rates as some of our borrowings, including borrowings under our credit facility, are at variable rates of interest

•	limiting our flexibility in planning for and reacting to changes in the industry and marketplaces in which we compete

•	placing us at a disadvantage compared to other, less leveraged competitors

•	increasing our cost of borrowing

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2018, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $3.5 million over the next 12 months.

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

We accept payments for our products and services on our websites by a variety of methods, including credit or debit card, PayPal, check, wire transfer, or other methods. In some geographic regions, we rely on one or two third-party companies to provide payment processing services. If any of the payment processing or other companies with which we have contractual arrangements became unwilling or unable to provide these services to us or they or we are unable to comply with our contractual requirements under such arrangements, then we would need to find and engage replacement providers, which we may not be able to do on terms that are acceptable to us or at all, or to process the payments ourselves. Any of these scenarios could be disruptive to our business as they could be costly and time consuming and may unfavorably impact our customers.

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

Some of the products we sell, including products manufactured or supplied by third-party business partners, may expose us to product liability or environmental compliance claims relating to issues such as personal injury, death, property damage, or the use or disposal of environmentally harmful substances and may require product recalls or other actions. Any claims, litigation, or recalls could be costly to us and damage our brands and reputation.

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

Our Articles of Association, or Articles, as governed by Dutch law, limit our shareholders' ability to suspend or dismiss the members of our Board of Directors or to overrule our Board's nominees by requiring a supermajority vote to do so under most circumstances. As a result, there may be circumstances in which shareholders may not be able to remove members of our Board of Directors even if holders of a majority of our ordinary shares favor doing so.

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

Because of our corporate structure, our shareholders may find it difficult to pursue legal remedies against the members of our Board of Directors.

Our Articles and our internal corporate affairs are governed by Dutch law, and the rights of our shareholders and the responsibilities of our Board of Directors are different from those established under United States laws. For example, under Dutch law derivative lawsuits are generally not available, and our Board is responsible for acting in the best interests of the company, its business and all of its stakeholders generally (including employees, customers and creditors), not just shareholders. As a result, our shareholders may find it more difficult to protect their interests against actions by members of our Board than they would if we were a U.S. corporation.

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

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the “controlled foreign corporation” rules. In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power or value of a non-U.S. corporation, or “10% U.S. Shareholder,” and if such non-U.S. corporation is a “controlled foreign corporation,” or “CFC,” then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's “subpart F income,” even if the "subpart F income" is not distributed. In addition, a 10% U.S. shareholder's pro rata share of other income of a CFC, even if not distributed, might also need to be included in a 10% U.S. Shareholder’s gross income for United States federal income tax (and possibly state income tax) purposes under the “global intangible low-taxed income” or “GILTI” provisions of the U.S. tax law. In general, a non-U.S. corporation is considered a CFC if one or more 10% U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. “Subpart F income” consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2017, our Supervisory Board authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase authorization expires on May 14, 2019, and we may suspend or discontinue our share repurchases at any time. The following table outlines the purchase of our ordinary shares during the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
October 1, 2018 through October 31, 2018	—	$—	—	5,857,443
November 1, 2018 through November 30, 2018	117,552	119.46	117,552	5,739,891
December 1, 2018 through December 31, 2018	—	—	—	5,739,891
Total	117,552	$119.46	117,552	5,739,891
___________
(1) Average price paid per share includes commissions paid.

Item 6. Exhibits

Exhibit
No.	Description
3.1	Articles of Association of Cimpress. N.V., as amended, are incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018
10.1	2016 Performance Equity Plan, as amended, is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018
10.2	Form of share award agreement with certain Cimpress directors is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018
10.3	Remuneration Policy for the Board of Directors is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018
10.4
Employment Agreement dated December 20, 2018 among Cornelis David Arends, Cimpress Investments B.V., and Cimpress N.V. is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on December 27, 2018

10.5
Amendment No. 2, dated as of January 7, 2019, among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, among the Borrowers, the lenders named therein, and the Administrative Agent incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on January 8, 2019

10.6
Separation Agreement dated January 30, 2019 between Cimpress USA Incorporated and Katryn Blake is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on January 30, 2019

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
January 31, 2019                     Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)