Form 10-Q
period 2019-03-31
CIMPRESS N.V.
filed 2019-05-02
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Building D, Xerox Technology Park
Dundalk, Co. Louth
Ireland
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: 353 42 938 8500
_________________________________

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Ordinary Shares, par value of €0.01	CMPR	NASDAQ Global Select Market
As of April 29, 2019, there were 30,705,206 Cimpress N.V. ordinary shares outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$44,258	$44,227
Accounts receivable, net of allowances of $7,236 and $6,898, respectively	70,095	55,621
Inventory	67,203	60,602
Prepaid expenses and other current assets	92,048	78,846
Total current assets	273,604	239,296
Property, plant and equipment, net	498,324	483,664
Software and website development costs, net	64,882	56,199
Deferred tax assets	57,885	67,087
Goodwill	720,734	520,843
Intangible assets, net	273,831	230,201
Other assets	32,022	54,927
Total assets	$1,921,282	$1,652,217
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$167,611	$152,436
Accrued expenses	207,918	186,661
Deferred revenue	34,941	27,697
Short-term debt	64,516	59,259
Other current liabilities	42,866	54,971
Total current liabilities	517,852	481,024
Deferred tax liabilities	45,656	51,243
Lease financing obligation	111,956	102,743
Long-term debt	1,010,599	767,585
Other liabilities	53,916	69,524
Total liabilities	1,739,979	1,472,119
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	52,366	86,151
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,704,788 and 30,876,193 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,375,839 and 13,204,434 shares, respectively	(708,140)	(685,577)
Additional paid-in capital	403,989	395,682
Retained earnings	503,275	452,756
Accumulated other comprehensive loss	(70,802)	(69,814)
Total shareholders’ equity attributable to Cimpress N.V.	128,937	93,662
Noncontrolling interests	—	285
Total shareholders' equity	128,937	93,947
Total liabilities, noncontrolling interests and shareholders’ equity	$1,921,282	$1,652,217

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$661,814	$636,069	$2,076,362	$1,961,407
Cost of revenue (1)	342,700	319,209	1,056,667	963,249
Technology and development expense (1)	58,274	61,267	170,742	182,598
Marketing and selling expense (1)	171,584	179,591	566,335	546,469
General and administrative expense (1)	37,753	44,103	119,145	127,869
Amortization of acquired intangible assets	14,022	12,941	40,169	38,132
Restructuring expense (1)	7,866	2,331	9,062	14,686
(Gain) on sale of subsidiaries	—	—	—	(47,545)
Income from operations	29,615	16,627	114,242	135,949
Other (expense) income, net	(2,495)	(1,558)	17,386	(25,602)
Interest expense, net	(16,787)	(12,652)	(47,372)	(38,263)
Income before income taxes	10,333	2,417	84,256	72,084
Income tax expense	4,091	4,019	23,971	19,657
Net income (loss)	6,242	(1,602)	60,285	52,427
Add: Net loss (income) attributable to noncontrolling interest	288	(663)	620	(1,394)
Net income (loss) attributable to Cimpress N.V.	$6,530	$(2,265)	$60,905	$51,033
Basic net income (loss) per share attributable to Cimpress N.V.	$0.21	$(0.07)	$1.98	$1.65
Diluted net income (loss) per share attributable to Cimpress N.V.	$0.21	$(0.07)	$1.92	$1.58
Weighted average shares outstanding — basic	30,763,055	30,724,018	30,837,207	30,992,066
Weighted average shares outstanding — diluted	31,514,793	30,724,018	31,781,141	32,276,520
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of revenue	$42	$105	$320	$240
Technology and development expense	1,320	3,242	2,000	7,916
Marketing and selling expense	1,187	2,138	673	4,981
General and administrative expense	1,955	7,289	7,707	19,254
Restructuring expense	3,250	718	3,250	1,327

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$6,242	$(1,602)	$60,285	$52,427
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	3,802	(8,799)	3,720	30,335
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(7,375)	8,408	(13,572)	15,138
Amounts reclassified from accumulated other comprehensive loss (income) to net income (loss) on derivative instruments	1,374	(2,416)	4,361	(6,550)
Comprehensive income (loss)	4,043	(4,409)	54,794	91,350
Add: Comprehensive loss (income) attributable to noncontrolling interests	1,005	(2,343)	5,121	(7,077)
Total comprehensive income (loss) attributable to Cimpress N.V.	$5,048	$(6,752)	$59,915	$84,273
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
Restricted share units vested, net of shares withheld for taxes	—	—	20	64	(1,533)	—	—	(1,469)
Grant of restricted share awards	—	—	(2)	(288)	—	—	—	(288)
Share-based compensation expense	—	—	—	—	8,856	—	—	8,856
Net loss attributable to Cimpress N.V.	—	—	—	—	—	(14,639)	—	(14,639)
Adoption of new accounting standard	—	—	—	—	—	(3,246)	—	(3,246)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	1,413	1,413
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,185)	(2,185)
Balance at September 30, 2018	44,080	$615	(13,188)	$(685,801)	$403,005	$434,871	$(70,586)	$82,104
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	55	2,887	(445)	—	—	2,442
Restricted share units vested, net of shares withheld for taxes	—	—	7	146	(506)	—	—	(360)
Grant of restricted share awards	—	—	6	312	—	—	—	312
Share-based compensation expense	—	—	—	—	(5,997)	—	—	(5,997)
Purchase of ordinary shares	—	—	(118)	(14,043)	—	—	—	(14,043)
Net income attributable to Cimpress N.V.	—	—	—	—	—	69,014	—	69,014
Adjustment to noncontrolling interest for share forfeiture	—	—	—	—	591	—	—	591
Noncontrolling interest accretion to redemption value	—	—	—	—	—	(7,140)	—	(7,140)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(4,623)	(4,623)
Foreign currency translation, net of hedges	—	—	—	—	—	—	5,887	5,887
Balance at December 31, 2018	44,080	$615	(13,238)	$(696,499)	$396,648	$496,745	$(69,322)	$128,187
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	4	210	107	—	—	317
Restricted share units vested, net of shares withheld for taxes	—	—	7	223	(520)	—	—	(297)
Share-based compensation expense	—	—	—	—	7,754	—	—	7,754
Purchase of ordinary shares	—	—	(149)	(12,074)	—	—	—	(12,074)
Net income attributable to Cimpress N.V.	—	—	—	—	—	6,530	—	6,530
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(6,001)	(6,001)
Foreign currency translation, net of hedges	—	—	—	—	—	—	4,521	4,521
Balance at March 31, 2019	44,080	$615	(13,376)	$(708,140)	$403,989	$503,275	$(70,802)	$128,937
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2017	44,080	$615	(12,665)	$(588,365)	$361,376	$414,771	$(113,398)	$74,999
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	34	1,581	119	—	—	1,700
Restricted share units vested, net of shares withheld for taxes	—	—	25	624	(1,812)	—	—	(1,188)
Grant of restricted share awards	—	—	(2)	(168)	—	—	—	(168)
Share-based compensation expense	—	—	—	—	7,001	—	—	7,001
Purchase of ordinary shares	—	—	(453)	(40,674)	—	—	—	(40,674)
Net income attributable to Cimpress N.V.	—	—	—	—	—	23,366	—	23,366
Adoption of new accounting standard	—	—	—	—	—	(5,864)	—	(5,864)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	807	807
Foreign currency translation, net of hedges	—	—	—	—	—	—	24,266	24,266
Balance at September 30, 2017	44,080	$615	(13,061)	$(627,002)	$366,684	$432,273	$(88,325)	$84,245
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	59	2,828	120	—	—	2,948
Restricted share units vested, net of shares withheld for taxes	—	—	15	225	(1,133)	—	—	(908)
Share-based compensation expense	—	—	—	—	12,450	—	—	12,450
Purchase of ordinary shares	—	—	(121)	(14,465)	—	—	—	(14,465)
Net income attributable to Cimpress N.V.	—	—	—	—	—	29,932	—	29,932
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	1,789	1,789
Foreign currency translation, net of hedges	—	—	—	—	—	—	3,443	3,443
Balance at December 31, 2017	44,080	$615	(13,108)	$(638,414)	$378,121	$462,205	$(83,093)	$119,434
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	50	2,505	(8)	—	—	2,497
Restricted share units vested, net of shares withheld for taxes	—	—	12	(56)	(954)	—	—	(1,010)
Share-based compensation expense	—	—	—	—	13,599	—	—	13,599
Purchase of ordinary shares	—	—	(321)	(39,571)	—	—	—	(39,571)
Net loss attributable to Cimpress N.V.	—	—	—	—	—	(2,265)	—	(2,265)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	3,676	3,676
Foreign currency translation, net of hedges	—	—	—	—	—	—	(3,059)	(3,059)
Balance at March 31, 2018	44,080	$615	(13,367)	$(675,536)	$390,758	$459,940	$(82,476)	$93,301
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2019	2018
Operating activities
Net income	$60,285	$52,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,554	127,120
Share-based compensation expense	13,950	33,718
Deferred taxes	9,013	(9,552)
Gain on sale of subsidiaries	—	(47,545)
Change in contingent earn-out liability	—	1,774
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(5,932)	9,246
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	1,276	5,211
Payments of contingent consideration in excess of acquisition date fair value	—	(4,639)
Other non-cash items	4,742	2,129
Changes in operating assets and liabilities:
Accounts receivable	(13,812)	(14,696)
Inventory	(9,077)	(12,104)
Prepaid expenses and other assets	(5,318)	136
Accounts payable	12,407	18,448
Accrued expenses and other liabilities	25,382	(17,040)
Net cash provided by operating activities	222,470	144,633
Investing activities
Purchases of property, plant and equipment	(57,934)	(47,441)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	93,779
Business acquisitions, net of cash acquired	(289,920)	(110)
Purchases of intangible assets	(22)	(308)
Capitalization of software and website development costs	(34,637)	(29,476)
Proceeds from the sale of assets	550	485
Other investing activities	409	(2,950)
Net cash (used in) provided by investing activities	(381,554)	13,979
Financing activities
Proceeds from borrowings of debt	926,378	590,508
Payments of debt	(681,032)	(656,153)
Payments of debt issuance costs	(2,729)	(3,251)
Payments of purchase consideration included in acquisition-date fair value	—	(2,022)
Payments of withholding taxes in connection with equity awards	(2,402)	(3,080)
Payments of capital lease obligations	(12,722)	(13,779)
Purchase of ordinary shares	(26,117)	(94,710)
Purchase of noncontrolling interests	(41,177)	—
Proceeds from sale of noncontrolling interest	—	35,390
Distribution to noncontrolling interest	(3,375)	—
Proceeds from issuance of ordinary shares	2,757	11,516
Issuance of loans	—	(16,500)
Other financing activities	2,319	(83)
Net cash provided by (used in) financing activities	161,900	(152,164)
Effect of exchange rate changes on cash	(2,785)	5,691
Change in cash held for sale	—	12,042
Net increase in cash and cash equivalents	31	24,181
Cash and cash equivalents at beginning of period	44,227	25,697
Cash and cash equivalents at end of period	$44,258	$49,878
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,887	$33,856
Income taxes	16,123	17,888
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	$12,272	$—
Property and equipment acquired under capital leases	11,620	531
Amounts accrued related to business acquisitions	5,564	3,864
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

Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019 or for any other period. The consolidated balance sheet at June 30, 2018 has been derived from our audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”).
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
The following table summarizes the impact as of and for the three and nine months ended March 31, 2019 from adopting the new revenue standard as compared to the previous revenue standard:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
Consolidated Statement of Operations for the Three Months Ended March 31, 2019
Marketing and selling expense (1)	$171,584	$1,486	$173,070
Income tax expense	4,091	(83)	4,008
Net income	6,242	(1,403)	4,839
Consolidated Statement of Operations for the Nine Months Ended March 31, 2019
Marketing and selling expense (1)	$566,335	$(486)	$565,849
Income tax expense	23,971	86	24,057
Net income	60,285	400	60,685
Consolidated Balance Sheet as of March 31, 2019
Assets
Prepaid expenses and other current assets	$92,048	$4,224	$96,272
Deferred tax assets	57,885	(121)	57,764
Liabilities and Shareholders' Equity
Accrued expenses	$207,918	$35	$207,953
Deferred revenue	34,941	(103)	34,838
Retained earnings	503,275	4,171	507,446
_____________________
(1) During the three and nine months ended March 31, 2019, the adjustment to marketing and selling expense was the impact from National Pen's direct mail costs that resulted in lower expense of $1,486 and higher expense of $486, respectively. The timing of the expense recognition would have been different under the previous revenue standard since they would have been capitalized within prepaid expense and other current assets and amortized over the customer response period to marketing and selling expense. As of July 1, 2018, we recognized a cumulative effect adjustment within retained earnings of $3,738.
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
Revenue Recognition Policy
We generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenues are recognized when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping revenues are recognized when control of the related products is transferred to the customer.
We recognize revenue upon shipment of the fulfilled orders, which generally occurs upon delivery to the shipping carrier, but certain revenue recognition occurs upon delivery to the customer. If multiple products are ordered together, each product is considered a separate performance obligation, and the transaction price is allocated to each performance obligation based on the standalone selling price. Revenue is recognized upon satisfaction of each performance obligation. We generally determine the standalone selling prices based on the prices charged to our customers.
We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to March 31, 2019.
We periodically provide marketing materials and promotional offers to new customers and existing customers that are intended to improve customer retention. These incentive offers are generally available to all customers and, therefore, do not represent a performance obligation as customers are not required to enter into a contractual commitment to receive the offer. These discounts are recognized as a reduction to the transaction price when used by the customer. Costs related to free products are included within cost of revenue and sample products are included within marketing and selling expense.
We have elected to apply the practical expedient under ASC 340-40-25-4 to expense incremental direct costs as incurred, which primarily includes sales commissions, since our contract periods generally are less than one year and the related performance obligations are satisfied within a short period of time.
Additional revenue disaggregation disclosure requirements resulting from the adoption of ASC 606 are included in Note 13.
Share-based Compensation
Total share-based compensation expense was $7,754 and $13,950 for the three and nine months ended March 31, 2019, respectively, and $13,492 and $33,718 for the three and nine months ended March 31, 2018, respectively.
During the first quarter of fiscal 2018, we issued supplemental performance share units ("supplemental PSUs") to certain members of management (excluding Robert Keane, our Chairman and CEO) that were incremental to our typical long-term incentive award grants. The supplemental PSUs are subject to a three-year cumulative financial performance condition intended to provide a stretch goal for participants in addition to service vesting and share price performance conditions. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, the awards are subject to mark-to-market accounting throughout the performance vesting period. Beginning in the second quarter of fiscal 2018, we concluded that the achievement of the performance condition was probable and recognized $15,397 of expense cumulatively through the first quarter of fiscal 2019. In the second quarter of fiscal 2019, which is seasonally significant, we concluded that the achievement of the three-year cumulative performance condition was no longer probable, and we reversed the previously recognized expense of $15,397. As of March 31, 2019 we continued to consider achievement of the performance condition to not be probable. If, in a future period, we determine that it is probable that the financial performance condition will be achieved based on our financial performance, we will cumulatively catch up the expense in that period.
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
Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Gains (losses) on derivatives not designated as hedging instruments (1)	$1,258	$(9,102)	$19,802	$(19,103)
Currency-related (losses) gains, net (2)	(4,085)	7,519	(3,011)	(7,133)
Other gains	332	25	595	634
Total other (expense) income, net	$(2,495)	$(1,558)	$17,386	$(25,602)
_____________________
(1) Primarily relates to both realized and unrealized gains (losses) on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related (losses) gains, net for the three and nine months ended March 31, 2019 and 2018 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized gains related to cross-currency swaps were $2,146 and $3,389 for the three and nine months ended March 31, 2019, respectively, as compared to unrealized losses of $3,582 and $9,708 for the three and nine months ended March 31, 2018, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted average shares outstanding, basic	30,763,055	30,724,018	30,837,207	30,992,066
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	751,738	—	943,934	1,284,454
Shares used in computing diluted net income (loss) per share attributable to Cimpress N.V.	31,514,793	30,724,018	31,781,141	32,276,520
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress N.V. (1)	—	1,448,530	—	3,054
_____________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.

Build-to-Suit Lease Arrangements
For accounting purposes, we were deemed to be the owner of two projects during their respective construction periods: the Waltham, Massachusetts office building lease and a lease executed during the first quarter of fiscal 2019 for a production facility in Dallas, Texas. For both build-to-suit leases, property, plant and equipment, net, was $121,108 and $111,926 as of March 31, 2019 and June 30, 2018, respectively, related to the buildings. The financing lease obligation and deferred rent credit related to the buildings on our consolidated balance sheets was $124,526 and $115,312 as of March 31, 2019 and June 30, 2018, respectively. All additions during the current period were capitalized construction costs related to the Dallas facility.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance replaced most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for us as of July 1, 2018. The standard permits the use of either the retrospective or modified retrospective method. We adopted the new standard during the first quarter of fiscal 2019. Refer to the information above for additional details of the adoption.

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
In March 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019 and we expect to adopt the new standard using the modified retrospective approach. We also plan to use the transition relief package, in which we will not reassess the classification of our existing leases, whether any expired or existing contracts contain leases and if our existing leases have any initial direct costs. We have substantially completed the process of collecting our existing lease contracts and we are currently implementing changes to our systems and processes. While we expect the new standard to have a material impact on our consolidated balance sheet, we have not yet determined the full impact of adoption on our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$2,329	$—	$2,329	$—
Currency forward contracts	12,483	—	12,483	—
Currency option contracts	6,238	—	6,238	—
Total assets recorded at fair value	$21,050	$—	$21,050	$—

Liabilities
Interest rate swap contracts	$(3,223)	$—	$(3,223)	$—
Cross-currency swap contracts	(11,351)	—	(11,351)	—
Currency forward contracts	(1,857)	—	(1,857)	—
Total liabilities recorded at fair value	$(16,431)	$—	$(16,431)	$—

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$13,370	$—	$13,370	$—
Currency forward contracts	9,202	—	9,202	—
Currency option contracts	1,782	—	1,782	—
Total assets recorded at fair value	$24,354	$—	$24,354	$—

Liabilities
Cross-currency swap contracts	$(25,348)	$—	$(25,348)	$—
Currency forward contracts	(14,201)	—	(14,201)	—
Currency option contracts	(85)	—	(85)	—
Total liabilities recorded at fair value	$(39,634)	$—	$(39,634)	$—
During the quarter ended March 31, 2019 and year ended June 30, 2018, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of March 31, 2019 and June 30, 2018, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of March 31, 2019 and June 30, 2018 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $1,087,603 and $839,429, respectively, and the fair value was $1,073,602 and $847,520, respectively. Our debt at March 31, 2019 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of five of our interest rate swap contracts was deemed to be ineffective during the three and nine months ended March 31, 2019 and during the three and nine months ended March 31, 2018, a portion of seven of our interest rate swap contracts was deemed to be ineffective.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense as interest payments are accrued or made on our variable-rate debt. As of March 31, 2019, we estimate that $786 of income will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2020. As of March 31, 2019, we had ten outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2019	$440,000
Contracts with a future start date	90,000
Total	$530,000
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

Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of March 31, 2019, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,011, both maturing during June 2019. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2019, we estimate that $453 will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2020.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of March 31, 2019, we had two outstanding cross-currency swap contracts that we de-designated as net investment hedges with a total notional amount of $122,969, both maturing during April 2019. Our de-designated hedges were replaced by forward contracts that we executed during the current quarter and were designated as net investment hedges.
We did not hold any ineffective or de-designated cross-currency swaps during the three and nine months ended March 31, 2018.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of March 31, 2019, we had ten currency forward contracts designated as net investment hedges with a total notional amount of $326,718, maturing during various dates through April 2024. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2019 and 2018, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of March 31, 2019, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$719,830	December 2017 through March 2019	Various dates through March 2021	550	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2019 and June 30, 2018. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$2,329	$—	$2,329	Other current liabilities / other liabilities	$(3,378)	$155	$(3,223)
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(3,839)	—	(3,839)
Derivatives in net investment hedging relationships
Currency forward contracts	Other non-current assets	4,194	—	4,194	Other current liabilities / other liabilities	(2,250)	637	(1,613)
Total derivatives designated as hedging instruments		$6,523	$—	$6,523		$(9,467)	$792	$(8,675)

Derivatives not designated as hedging instruments
Cross-currency swaps	Other current assets	$—	$—	$—	Other current liabilities	$(7,512)	$—	$(7,512)
Currency forward contracts	Other current assets / other assets	12,385	(4,096)	8,289	Other current liabilities / other liabilities	(545)	301	(244)
Currency option contracts	Other current assets / other assets	6,238	—	6,238	Other current liabilities / other liabilities	—	—	—
Total derivatives not designated as hedging instruments		$18,623	$(4,096)	$14,527		$(8,057)	$301	$(7,756)

	June 30, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$13,374	$(4)	$13,370	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(10,659)	—	(10,659)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(14,689)	—	(14,689)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(13,387)	—	(13,387)
Total derivatives designated as hedging instruments		$13,374	$(4)	$13,370		$(38,735)	$—	$(38,735)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,433	$(1,231)	$9,202	Other current liabilities / other liabilities	$(1,080)	$266	$(814)
Currency option contracts	Other current assets / other assets	1,782	—	1,782	Other current liabilities / other liabilities	(85)	—	(85)
Total derivatives not designated as hedging instruments		$12,215	$(1,231)	$10,984		$(1,165)	$266	$(899)
The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and nine months ended March 31, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps	$(6,102)	$6,087	$(10,916)	$7,330
Cross-currency swaps	(1,273)	2,321	(2,656)	5,492
Derivatives in net investment hedging relationships
Cross-currency swaps	1,542	(3,873)	6,557	(10,307)
Currency forward contracts	7,050	(5,576)	14,369	(13,935)
Total	$1,217	$(1,041)	$7,354	$(11,420)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2019 and 2018:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps	$(314)	$100	$(105)	$(6)	Interest expense, net
Cross-currency swaps	2,146	(3,321)	5,920	(8,756)	Other (expense) income, net
Total before income tax	1,832	(3,221)	5,815	(8,762)	Income before income taxes
Income tax	(458)	805	(1,454)	2,212	Income tax expense (benefit)
Total	$1,374	$(2,416)	$4,361	$(6,550)
The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income (Loss)				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Currency contracts	$1,258	$(9,103)	$19,802	$(19,382)	Other (expense) income, net
Interest rate swaps	29	1	(185)	279	Other (expense) income, net
Total	$1,287	$(9,102)	$19,617	$(19,103)
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $4,566 for the nine months ended March 31, 2019:

	Gains (losses) on cash flow hedges (1)	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2018	$8,195	$(78,009)	$(69,814)
Other comprehensive (loss) income before reclassifications	(13,572)	8,223	(5,349)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	4,361	—	4,361
Net current period other comprehensive (loss) income	(9,211)	8,223	(988)
Balance as of March 31, 2019	$(1,016)	$(69,786)	$(70,802)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2019 and June 30, 2018, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $1,089 and $22,014, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2019 and June 30, 2018 was as follows:

	Vistaprint	Upload and Print	National Pen	All Other Businesses	Total
Balance as of June 30, 2018	$146,207	$328,771	$34,434	$11,431	$520,843
Acquisitions (1)	—	2,686	—	212,105	214,791
Effect of currency translation adjustments (2)	(1,601)	(13,299)	—	—	(14,900)
Balance as of March 31, 2019	$144,606	$318,158	$34,434	$223,536	$720,734
_________________
(1) Refer to Note 7 for additional details related to our acquisitions of BuildASign and VIDA. We also recognized goodwill related to a small acquisition of a supplier by one of our businesses within our Upload and Print reportable segment.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
Acquired Intangible Assets
Acquired intangible assets amortization expense for the three and nine months ended March 31, 2019 was $14,022 and $40,169, respectively, compared to $12,941 and $38,132 for the prior comparable periods, respectively.

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

Noncontrolling Interest

At the closing, Build A Sign Management Pool, LLC (the "Management Pool"), one of the sellers, retained approximately 1% of the outstanding equity interests of BuildASign for the benefit of certain BuildASign employees who hold equity interests in the Management Pool. We entered into a put and call option agreement with respect to the retained BuildASign equity interests, which provides the holders of the Management Pool the right to sell to us all or any portion of their shares, beginning with our fiscal year ending June 30, 2022 and for each fiscal year thereafter. We have the right to buy all (but not less than all) of the retained equity interest of any holder that is no longer an active employee of the company, beginning with our fiscal year ending June 30, 2022. The put and call purchase price is based on BuildASign's revenue growth and EBITDA for the fiscal year in which the option is exercised. Due to the presence of the put arrangement, the noncontrolling interest is presented as redeemable noncontrolling interest as redemption is not solely within our control. We initially recognized the noncontrolling interest at fair value of $3,356 and will adjust the balance for the pro rata impact of the BuildASign earnings or loss, as well as adjustments to increase the balance to the redemption value, if necessary.

The excess purchase price over the fair value of BuildASign's net assets was recorded as goodwill, which is primarily attributable to the value of its workforce, its manufacturing and marketing processes and know-how, as well as synergies which include leveraging Cimpress' scale-based sourcing channels. Goodwill is deductible for tax purposes and has been attributed to the All Other Businesses reportable segment.

The fair value of the assets acquired and liabilities assumed was as follows:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$4,093	n/a
Accounts receivable, net	510	n/a
Inventory	1,107	n/a
Other current assets (1)	6,937	n/a
Property, plant and equipment, net	12,080	n/a
Accounts payable	(3,369)	n/a
Accrued expenses (1)	(11,334)	n/a
Other current liabilities	(2,658)	n/a
Long-term liabilities	(3,949)	n/a
Identifiable intangible assets:
Trade name	47,600	15 years
Developed technology	28,900	3 - 7 years
Customer relationships	12,430	2 - 5 years
Noncontrolling interest	(3,356)	n/a
Goodwill (2)	186,088	n/a
Total purchase price	$275,079
_________________
(1) In connection with the BuildASign acquisition, we recorded an indemnification asset of $5,433, which represents the seller's obligation under the merger agreement to indemnify us for a portion of their potential contingent liabilities related to certain tax matters. We also recognized a contingent liability of $8,925, which represents our estimate based on guidance within ASC 450 - "Contingencies," as of the acquisition date.
(2) During the third quarter of fiscal 2019, we recorded immaterial measurement period adjustments, which related primarily to the contingent liabilities, as discussed above, and resulted in a decrease to goodwill of $482.

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

	Nine Months Ended March 31,
	2019	2018
Pro forma revenue	$2,108,492	$2,053,678
Pro forma net income attributable to Cimpress N.V.	53,285	40,540
We utilized proceeds from our credit facility in order to finance the acquisition. In connection with the acquisition, we incurred $1,047 and $1,140 in general and administrative expenses during the three and nine months ended March 31, 2019, primarily related to legal, financial, and other professional services.

Acquisition of VIDA Group Co.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. ("VIDA"), a U.S.-based startup, with options to increase our ownership beginning in fiscal 2023. For the noncontrolling interest, we entered into put and call options with each employee who holds shares, which become exercisable starting in fiscal 2023, or earlier if the employee terminates their employment. The total consideration was $20,548, net of cash acquired. VIDA brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas in beautiful, original products for customers, ranging from fashion, jewelry and accessories to home accent pieces. This investment supports our strategy to build a competitively differentiated portfolio of focused brands by providing access to the textiles marketplace.

We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. The aggregate allocation to goodwill, net liabilities and noncontrolling interest was $26,017, $647, and $5,705, respectively.

The revenue and earnings included in our consolidated financial statements for the three and nine months ended March 31, 2019 are not material. We utilized proceeds from our credit facility to finance the acquisition.
8. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2019	June 30, 2018
Compensation costs	$57,688	$57,024
Income and indirect taxes	46,771	33,557
Advertising costs	26,572	28,140
Production costs	11,289	8,903
Shipping costs	6,998	5,241
Sales returns	6,051	5,076
Purchases of property, plant and equipment	1,355	4,489
Professional fees	2,898	3,802
Interest payable	9,209	1,653
Other	39,087	38,776
Total accrued expenses	$207,918	$186,661
Other current liabilities included the following:

	March 31, 2019	June 30, 2018
Short-term derivative liabilities	$16,141	$31,054
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	11,171	10,747
Other	2,985	601
Total other current liabilities	$42,866	$54,971

Other liabilities included the following:

	March 31, 2019	June 30, 2018
Long-term capital lease obligations	$17,969	$16,883
Long-term derivative liabilities	5,478	10,080
Liability-based equity award (1)	6,791	15,464
Mandatorily redeemable noncontrolling interest (1)	2,630	4,366
Other	21,048	22,731
Total other liabilities	$53,916	$69,524
_______________________
(1) These liabilities relate to share-based compensation awards and mandatorily redeemable noncontrolling interest associated with our Printi business. During the third quarter of fiscal 2019, we recognized a decrease to these liabilities due to a reduction in the estimated present value of the future settlement amount, which is calculated based on certain contractual financial measures in the period we expect the put or call option to be exercised. As the estimated contractual settlement value has decreased, we have reclassified $14,531 of the aggregate liability to a contra-asset as a reserve against the associated loan receivable asset that represents prepayments for these obligations. Refer to Note 12 for additional details.
9. Debt

	March 31, 2019	June 30, 2018
Senior secured credit facility	$671,914	$432,414
7.0% Senior unsecured notes due 2026	400,000	400,000
Other	15,689	7,015
Debt issuance costs and debt discounts	(12,488)	(12,585)
Total debt outstanding, net	1,075,115	826,844
Less: short-term debt (1)	64,516	59,259
Long-term debt	$1,010,599	$767,585
_____________________
(1) Balances as of March 31, 2019 and June 30, 2018 are inclusive of short-term debt issuance costs and debt discounts of $2,398 and $2,012, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2019, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
On January 7, 2019, we amended the terms of our senior secured credit facility, resulting in an increase in loan commitments to both our revolving loans and term loans. The terms and covenants of the senior secured credit facility remain unchanged. As of March 31, 2019, we had a committed credit facility of $1,602,819 as follows:

•	Revolving loans of $1,087,257 with a maturity date of June 14, 2023

•	Term loans of $515,562 amortizing over the loan period, with a final maturity date of June 14, 2023
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of March 31, 2019, the weighted-average interest rate on outstanding borrowings was 3.94%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of March 31, 2019.

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
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2019 and June 30, 2018 we had $15,689 and $7,015, respectively, outstanding for those obligations that are payable through March 2025.
10. Income Taxes

Our income tax expense was $4,091 and $23,971 for the three and nine months ended March 31, 2019, as compared to $4,019 and $19,657 for the prior comparable periods. The increase in tax expense is primarily attributable to increased pre-tax income for the three and nine months ended March 31, 2019 as compared to the same prior year periods. There were no significant discrete tax adjustments recognized during the three months ended March 31, 2019. However, earlier this year we recognized a decrease in deferred tax assets related to guidance issued by the Internal Revenue Service regarding limitations on tax deductions for compensation granted to certain executives, which increased our tax expense by $5,574 for the nine months ended March 31, 2019 as compared to increased tax expense of $4,701 related to the impacts of U.S. tax reform recognized in the same prior year period. We also recognized "Patent Box" tax benefits of $3,547 granted to our Pixartprinting business in Italy during the nine months ended March 31, 2019. Additionally, we have recognized lower excess tax benefits from share based compensation for the nine months ended March 31, 2019 as compared to the same prior period. Excluding the effect of these discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal 2019 as compared to fiscal 2018 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

On February 12, 2019, our parent company, Cimpress N.V., moved its place of management and control from the Netherlands to Ireland for tax purposes. From this date forward, Cimpress N.V. is a tax resident in Ireland and no longer considered to be a resident of the Netherlands for Dutch tax purposes. This change is not expected to have a material effect on our fiscal 2019 tax provision.

As of March 31, 2019, we had a liability for unrecognized tax benefits included in the balance sheet of $4,859, including accrued interest and penalties of $462. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire liability for unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $600 to $700 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2018 remain open for examination by the IRS and the years 2013 through 2018 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable Noncontrolling Interests
On December 20, 2018, we purchased the 12% equity interest of our WIRmachenDRUCK subsidiary that was held by third parties for €36,173 ($41,177 based on the exchange rate as of the redemption date). During the second quarter of fiscal 2019, we increased the carrying amount of the redeemable noncontrolling interest by $7,133, to reflect the change in the redemption value, offset to retained earnings, since the redemption value remained below the fair value.

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of March 31, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required. Refer to Note 7 for additional details.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of March 31, 2019, the redemption value is less than the carrying value and therefore no adjustment has been made. Refer to Note 7 for additional details.

On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future and not solely within our control. The first redemption date in which a put option can be exercised is April 15, 2019. The Exagroup noncontrolling interest is redeemable at a fixed amount of €39,000. As of March 31, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2018	$86,151	$285
Acquisition of noncontrolling interest (1)	9,061	—
Reclassification to redeemable noncontrolling interest (2)	308	(308)
Accretion to redemption value recognized in retained earnings (3)	7,133	—
Net loss attributable to noncontrolling interest	(614)	(6)
Distribution to noncontrolling interest	(3,375)	—
Purchase of noncontrolling interests (4)	(41,177)	—
Shares forfeited by noncontrolling interest	(591)	—
Foreign currency translation	(4,530)	29
Balance as of March 31, 2019	$52,366	$—
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
12. Variable Interest Entity ("VIE")
Investment in Printi LLC
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provided us access to a new market and the opportunity to drive longer-term growth in Brazil. The shareholders of Printi share profits and voting control on a pro-rata basis and as of March 31, 2019, we have a 53.7% equity interest in Printi.
For accounting purposes, of the remaining equity interests, 36.2% are liability-based equity awards and 10.1% are mandatorily redeemable noncontrolling interests. We agreed to acquire all of the remaining equity interests in Printi through a reciprocal put and call structure, contractually exercisable from April 1, 2021 through a mandatory redemption date of July 31, 2023. The liability-based equity awards represent Printi restricted equity held by Printi employees that are now fully vested and marked to market each reporting period until cash settlement. As of March 31, 2019 and June 30, 2018, our estimated redemption value for the liability-based awards was $6,791 and $15,464, respectively. The mandatorily redeemable noncontrolling interest is within the scope of ASC 480 - "Distinguishing Liabilities from Equity" and is required to be presented as a liability on our consolidated balance sheet. We adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations. As of March 31, 2019 and June 30, 2018, we recognized a liability for the mandatorily redeemable noncontrolling interest of $2,630 and $4,366, respectively. In May 2017, we entered into an arrangement with two Printi equity holders to provide loans, which represent prepayments for our future purchase of their equity interests. The loans are payable on the date the put or call option is exercised and the loan proceeds will be used to offset our purchase of their remaining outstanding equity interest, which also serves as collateral. As of March 31, 2019, the gross loan receivable includes $21,000 of loans and accrued interest of $2,660, a portion of the interest which is due and payable in the fourth quarter of fiscal 2019.

During the third quarter of fiscal 2019, we reassessed the estimated redemption value for the liability-based equity awards and mandatorily redeemable noncontrolling interest to reflect a change to the period in which we expect to exercise our call option. We now intend to exercise our call option in April 2021, which is earlier than previously expected. Given the earlier call date, we now expect the estimated redemption value for both the liability-based equity awards and mandatorily redeemable noncontrolling interest to be lower than the related gross loan receivable. The estimated redemption value is calculated based on certain contractual financial measures in the period the put or call option is exercised. During the current quarter, we recognized a reserve against the gross loan receivable of $15,138, through the reclassification of a portion of the related liabilities of $14,531 and expense recognized in general and administrative expense in our consolidated statement of operations of $607.
13. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of March 31, 2019, we have numerous operating segments under our management reporting structure which are reported in the following four reportable segments:

•
Vistaprint - Includes the operations of our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	Upload and Print - Includes the results of our druck.at, Easyflyer, Exagroup, Pixartprinting, Printdeal, Tradeprint, and WIRmachenDRUCK businesses.

•	National Pen - Includes the global operations of our National Pen businesses, which manufacture and market custom writing instruments and promotional products, apparel and gifts.

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign, acquired on October 1, 2018, is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

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

In the fourth quarter of fiscal 2019, we revised our internal organizational and reporting structure resulting in changes to our Upload and Print reportable segment. Due to the organizational changes, our Upload and Print reportable segment will be split into two separate operating and reportable segments. These changes in reporting structure are intended to position leaders closer to operations of the businesses, to lower costs, and to drive culture, priorities and technologies that improve customer and financial outcomes.
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our Board of Directors, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, internal audit and legal. These costs also include certain unallocated share-based compensation costs.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue:
Vistaprint (1)	$349,901	$357,606	$1,121,156	$1,105,557
Upload and Print (2)	188,135	183,768	564,099	536,685
National Pen (3)	79,721	81,545	278,643	267,360
All Other Businesses (4)	50,109	18,865	130,824	67,913
Total segment revenue	667,866	641,784	2,094,722	1,977,515
Inter-segment eliminations	(6,052)	(5,715)	(18,360)	(16,108)
Total consolidated revenue	$661,814	$636,069	$2,076,362	$1,961,407
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $3,198 and $9,463 for the three and nine months ended March 31, 2019, respectively, and $2,747 and $7,753 for the prior comparative periods, respectively.
(2) Upload and Print segment revenues include inter-segment revenue of $159 and $887 for the three and nine months ended March 31, 2019, respectively and $329 and $1,137 for the prior comparative periods, respectively.
(3) National Pen segment revenues include inter-segment revenue of $1,280 and $2,784 for the three and nine months ended March 31, 2019, respectively, and $805 and $2,275 for the prior comparative periods, respectively.
(4) All Other Businesses segment revenues include inter-segment revenue of $1,415 and $5,226 for the three and nine months ended March 31, 2019, respectively, and $1,834 and $4,943 for the prior comparative periods, respectively. The All Other Businesses segment includes the revenue of the VIDA and BuildASign's businesses since its acquisition of July 2, 2018 and October 1, 2018, respectively, as well as the Albumprinter business during the nine months ended March 31, 2018 until the sale completion date of August 31, 2017.

	Three Months Ended March 31, 2019
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$244,830	$—	$41,697	$38,279	$324,806
Europe	85,575	187,976	29,895	756	304,202
Other	16,298	—	6,849	9,659	32,806
Inter-segment	3,198	159	1,280	1,415	6,052
Total segment revenue	349,901	188,135	79,721	50,109	667,866
Less: inter-segment elimination	(3,198)	(159)	(1,280)	(1,415)	(6,052)
Total external revenue	$346,703	$187,976	$78,441	$48,694	$661,814

	Three Months Ended March 31, 2018
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$244,561	$45	$40,813	$6,008	$291,427
Europe	92,305	183,394	31,983	576	308,258
Other	17,993	—	7,944	10,447	36,384
Inter-segment	2,747	329	805	1,834	5,715
Total segment revenue	357,606	183,768	81,545	18,865	641,784
Less: inter-segment elimination	(2,747)	(329)	(805)	(1,834)	(5,715)
Total external revenue	$354,859	$183,439	$80,740	$17,031	$636,069

	Nine Months Ended March 31, 2019
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$765,684	$—	$137,603	$92,490	$995,777
Europe	291,506	563,212	113,404	2,226	970,348
Other	54,503	—	24,852	30,882	110,237
Inter-segment	9,463	887	2,784	5,226	18,360
Total segment revenue	1,121,156	564,099	278,643	130,824	2,094,722
Less: inter-segment elimination	(9,463)	(887)	(2,784)	(5,226)	(18,360)
Total external revenue	$1,111,693	$563,212	$275,859	$125,598	$2,076,362

	Nine Months Ended March 31, 2018
	Vistaprint	Upload and Print	National Pen	All Other	Total
North America	$738,921	$2,141	$131,100	$14,928	$887,090
Europe	300,477	533,407	112,261	14,251	960,396
Other	58,406	—	21,724	33,791	113,921
Inter-segment	7,753	1,137	2,275	4,943	16,108
Total segment revenue	1,105,557	536,685	267,360	67,913	1,977,515
Less: inter-segment elimination	(7,753)	(1,137)	(2,275)	(4,943)	(16,108)
Total external revenue	$1,097,804	$535,548	$265,085	$62,970	$1,961,407

The following table includes segment profit (loss) by reportable segment, total income from operations and total income before income taxes.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Segment profit (loss):
Vistaprint	$69,713	$57,661	$200,765	$187,605
Upload and Print	17,865	17,367	56,498	54,605
National Pen (1)	(1,713)	355	5,113	19,185
All Other Businesses	(6,964)	(9,342)	(24,117)	(25,459)
Total segment profit	78,901	66,041	238,259	235,936
Central and corporate costs	(28,499)	(35,891)	(76,540)	(97,558)
Acquisition-related amortization and depreciation	(14,089)	(13,030)	(40,372)	(38,330)
Earn-out related charges (2)	—	—	—	(2,391)
Share-based compensation related to investment consideration	—	—	(2,893)	(1,047)
Certain impairments and other adjustments (3)	(607)	—	(607)	—
Restructuring-related charges	(7,866)	(2,331)	(9,062)	(14,686)
Interest expense for Waltham, MA lease	1,775	1,838	5,457	5,645
Gain on the purchase or sale of subsidiaries (4)	—	—	—	48,380
Total income from operations	29,615	16,627	114,242	135,949
Other (expense) income, net	(2,495)	(1,558)	17,386	(25,602)
Interest expense, net	(16,787)	(12,652)	(47,372)	(38,263)
Income before income taxes	$10,333	$2,417	$84,256	$72,084
___________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard resulted in lower direct mail advertising costs within our National Pen business during the three months ended March 31, 2019 of $1,486, as compared to the prior comparative period, due to the earlier recognition of costs during the first quarter of fiscal 2019. During the nine months ended March 31, 2019, the new standard had a negative impact on operating income and adjusted net operating profit of $486, as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
(2) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(3) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other", as well as reserves recognized for loans as defined by ASC 326 - "Financial Instruments - Credit Losses."
(4) Includes the impact of the gain on the sale of Albumprinter that was recognized in general and administrative expense in our consolidated statement of operations during the nine months ended March 31, 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Depreciation and amortization:
Vistaprint	$16,317	$16,460	$48,185	$48,943
Upload and Print	12,702	15,701	40,196	45,426
National Pen	5,371	5,372	15,814	15,742
All Other Businesses	6,935	2,538	15,587	6,981
Central and corporate costs	3,009	3,366	9,772	10,028
Total depreciation and amortization	$44,334	$43,437	$129,554	$127,120

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Purchases of property, plant and equipment:
Vistaprint	$4,628	$4,843	$25,860	$29,342
Upload and Print	952	2,279	8,111	11,270
National Pen	745	1,183	7,780	4,891
All Other Businesses	12,228	252	15,077	1,231
Central and corporate costs	614	210	1,106	707
Total purchases of property, plant and equipment	$19,167	$8,767	$57,934	$47,441

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Capitalization of software and website development costs:
Vistaprint	$6,659	$7,186	$19,274	$18,266
Upload and Print	962	1,149	2,964	2,939
National Pen	1,035	302	2,511	669
All Other Businesses	1,517	443	3,329	1,811
Central and corporate costs	2,543	2,282	6,559	5,791
Total capitalization of software and website development costs	$12,716	$11,362	$34,637	$29,476
The following table sets forth long-lived assets by geographic area:

	March 31, 2019	June 30, 2018
Long-lived assets (1):
Netherlands	$84,313	$109,556
Canada	75,427	81,334
United States	57,492	45,709
Switzerland	55,976	52,523
Italy	41,475	42,514
Jamaica	21,741	21,720
Australia	21,504	22,418
France	19,277	20,131
Japan	17,769	19,117
Other	79,140	67,842
Total	$474,114	$482,864
___________________
(1) Excludes goodwill of $720,734 and $520,843, intangible assets, net of $273,831 and $230,201, build-to-suit lease assets of $121,108 and $111,926, and deferred tax assets of $57,885 and $67,087 as of March 31, 2019 and June 30, 2018, respectively.
14. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2026. Total lease expense, net of sublease income, for the three and nine months ended March 31, 2019 was $4,311 and $13,075, respectively, and $4,340 and $10,527 for the three and nine months ended March 31, 2018, respectively.
We lease certain machinery and plant equipment, as well as buildings, under both capital and operating lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2019, is $34,566, net of accumulated depreciation of $39,931; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2019 amounts to $29,140.
Purchase Obligations
At March 31, 2019, we had unrecorded commitments under contract of $41,847, including inventory and third-party fulfillment purchase commitments of $15,184 and third-party web services of $9,755. In addition, we had purchase commitments for production and computer equipment purchases of approximately $5,148, commitments for advertising campaigns of $288, professional and consulting fees of $993, and other unrecorded purchase commitments of $10,479.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $5,564 in aggregate. In addition, we have an outstanding installment obligation of $526 related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which results in tax being paid over a 7.5-year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2019.
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

15. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three and nine months ended March 31, 2019, we recognized restructuring charges of $7,866 and $9,062, respectively, primarily related to a restructuring action within our Vistaprint business. The Vistaprint action included changes to the leadership team, as well as other reductions in headcount and associated costs. We expect to recognize additional restructuring charges during the fourth quarter of fiscal 2019 for employees that have been retained and will continue to provide service during the transition period.

During the three and nine months ended March 31, 2018, we recognized restructuring charges of $2,331 and $14,686, respectively, which primarily related to Vistaprint's November 2017 restructuring action.

The following table summarizes the restructuring activity during the nine months ended March 31, 2019:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2018	$1,385	$2	$1,387
Restructuring charges (1)	8,758	304	9,062
Cash payments	(4,749)	(27)	(4,776)
Non-cash charges (2)	(3,250)	(279)	(3,529)
Accrued restructuring liability as of March 31, 2019	$2,144	$—	$2,144
___________________
(1) During the three and nine months ended March 31, 2019, Vistaprint recognized restructuring charges of $7,225 and $7,539, respectively, related primarily to the action discussed above. All Other Businesses incurred immaterial restructuring charges of $630 and $731, respectively. Upload and Print recognized restructuring charges of $593 for the nine months ended March 31, 2019, related to an immaterial action during the second quarter of fiscal 2019. For the three and nine months ended March 31, 2019, our Central and Corporate cost center incurred restructuring charges of $11 and $199, respectively, related to a prior year action.
(2) Non-cash charges primarily include acceleration of share-based compensation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about anticipated growth and development of certain of our businesses, expected effects of accounting changes, sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, anticipated competitive position of certain of our businesses, and the impact of exchange rate and currency volatility. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
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
As of March 31, 2019, we have numerous operating segments under our management reporting structure that are reported in the following four reportable segments: Vistaprint, Upload and Print, National Pen, and All Other Businesses. Refer to Note 13 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our free cash flow prior to cash interest costs; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and free cash flow. A summary of these key financial metrics for the three and nine months ended March 31, 2019 as compared to the three and nine months ended March 31, 2018 follows:
Third Quarter Fiscal 2019

•	Revenue increased by 4% to $661.8 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 9% and, excluding acquisitions completed in the last four quarters, increased by 3%.

•	Operating income increased by $13.0 million to $29.6 million.

•	Adjusted net operating profit (a non-GAAP financial measure which we refer to as adjusted NOP) increased by $29.9 million to $55.2 million.
Year to Date Fiscal 2019

•	Revenue increased by 6% to $2,076.4 million.

•	Consolidated constant-currency revenue increased by 9% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 6%.

•	Operating income decreased by $21.7 million to $114.2 million.

•	Adjusted NOP increased by $46.2 million to $175.6 million.

•	Cash provided by operating activities increased by $77.8 million to $222.5 million.

•	Free cash flow (a non-GAAP financial measure) increased by $13.2 million to $129.9 million.
For the third quarter of fiscal 2019, the increase in reported revenue is primarily due to the addition of the revenue of our BuildASign business acquired on October 1, 2018, as well as continued growth in our Upload and Print reportable segment. Currency exchange rate fluctuations negatively impacted revenue during the quarter. Constant-currency revenue growth continued to slow in our Vistaprint business, primarily due to planned reductions in advertising spend while we rebuild our tools to ensure strong returns and improved customer conversion rates. Our National Pen business also reported lower constant-currency revenue growth, due to a reduction in new customer prospecting activities, as well as operational delays in the supply chain for direct-marketing mailings.
For the third quarter of fiscal 2019, operating income increased $13.0 million due primarily to improved profitability in our Vistaprint business driven by a reduction in advertising expense, as well as a decrease in share-based compensation expense. The decrease in share-based compensation expense is due to no recognition of expense for our supplemental PSUs in the current quarter since we continued to consider achievement of the performance condition to not be probable, as well as reduced board compensation with the changes we made in November 2018 that reduced the number of directors on our board of directors. These increases in operating income were partially offset by an increase in restructuring charges of $5.5 million, related primarily to actions taken in our Vistaprint business. During the nine months ended March 31, 2019, operating income declined primarily due to the prior year gain of $47.5 million on the sale of Albumprinter, which did not recur during the current period.
For the third quarter of fiscal 2019, adjusted NOP increased year over year primarily due to the same reasons as operating income mentioned above, as well as the addition of the profit from our BuildASign business acquired on October 1, 2018, which positively influenced adjusted NOP to a greater degree than operating income because adjusted NOP excludes acquisition-related amortization expense. Adjusted NOP excludes the year-over-year impact from higher restructuring charges and acquisition-related charges, and includes realized gains or losses on our currency hedges. The net year over year impact of currency on adjusted NOP was positive for the three months ended March 31, 2019.
Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2019 and 2018 are shown in the following tables:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$349,901	$357,606	(2)%	3%	1%	—%	1%
Upload and Print	188,135	183,768	2%	9%	11%	—%	11%
National Pen	79,721	81,545	(2)%	3%	1%	—%	1%
All Other Businesses (3)	50,109	18,865	166%	6%	172%	(174)%	(2)%
Inter-segment eliminations	(6,052)	(5,715)
Total revenue	$661,814	$636,069	4%	5%	9%	(6)%	3%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,121,156	$1,105,557	1%	2%	3%	—%	3%
Upload and Print	564,099	536,685	5%	5%	10%	—%	10%
National Pen	278,643	267,360	4%	2%	6%	—%	6%
All Other Businesses (3)	130,824	67,913	93%	6%	99%	(86)%	13%
Inter-segment eliminations	(18,360)	(16,108)
Total revenue	$2,076,362	$1,961,407	6%	3%	9%	(3)%	6%
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
Consolidated Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products our businesses sell. Cost of revenue as a percent of revenue increased during the three and nine months ended March 31, 2019, compared to the prior year, primarily due to lower gross margins in our Vistaprint business, resulting from unfavorable product mix that shifted to lower margin products, as well as decreased pricing resulting from higher discounting. Several of our businesses also recognized increasing paper costs during these periods.

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Cost of revenue	$342,700	$319,209	$1,056,667	$963,249
% of revenue	51.8%	50.2%	50.9%	49.1%
Cost of revenue for the three and nine months ended March 31, 2019 increased by $23.5 million and $93.4 million, respectively, partially due to the addition of cost of revenue of $16.6 million and $36.4 million, respectively, from our BuildASign business, which was acquired on October 1, 2018 and is therefore not included in the comparable periods. Vistaprint's cost of revenue increased by $2.4 million and $29.3 million, respectively, from the prior comparable periods, primarily due to changes in product mix and volume increases. The cost of revenue for our Upload and Print businesses increased by $3.7 million and $20.3 million, respectively, primarily driven by revenue growth in our Pixartprinting and WIRmachenDRUCK businesses, partially offset by favorable currency impact. We also recognized an increase of $1.8 million and $8.6 million, respectively, of costs within our National Pen business primarily due to increased volume.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Technology and development expense	$58,274	$61,267	(5)%	$170,742	$182,598	(6)%
% of revenue	8.8%	9.6%		8.2%	9.3%
Marketing and selling expense	$171,584	$179,591	(4)%	$566,335	$546,469	4%
% of revenue	25.9%	28.2%		27.3%	27.9%
General and administrative expense	$37,753	$44,103	(14)%	$119,145	$127,869	(7)%
% of revenue	5.7%	6.9%		5.7%	6.5%
Amortization of acquired intangible assets	$14,022	$12,941	8%	$40,169	$38,132	5%
% of revenue	2.1%	2.0%		1.9%	1.9%
Restructuring expense	$7,866	$2,331	237%	$9,062	$14,686	(38)%
% of revenue	1.2%	0.4%		0.4%	0.7%
(Gain) on sale of subsidiaries	$—	$—	—%	$—	$(47,545)	(100)%
% of revenue	—%	—%		—%	(2.4)%
Technology and development expense
Technology and development expense consists primarily of payroll and related expenses for employees engaged in software and manufacturing engineering, information technology operations and content development, as well as amortization of capitalized software and website development costs, including hosting of our websites, asset depreciation, patent amortization, and other technology infrastructure-related costs. Depreciation expense for information technology equipment that directly supports the delivery of our digital marketing services products is included in cost of revenue.
During the three and nine months ended March 31, 2019, technology and development expenses decreased by $3.0 million and $11.9 million, respectively, as compared to the prior periods. The decrease during both periods was primarily due to a decrease in share-based compensation costs of $1.9 million and $5.9 million, respectively, which is due to the reversal of cumulative supplemental PSU expense during the second quarter of fiscal 2019 as the achievement of the performance condition is no longer probable. During the nine months ended March 31, 2019, we recognized lower expense as a result of cost savings realized in the Vistaprint business from our restructuring initiatives and a year-over-year decrease in costs of $1.6 million resulting from the divestiture of our Albumprinter business. This was partially offset by the addition of costs from our recent acquisition of BuildASign, which resulted in $0.8 million and $1.5 million, respectively, of costs during the three and nine months ended March 31, 2019.
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
Our marketing and selling expenses decreased by $8.0 million during the three months ended March 31, 2019, as compared to the prior period, primarily due to a planned reduction of advertising spend in our Vistaprint business of $16.5 million, as we seek to eliminate spend that does not meet our return thresholds. This reduction was partially offset by the addition of $10.5 million of advertising and customer care costs in our recently acquired BuildASign business during the three months ended March 31, 2019.

For the nine months ended March 31, 2019, marketing and selling expenses increased by $19.9 million, as compared to the prior period, primarily due to the addition of $22.8 million of advertising and customer care costs in our recently acquired BuildASign business. In addition, our National Pen business recognized an increase in costs of $18.4 million primarily due to increased customer prospecting activities during the first and second quarters of fiscal 2019. This increase was partially offset by lower advertising costs for Vistaprint of $15.1 million, for the reasons described above, as well as lower costs of $4.6 million due to the sale of our Albumprinter business on August 31, 2017.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and nine months ended March 31, 2019, general and administrative expenses decreased by $6.4 million and $8.7 million, respectively, as compared to the prior periods, primarily due to a decrease in share-based compensation costs of $5.3 million and $11.5 million, respectively, which is largely due to the reversal of cumulative supplemental PSU expense described above. The decrease is partially offset by the addition of $1.4 million and $4.2 million of costs from our recent acquisition of BuildASign during the three and nine months ended March 31, 2019, respectively. In addition, for the nine months ended March 31, 2019, we recognized increases in professional fees, primarily related to our acquisitions of VIDA during July 2018 and BuildASign during October 2018, as well as certain other strategic projects.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $1.1 million and $2.0 million during the three and nine months ended March 31, 2019, respectively, as compared to the prior comparable periods, due to the addition of amortization for our acquisition of BuildASign. This increase is partially offset by a reduction of amortization within our Upload and Print reportable segment due to certain intangible assets becoming fully amortized during the nine months ended March 31, 2019.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and include employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets. During the three and nine months ended March 31, 2019, we recognized restructuring expense of $7.9 million and $9.1 million, respectively, primarily related to actions within our Vistaprint business. Refer to Note 15 in our accompanying consolidated financial statements for additional information relating to the restructuring action. During the three and nine months ended March 31, 2018, we recognized restructuring charges of $2.3 million and $14.7 million, respectively, primarily related to Vistaprint's November 2017 restructuring action.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Gains (losses) on derivatives not designated as hedging instruments	$1,258	$(9,102)	$19,802	$(19,103)
Currency-related (losses) gains, net	(4,085)	7,519	(3,011)	(7,133)
Other gains (losses)	332	25	595	634
Total other (expense) income, net	$(2,495)	$(1,558)	$17,386	$(25,602)
The increase in losses within other (expense) income, net for the three months ended March 31, 2019 is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments. We expect volatility to continue in future periods and we do not apply hedge accounting for most of our derivative currency contracts. We also experienced currency-related gains due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related (losses) gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to capital lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. As part of interest expense, net, we also recognize changes to the estimated future redemption value of our mandatorily redeemable noncontrolling interests.
Interest expense, net was $16.8 million and $47.4 million for the three and nine months ended March 31, 2019, respectively, compared to $12.7 million and $38.3 million for the three and nine months ended March 31, 2018, respectively. Interest expense was higher this year relative to historical trends primarily as a result of higher debt levels, due to the acquisition of BuildASign, as well as higher interest rates, driven both by higher floating interest rates and the change in mix of our outstanding debt, which resulted from the refinancing of our senior unsecured notes during the fourth quarter of fiscal 2018.
Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Income tax expense	$4,091	$4,019	$23,971	$19,657
Effective tax rate	39.6%	166.3%	28.5%	27.3%

The increase in tax expense for the three and nine months ended March 31, 2019 from the same prior year periods is primarily due to increased pre-tax income for the three and nine months ended March 31, 2019 as compared to the same prior year periods. There were no significant discrete tax adjustments recognized during the three months ended March 31, 2019. However, earlier this year we recognized a decrease in deferred tax assets related to guidance issued by the Internal Revenue Service regarding limitations on tax deductions for compensation granted to certain executives, which increased our tax expense by $5.6 million for the nine months ended March 31, 2019 as compared to increased tax expense of $4.7 million related to the impacts of U.S. tax reform recognized in the same prior year period. We also recognized "Patent Box" tax benefits of $3.5 million granted to our Pixartprinting business in Italy during the nine months ended March 31, 2019. Additionally, we have recognized lower excess tax benefits from share-based compensation for the nine months ended March 31, 2019 as compared to the same prior period. Excluding the effect of these discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal 2019 as compared to fiscal 2018 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a full tax benefit in the current period.

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
Vistaprint

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$349,901	$357,606	(2)%	$1,121,156	$1,105,557	1%
Segment Profit	69,713	57,661	21%	200,765	187,605	7%
% of revenue	20%	16%		18%	17%
Segment Revenue
Vistaprint's reported revenue growth for the three and nine months ended March 31, 2019 was negatively affected by currency impacts of 3% and 2%, respectively, resulting in constant-currency growth of 1% and 3%, respectively. The year-over-year timing of the Easter holiday slightly benefited Vistaprint's revenue growth in the current quarter. As described last quarter, we reduced our advertising spend that we did not believe was meeting our return thresholds, which impacted revenue growth this quarter, particularly from new customers. During the nine months ended March 31, 2019, revenue growth was driven by continued growth in repeat customer bookings, as well as continued growth in marketing materials, signage and promotional products, partially offset by weakness in consumer products during the second quarter of fiscal 2019, which typically generate significant revenue during the holiday season.
Segment Profitability
Vistaprint's segment profit increased for the three and nine months ended March 31, 2019 driven primarily by $16.5 million and $15.1 million, respectively, of reductions to advertising spend. Segment profit also increased as a result of reductions to operating expenses, partially offset by the gross margin impact of changes in product mix. Some of the near-term operating expense savings will be offset, as we recruit additional talent within Vistaprint's data, analytics and technology organizations, and we are not allocating the cost of executives to the Vistaprint business while these positions are filled by Cimpress executives on an interim basis. In the current period, Vistaprint's segment profit was negatively impacted by currency movements.
Upload and Print

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$188,135	$183,768	2%	$564,099	$536,685	5%
Segment Profit	17,865	17,367	3%	56,498	54,605	3%
% of revenue	9%	9%		10%	10%

Segment Revenue
Upload and Print's reported revenue growth for the three and nine months ended March 31, 2019 was negatively affected by currency impacts of 9% and 5%, respectively, resulting in constant-currency growth of 11% and 10%, respectively. The year-over-year timing of the Easter holiday slightly benefited Upload and Print revenue growth in the current quarter. The constant-currency revenue growth was primarily driven by continued growth from our Pixartprinting and WIRmachenDRUCK businesses. During the current periods, we continued to experience increased price-focused and advertising competition that we have been experiencing in recent quarters. We continue to believe we can outperform and outlast competitors in the long term due to our geographic diversity, product selection, customer service, profitability and scale, but it requires a continued focus on innovation and cost reduction in this hyper-competitive space.
Segment Profitability
Upload and Print's segment profit increased during the three and nine months ended March 31, 2019, due to operating expense efficiencies offset by inflation in materials inputs such as paper, increased investments in technology intended to improve the customer value proposition of each business in increasingly competitive markets, increased marketing costs due to higher paid search costs, and negative impacts from currency movements.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$79,721	$81,545	(2)%	$278,643	$267,360	4%
Segment (Loss) Profit	(1,713)	355	(583)%	5,113	19,185	(73)%
% of revenue	(2)%	—%		2%	7%
Segment Revenue
National Pen's reported revenue growth for the three and nine months ended March 31, 2019 was negatively affected by currency impacts of 3% and 2%, respectively, resulting in constant-currency revenue growth of 1% and 6%, respectively. Following strong performance in the prior fiscal year, we significantly increased our direct mail prospecting in the first two quarters of fiscal 2019, which drove new customer growth. We reduced mail and telesales prospecting activities in the current quarter because the payback did not meet our expectations, and that is having an impact on National Pen's revenue growth in the current period. National Pen's revenue was also impacted by operational delays in the supply chain for direct-marketing mailings.
Segment Profitability
The decrease in National Pen's segment profit for the three and nine months ended March 31, 2019, compared to the prior periods, is primarily due to revenue weakness, increased investment in e-commerce technology and marketing teams and increased customer prospecting activities in the nine months ended March 31, 2019. The impact of the new revenue accounting standard resulted in lower direct mail advertising costs of $1.5 million than we would have recognized under the prior standard for the three months ended March 31, 2019, but resulted in higher direct mail advertising costs of $0.5 million for the nine months ended March 31, 2019.
All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$50,109	$18,865	166%	$130,824	$67,913	93%
Segment Loss	(6,964)	(9,342)	25%	(24,117)	(25,459)	5%
% of revenue	(14)%	(50)%		(18)%	(37)%
Our All Other Businesses segment includes VIDA results since the acquisition date of July 2, 2018, BuildASign since the acquisition date of October 1, 2018, Digipri (a former part of our Japan business) results through the divestiture date of July 1, 2018 and Albumprinter results through the divestiture date of August 31, 2017.

With the exception of BuildASign which is a larger and profitable business, this segment consists of multiple small, rapidly evolving early-stage businesses through which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Therefore, in all of these businesses we continue to operate at an operating loss as previously described and as planned, and we expect to continue to do so in the next several years.
Segment Revenue
The All Other Businesses segment revenue increase was primarily due to the inclusion of the results of BuildASign since the acquisition date of October 1, 2018. Organic constant-currency revenue, excluding the impacts of the Albumprinter, Digipri, VIDA, and BuildASign businesses, decreased by 2% for the three months ended March 31, 2019, due to recent actions we have taken to improve the efficiency and focus of some of these businesses, including the decision to shut down the U.S. operations of the Printi business during the second quarter of fiscal year 2019. The early-stage businesses in this segment delivered mixed revenue results during the current quarter.
For the nine months ended March 31, 2019, organic constant-currency revenue growth, excluding the impacts of the Albumprinter, Digipri, VIDA, and BuildASign businesses, increased by 13%, driven by growth in the remaining businesses in the segment. We are continuing to pivot and evolve these business models as we learn more about the markets they serve, and expect fluctuations in growth.
Segment Profitability
The improvement in the All Other Businesses segment loss for the three and nine months ended March 31, 2019, as compared to the prior periods, was primarily due to the addition of BuildASign, which we acquired on October 1, 2018 and contributed $3.1 million and $7.7 million of segment profit for the three and nine months ended March 31, 2019, respectively. We also realized currency-related benefits, which were partially offset by the inclusion of VIDA operating losses. For the nine months ended March 31, 2019, the segment loss was negatively impacted by the divestiture of our Albumprinter business, which contributed $1.7 million of segment profit in the first quarter of fiscal 2018.
Central and Corporate Costs
Central and corporate costs consist primarily of the team of software engineers that is building our mass customization platform; shared service organizations such as global procurement; technology services such as hosting and security; administrative costs of our Cimpress India offices where numerous Cimpress businesses have dedicated business-specific team members; and corporate functions including our Board of Directors, CEO, and the team members necessary for managing corporate activities, such as treasury, tax, capital allocation, financial consolidation, internal audit and legal. These costs also include certain unallocated share-based compensation costs.

Central and corporate costs decreased by $7.4 million and $21.0 million during the three and nine months ended March 31, 2019, as compared to the prior periods, respectively, driven primarily by $5.6 million and $23.4 million, respectively, of lower share-based compensation costs associated with our supplemental PSUs and related supplemental performance cash awards, for which the performance condition is no longer probable of achievement. Additionally, our share-based compensation is lower due to the changes we made in November 2018 that reduced the number of Cimpress Board members. This decrease was partially offset by an increase in central technology investments and central operating costs.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$222,470	$144,633
Net cash (used in) provided by investing activities	(381,554)	13,979
Net cash provided by (used in) financing activities	161,900	(152,164)
At March 31, 2019, we had $44.3 million of cash and cash equivalents and $1,087.6 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, our organic investment levels, share repurchases and acquisition activity. We increased our debt in October 2018 when we completed the acquisition of BuildASign for $275.1 million, which was funded via proceeds from our senior secured credit facility.
The cash flows during the nine months ended March 31, 2019 related primarily to the following items:
Cash inflows:

•	Net income of $60.3 million

•
Adjustments for non-cash items of $152.6 million primarily related to positive adjustments for depreciation and amortization of $129.6 million, share-based compensation costs of $14.0 million and non-cash tax related items of $9.0 million, partially offset by unrealized currency-related gains of $4.7 million

•	Proceeds of debt of $242.6 million, net of payments and debt issuance costs

•
The changes in operating assets and liabilities were a source of cash during the period, driven by increases in accounts payable and accrued expenses. In the prior comparable period, the change in operating assets and liabilities included an earn-out related payment associated with our WIRmachenDruck business of $44.6 million.

Cash outflows:

•	Payments for acquisitions of $289.9 million, net of cash acquired

•	Capital expenditures of $57.9 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities, and computer and office equipment

•	Payments for the purchase of a noncontrolling interest of $41.2 million

•	Internal costs for software and website development that we have capitalized of $34.6 million

•	Purchases of our ordinary shares for $26.1 million

•	Payments for capital lease arrangements of $12.7 million

•	Payments related to our recent restructuring actions of $4.8 million

•	Distribution of $3.4 million paid to noncontrolling interest

•	Payments of withholding taxes in connection with share awards of $2.4 million
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2019, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of March 31, 2019, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $31.6 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of March 31, 2019, we had aggregate loan commitments from our senior secured credit facility totaling $1,602.8 million. The loan commitments consisted of revolving loans of $1,087.3 million and term loans of $515.6 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2019, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands	March 31, 2019
Maximum aggregate available for borrowing	$1,602,819
Outstanding borrowings of senior secured credit facility	(671,914)
Remaining amount	930,905
Limitations to borrowing due to debt covenants and other obligations (1)	(492,077)
Amount available for borrowing as of March 31, 2019 (2)	$438,828
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
On January 7, 2019, we executed an amendment to our senior secured credit facility that expanded the total capacity to $1,613.2 million, which includes $1,087.3 million of revolving loans and $525.9 million of term loans. We expect to use our expanded credit facility to fund investments intended to support our long-term growth strategy. The incremental term loan proceeds, which represented approximately half of the total capacity increase, were used to repay a portion of our outstanding revolving loans. Refer to Note 9 in our accompanying financial statements for additional details.
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 9 of the accompanying consolidated financial statements. As of March 31, 2019, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2019 we had $15.7 million outstanding for other debt payable through March 2025.
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

Contractual Obligations
Contractual obligations at March 31, 2019 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$81,687	$25,784	$31,952	$15,986	$7,965
Build-to-suit lease	87,254	12,569	25,139	22,021	27,525
Purchase commitments	41,847	30,971	10,876	—	—
Senior unsecured notes and interest payments	610,000	28,000	56,000	56,000	470,000
Other debt and interest payments (1)	791,024	97,162	197,170	495,532	1,160
Capital leases	30,022	12,192	11,092	4,103	2,635
Other	6,090	5,060	915	115	—
Total (2)	$1,647,924	$211,738	$333,144	$593,757	$509,285
___________________
(1) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $0.8 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(2) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.9 million as of March 31, 2019 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 10 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2026. Future minimum rental payments required under our leases are an aggregate of approximately $81.7 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.5 million.
Build-to-Suit Lease. Represents the cash payments for our leased facility in Waltham, Massachusetts, USA.
Purchase Commitments. At March 31, 2019, we had unrecorded commitments under contract of $41.8 million. Purchase commitments consisted of third-party web services of $9.8 million, inventory purchase commitments of $15.2 million, production and computer equipment purchases of approximately $5.1 million, commitments for professional and consulting fees of $1.0 million, commitments for advertising campaigns of $0.3 million, and other unrecorded purchase commitments of $10.5 million.
Senior Unsecured notes and Interest Payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other Debt and Interest Payments. At March 31, 2019, the term loans of $515.6 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding under our $1,087.3 million revolving credit facility due on June 14, 2023. Interest payable included in this table is based on the interest rate as of March 31, 2019 and assumes all LIBOR based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of debt assumed as part of certain of our past acquisitions, and as of March 31, 2019 we had $15.7 million outstanding for those obligations that have repayments due on various dates through March 2025.
Capital Leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2019, is $34.6 million, net of accumulated depreciation of $39.9 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2019 amounts to $29.1 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $5.6 million in the aggregate. We also have an installment obligation of $0.5 million related to the fiscal 2012 intra-entity transfer of the intellectual property of our subsidiary Webs, Inc., which resulted in tax being paid over a 7.5-year term and has been classified as a deferred tax liability in our consolidated balance sheet as of March 31, 2019.
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

The table below sets forth operating income and adjusted net operating profit for the three and nine months ended March 31, 2019:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
GAAP operating income (1)	$29,615	$16,627	$114,242	$135,949
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	14,089	13,030	40,372	38,330
Earn-out related charges (2)	—	—	—	2,391
Share-based compensation related to investment consideration	—	—	2,893	1,047
Certain impairments and other adjustments (3)	607	—	607	—
Restructuring related charges	7,866	2,331	9,062	14,686
Less: Interest expense associated with Waltham, MA lease	(1,775)	(1,838)	(5,457)	(5,645)
Less: Gains on the purchase or sale of subsidiaries (4)	—	—	—	(48,380)
Include: Realized gains (losses) on certain currency derivatives not included in operating (loss) income	4,836	(4,811)	13,889	(8,958)
Adjusted NOP (1)	$55,238	$25,339	$175,608	$129,420
_________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard resulted in lower direct mail advertising costs within our National Pen business during the three months ended March 31, 2019 of $1.5 million, as compared to the prior comparative period, due to the earlier recognition of costs during the first quarter of fiscal 2019. During the nine months ended March 31, 2019, the new standard had a negative impact on operating income and adjusted NOP of $0.5 million, as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
(2) Includes expense recognized for the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment.
(3) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other", as well as reserves recognized for loans as defined by ASC 326 - "Financial Instruments - Credit Losses."
(4) Includes the impact of the gain on the sale of Albumprinter, as well as a bargain purchase gain as defined by ASC 805-30 - "Goodwill or Gain from Bargain Purchase" for an acquisition in which the identifiable assets acquired and liabilities assumed are greater than the consideration transferred, that was recognized in general and administrative expense in our consolidated statement of operations during the nine months ended March 31, 2018.

The table below sets forth net cash provided by operating activities and free cash flow for the nine months ended March 31, 2019 and 2018:

In thousands	Nine Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$222,470	$144,633
Purchases of property, plant and equipment	(57,934)	(47,441)
Purchases of intangible assets not related to acquisitions	(22)	(308)
Capitalization of software and website development costs	(34,637)	(29,476)
Payment of contingent consideration in excess of acquisition-date fair value (1)	—	49,241
Free cash flow	$129,877	$116,649
_________________
(1) For the nine months ended March 31, 2018 includes a portion of the earn-out payment that is presented within net cash provided by operating activities as part of the change in accrued expenses and other liabilities. This portion of the earn-out was deemed to be a compensation arrangement since it included an employment-related contingency.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of March 31, 2019, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2019, we had $671.9 million of variable-rate debt and $0.5 million of variable rate installment obligation related to the fiscal 2012 intra-entity transfer of Webs' intellectual property. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2019, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $1.7 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $34.7 million and $52.2 million on our income before income taxes for the three months ended March 31, 2019 and 2018, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our inability to purchase or develop technologies and other key assets and capabilities to increase our efficiency, enhance our competitive advantage, and scale our operations

•	our failure to realize the anticipated benefits of the decentralization of our operations

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers

•	our failure to address performance issues in some of our businesses and markets

•	our failure to sustain growth in relatively mature markets

•	our failure to promote, strengthen, and protect our brands

•	our failure to effectively manage competition and overlap within our brand portfolio

•	the failure of our current and new marketing channels to attract customers

•	our failure to realize expected returns on our capital allocation decisions

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth

•	general economic conditions
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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results and do not manage our business to maximize current period reported financial results, including our GAAP net income (loss) and operating cash flow and other results we report. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

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

In addition, the accounting for our acquisitions and minority investments requires us to make significant estimates, judgments, and assumptions that can change from period to period, based in part on factors outside of our control, which can create volatility in our financial results. For example, we often pay a portion of the purchase price for our acquisitions in the form of an earn out based on performance targets for the acquired companies or enter into obligations or options to purchase noncontrolling interests in our acquired companies or minority investments, which can be difficult to forecast. If in the future our assumptions change and we determine that higher levels of achievement are likely under our earn outs or future purchase obligations, we will need to pay and record additional amounts to reflect the increased purchase price. These additional amounts could be significant and could adversely impact our results of operations.

Furthermore, provisions for future payments to sellers based on the performance or valuation of the acquired businesses, such as earn outs and options to purchase noncontrolling interests, can lead to disputes with the sellers about the achievement of the performance targets or valuation or create inadvertent incentives for the acquired company's management to take short-term actions designed to maximize the payments they receive instead of benefiting the business. In addition, strong performance of the underlying business could result in material payments pursuant to earn-out provisions or future purchase obligations that may or may not reflect the fair market value of the asset at that time.
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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented 46% and 86% of annual operating income in the years ended June 30, 2018 and 2016, respectively, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

We are highly dependent upon the continued service and performance of our senior management and key technical, marketing, and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. We face intense competition for qualified individuals from many other companies in diverse industries. The loss of key employees places a strain on members of our management team, who in some cases need to step in and support an additional business or function, and may significantly delay or prevent the achievement of our business objectives. Our failure to recruit, attract, and retain suitably qualified individuals to fill open roles or to adequately plan for succession could have an adverse effect on our ability to implement our business plan.

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

As of March 31, 2019, our total debt was $1,087.6 million, made up of $400.0 million of senior notes, $671.9 million of loan obligations under our credit facility and $15.7 million of other debt.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of March 31, 2019, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.7 million over the next 12 months.

Border controls and duties and restrictions on cross-border commerce may negatively impact our business.

Many governments impose restrictions on shipping goods into their countries, as well as protectionist measures such as customs duties and tariffs that may apply directly to product categories comprising a material portion of our revenues. The customs laws, rules and regulations that we are required to comply with are complex and subject to unpredictable enforcement and modification. As a result of these restrictions, we have from time to time experienced delays in shipping our manufactured products into certain countries, and changes in cross-border regulations could have a significant negative effect on our business. For example, the current United States administration has made, and may continue to make, major changes in trade policy between the United States and other countries, such as the imposition of additional tariffs and duties on imported products, and has suggested closing the border between the United States and Mexico. Because we produce most physical products for our United States customers at our facilities in Canada and Mexico and we source most materials for our products outside the United States, including material amounts of sourcing from China, future changes in tax policy or trade relations could adversely affect our business and results of operations.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 17, 2017, we announced that our Board had authorized the repurchase of up to 6,300,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This November 2017 share repurchase program terminated on February 12, 2019 when the Board authorized the new repurchase program described immediately below.

On February 12, 2019, we announced that our Board had approved a new share repurchase program that replaced the one described immediately above. Under this new program, we may repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 13, 2020, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the purchase of our ordinary shares during the three months ended March 31, 2019 under each program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
January 1, 2019 through January 31, 2019	—	$—	—	5,739,891
February 1, 2019 through February 28, 2019 (2)	122,877	81.89	122,877	5,500,000
March 1, 2019 through March 31, 2019 (3)	26,505	75.90	26,505	5,473,495
Total	149,382	$80.83	149,382	5,473,495
___________
(1) Average price paid per share includes commissions paid.
(2) These shares were purchased under the November 2017 repurchase program. Because the February 2019 repurchase program replaced the November 2017 program on February 12, 2019, the shares in the last column of this row represent the number of shares that remained under the February 2019 program as of February 28, 2019.
(3) These shares were purchased under the February 2019 repurchase program, and the shares in the last column of this row represent the number of shares that remained under the February 2019 program as of March 31, 2019.

Item 6. Exhibits

Exhibit
No.	Description
10.1
Form of Executive Retention Agreement between Cimpress N.V. and each of Peter Kelly and Maarten Wensveen is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

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
May 2, 2019                     Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)