Form 10-K
period 2019-06-30
CIMPRESS N.V.
filed 2019-08-09
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
_________________________________
Cimpress N.V.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________

The	Netherlands	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
Building D, Xerox Technology Park A91 H9N9,
Dundalk, Co. Louth
Ireland
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: 353 42 938 8500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Ordinary Shares, par value of €0.01	CMPR	NASDAQ Global Select Market
______________________________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $2.74 billion on December 31, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 5, 2019, there were 30,392,414 Cimpress N.V. ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2019. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS N.V.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2019

PART I.
Item 1. Business
Overview & Strategy
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
We have grown substantially over the past decade, from $0.5 billion of revenue in fiscal year 2009 to $2.8 billion of revenue in fiscal year 2019, and as we have grown we have achieved important benefits of scale. However, we also believe it is critical for us to “stay small as we get big”. By this we mean that we need to serve customers and act and compete with focus, nimbleness and speed that is typical of smaller, entrepreneurial firms but often not typical of larger firms. This is because we face intense competition across all our businesses and we must constantly and rapidly improve the value we deliver to customers. To stay small as we get big, our strategy calls for us to pursue a deeply decentralized organizational structure which delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses.
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
The select few shared strategic capabilities into which we invest include our (1) mass customization platform ("MCP"), (2) talent infrastructure in India, (3) central procurement of large-scale capital equipment, shipping services, major categories of our raw materials and other categories of spend, and (4) peer-to-peer knowledge sharing among our businesses. We encourage each of our businesses to leverage these capabilities, but each business is free to choose whether or not to use these services. This optionality, we believe, creates healthy pressure on the central teams who provide such services to deliver compelling value to our businesses.
We limit all other central activities to only those which must be performed centrally. Out of more than 13,000 employees we have fewer than 70 who work in central activities that fall into this category, which includes tax, treasury, internal audit, general counsel, corporate communications, consolidated reporting and compliance, information security, investor relations, capital allocation and the functions of our CEO and CFO. We seek to avoid bureaucratic behavior in the corporate center, however we have developed, through experience, guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers or being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, or the policies by which we ensure compliance with information privacy laws.

Our Uppermost Financial Objective

Our uppermost financial objective is to maximize our intrinsic value per share. We define intrinsic value per share as (a) the unlevered free cash flow per diluted share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per diluted share. We define unlevered free cash flow as free cash flow plus interest expense related to borrowings.

This financial objective is inherently long-term in nature. Thus an explicit outcome of this is that we accept fluctuations in our financial metrics as we make investments that we believe will deliver attractive long-term returns on investment.

We ask investors and potential investors in Cimpress to understand our uppermost financial objective by which we endeavor to make all financially evaluated decisions. We often make decisions in service of this priority that could be considered non-optimal were they to be evaluated based on other financial criteria such as (but not limited to) near- and mid-term revenue, operating income, net income, EPS, Adjusted Net Operating Profit (Adjusted NOP), Adjusted EBITDA, and cash flow.

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

We believe that the business cards sold by our Vistaprint business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vistaprint to design and procure aesthetically pleasing, high-quality, quickly-delivered and low-priced business cards. The Vistaprint production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Customers have very extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments and significant capital. Business cards is a mature market that, at the overall market level, has experienced continual declines over the past two decades. Yet, for Vistaprint, this remains a growing category and is highly profitable, and thus provides an example of the power of mass customization. Even though we do not expect many other products to reach this extreme level of automation, we do currently produce many other product categories (such as flyers, brochures, signage, mugs, calendars, pens, t-shirts, hats, embroidered soft goods, rubber stamps, photobooks, labels and holiday cards) via analogous methods whose volume and processes are well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable and growing revenue stream.
Market and Industry Background
Mass Customization Opportunity
Mass customization is not a market itself, but rather a competitive strategy that can be applied across many markets such as the following:

Product:	Geography:	Customer:
- Small format marketing materials	- North America	- Businesses (micro, small, medium,
- Large format products	- Europe	large)
- Promotional products and gifts	- Australia/New Zealand	- Graphic designers, resellers, printers
- Decorated apparel	- South America	- Traditional providers who choose to
- Packaging	- Asia Pacific	outsource these products
- Photo merchandise		- Teams, associations and groups
- Invitations and announcements		- Consumers (home and family)
- Writing instruments

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
We believe that a large opportunity exists for major markets to shift to a mass customization paradigm and, even though we are largely decentralized, the select few shared strategic capabilities into which we centrally invest provide significant scale-based competitive advantages for Cimpress.
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
Our Businesses
Cimpress businesses include those we developed organically (Vistaprint, Vistaprint Corporate Solutions, Vistaprint India, Vistaprint Japan) plus previously independent businesses either that we have fully acquired or in which we have a majority equity stake. Prior to its acquisition, each of our acquired companies pursued business models that embodied the principles of mass customization. In other words, each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and produced via relatively standardized, homogeneous production processes, at prices lower than those charged by traditional producers.
Our businesses collectively operate across North America and Europe, as well as in India, Japan, Brazil, China and Australia. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a completely self-service basis or with varying levels of assistance. Some of our businesses also use offline techniques to acquire customers (e.g., mail order, telesales). The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, canvas-print wall décor, decorated apparel, promotional products and gifts, packaging, textiles and magazines and catalogs.
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
Our businesses operate production facilities throughout Europe, North America, Australia, Brazil, China, India, and Japan. We also work extensively with several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to drive reduced inventory and working capital as well as faster delivery to customers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long tail product in question; thus, our relative efficiency gains remain substantial. For this type of long-tail production, we rely heavily on third-party fulfillment partnerships, which allow us to offer a very diverse set of products. We acquired most of our capabilities in this area via our investments in Exagroup, Printdeal, Pixartprinting and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus Vistaprint where product assortment is dramatically smaller on a relative basis. This deep and broad product offering is important to many customers.
Our businesses are currently organized into the following five reportable segments:

1.	Vistaprint:

Consists of the operations of our Vistaprint-branded websites in North America, Europe, Australia and New Zealand. This business also includes our Webs business, which is managed with the Vistaprint Digital business.

Our Vistaprint business helps more than 15 million micro businesses (companies with fewer than 10 employees) create attractive, professional-quality marketing products at affordable prices and at low volumes.
Upload & Print:
In order to increase customer focus, nimbleness and competitiveness, in fiscal year 2019 we eliminated a management oversight layer and created two sub-groups of upload and print businesses. We refer to these new reportable segments as PrintBrothers and The Print Group, each of which focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skill sets.

2.	PrintBrothers: consists of our druck.at, Printdeal, and WIRmachenDRUCK businesses.

3.	The Print Group: consists of our Easyflyer, Exagroup, Pixartprinting, and Tradeprint businesses.

4.	National Pen:

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

5.	All Other Businesses:
With the exception of BuildASign which is a larger and profitable business, this segment consists of multiple small, rapidly evolving early-stage businesses by which Cimpress is expanding to new markets. These businesses have been combined into one reportable segment based on materiality. The early-stage businesses in this segment are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Although not a comprehensive list, our All Other Businesses reportable segment includes the following:

BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.
As the online printing leader in Brazil, Printi offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

VIDA is an innovative startup that brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas into beautiful, original products for customers, ranging from custom fashion, jewelry and accessories to home accent pieces.

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

YSD is a startup operation that provides end-to-end mass customization solutions to brands and IP owners in China, supporting multiple channels including retail stores, websites, WeChat and e-commerce platforms to enhance brand awareness and competitiveness, and develop new markets.

Central Procurement
Given the scale of purchasing that happens across Cimpress’ businesses, there is significant value to coordinating our negotiations and purchasing to gain the benefit of scale. Our central procurement team negotiates and manages Cimpress-wide contracts for large-scale capital equipment, shipping services and major categories of raw materials (e.g., paper, plates, ink, etc.). The Cimpress procurement team is also available on an as-requested basis to help with procurement improvements, tools and approaches across other aspects of our businesses’ purchases. In fiscal year 2019, this team helped our businesses save significant costs and deliver improvements to working capital through strategic procurement practices and leveraging our scale. These benefits were evident in our acquisition of BuildASign this fiscal year where we quickly achieved material procurement savings.
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
We are building and using our MCP which is a cloud-based collection of software services, APIs, web applications and related technology offerings that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, can leverage different combinations of MCP services, depending on what capabilities they need to complement their business-specific technology. MCP is a multi-year investment that remains in its relatively early stages; however many of our businesses are leveraging some of the technologies that have already been developed and/or shared by other businesses. The capabilities that are available in the MCP today include customer-facing technologies, such as those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the MCP include improved speed to market for new product introduction, reduction in fulfillment costs, improvement of product delivery or geographic expansion, improved site experience, and automating manual tasks and avoiding IT expense (through a reduction in expenses related to maintaining/licensing software). Over time, we believe we can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings and shared technology development costs.
We intend to continue developing and enhancing our MCP-based customer-facing and manufacturing, supply chain and logistics technologies and processes. We develop our MCP technology centrally and we also have software and production engineering capabilities in each of our businesses. Our businesses are constantly seeking to strengthen our manufacturing and supply chain capabilities through engineering improvements in areas like automation, lean manufacturing, choice of equipment, product manufacturability, materials science, process control and color control.
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges from significant to light, depending on their specific needs. Over the past few years, an increasing number of our businesses have begun to modernize and modularize their business-specific technology to enable them to launch more new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as a shopping cart or customer reviews, which are areas that we can benefit from providing a more e-commerce standard experience, and are better leveraging engineering resources to focus on technologies from which we derive competitive advantage.

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
Information Privacy and Security

Each Cimpress business is responsible for ensuring that customer, company and team member information is secure and handled in ways that are fully compliant with relevant laws and regulations. Because there are many aspects of this topic that apply to all of our businesses, Cimpress invests in a central security team that defines security policies, deploys security controls, and provides services and embeds security into the development processes of our businesses. This team works in partnership with each of our businesses and the corporate center to measure security maturity and risk, and provides managed security services in a way that allows each business to address their unique challenges, lower their cost, and become more efficient in using their resources.
Shared Talent Infrastructure
We make it easy, low cost, and efficient for Cimpress businesses to set up and grow teams in India via a central infrastructure that provides all the local recruiting, onboarding, day-to-day administration, HR, and facilities management to support these teams, whether for technology, graphic services, or other business functions. Most of our businesses have established teams in India leveraging this central capability, with those teams working directly for the respective Cimpress business. This is another example of scale advantage, albeit with talent, relative to traditional suppliers that we can leverage across Cimpress.
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

Today’s market has evolved to be much tougher in terms of competition. This evolution, which has been going on for 20 years, has led to major benefits for the customers in terms of lower price, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. We are seeing these types of small format products growing at rates slower than some of these other product categories. And we continue to derive significant profits from these small format products. Conversely, there are other product areas that have only more recently begun to benefit from mass customization, such as signage, promotional products, apparel and gifts, textiles and packaging. Here, we see growth at healthy double-digit rates, but with a wider variety of profit outcomes as we continue to scale our offering in certain areas. There is also a geographic overlay to these trends. For example, in developing markets like India and Brazil, we see stronger growth across all these product areas, where as the market in countries such as Germany is already very mature and slow growing. Additionally, our exposure to these various product types varies by business. For example, National Pen has little exposure to small format products, while Vistaprint’s is much greater, and the PrintBrothers and The Print Group businesses are in between.
Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:

•
Environmental - We regularly evaluate ways to minimize the impact of our operations on the environment. In terms of combating CO2 pollution, we have established and centrally fund a company-wide carbon emissions reduction program to lower emissions at a rate in line with - or better than - science-based targets established in 2015 at the United Nations Global Change Conference (COP21 “Paris Climate Accord”). Our plan includes investments in energy-reducing infrastructure and equipment, as well as renewable energy sourcing. We are on track to meet this commitment, and we seek to make further improvements each year going forward for the foreseeable future.

In terms of responsible forestry, we have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to FSC-certified paper (FSC® C143124, FSC® C125299), the leading certification of responsible forestry practices. This certification confirms that the paper we print on comes from responsibly managed forests that meet high environmental and social standards.

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

•
Team member health and safety - We do not tolerate unsafe conditions that may endanger team members or other parties, and require legal compliance at a minimum at all times. We require training on – and compliance with – safe work practices and procedures at all manufacturing facilities to ensure the safety of team members and visitors to our plant floors.

•
Ethical supply chain - It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. Each Cimpress business is responsible to ensure its supply chain does not allow for unacceptable practices such as environmental crimes, child labor, slavery or unsafe working conditions.

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
Seasonality
Our profitability has historically been highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and has become our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, canvas prints, photobooks, and personalized gifts.
Operating income during the second fiscal quarter represented 55% and 46% of annual operating income in the years ended June 30, 2019 and 2018, respectively. During the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter during the year.
Employees
As of June 30, 2019, we had approximately 12,000 full-time and approximately 1,000 temporary employees worldwide.
Corporate Information
Cimpress N.V. (formerly named Vistaprint N.V.) was incorporated under the laws of the Netherlands on June 5, 2009 and on August 30, 2009 became the publicly traded parent company of the Cimpress group of entities. We maintain our registered office at Building D, Xerox Technology Park, Dundalk, Co. Louth, Ireland. Our telephone number in Ireland is +353-42-938-8500.
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

We may not achieve our long-term objectives, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include the following, among others:

•	our failure to adequately execute our strategy or anticipate and overcome obstacles to achieving our strategic goals

•	our failure to develop or deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantage we expect

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations

•
our failure to acquire, at a value-accretive price or at all, businesses that enhance the growth and development of our business or to effectively integrate the businesses we do acquire into our business

•	our inability to purchase or develop technologies and other key assets and capabilities to increase our efficiency, enhance our competitive advantage, and scale our operations

•	our failure to realize the anticipated benefits of the decentralization of our operations

•	the impact on our growth of our anticipated investment reductions, including a decrease in early stage investments and reductions in advertising spending, particularly for Vistaprint and National Pen

•	the failure of our current supply chain to provide the resources we need at the standards we require and our inability to develop new or enhanced supply chains

•	our failure to acquire new customers and enter new markets, retain our current customers, and sell more products to current and new customers

•	our failure to address performance issues in some of our businesses and markets

•	our failure to sustain growth in relatively mature markets

•	our failure to promote, strengthen, and protect our brands

•	our failure to effectively manage competition and overlap within our brand portfolio

•	the failure of our current and new marketing channels to attract customers

•	our failure to realize expected returns on our capital allocation decisions

•	unanticipated changes in our business, current and anticipated markets, industry, or competitive landscape

•	our failure to attract and retain skilled talent needed to execute our strategy and sustain our growth

•	general economic conditions
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

Most of our businesses sell our products and services primarily through the Internet. Because the online market for most of our products and services is not mature, our success depends in part on our ability to attract customers who have historically purchased products and services we offer through offline channels. Specific factors that could prevent prospective customers from purchasing from us online include the following:

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

•	currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities

•	our hedging activity

•	our ability to attract and retain customers and generate purchases

•	shifts in revenue mix toward less profitable products and brands

•	the commencement or termination of agreements with our strategic partners, suppliers, and others

•	our ability to manage our production, fulfillment, and support operations

•	costs to produce and deliver our products and provide our services, including the effects of inflation and the rising costs of raw materials such as paper

•	our pricing and marketing strategies and those of our competitors

•	expenses and charges related to our compensation arrangements with our executives and employees

•	costs and charges resulting from litigation

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products or delivery

•	changes in our income tax rate

•	costs to acquire businesses or integrate our acquired businesses

•	financing costs

•	impairments of our tangible and intangible assets including goodwill

•	the results of our minority investments and joint ventures

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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented 55% and 46% of annual operating income in the years ended June 30, 2019 and 2018, respectively, and during the year ended June 30, 2017, in a period we recognized a loss from operations, the second quarter was the only profitable quarter. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Any interruptions to our systems or operations could result in lost revenue, increased costs, negative publicity, damage to our reputations and brands, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems, and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources, in some cases before the volume of their business increases with no assurance that their revenue will increase.

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

As of June 30, 2019, our total debt was $1,035.6 million, made up of $400.0 million of senior notes, $621.2 million of loan obligations under our credit facility and $14.4 million of other debt.

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2019, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $1.0 million over the next 12 months.

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

Because most of our businesses depend primarily on the Internet for our sales, laws specifically governing the Internet, e-commerce, and email marketing may have a greater impact on our operations than other more traditional businesses. Existing and future laws, such as laws covering pricing, customs, privacy, consumer protection, or commercial email, may impede the growth of e-commerce and our ability to compete with traditional “bricks and mortar” retailers. Existing and future laws or unfavorable changes or interpretations of these laws could substantially harm our business and financial results.

If we were required to review the content that our customers incorporate into our products and interdict the shipment of products that violate copyright protections or other laws, our costs would significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, most of our sales do not involve any human-based review of content. Although our websites' terms of use specifically require customers to make representations about the legality and ownership of the content they upload for production, there is a risk that a customer may supply an image or other content for an order we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If we were to become legally obligated to perform manual screening of customer orders, our costs would increase significantly, and we could be required to pay substantial penalties or monetary damages for any failure in our screening process.

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

For example, some of our businesses do not currently collect sales tax in all U.S. states where they sell products. Many state governments in the United States have imposed or are seeking to impose sales tax collection responsibility on out-of-state, online retailers, and the recent U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al. enables states to consider adopting laws requiring remote sellers to collect and remit sales tax, even in states in which the seller has no physical presence. To the extent that individual states decide to adopt similar legislation, this could significantly increase the collection and compliance burden on Cimpress businesses operating in the U.S. In addition, there is risk that a state government in which a Cimpress business currently is not registered to collect and remit sales tax may attempt to assess tax, interest and penalties relating to prior periods.

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

The recent Swiss Federal Act on Tax Reform and AHV Financing (TRAF) will result in significant changes to the Swiss cantonal income tax system that will become effective on January 1, 2020, including the elimination of historically favorable cantonal tax regimes, the introduction of a patent box regime and the introduction of a research and development super deduction. In response to the TRAF, Zurich, the Swiss canton in which we operate, must enact cantonal tax reform to comply with the framework provided by the TRAF and is also expected to lower the statutory tax rate to compensate for the elimination of the historically favorable cantonal tax regimes.

When Zurich enacts this cantonal tax reform, which we expect to occur sometime in the first half of our fiscal year 2020, we will be required to remeasure our Swiss deferred tax assets and liabilities to account for the elimination of the historically favorable cantonal tax regimes, the impact of the transitional rules and the change in the statutory cantonal tax rate. This remeasurement of our Swiss deferred tax assets and liabilities could have a significant impact on our income tax provision in the period of enactment.

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

We are incorporated under the laws of the Netherlands, and the majority of our assets are located outside of the United States. In addition, some of our officers and management reside outside of the United States. In most cases, a final judgment for the payment of money rendered by a U.S. federal or state court would not be directly enforceable in the Netherlands. Although there is a process under Dutch law for petitioning a Dutch court to enforce a judgment rendered in the United States, there can be no assurance that a Dutch court would impose civil liability on us or our management team in any lawsuit predicated solely upon U.S. securities or other laws. In addition, because most of our assets are located outside of the United States, it could be difficult for investors to place a lien on our assets in connection with a claim of liability under U.S. laws. As a result, it may be difficult for investors to enforce U.S. court judgments or rights predicated upon U.S. laws against us or our management team outside of the United States.

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

Approximately 70% of our ordinary shares are held by our top 10 shareholders, and we may repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our ordinary shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property including the following manufacturing operations that provide support across our businesses:

•	A 582,000 square foot facility located near Windsor, Ontario, Canada that primarily services our Vistaprint business.

•	A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business.

•	A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vistaprint business.

•	A 130,000 square foot facility located in Kisarazu, Japan that primarily services our Vistaprint and National Pen businesses in the Japanese market.

•	A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vistaprint business.

•	A 97,000 square feet, located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2019, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vistaprint	886,515	Technology development, marketing, customer service, manufacturing and administrative	October 2019 - July 2026
PrintBrothers	299,506	Technology development, marketing, customer service, manufacturing and administrative	December 2019 - December 2025
The Print Group	424,023	Technology development, marketing, customer service, manufacturing and administrative	March 2020 - August 2024
National Pen	435,793	Marketing, customer service, manufacturing and administrative	June 2020 -December 2027
All Other Businesses	546,501	Technology development, marketing, customer service, manufacturing and administrative	December 2019 - July 2025
Other (2)	83,140	Corporate strategy and technology development	July 2020 - June 2023
___________________
(1) Many of our leased properties are utilized by multiple business segments, but each have been assigned to the segment that occupies the majority of our leased space.
(2) Includes locations that are used exclusively for corporate or central function activities.

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
Item 4. Mine Safety Disclosures
None.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress N.V. are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2019, there were approximately 15 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On February 12, 2019, we announced that our Board had authorized the repurchase of up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 13, 2020, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the purchase of our ordinary shares during the three months ended June 30, 2019 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
April 1, 2019 through April 30, 2019	—	$—	—	5,473,495
May 1, 2019 through May 31, 2019	216,564	88.22	216,564	5,256,931
June 1, 2019 through June 30, 2019	110,952	93.24	110,952	5,145,979
Total	327,516	$89.92	327,516	5,145,979
___________
(1) Average price paid per share includes commissions paid.
Performance Graph

The following graph compares the cumulative total return to shareholders of Cimpress N.V. ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2014 and the relative performance of each investment is tracked through June 30, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress N.V., the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2014	2015	2016	2017	2018	2019
Cimpress N.V.	$100.00	$208.01	$228.57	$233.64	$358.28	$224.64
NASDAQ Composite	100.00	114.44	112.51	144.35	178.42	192.30
RDG Internet Composite	100.00	107.64	127.02	178.10	247.12	245.90

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

	Year Ended June 30,
	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$2,751,076	$2,592,541	$2,135,405	$1,788,044	$1,494,206
Net income (loss) attributable to Cimpress N.V.	95,052	43,733	(71,711)	54,349	92,212
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$3.09	$1.41	$(2.29)	$1.72	$2.82
Diluted (f)	$3.00	$1.36	$(2.29)	$1.64	$2.73
Shares used in computing net income (loss) per share attributable to Cimpress N.V.:
Basic	30,786,349	30,948,081	31,291,581	31,656,234	32,644,870
Diluted (f)	31,662,705	32,220,401	31,291,581	33,049,454	33,816,498

	Year Ended June 30,
	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$331,095	$192,332	$156,736	$247,358	$242,022
Purchases of property, plant and equipment	(70,563)	(60,930)	(74,157)	(80,435)	(75,813)
Purchases of ordinary shares	(55,567)	(94,710)	(50,008)	(153,467)	—
Business acquisitions, net of cash acquired	(289,920)	(110)	(204,875)	(164,412)	(123,804)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	93,779	—	—	—
Net proceeds (payments) of debt and debt issuance costs	190,182	(54,415)	196,933	167,316	54,207

	Year Ended June 30,
	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$35,279	$44,227	$25,697	$85,319	$110,494
Net current liabilities (g)	(280,449)	(241,728)	(203,482)	(135,095)	(89,580)
Total assets	1,868,376	1,652,217	1,679,869	1,463,869	1,299,794
Total long-term debt, excluding current portion (h)	942,290	767,585	847,730	656,794	493,039
Total shareholders’ equity	131,812	93,947	75,212	166,076	249,419
___________________
(a) Includes the impact of our acquisitions of VIDA on July 2, 2018 and BuildASign on October 1, 2018. See Note 7 in our accompanying financial statements in this Report for a discussion of these acquisitions.

(b)	Includes the Albumprinter results through the divestiture date of August 31, 2017. See Note 7 in our accompanying financial statements in this Report for a discussion of this divestiture.

(c)
Includes the impact of the acquisition of National Pen on December 30, 2016. See Note 7 in our accompanying financial statements in this Report for a discussion of this acquisition. During December 2016, we purchased the remaining noncontrolling interest of our Japan business from our joint business partner, Plaza Create Co. Ltd.

(d) Includes the impact of the acquisitions of Litotipografia Alcione S.r.l. on July 29, 2015, Tradeprint Distribution Limited on July 31, 2015, and WIRmachenDRUCK GmbH on February 1, 2016.
During fiscal 2016, we adopted Accounting Standards Update (ASU) 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense; these benefits were historically recognized in equity. As the standard required a prospective method of adoption, our fiscal 2019, 2018, 2017 and 2016 net income includes $1.5 million, $12.8 million, $8.0 million and $3.5 million of income tax benefits, respectively, due to the adoption that did not occur in the prior comparable periods presented above.
(e) Includes the impact of the acquisitions of FotoKnudsen AS on July 1, 2014, FL Print SAS on April 9, 2015, Exagroup SAS on April 15, 2015 and druck.at Druck-und Handelsgesellschäft mbH on April 17, 2015, as well as our investment in Printi LLC on August 7, 2014.
(f) In the periods we report a net loss, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.

(g) Many of our businesses have a cash conversion cycle that results in current liabilities being higher than current assets. Our net current liabilities (current assets minus current liabilities) have expanded over recent years as we have increased focus on net working capital improvements.
(h) On June 15, 2018, we completed a private placement of $400.0 million of 7.0% senior unsecured notes due 2026. The proceeds from the sale of the notes were used to repay our existing $275.0 million senior unsecured notes that were due 2022, a portion of our indebtedness outstanding under our senior secured credit facility and other related transaction fees. See Note 10 in our accompanying financial statements in this Report for additional discussion. Increases in long-term debt during the periods presented have largely been driven by the funding of acquisitions including those outlined in Note 7 in our accompanying financial statements and share repurchases.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth, development and profitability of certain of our businesses, the size of our market and our ability to take advantage of the market opportunity, sufficiency of our tax reserves, sufficiency of our cash, legal proceedings, expected currency volatility, and our planned allocations of our capital and the anticipated effects of those allocations. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
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

During the fourth quarter of fiscal 2019, we revised our internal organizational and reporting structure resulting in changes to our Upload and Print reportable segment. Due to the organizational changes, our Upload and Print reportable segment was split into two separate operating and reportable segments, PrintBrothers and The Print Group. These changes in reporting structure are intended to position leaders closer to operations of the businesses, to lower costs, and to drive culture, priorities, technologies and incentives that improve customer and financial outcomes. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
As of June 30, 2019, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 16 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
In accordance with the SEC's recently issued disclosure simplification rules, we elected to exclude discussion of our fiscal 2018 financial performance as compared to our fiscal 2017 results unless we considered that information material for understanding our financial condition. Refer to our Form 10-K filed with the SEC on August 10, 2018 for discussion related to these periods.

Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted net operating profit, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the year ended June 30, 2019 as compared to the year ended June 30, 2018 follows:
Fiscal Year 2019

•	Revenue increased by 6% to $2,751.1 million.

•	Consolidated constant-currency revenue increased by 9% and, excluding acquisitions and divestitures completed in the last four quarters, increased by 5%.

•	Operating income increased by $5.8 million to $163.6 million.

•	Adjusted net operating profit, or NOP (a non-GAAP financial measure), increased by $87.8 million to $253.2 million.

•	Cash provided by operating activities increased by $138.8 million to $331.1 million.

•	Adjusted free cash flow (a non-GAAP financial measure) increased by $72.3 million to $211.8 million.
For our fiscal year 2019, the increase in reported revenue is primarily due to the addition of the revenue of our BuildASign business acquired on October 1, 2018, as well as continued growth in our Vistaprint, PrintBrothers, The Print Group and National Pen reportable segments. Currency exchange rate fluctuations negatively impacted revenue during the current fiscal year. Constant-currency revenue growth slowed in our Vistaprint business, primarily due to planned reductions in advertising spend while we rebuild our tools to ensure strong returns and improved customer conversion rates. Our National Pen business also reported lower constant-currency revenue growth relative to the prior year, due in part to strong growth in the prior year period, as well as a reduction in new customer prospecting activities during the second half of the fiscal year because the payback did not meet our expectations. The lower National Pen growth was also impacted by operational delays in the supply chain and lower response rates for direct-marketing mailings in the second quarter.
For the year ended June 30, 2019, operating income increased $5.8 million due to incremental profits generated from the revenue growth described above, as well as improved profitability in our Vistaprint business due to a reduction in advertising expense of $39.6 million during the third and fourth quarters of fiscal 2019. The increase was also impacted by a decrease in share-based compensation expense of $28.8 million, primarily due to the reversal of expenses during the second quarter of fiscal 2019 that were previously recognized for our supplemental performance share units, or supplemental PSUs. The increase was partially offset by the prior year gain of $47.5 million on the sale of Albumprinter, which did not recur during the current year.
For the year ended June 30, 2019, adjusted NOP increased year-over-year primarily due to the same reasons as operating income mentioned above, as well as the addition of the profit from our BuildASign business acquired on October 1, 2018, which positively influenced adjusted NOP to a greater degree than operating income because adjusted NOP excludes acquisition-related amortization expense. Adjusted NOP excludes the prior year gain on the sale of Albumprinter, year-over-year impacts from lower restructuring charges, acquisition-related charges and the goodwill impairment charge recognized for our Printi business and includes realized gains or losses on our currency derivatives intended to hedge EBITDA. The net year-over-year impact of currency on adjusted NOP was positive for the year ended June 30, 2019.
For fiscal year 2020, the following items are expected to positively impact trends in our operating income: full year impact of Vistaprint advertising reductions versus a half year in fiscal year 2019, our plans to decrease investments for our early stage businesses, and reduced investment in National Pen. Increased investment in Vistaprint technology spend is expected to negatively impact trends in our operating income.

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
Total revenue and revenue growth by reportable segment for the years ended June 30, 2019, 2018 and 2017 are shown in the following tables:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,472,671	$1,462,686	1%	2%	3%	—%	3%
PrintBrothers	443,987	410,776	8%	5%	13%	—%	13%
The Print Group	325,872	320,473	2%	4%	6%	—%	6%
National Pen	348,409	333,266	5%	2%	7%	—%	7%
All Other Businesses (3)	185,052	87,583	111%	6%	117%	(108)%	9%
Inter-segment eliminations	(24,915)	(22,243)
Total revenue	$2,751,076	$2,592,541	6%	3%	9%	(4)%	5%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2018	2017	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,462,686	$1,310,975	12%	(3)%	9%	—%	9%
PrintBrothers	410,776	318,188	29%	(11)%	18%	—%	18%
The Print Group	320,473	270,425	19%	(10)%	9%	—%	9%
National Pen	333,266	112,712	196%	(6)%	190%	(165)%	25%
All Other Businesses (3)	87,583	128,795	(32)%	—%	(32)%	72%	40%
Inter-segment eliminations	(22,243)	(5,690)
Total revenue	$2,592,541	$2,135,405	21%	(4)%	17%	(6)%	11%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal year 2019 acquisitions is excluded from fiscal year 2019 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from National Pen, which we acquired on December 30, 2016 in Q2 2017, is excluded from revenue growth in Q1 and Q2 of fiscal year 2018 since there are no full quarter results in the comparable periods, but revenue is included in revenue growth for Q3 and Q4 of fiscal year 2018. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
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
Consolidated Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production costs, costs of free products and other related costs of products our businesses sell. Cost of revenue as a percent of revenue increased during the year ended June 30, 2019, compared to the prior year, primarily due to lower gross margins in our Vistaprint business, resulting from product mix that shifted to lower margin products, as well as decreased pricing resulting from higher discounting during the first half of the fiscal year. Several of our businesses also recognized increasing paper costs during these periods.

In thousands	Year Ended June 30,
	2019	2018	2017
Cost of revenue	$1,401,344	$1,279,799	$1,036,975
% of revenue	50.9%	49.4%	48.6%
For the year ended June 30, 2019, consolidated cost of revenue increased by $121.5 million partially due to the addition of cost of revenue of $54.8 million from our BuildASign business, which was acquired on October 1, 2018 and is therefore not included in the comparable periods. Vistaprint's cost of revenue increased by $28.4 million from the prior year, primarily due to changes in product mix and volume increases. The cost of revenue for our PrintBrothers businesses increased by $23.5 million primarily driven by revenue growth in our WIRmachenDRUCK business, partially offset by favorable currency impact. We also recognized an increase of $11.2 million of costs within our National Pen business primarily due to increased volume.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2019	2018	2017
Technology and development expense	$236,797	$245,758	$243,230
% of revenue	8.6%	9.5%	11.4%
Marketing and selling expense	$713,863	$714,654	$610,932
% of revenue	25.9%	27.6%	28.6%
General and administrative expense	$162,652	$176,958	$207,569
% of revenue	5.9%	6.8%	9.7%
Amortization of acquired intangible assets	$53,256	$49,881	$46,145
% of revenue	1.9%	1.9%	2.2%
Restructuring expense	$12,054	$15,236	$26,700
% of revenue	0.4%	0.6%	1.3%
(Gain) on sale of subsidiaries	$—	$(47,545)	$—
% of revenue	—%	(1.8)%	—%
Impairment of goodwill and acquired intangible assets	$7,503	$—	$9,556
% of revenue	0.3%	—%	0.4%
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

During the year ended June 30, 2019, technology and development expenses decreased by $9.0 million as compared to the prior year. The decrease was primarily due to a decrease in share-based compensation costs of $6.8 million, which is due to the reversal of cumulative supplemental PSU expense during the second quarter of fiscal 2019 as the achievement of the performance condition is no longer probable. During the year ended June 30, 2019, we recognized lower expense as a result of cost savings realized in the Vistaprint business from our restructuring initiatives and a year-over-year decrease in costs of $1.6 million resulting from the divestiture of our Albumprinter business. This was partially offset by the addition of costs from our recent acquisition of BuildASign, which resulted in $2.2 million of costs during the year ended June 30, 2019.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint, National Pen and BuildASign businesses have higher marketing and selling costs as a percentage of revenue, as compared to our PrintBrothers and The Print Group businesses.
Our marketing and selling expenses decreased by $0.8 million during the year ended June 30, 2019, as compared to the prior year, primarily due to the reduction of advertising spend in our Vistaprint business of $39.6 million as we seek to eliminate spend that does not meet our return thresholds. We also recognized a decrease in share-based compensation costs of $5.5 million, which is due to the reversal of cumulative supplemental PSU expense described above, as well as a year-over-year decrease in costs of $4.7 million resulting from the divestiture of our Albumprinter business. The decrease was offset by the addition of $32.9 million of advertising and customer care costs in our recently acquired BuildASign business during the year ended June 30, 2019. In addition, our National Pen business recognized an increase in costs of $18.1 million primarily due to increased customer prospecting activity during the first and second quarters of fiscal 2019.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the year ended June 30, 2019, general and administrative expenses decreased by $14.3 million as compared to the prior periods, primarily due to a decrease in share-based compensation costs of $18.6 million, which was largely due to the reversal of cumulative supplemental PSU expense described above. The decrease was partially offset by the addition of $6.4 million of costs from our recent acquisition of BuildASign during the year ended June 30, 2019. In addition, for the year ended June 30, 2019, we recognized increases in professional fees, primarily related to our fiscal 2019 acquisitions, as well as certain other strategic projects.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $3.4 million during the year ended June 30, 2019, as compared to the year ended June 30, 2018, due to the addition of amortization for our acquisition of BuildASign. This increase is partially offset by a reduction of amortization within our PrintBrothers and The Print Group reportable segments due to certain intangible assets becoming fully amortized during the year ended June 30, 2019.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees, facility exit costs and write-off of abandoned assets. During the year ended June 30, 2019, we recognized restructuring expense of $12.1 million primarily related to actions within our Vistaprint business. During the year ended June 30, 2018, we recognized $15.2 million of restructuring costs, primarily associated with actions within our Vistaprint business announced in November 2018.

Refer to Note 18 in our accompanying consolidated financial statements for additional information relating to the restructuring actions.
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
Impairment of goodwill and acquired intangible assets
For the year ended June 30, 2019, we recognized a $7.5 million impairment charge related to our Printi reporting unit. The impairment was the result of Printi's underperformance during the recent period, combined with lower cash flow outlooks. Refer to Note 8 in our accompanying consolidated financial statements for additional discussion.
Other Consolidated Results
Other income (expense), net
Other income (expense), net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging programs and ability to qualify for hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we decided to execute certain currency derivative contracts that do not qualify for hedge accounting.
The following table summarizes the components of other income (expense), net:

In thousands	Year Ended June 30,
	2019	2018	2017
Gains (losses) on derivatives not designated as hedging instruments	$23,494	$(2,687)	$936
Currency-related gains (losses), net	2,506	(19,500)	5,577
Other gains	476	1,155	3,849
Total other income (expense), net	$26,476	$(21,032)	$10,362
During the year ended June 30, 2019, we recognized net gains of $26.5 million as compared to net losses of $21.0 million during the year ended June 30, 2018. The increase in other income (expense), net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, in which our Euro and British Pound contracts are the most significant exposure that we economically hedge. We expect volatility to continue in future periods and we do not apply hedge accounting for most of our derivative currency contracts.
We also experienced currency-related gains due to currency exchange rate volatility on our non-functional currency intercompany relationships, primarily related to an intercompany loan that is denominated in Swiss Francs, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related gains (losses), net, offsetting the impact of certain non-functional currency intercompany relationships.
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

Interest expense, net was $63.2 million and $53.0 million for the years ended June 30, 2019 and 2018, respectively. Interest expense was higher in fiscal 2019 relative to historical trends primarily as a result of higher debt levels, due to the acquisition of BuildASign, as well as higher interest rates, driven both by higher floating interest rates and the change in mix of our outstanding debt, which resulted from the refinancing of our senior unsecured notes during the fourth quarter of fiscal 2018. Refer to Note 10 in the accompanying consolidated financial statements for additional details regarding our debt arrangements.
Loss on early extinguishment of debt
During fiscal year 2018, we redeemed all of our senior notes due 2022 and satisfied the indenture governing those senior notes using funds from the senior notes due 2026 that we issued on June 15, 2018. As a result of the redemption, we incurred a loss on the extinguishment of debt of $17.4 million, which included an early redemption premium for the senior notes due 2022 of $14.4 million and the write-off of unamortized debt issuance costs related to the redeemed notes of $3.0 million.
Income tax expense (benefit)

In thousands	Year Ended June 30,
	2019	2018	2017
Income tax expense (benefit)	$33,432	$19,578	$(7,118)
Effective tax rate	26.3%	29.5%	9.0%

Income tax expense for the year ended June 30, 2019 was higher than the prior year primarily due to increased pre-tax earnings. We also had lower share based compensation tax benefits of $1.5 million as compared to $12.8 million in fiscal 2018. Offsetting the increase in income tax expense were "Patent Box" tax benefits of $4.3 million granted to our Pixartprinting business in Italy.

Our cash paid for income taxes for fiscal 2019 was lower than our income tax expense primarily as a result of U.S. tax benefits associated with the acquisition of BuildASign and the realization of tax benefits relating to certain timing differences that were recognized in our income tax expense in prior years.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 13 in our accompanying consolidated financial statements for additional discussion.
Reportable Segment Results
Our segment financial performance is measured based on segment profit (loss) which excludes certain non-operational items including acquisition-related expenses, certain impairments and restructuring charges.
Vistaprint

In thousands	Year Ended June 30,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Reported Revenue	$1,472,671	$1,462,686	$1,310,975	1%	12%
Segment Profit	275,323	241,479	167,687	14%	44%
% of revenue	19%	17%	13%

Segment Revenue
Vistaprint's reported revenue growth for the year ended June 30, 2019 was negatively affected by currency impacts of 2%, resulting in constant-currency growth of 3%. During the year ended June 30, 2019, revenue growth was driven by continued growth in repeat customer bookings, as well as continued growth in marketing materials, signage and promotional products. During the third and fourth quarters of fiscal 2019, we reduced our advertising spend that we did not believe was meeting our return thresholds, which negatively impacted revenue growth during these quarters, particularly from new customers. Revenue growth was also negatively impacted by weakness in consumer products during the current fiscal year.
Segment Profitability
Vistaprint's segment profit increased for the year ended June 30, 2019 driven primarily by a year-over-year reduction to advertising spend of $39.6 million. Segment profit, which excludes the impacts of restructuring charges, also increased as a result of reductions to operating expenses, partially offset by the gross margin impact of changes in product mix. Some of the near-term operating expense savings will be temporary, as we recruit additional talent within Vistaprint's data, analytics and technology organizations, and we are not allocating the cost of executives to the Vistaprint business while these positions are filled by Cimpress executives on an interim basis, which resulted in $3.5 million of lower costs as compared to the prior fiscal year. The benefit to segment profit from the unallocated executive costs is entirely offset by additional costs for third-party consulting fees and recruiting costs. In the current fiscal year, Vistaprint's segment profit was negatively impacted by currency movements.
PrintBrothers

In thousands	Year Ended June 30,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Reported Revenue	$443,987	$410,776	$318,188	8%	29%
Segment Profit	36,965	33,890	27,737	9%	22%
% of revenue	8%	8%	9%
Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2019 was negatively affected by currency impacts of 5%, resulting in constant-currency growth of 13%. The constant-currency revenue growth was primarily driven by continued growth from our WIRmachenDRUCK business. During the current period, we continued to experience increased price-focused and advertising competition in certain businesses and product lines that we have been experiencing in recent quarters.
Segment Profitability
PrintBrothers' segment profit increased during the year ended June 30, 2019, due to increased gross profit driven by revenue growth discussed above, partially offset by inflation in materials inputs such as paper, increased investments in technology intended to improve the customer value proposition of each business in increasingly competitive markets, pricing reductions in certain products in certain businesses, increased marketing costs due to higher paid search costs, and negative impacts from currency movements.
The Print Group

In thousands	Year Ended June 30,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Reported Revenue	$325,872	$320,473	$270,425	2%	19%
Segment Profit	47,270	45,420	35,452	4%	28%
% of revenue	15%	14%	13%

Segment Revenue
The Print Group's reported revenue growth for the year ended June 30, 2019 was negatively affected by currency impacts of 4%, resulting in an increase in revenue on a constant-currency basis of 6%. The constant-currency revenue growth was primarily driven by continued growth from our Pixartprinting business. During the current period, we continued to experience increased price-focused and advertising competition in certain businesses and product lines that we have been experiencing in recent quarters.
Segment Profitability
The Print Group's segment profit increased during the year ended June 30, 2019, due to operating expense efficiencies, offset by inflation in materials inputs such as paper, reduced pricing for certain products in certain businesses, combined with increased marketing costs due initiatives to improve customer growth and negative currency impacts.
National Pen

In thousands	Year Ended June 30,
	2019	2018	2017 (1)	2019 vs. 2018	2018 vs. 2017
Reported Revenue	$348,409	$333,266	$112,712	5%	196%
Segment Profit (Loss)	9,838	22,165	(2,225)	(56)%	1,096%
% of revenue	3%	7%	(2)%
___________________
(1) The National Pen segment includes the financial results from its acquisition date of December 30, 2016.
Segment Revenue
National Pen's reported revenue growth for the year ended June 30, 2019 was negatively affected by currency impacts of 2%, resulting in constant-currency revenue growth of 7%. Following strong performance in the prior fiscal year, we significantly increased our direct mail prospecting in the first two quarters of fiscal 2019, which drove new customer growth. We reduced mail and telesales prospecting activities in the subsequent two quarters because the payback did not meet our expectations, and that had an impact on National Pen's revenue growth in the current period. National Pen's revenue was also impacted by operational delays in the supply chain for direct-marketing mailings.
Segment Profitability
The decrease in National Pen's segment profit for the year ended June 30, 2019, compared to the prior periods, is primarily due to revenue weakness and accelerated investments in e-commerce technology and marketing teams in the year ended June 30, 2019. Currency had a slightly negative year-over-year impact on segment profit.
All Other Businesses

In thousands	Year Ended June 30,
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Reported Revenue (1)	$185,052	$87,583	$128,795	111%	(32)%
Segment Loss (1)	(29,637)	(34,620)	(31,307)	14%	(11)%
% of revenue	(16)%	(40)%	(24)%
___________________
(1) Our All Other Businesses segment includes the results of our fiscal 2019 acquisitions, VIDA and BuildASign, from July 2, 2018, and October 1, 2018, respectively, Digipri (a former part of our Japan business) results through the divestiture date of July 1, 2018 and Albumprinter results through the divestiture date of August 31, 2017.
With the exception of BuildASign which is a larger and profitable business, this segment consists of multiple small, rapidly evolving early-stage businesses through which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Therefore, in all of these early-stage businesses we continue to have operating losses as previously described and as planned.

Segment Revenue
The All Other Businesses segment revenue increase was primarily due to the inclusion of the results of BuildASign since the acquisition date of October 1, 2018. Organic constant-currency revenue, excluding the impacts of the Albumprinter, Digipri, VIDA, and BuildASign businesses, increased by 9% for the year ended June 30, 2019, driven by growth in the remaining businesses in the segment, particularly in the first half of the year. Revenue growth was negatively impacted by recent actions we have taken to improve the efficiency and focus of some of these businesses, including the decision to shut down the U.S. operations of the Printi business during the second quarter of fiscal year 2019, as well as impacts from the conclusion of a legacy partner relationship in our Vistaprint Corporate Solutions business. The early-stage businesses in this segment delivered mixed revenue results during the current fiscal year. We are continuing to pivot and evolve these business models as we learn more about the markets they serve, and expect fluctuations in growth.
Segment Profitability
The improvement in the All Other Businesses segment loss for the year ended June 30, 2019, as compared to the prior period, was primarily due to the addition of BuildASign, which we acquired on October 1, 2018 and contributed $11.5 million of segment profit for the year ended June 30, 2019. We also realized currency-related benefits and a decrease in segment losses in our Vistaprint Corporate Solutions, Vistaprint India, Vistaprint Japan, and China businesses. These improvements in segment loss were partially offset by the inclusion of VIDA operating losses and increased losses in our Printi business. Printi's investment in capacity and other fixed costs was far too high in fiscal year 2019 relative to the scale of the business and the mid-term outlook. We do not expect this business to weigh as heavily on our profits and cash flows in fiscal year 2020 as it did in fiscal year 2019.
For the year ended June 30, 2019, the segment loss was negatively impacted by the divestiture of our Albumprinter business, which contributed $1.7 million of segment profit in the first quarter of fiscal 2018.
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
Central and corporate costs decreased by $24.6 million during the year ended June 30, 2019, as compared to the prior year, driven by $25.7 million of lower share-based compensation costs primarily associated with our supplemental PSUs and related supplemental performance cash awards, for which the performance condition is no longer probable of achievement. Additionally, our share-based compensation is lower due to the changes we made in November 2018 that reduced the number of Cimpress Board members. This decrease was partially offset by an increase in central technology investments and professional fees, primarily related to our fiscal 2019 acquisitions, as well as certain other strategic projects.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2019	2018	2017
Net cash provided by operating activities	$331,095	$192,332	$156,736
Net cash used in investing activities	(420,166)	(10,594)	(301,789)
Net cash provided by (used in) financing activities	81,989	(177,757)	104,578
At June 30, 2019, we had $35.3 million of cash and cash equivalents and $1,035.6 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, our organic investment levels, share repurchases and acquisition activity. We increased our debt in October 2018 when we completed the acquisition of BuildASign for $275.1 million, which was funded via proceeds from our senior secured credit facility.
The cash flows during the year ended June 30, 2019 related primarily to the following items:
Cash inflows:

•	Net income of $93.5 million

•
Adjustments for non-cash items of $209.3 million primarily related to positive adjustments for depreciation and amortization of $173.8 million, share-based compensation costs of $21.7 million and non-cash tax related items of $6.8 million, partially offset by unrealized currency-related gains of $9.7 million

•	Proceeds of debt of $190.2 million, net of payments and debt issuance costs

•
The changes in operating assets and liabilities, excluding the impact of restructuring-related payments, were a source of cash during the period, driven by increases in accounts payable and accrued expenses

Cash outflows:

•	Payments for acquisitions of $289.9 million, net of cash acquired

•
Payments for the purchase, net of proceeds from the sale, of noncontrolling interests of $28.5 million, related to our Exagroup and PrintBrothers businesses (refer to Note 14 in our accompanying consolidated financial statements for additional information)

•	Capital expenditures of $70.6 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities, and computer and office equipment

•	Purchases of our ordinary shares for $55.6 million

•	Internal costs for software and website development that we have capitalized of $48.7 million

•	Payments for capital lease arrangements of $17.1 million

•	Payments related to realized losses on hedging instruments of $12.0 million

•	Payments of withholding taxes in connection with share awards of $6.0 million

•	Payments related to our recent restructuring actions of $6.0 million

•	Distribution of $3.4 million paid to noncontrolling interest
Additional Liquidity and Capital Resources Information. During the year ended June 30, 2019, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of June 30, 2019, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $32.6 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of June 30, 2019, we had aggregate loan commitments from our senior secured credit facility totaling $1,592.5 million. The loan commitments consisted of revolving loans of $1,087.3 million and term loans of $505.2 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2019, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
June 30, 2019
Maximum aggregate available for borrowing	$1,592,466
Outstanding borrowings of senior secured credit facility	(621,224)
Remaining amount	971,242
Limitations to borrowing due to debt covenants and other obligations (1)	(367,430)
Amount available for borrowing as of June 30, 2019 (2)	$603,812
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
On January 7, 2019, we executed an amendment to our senior secured credit facility that expanded the total capacity to $1,613.2 million, which included $1,087.3 million of revolving loans and $525.9 million of term loans. We expect to use our expanded credit facility to fund investments intended to support our long-term growth strategy. The incremental term loan proceeds, which represented approximately half of the total capacity increase, were used to repay a portion of our outstanding revolving loans. Refer to Note 10 in our accompanying financial statements for additional details.
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 10 of the accompanying consolidated financial statements. As of June 30, 2019, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2019 we had $14.4 million outstanding for other debt payable through March 2025.
Our expectations for fiscal year 2020. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy. We endeavor to invest capital that we believe will generate returns that are above, or well above, our weighted average cost of capital. We consider any use of cash that we expect to require more than twelve months to return our invested capital to be an allocation of capital. For fiscal 2020, we expect to continue to evaluate opportunities to allocate capital across a spectrum of organic investments, purchases of our ordinary shares, corporate acquisitions and similar investments, and reductions of debt. We have targeted a capital structure that we believe balances both efficiency and flexibility. We do not have a specific financial leverage target, but rather will be guided by the availability of attractive opportunities while not putting at risk our ability to comfortably meet our quarterly maintenance covenants on our debt.

Contractual Obligations
Contractual obligations at June 30, 2019 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$99,633	$30,269	$39,441	$21,585	$8,338
Build-to-suit leases	106,440	13,482	27,713	24,589	40,656
Purchase commitments	71,600	69,096	2,504	—	—
Senior unsecured notes and interest payments	596,000	28,000	56,000	56,000	456,000
Other debt and interest payments (1)	718,679	109,533	194,351	413,683	1,112
Capital leases	28,118	11,468	10,138	4,109	2,403
Other	2,396	1,423	926	47	—
Total (2)	$1,622,866	$263,271	$331,073	$520,013	$508,509
___________________
(1) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $0.4 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(2) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.7 million as of June 30, 2019 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 13 to the accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2030. Future minimum rental payments required under our leases are an aggregate of approximately $99.6 million. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.3 million.
Build-to-Suit Leases. Represents the cash payments for our leased facilities in Waltham, Massachusetts and Dallas, Texas, USA. Please refer to Note 2 in the accompanying consolidated financial statements for additional details.
Purchase Commitments. At June 30, 2019, we had unrecorded commitments under contract of $71.6 million. Purchase commitments consisted of inventory purchase commitments of $46.4 million, third-party web services of $8.1 million, production and computer equipment purchases of approximately $3.4 million, commitments for professional and consulting fees of $1.1 million, commitments for advertising campaigns of $0.6 million, and other unrecorded purchase commitments of $12.1 million.
Senior Unsecured notes and Interest Payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other Debt and Interest Payments. At June 30, 2019, the term loans of $505.2 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding under our $1,087.3 million revolving credit facility due on June 14, 2023. Interest payable included in this table is based on the interest rate as of June 30, 2019 and assumes all LIBOR based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of June 30, 2019 we had $14.4 million outstanding for those obligations that have repayments due on various dates through March 2025.

Capital Leases. We lease certain machinery and plant equipment under capital lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2019, is $29.2 million, net of accumulated depreciation of $42.0 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2019 amounts to $26.7 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $2.4 million in the aggregate.
Additional Non-GAAP Financial Measures
Adjusted net operating profit (NOP) and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted NOP is defined as GAAP operating income excluding certain items such as acquisition-related amortization and depreciation, expense recognized for earn-out related charges, including the change in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, restructuring charges, and the gain on purchase or sale of subsidiaries. The interest expense associated with our Waltham, Massachusetts lease, as well as realized gains (losses) on currency derivative contracts that do not qualify for hedge accounting, are included in Adjusted NOP.
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
Adjusted free cash flow is the primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress-wide. Adjusted free cash flow is defined as net cash provided by operating activities less purchases of property, plant and equipment, purchases of intangible assets not related to acquisitions, and capitalization of software and website development costs that are included in net cash used in investing activities, plus the payment of contingent consideration in excess of acquisition-date fair value and gains on proceeds from insurance that are included in net cash provided by operating activities, if any. We use this cash flow metric because we believe that this methodology can provide useful supplemental information to help investors better understand our ability to generate cash flow after considering certain investments required to maintain or grow our business, as well as eliminate the impact of certain cash flow items presented as operating cash flows that we do not believe reflect the cash flow generated by the underlying business.
Our adjusted free cash flow measure has limitations as it may omit certain components of the overall cash flow statement and does not represent the residual cash flow available for discretionary expenditures. For example, adjusted free cash flow does not incorporate our cash payments to reduce the principal portion of our debt or cash payments for business acquisitions. Additionally, the mix of property, plant and equipment purchases that we choose to finance may change over time. We believe it is important to view our adjusted free cash flow measure only as a complement to our entire consolidated statement of cash flows.

The table below sets forth operating income (loss) and adjusted net operating profit for the years ended June 30, 2019, 2018 and 2017:

In thousands	Year Ended June 30,
	2019	2018	2017
GAAP operating income (loss)	$163,607	$157,800	$(45,702)
Exclude expense (benefit) impact of:
Acquisition-related amortization and depreciation	53,526	50,149	46,402
Earn-out related charges (1)	—	2,391	40,384
Share-based compensation related to investment consideration	2,893	6,792	9,638
Certain impairments and other adjustments (2)	8,110	—	9,556
Restructuring related charges	12,054	15,236	26,700
Less: Interest expense associated with Waltham, MA lease	(7,236)	(7,489)	(7,727)
Less: Gains on the purchase or sale of subsidiaries (3)	—	(47,945)	—
Include: Realized gains (losses) on certain currency derivatives not included in operating income (loss)	20,289	(11,445)	16,474
Adjusted NOP	$253,243	$165,489	$95,725
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

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2019, 2018 and 2017:

In thousands	Year Ended June 30,
	2019	2018	2017
Net cash provided by operating activities	$331,095	$192,332	$156,736
Purchases of property, plant and equipment	(70,563)	(60,930)	(74,157)
Purchases of intangible assets not related to acquisitions	(64)	(308)	(197)
Capitalization of software and website development costs	(48,652)	(40,847)	(37,307)
Payment of contingent consideration in excess of acquisition-date fair value (1)	—	49,241	—
Adjusted free cash flow	$211,816	$139,488	$45,075
_________________
(1) For the year ended June 30, 2018 includes a portion of the earn-out payment that is presented within net cash provided by operating activities as part of the change in accrued expenses and other liabilities. This portion of the earn-out was deemed to be a compensation arrangement since it included an employment-related contingency. We add back acquisition-related contingent consideration payments, because we believe they are material payments directly associated with the acquisition of a business rather than a reflection of free cash flow generation of the underlying business.

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

Under the terms of most of our arrangements with our customers we provide satisfaction guarantees, which give our customers an option for a refund or reprint over a specified period of time if the customer is not fully satisfied. As such, we record a reserve for estimated sales returns and allowances as a reduction of revenue, based on historical experience or the specific identification of an event necessitating a reserve. Actual sales returns have historically not been significant.

We have elected to recognize shipping and handling activities that occur after transfer of control of the products as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation upon the transfer of control of the fulfilled orders, which generally occurs upon delivery to the shipping carrier. If revenue is recognized prior to completion of the shipping and handling activities, we accrue the costs of those activities. We do have some arrangements whereby the transfer of control, and thus revenue recognition, occurs upon delivery to the customer. If multiple products are ordered together, each product is considered a separate performance obligation, and the transaction price is allocated to each performance obligation based on the standalone selling price. Revenue is recognized upon satisfaction of each performance obligation. We generally determine the standalone selling prices based on the prices charged to our customers.

Our products are customized for each individual customer with no alternative use except to be delivered to that specific customer; however, we do not have an enforceable right to payment prior to delivering the items to the customer based on the terms and conditions of our arrangements with customers and therefore we recognize revenue at a point in time.

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2019.

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

In addition to service vesting and market condition requirements, we have certain PSUs that contain an additional performance condition, based on a multi-year performance target. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved. If we determine the awards are not probable at some point during the performance vesting period we would reverse any expense recognized to date. Beginning in the second quarter of fiscal 2018, we concluded that the achievement of the performance condition was probable and recognized $15,397 of expense cumulatively through the first quarter of fiscal 2019. In the second quarter of fiscal 2019, which is seasonally significant, we concluded that the achievement of the three-year cumulative performance condition was no longer probable, and we reversed the previously recognized expense of $15,397. As of June 30, 2019 we continue to consider achievement of the performance condition to not be probable. If, in a future period, we determine that it is probable that the financial performance condition will be achieved based on our financial performance, we will cumulatively catch up the expense in that period.

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

Software and Website Development Costs. We capitalize eligible salaries and payroll-related costs of employees who devote time to the development of our websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. Our judgment is required in evaluating whether a project provides new or additional functionality, determining the point at which various projects enter the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs, and determining the estimated useful lives over which the costs are amortized. Historically we have not had any significant impairments of our capitalized software and website development costs.

Business Combinations. We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, forecasted revenue growth rates, estimated customer renewal rates, projected operating margins, royalty rates and discount rates. We estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts or through the use of a Monte Carlo simulation model. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations.

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

If the results of the qualitative analysis were to indicate that the fair value of a reporting unit is less than its carrying value, the quantitative test is required. Under the quantitative approach, we estimate the fair values of our reporting units using a discounted cash flow methodology and in certain circumstances a market-based approach. This analysis requires significant judgment and is based on our strategic plans and estimation of future cash flows, which is dependent on internal forecasts. Our annual analysis also requires significant judgment including the identification and aggregation of reporting units, as well as the determination of our discount rate and perpetual growth rate assumptions. We are required to compare the fair value of the reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.
During the fourth quarter of fiscal 2019, we identified triggering events associated with our Printi reporting unit, which indicated that it was more likely than not that the fair value of the reporting unit is below the carrying amount. Printi is the leader in Brazil's online printing industry and has grown quickly since its founding. That said, investment in capacity and other fixed costs was far too high in fiscal year 2019 relative to the scale of the business and the mid-term outlook. As a result, we implemented restructuring activities and aligned future operating plans during the fourth quarter of fiscal 2019 that negatively impacted our cash flow forecasts for this business. We performed our goodwill impairment test which resulted in an impairment charge of the total goodwill of the Printi reporting unit of $7,503.

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment and during the year ended June 30, 2019, we recognized no impairments.

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
As of June 30, 2019, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2019, we had $621.2 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2019, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $1.0 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $33.3 million, $51.1 million and $61.3 million on our income before income taxes for the years ended June 30, 2019, 2018 and 2017, respectively.

Item 8. Financial Statements and Supplementary Data

CIMPRESS N.V.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cimpress N.V. and its subsidiaries (the “Company”) as of June 30, 2019 and June 30, 2018, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Build A Sign LLC ("BuildASign") from its assessment of internal control over financial reporting as of June 30, 2019 because it was acquired by the Company in a purchase business combination during fiscal year 2019. We have also excluded BuildASign from our audit of internal control over financial reporting. BuildASign is a wholly-owned subsidiary whose total assets and total revenue excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Quantitative Impairment Assessment

As described in Note 8 to the consolidated financial statements, the Company performed a quantitative impairment analysis on five of its twelve reporting units. The Company’s consolidated goodwill balance was $718.9 million as of June 30, 2019, with a portion of the total goodwill balance associated with the five reporting units. Furthermore, an impairment charge of $7.5 million was recognized for the year ended June 30, 2019 relating to the Printi reporting unit, which is one of the five aforementioned reporting units. Management conducts an impairment test as of May 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. For the Printi reporting unit, management used a market-based approach based on the guideline public company method. For the remaining four reporting units for which a quantitative analysis was performed, management estimated the fair value using an income approach, which was determined based on the present value of estimated future cash flows. Management’s cash flow projections are based on management’s estimate of revenue growth rates and operating margins, taking into consideration recent business and market trends. The discount rates were based on the weighted-average cost of capital adjusted for the related business-specific risk.

The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessment is a critical audit matter are there was significant judgment required by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures over the significant assumptions, including revenue growth rates, operating margins, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the significant assumptions used in the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model and market-based approach; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including the revenue growth rates, operating margins, and discount rates. Evaluating management’s assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the valuation of the Company's discounted cash flow model and certain significant assumptions, including the discount rates.

Acquisition of BuildASign - Intangible Assets

As described in Notes 2 and 7 to the consolidated financial statements, the Company completed the acquisition of BuildASign for net consideration of $275 million on October 1, 2018, which resulted in $88.9 million of intangible assets being recorded. Those intangible assets were comprised of trade names of $47.6 million, developed technology of $28.9 million, and customer relationships of $12.4 million. The Company recorded the acquired intangible assets at fair value on the date of acquisition using the income approach to value trade names and customer relationship and a replacement cost approach to value developed technology. The methods used to estimate the fair value of acquired intangible assets involves significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset. The valuations are also dependent upon other assumptions including, where applicable, historical financial results, forecasted revenue growth rates, estimated customer renewal rates, projected operating margins, the royalty rate, and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets recorded with the acquisition of BuildASign is a critical audit matter are there was a high degree of auditor judgment and subjectivity in applying procedures related to the fair value of intangible assets acquired due to the significant amount of judgment required by management when developing the fair value of the intangible assets. Significant audit effort was required in performing procedures to evaluate the forecasted revenue growth rates, estimated customer renewal rates, the royalty rate, and discount rates. The audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of intangible assets and controls over development of the assumptions related to the valuation of the intangible assets, including forecasted revenue growth rates, estimated customer renewal rates, the royalty rate, and discount rates. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of intangible assets; and (iii) evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of the data, and evaluating the reasonableness of significant assumptions including forecasted revenue growth rates, estimated customer renewal rates, the royalty rate, and discount rates. Evaluating the reasonableness of the forecasted revenue growth rates and estimated customer renewal rates involved considering the past performance of the acquired businesses, as well as the business, industry and peer data, and considering whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating significant assumptions, including discount rates and the royalty rate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 9, 2019

We have served as the Company’s auditor since 2014.

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$35,279	$44,227
Accounts receivable, net of allowances of $7,313 and $6,898, respectively	60,646	55,621
Inventory	66,310	60,602
Prepaid expenses and other current assets	78,065	78,846
Total current assets	240,300	239,296
Property, plant and equipment, net	490,755	483,664
Software and website development costs, net	69,840	56,199
Deferred tax assets	59,906	67,087
Goodwill	718,880	520,843
Intangible assets, net	262,701	230,201
Other assets	25,994	54,927
Total assets	$1,868,376	$1,652,217
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$185,096	$152,436
Accrued expenses	194,715	186,661
Deferred revenue	31,780	27,697
Short-term debt	81,277	59,259
Other current liabilities	27,881	54,971
Total current liabilities	520,749	481,024
Deferred tax liabilities	44,531	51,243
Lease financing obligation	112,096	102,743
Long-term debt	942,290	767,585
Other liabilities	53,716	69,524
Total liabilities	1,673,382	1,472,119
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	63,182	86,151
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 30,445,669 and 30,876,193 shares outstanding, respectively	615	615
Treasury shares, at cost, 13,634,958 and 13,204,434 shares, respectively	(737,447)	(685,577)
Additional paid-in capital	411,079	395,682
Retained earnings	537,422	452,756
Accumulated other comprehensive loss	(79,857)	(69,814)
Total shareholders’ equity attributable to Cimpress N.V.	131,812	93,662
Noncontrolling interests (Note 14)	—	285
Total shareholders' equity	131,812	93,947
Total liabilities, noncontrolling interests and shareholders’ equity	$1,868,376	$1,652,217

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2019	2018	2017
Revenue	$2,751,076	$2,592,541	$2,135,405
Cost of revenue (1)	1,401,344	1,279,799	1,036,975
Technology and development expense (1)	236,797	245,758	243,230
Marketing and selling expense (1)	713,863	714,654	610,932
General and administrative expense (1)	162,652	176,958	207,569
Amortization of acquired intangible assets	53,256	49,881	46,145
Restructuring expense (1)	12,054	15,236	26,700
(Gain) on sale of subsidiaries	—	(47,545)	—
Impairment of goodwill and acquired intangible assets	7,503	—	9,556
Income (loss) from operations	163,607	157,800	(45,702)
Other income (expense), net	26,476	(21,032)	10,362
Interest expense, net	(63,171)	(53,043)	(43,977)
Loss on early extinguishment of debt	—	(17,359)	—
Income (loss) before income taxes	126,912	66,366	(79,317)
Income tax expense (benefit)	33,432	19,578	(7,118)
Net income (loss)	93,480	46,788	(72,199)
Add: Net loss (income) attributable to noncontrolling interest	1,572	(3,055)	488
Net income (loss) attributable to Cimpress N.V.	$95,052	$43,733	$(71,711)
Basic net income (loss) per share attributable to Cimpress N.V.	$3.09	$1.41	$(2.29)
Diluted net income (loss) per share attributable to Cimpress N.V.	$3.00	$1.36	$(2.29)
Weighted average shares outstanding — basic	30,786,349	30,948,081	31,291,581
Weighted average shares outstanding — diluted	31,662,705	32,220,401	31,291,581
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2019	2018	2017
Cost of revenue	$455	$361	$289
Technology and development expense	3,765	10,580	8,724
Marketing and selling expense	1,193	6,683	4,857
General and administrative expense	12,882	31,515	28,500
Restructuring expense	3,421	1,327	6,257

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Net income (loss)	$93,480	$46,788	$(72,199)
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses), net of hedges	6,667	35,148	(4,681)
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(23,409)	11,521	(1,297)
Amounts reclassified from accumulated other comprehensive loss to net income (loss) on derivative instruments	3,932	(960)	1,369
Unrealized loss on available-for-sale-securities	—	—	(5,756)
Amounts reclassified from accumulated other comprehensive loss to net income (loss) for realized gains on available-for-sale securities	—	—	2,268
(Loss) gain on pension benefit obligation, net	(204)	357	2,194
Comprehensive income (loss)	80,466	92,854	(78,102)
Add: Comprehensive loss (income) attributable to noncontrolling interests	4,537	(5,421)	1,008
Total comprehensive income (loss) attributable to Cimpress N.V.	$85,003	$87,433	$(77,094)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2016	44,080	$615	(12,544)	$(548,549)	$335,192	$486,482	$(108,015)	$165,725
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			319	6,949	(3,455)			3,494
Restricted share units vested, net of shares withheld for taxes			154	3,243	(10,576)			(7,333)
Share-based compensation expense					43,504			43,504
Purchase of ordinary shares			(594)	(50,008)				(50,008)
Net loss attributable to Cimpress N.V.						(71,711)		(71,711)
Redeemable noncontrolling interest accretion to redemption value					68			68
Reclassification of mandatorily redeemable noncontrolling interest					(3,357)			(3,357)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							72	72
Unrealized loss on marketable securities							(5,756)	(5,756)
Realized gain on sale of marketable securities							2,268	2,268
Foreign currency translation, net of hedges							(4,161)	(4,161)
Unrealized gain on pension benefit obligation, net of tax							2,194	2,194
Balance at June 30, 2017	44,080	$615	(12,665)	$(588,365)	$361,376	$414,771	$(113,398)	$74,999
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			293	(3,174)	(4,999)			(8,173)
Restricted share units vested, net of shares withheld for taxes			63	840	(4,784)			(3,944)
Grant of restricted share awards			(2)	(168)				(168)
Share-based compensation expense					44,089			44,089
Purchase of ordinary shares			(895)	(94,710)				(94,710)
Net income attributable to Cimpress N.V.						43,733		43,733
Adoption of new accounting standard						(5,864)		(5,864)
Amounts reclassified from accumulated other comprehensive loss to retained earnings						116	(116)	—
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges							10,561	10,561
Foreign currency translation, net of hedges							32,782	32,782
Unrealized gain on pension benefit obligation, net of tax							357	357
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes			123	3,100	(3,106)			(6)
Restricted share units vested, net of shares withheld for taxes			38	573	(2,866)			(2,293)
Grant of restricted share awards			4	24				24
Share-based compensation expense					18,064			18,064
Purchase of ordinary shares			(594)	(55,567)				(55,567)
Net income attributable to Cimpress N.V.						95,052		95,052
Adjustment for purchase of noncontrolling interest					2,714			2,714
Adjustment to noncontrolling interest for share forfeiture					591			591
Adoption of new accounting standard						(3,246)		(3,246)
Noncontrolling interest accretion to redemption value						(7,140)		(7,140)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges							(19,477)	(19,477)
Foreign currency translation, net of hedges							9,638	9,638
Unrealized loss on pension benefit obligation, net of tax							(204)	(204)
Balance at June 30, 2019	44,080	$615	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Operating activities
Net income (loss)	$93,480	$46,788	$(72,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	173,771	169,005	158,400
Impairment of goodwill and acquired intangible assets	7,503	—	9,556
Share-based compensation expense	21,716	50,466	48,627
Deferred taxes	6,838	(14,039)	(41,358)
Abandonment of long-lived assets	—	—	2,408
Gain on sale of subsidiaries	—	(47,545)	—
Loss on early extinguishment of debt	—	17,359	—
Change in contingent earn-out liability	—	1,774	39,377
Gain on sale of available-for-sale securities	—	—	(2,268)
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income (loss)	(5,358)	(15,540)	15,813
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(4,364)	19,460	(5,690)
Payments of contingent consideration in excess of acquisition date fair value	—	(4,639)	—
Other non-cash items	9,209	4,668	2,886
Changes in operating assets and liabilities:
Accounts receivable	(4,186)	(5,123)	4,701
Inventory	(3,627)	(7,068)	(8,699)
Prepaid expenses and other assets	4,475	(2,472)	521
Accounts payable	19,835	21,782	25,332
Accrued expenses and other liabilities	11,803	(42,544)	(20,671)
Net cash provided by operating activities	331,095	192,332	156,736
Investing activities
Purchases of property, plant and equipment	(70,563)	(60,930)	(74,157)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	93,779	—
Business acquisitions, net of cash acquired	(289,920)	(110)	(204,875)
Purchases of intangible assets	(64)	(308)	(197)
Capitalization of software and website development costs	(48,652)	(40,847)	(37,307)
Proceeds from the sale of assets	640	886	4,513
Proceeds from sale of available-for-sale securities	—	—	6,346
Realized loss on derivatives designated as hedging instruments	(12,016)	—	—
Other investing activities	409	(3,064)	3,888
Net cash used in investing activities	(420,166)	(10,594)	(301,789)
Financing activities
Proceeds from borrowings of debt	1,140,607	805,995	737,075
Proceeds from issuance of senior notes	—	400,000	—
Payments of debt	(947,696)	(974,781)	(539,913)
Payments for early redemption of senior notes	—	(275,000)	—
Payments of early redemption fees for senior notes	—	(14,438)	—
Payments of debt issuance costs	(2,729)	(10,629)	(229)
Payments of purchase consideration included in acquisition-date fair value	(3,282)	(2,105)	(539)
Payments of withholding taxes in connection with equity awards	(5,979)	(19,698)	(14,568)
Payments of capital lease obligations	(17,063)	(17,618)	(15,887)
Purchase of ordinary shares	(55,567)	(94,710)	(50,008)
Purchase of noncontrolling interests	(85,520)	(1,144)	(20,230)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2019	2018	2017
Financing activities (continued)
Proceeds from sale of noncontrolling interest	57,046	35,390	—
Distribution to noncontrolling interest	(3,375)	—	—
Proceeds from issuance of ordinary shares	3,403	11,981	6,192
Issuance of loans	—	(21,000)	—
Capital contribution from noncontrolling interest	—	—	1,404
Other financing activities	2,144	—	1,281
Net cash provided by (used in) financing activities	81,989	(177,757)	104,578
Effect of exchange rate changes on cash	(1,866)	2,507	788
Change in cash held for sale	—	12,042	(12,042)
Net (decrease) increase in cash and cash equivalents	(8,948)	18,530	(51,729)
Cash and cash equivalents at beginning of period	44,227	25,697	77,426
Cash and cash equivalents at end of period	$35,279	$44,227	$25,697

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,940	$56,614	$45,275
Income taxes	26,369	32,278	49,342
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	13,448	—	—
Property and equipment acquired under capital leases	11,871	531	14,422
Amounts accrued related to business acquisitions	2,397	3,457	46,124
See accompanying notes.

CIMPRESS N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2019, 2018, and 2017
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $87 and $90 as of June 30, 2019 and 2018, respectively, and are included in other assets in the accompanying consolidated balance sheets.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions and improvements that substantially extend the useful life of a particular asset are capitalized while repairs and maintenance costs are expensed as incurred. Assets that qualify for the capitalization of interest cost during their construction period are evaluated on a per project basis and, if material, the costs are capitalized. No interest costs associated with our construction projects were capitalized in any of the years presented as the amounts were not material. Depreciation of plant and equipment is recorded on a straight-line basis over the estimated useful lives of the assets.
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
Amortization of previously capitalized amounts in the years ended June 30, 2019, 2018 and 2017 was $35,068, $31,332 and $24,571, respectively, resulting in accumulated amortization of $136,721 and $84,279 at June 30, 2019 and 2018, respectively.
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
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended June 30, 2017, we recognized a partial impairment charge for the acquired intangible assets of our Tradeprint reporting unit of $3,211. During the years ended June 30, 2019 and 2018, we did not recognize any impairment charges for acquired intangible assets.
During the year ended June 30, 2017 we committed to plans to abandon certain manufacturing equipment and recognized losses of $2,408. The related loss during the year ended June 30, 2017 was recognized in cost of revenue, technology and development expense, and restructuring expense for $1,119, $678, and $611, respectively. We did not recognize any abandonment charges during the fiscal years ended June 30, 2019 or 2018.
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

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the results of this analysis indicate that the fair value of a reporting unit is less than its carrying value, the quantitative impairment test is required; otherwise, no further assessment is necessary. To perform the quantitative approach, we estimate the fair value of our reporting units using a discounted cash flow methodology. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we record an impairment loss equal to the difference. Refer to Note 8 for additional information.
Debt Issuance Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement on a straight-line basis through the maturity date of the related debt instrument. During the years ended June 30, 2019 and 2018, we capitalized debt issuance costs related to the refinancing of our senior secured credit facility and senior unsecured notes of $1,800 and $11,666, respectively. Amortization expense and the write-off of costs related to debt modifications are included in interest expense, net in the consolidated statements of operations and amounted to $2,367, $1,821, and $1,578, for the years ended June 30, 2019, 2018 and 2017, respectively. During the year ended June 30, 2018, we also expensed $2,921 of unamortized costs related to the extinguishment of our senior unsecured notes, which has been presented separately in the consolidated statements of operations as part of loss on early extinguishment of debt. Refer to Note 10 for additional information.

Unamortized debt issuance costs were $12,018 and $12,585 as of June 30, 2019 and 2018, respectively. When we make changes to our financing arrangements, we re-evaluate the capitalization of these costs which could result in the immediate recognition of any unamortized debt issuance costs in our statement of operations.
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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and cross-currency swap contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive loss, while any ineffective portion is recognized directly in earnings, as a component of other income (expense), net. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings. For derivatives designated as cash flow hedges, we present the settlement amount of these contracts within cash from investing activities in our consolidated statement of cash flows, if the hedged item continues after contract settlement.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation are considered net investment hedges which could include cross-currency swap and currency forward contracts. In hedging the currency exposure of a net investment in a foreign operation, the effective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive loss as part of currency translation adjustment, while any ineffective portion is recognized directly in earnings, as a component of other income (expense), net. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive loss remains in accumulated other comprehensive loss until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

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

Mandatorily Redeemable Noncontrolling Interest

Noncontrolling interests held by third parties in consolidated subsidiaries are considered mandatorily redeemable when they are subject to an unconditional obligation to be redeemed by both parties. The redeemable noncontrolling interest must be required to be repurchased on a specified date or on the occurrence of a specified event that is certain to occur and are to be redeemed via the transfer of assets. Mandatorily redeemable noncontrolling interests are presented as liability-based financial instruments and are re-measured on a recurring basis to the expected redemption value.     Refer to Note 14 for additional details.

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

Under the terms of most of our arrangements with our customers we provide satisfaction guarantees, which give our customers an option for a refund or reprint over a specified period of time if the customer is not fully satisfied. As such, we record a reserve for estimated sales returns and allowances as a reduction of revenue, based on historical experience or the specific identification of an event necessitating a reserve. Actual sales returns have historically not been significant.

We have elected to recognize shipping and handling activities that occur after transfer of control of the products as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation upon the transfer of control of the fulfilled orders, which generally occurs upon delivery to the shipping carrier. If revenue is recognized prior to completion of the shipping and handling activities, we accrue the costs of those activities. We do have some arrangements whereby the transfer of control, and thus revenue recognition, occurs upon delivery to the customer. If multiple products are ordered together, each product is considered a separate performance obligation, and the transaction price is allocated to each performance obligation based on the standalone selling price. Revenue is recognized upon satisfaction of each performance obligation. We generally determine the standalone selling prices based on the prices charged to our customers.
Our products are customized for each individual customer with no alternative use except to be delivered to that specific customer; however, we do not have an enforceable right to payment prior to delivering the items to the customer based on the terms and conditions of our arrangements with customers and therefore we recognize revenue at a point in time.
We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2019.
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
Additional revenue disaggregation disclosure requirements resulting from the adoption of ASC 606 are included in Note 16.
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

The following table summarizes the impact as of and for the year ended June 30, 2019 from adopting the new revenue standard as compared to the previous revenue standard:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
Consolidated Statement of Operations for the Year Ended June 30, 2019
Marketing and selling expense (1)	$713,863	$295	$714,158
Income tax expense	33,432	(6)	33,426
Net income	93,480	(289)	93,191
Consolidated Balance Sheet as of June 30, 2019
Assets
Prepaid expenses and other current assets	$78,065	$3,443	$81,508
Deferred tax assets	59,906	(162)	59,744
Liabilities and Shareholders' Equity
Accrued expenses	$194,715	$156	$194,871
Deferred revenue	31,780	(103)	31,677
Retained earnings	537,422	3,228	540,650
_____________________
(1) During the year ended June 30, 2019, the adjustment to marketing and selling expense was the impact from National Pen's direct mail costs that resulted in lower expense of $295. The timing of the expense recognition would have been different under the previous revenue standard since they would have been capitalized within prepaid expense and other current assets and amortized over the customer response period to marketing and selling expense. As of July 1, 2018, we recognized a cumulative effect adjustment within retained earnings of $3,738.
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

Restructuring

Restructuring costs are recorded in connection with initiatives designed to improve efficiency or enhance competitiveness. Restructuring initiatives require us to make estimates in several areas, including expenses for severance and other employee separation costs and our ability to generate sublease income to enable us to terminate lease obligations at the estimated amounts. One-time termination benefits generally are expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. If in certain jurisdictions there are minimum statutory benefits for involuntary terminations, we recognize the expense in the period that management has committed to a plan and the payment of benefits is probable and the amount is reasonably estimable. Liabilities for costs associated with a facility exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value.

Restructuring costs are presented as a separate financial statement line within our consolidated statement of operations.

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense.    Advertising expense for the years ended June 30, 2019, 2018 and 2017 was $427,673, $432,546, and $363,936, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2019, 2018 and 2017 was $40,976, $41,451, and $51,811, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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

In the event we have disproportionate income tax effects in accumulated other comprehensive loss on the consolidated balance sheet, we release such tax effects to income tax expense within the consolidated statement of operations as the associated pre-tax balance is recorded to earnings.

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

Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2019	2018	2017
Gains (losses) on derivatives not designated as hedging instruments (1)	$23,494	$(2,687)	$936
Currency-related gains (losses), net (2)	2,506	(19,500)	5,577
Other gains (3)	476	1,155	3,849
Total other income (expense), net	$26,476	$(21,032)	$10,362

_____________________
(1) Primarily relates to both realized and unrealized gains (losses) on derivative currency forward and option contracts not designated as hedging instruments, as well as the ineffectiveness associated with our cash flow hedges.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related (losses) gains, net for the years ended June 30, 2019 and 2018 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized loss related to cross-currency swaps was $3,484 for the year ended June 30, 2019, and unrealized gains were $2,722, and $3,737 for the years ended June 30, 2018 and 2017, respectively.
(3) The gain recognized during the year ended June 30, 2018, was primarily related to insurance recoveries of $675. During the year ended June 30, 2017, we recognized a gain of $2,268 related to the sale of Plaza Create Co. Ltd. available for sale securities.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2019	2018	2017
Weighted average shares outstanding, basic	30,786,349	30,948,081	31,291,581
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	876,356	1,272,320	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress N.V.	31,662,705	32,220,401	31,291,581
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress N.V. (1)	—	2,291	21,978
_____________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.
Compensation Expense
Share-based Compensation

Compensation expense for all share-based awards is measured at fair value on the date of grant and recognized over the requisite service period. We recognize the impact of forfeitures as they occur. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options. The fair value of RSUs and RSAs is determined based on the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition. For awards that are ultimately settleable in cash, we treat them as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statements of operations. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.

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
Total share-based compensation expense was $21,716, $50,466, and $48,627 for the years ended June 30, 2019, 2018 and 2017, respectively.
During the first quarter of fiscal 2018, we issued supplemental performance share units ("supplemental PSUs") to certain members of management (excluding Robert Keane, our Chairman and CEO) that were incremental to our typical long-term incentive awards. The supplemental PSUs are subject to a three-year cumulative financial performance condition intended to provide a stretch goal for participants in addition to service vesting and share price performance conditions. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, the awards are subject to mark-to-market accounting throughout the performance vesting period. Beginning in the second quarter of fiscal 2018, we concluded that the achievement of the performance condition was probable and recognized $15,397 of expense cumulatively through the first quarter of fiscal 2019. In the second quarter of fiscal 2019, which is seasonally significant, we concluded that the achievement of the three-year cumulative performance condition was no longer probable, and we reversed the previously recognized expense of $15,397. As of June 30, 2019 we continue to consider achievement of the performance condition to not be probable. If, in a future period, we determine that it is probable that the financial performance condition will be achieved based on our financial performance, we will cumulatively catch up the expense in that period.
Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2019 and 2018. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2019, 2018 and 2017.

We maintain an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded our expectations.
Build-to-Suit Lease Arrangements
For accounting purposes, we were deemed to be the owner of two projects during their respective construction periods: the Waltham, Massachusetts office building lease and a lease executed during the first quarter of fiscal 2019 for a production facility in Dallas, Texas. For both build-to-suit leases, property, plant and equipment, net, was $124,408 and $111,926 as of June 30, 2019 and June 30, 2018, respectively, related to the buildings. The financing lease obligation and deferred rent credit related to the buildings on our consolidated balance sheets was $124,643 and $115,312 as of June 30, 2019 and June 30, 2018, respectively. All additions during the current period were capitalized construction costs related to the Dallas facility.
As part of our adoption of the new leasing standard on July 1, 2019, and discussed further below, we will recognize our build-to-suit lease arrangements as operating leases under the new standard. Refer below for additional discussion of these changes.

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
Issued Accounting Standards to be Adopted
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for us on July 1, 2020 and we plan to early adopt the new standard on July 1, 2019. We do not expect the new standard to have a material impact on our consolidated financial statements.
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

Upon transitioning to the new standard on July 1, 2019, we will reverse the cumulative effect of expense recognized for the ineffective portion of our interest rate swap contracts, which will result in an adjustment to retained earnings and accumulated other comprehensive loss within our consolidated balance sheet of $193. We will prospectively recognize any ineffectiveness associated with any effective and designated cash flow hedges within accumulated other comprehensive loss, rather than in earnings. We do not expect these changes to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. The new standard is effective for us on July 1, 2019 and we will adopt the new standard using the modified retrospective approach. We will use the transition relief package, in which we will not reassess the classification of our existing leases, whether any expired or existing contracts contain leases and if our existing leases have any initial direct costs. We have completed the process of collecting our existing lease contracts and we are completing changes to our systems and processes.
The new standard will impact the classification of our build-to-suit leases, for our Waltham, Massachusetts and Dallas, Texas building leases, which under the new standard will result in their classification as operating leases. Therefore, on July 1, 2019, we will reverse the existing lease asset included within property, plant and equipment, net of $124,408 and the related financing lease obligations of $124,643. In addition, we will recognize an operating lease asset and liability, which is included in our estimated amounts below. For our fiscal year 2020, the change in lease classification for our build-to-suit leases will include the reclassification of interest expense to our operating expense financial statement lines, resulting in a reduction to operating income within our consolidated statement of operations of approximately $7,200. In our consolidated statement of cash flows, the change in classification will result in a decrease to cash from operating activities and increase to cash from financing activities of approximately $4,100.
Upon transition on July 1, 2019, we will recognize an operating lease asset of approximately $165,000 and an operating lease liability of approximately $170,000. The difference between the operating lease asset and liability will result from the reclassification of deferred rent and tenant allowance balances presented in other financial statement lines of the consolidated balance sheet, which will subsequently be included in the operating lease asset. Other than the impact from our build-to-suit leases, we do not expect the new standard to have a material impact on our consolidated statement of operations and consolidated statement of cash flows.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$144	$—	$144	$—
Currency forward contracts	15,268	—	15,268	—
Currency option contracts	4,765	—	4,765	—
Total assets recorded at fair value	$20,177	$—	$20,177	$—

Liabilities
Interest rate swap contracts	$(12,895)	$—	$(12,895)	$—
Cross-currency swap contracts	(915)	—	(915)	—
Currency forward contracts	(2,486)	—	(2,486)	—
Currency option contracts	(42)	—	(42)	—
Total liabilities recorded at fair value	$(16,338)	$—	$(16,338)	$—

	June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$13,370	$—	$13,370	$—
Currency forward contracts	9,202	—	9,202	—
Currency option contracts	1,782	—	1,782	—
Total assets recorded at fair value	$24,354	$—	$24,354	$—

Liabilities
Cross-currency swap contracts	$(25,348)	$—	$(25,348)	$—
Currency forward contracts	(14,201)	—	(14,201)	—
Currency option contracts	(85)	—	(85)	—
Total liabilities recorded at fair value	$(39,634)	$—	$(39,634)	$—

During the years ended June 30, 2019 and 2018, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of June 30, 2019 and June 30, 2018, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of June 30, 2019 and June 30, 2018 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $1,035,585 and $839,429, respectively, and the fair value was $1,045,334 and $847,520, respectively. Our debt at June 30, 2019 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net. A portion of eight of our interest rate swap contracts was deemed to be ineffective during the year ended June 30, 2019 and during the year ended June 30, 2018, a portion of six of our interest rate swap contracts was deemed to be ineffective. During the year ended June 30, 2019, we recognized $721 of losses and during the years ended June 30, 2018 and 2017, we recognized gains of $255 and $273, respectively, for the portion of the interest rate swaps that were deemed ineffective, respectively, within other income (expense), net in our consolidated statement of operations.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of June 30, 2019, we estimate that $2,067 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2020. As of June 30, 2019, we had nine outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2019	$500,000
Contracts with a future start date	—
Total	$500,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of June 30, 2019, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $124,808, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2019, we estimate that $2,988 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2020.
Cross-currency swap contracts designated as net investment hedges are executed to mitigate our currency exposure of net investments in subsidiaries that have reporting currencies other than the U.S. Dollar. As of June 30, 2019, we did not hold any cross-currency swaps designated as net investment hedges.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of June 30, 2019, we had nine currency forward contracts designated as net investment hedges with a total notional amount of $294,991, maturing during various dates through April 2024. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2019 and 2018, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of June 30, 2019, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$654,721	November 2017 through June 2019	Various dates through June 2021	655	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2019 and June 30, 2018. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$144	$—	$144	Other current liabilities / other liabilities	$(12,895)	$—	$(12,895)
Cross-currency swaps	Other current assets	—	—	—	Other current liabilities	(915)	—	(915)
Derivatives in net investment hedging relationships
Currency forward contracts	Other non-current assets	4,514	—	4,514	Other current liabilities / other liabilities	(2,397)	—	(2,397)
Total derivatives designated as hedging instruments		$4,658	$—	$4,658		$(16,207)	$—	$(16,207)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$11,865	$(1,111)	$10,754	Other current liabilities / other liabilities	$(127)	$38	$(89)
Currency option contracts	Other current assets / other assets	4,793	(28)	4,765	Other current liabilities / other liabilities	(42)	—	(42)
Total derivatives not designated as hedging instruments		$16,658	$(1,139)	$15,519		$(169)	$38	$(131)

	June 30, 2018
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$13,374	$(4)	$13,370	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(10,659)	—	(10,659)
Derivatives in net investment hedging relationships
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(14,689)	—	(14,689)
Currency forward contracts	Other non-current assets	—	—	—	Other liabilities	(13,387)	—	(13,387)
Total derivatives designated as hedging instruments		$13,374	$(4)	$13,370		$(38,735)	$—	$(38,735)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$10,433	$(1,231)	$9,202	Other current liabilities / other liabilities	$(1,080)	$266	$(814)
Currency option contracts	Other current assets / other assets	1,782	—	1,782	Other current liabilities / other liabilities	(85)	—	(85)
Total derivatives not designated as hedging instruments		$12,215	$(1,231)	$10,984		$(1,165)	$266	$(899)

The following table presents the effect of the effective portion of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the years ended June 30, 2019, 2018 and 2017:

	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Year Ended June 30,
	2019	2018	2017
Derivatives in cash flow hedging relationships
Interest rate swaps	$(20,400)	$8,545	$2,287
Cross-currency swaps	(3,009)	2,976	(3,584)
Derivatives in net investment hedging relationships
Cross-currency swaps	6,557	(1,476)	(3,721)
Currency forward contracts	14,726	(3,490)	(8,362)
Total	$(2,126)	$6,555	$(13,380)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2019, 2018 and 2017:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2019	2018	2017
Derivatives in cash flow hedging relationships
Interest rate swaps	$144	$70	$(205)	Interest expense, net
Cross-currency swaps	5,098	(1,379)	(1,621)	Other income (expense), net
Total before income tax	5,242	(1,309)	(1,826)	Income before income taxes
Income tax	(1,310)	349	457	Income tax expense (benefit)
Total	$3,932	$(960)	$(1,369)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting, as well as the effect of the ineffective portion and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period:

	Amount of Gain (Loss) Recognized in Net Income (Loss)			Affected line item in the Statement of Operations
	Year Ended June 30,
	2019	2018	2017
Currency contracts	$24,215	$(2,942)	$663	Other income (expense), net
Interest rate swaps	(721)	255	273	Other income (expense), net
Total	$23,494	$(2,687)	$936

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $5,901, $1,371, and ($710) for the years ended June 30, 2019, 2018 and 2017:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on available for sale securities	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2016	$(2,322)	$3,488	$(2,551)	$(106,630)	$(108,015)
Other comprehensive income (loss) before reclassifications	(1,297)	(5,756)	2,194	(4,161)	(9,020)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	1,369	2,268	—	—	3,637
Net current period other comprehensive income (loss)	72	(3,488)	2,194	(4,161)	(5,383)
Balance as of June 30, 2017	(2,250)	—	(357)	(110,791)	(113,398)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	(116)	—	—	—	(116)
Other comprehensive income (loss) before reclassifications	11,521	—	59	32,782	44,362
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	(960)	—	298	—	(662)
Net current period other comprehensive income (loss)	10,561	—	357	32,782	43,700
Balance as of June 30, 2018	8,195	—	—	(78,009)	(69,814)
Other comprehensive (loss) income before reclassifications	(23,409)	—	(204)	9,638	(13,975)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	3,932	—	—	—	3,932
Net current period other comprehensive (loss) income	(19,477)	—	(204)	9,638	(10,043)
Balance as of June 30, 2019	$(11,282)	$—	$(204)	$(68,371)	$(79,857)

________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2019, 2018, and 2017 the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $731, $22,014, and $17,048 respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2019	2018
Land improvements	10 years	$4,804	$3,440
Building and building improvements	10 - 30 years	323,516	310,947
Machinery and production equipment	4 - 10 years	346,089	299,760
Machinery and production equipment under capital lease	4 - 10 years	71,173	67,702
Computer software and equipment	3 - 5 years	158,223	166,523
Furniture, fixtures and office equipment	5 - 7 years	46,237	43,010
Leasehold improvements	Shorter of lease term or expected life of the asset	64,092	53,753
Construction in progress		11,970	11,734
		1,026,104	956,869
Less accumulated depreciation, inclusive of assets under capital lease		(567,407)	(505,803)
		458,697	451,066
Land		32,058	32,598
Property, plant, and equipment, net		$490,755	$483,664

Depreciation expense, inclusive of assets under capital leases, totaled $84,558, $87,956, and $87,145 for the years ended June 30, 2019, 2018 and 2017, respectively.

7. Business Combinations and Divestitures

Fiscal 2019 acquisitions

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

	Year Ended June 30,
	2019	2018
Pro forma revenue	$2,783,205	$2,717,785
Pro forma net income attributable to Cimpress N.V.	93,399	31,571

We utilized proceeds from our credit facility in order to finance the acquisition. In connection with the acquisition, we incurred $1,140 in general and administrative expenses during the year ended June 30, 2019, primarily related to legal, financial, and other professional services.

Acquisition of VIDA Group Co.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. ("VIDA"), a U.S.-based startup, with options to increase our ownership beginning in fiscal 2023. For the noncontrolling interest, we entered into put and call options with each employee who holds shares, which become exercisable starting in fiscal 2023, or earlier if the employee terminates their employment. The total consideration was $18,703, net of cash acquired. VIDA brings manufacturing access and an e-commerce marketplace to artists, thereby enabling artists to convert ideas in beautiful, original products for customers, ranging from fashion, jewelry and accessories to home accent pieces. This investment supports our strategy to build a competitively differentiated portfolio of focused brands by providing access to the textiles marketplace.

We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill. The aggregate allocation to goodwill, net liabilities and noncontrolling interest was $26,017, $647, and $5,705, respectively.

The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2019 are not material. We utilized proceeds from our credit facility to finance the acquisition.
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
8. Goodwill and Acquired Intangible Assets
Goodwill
The carrying amount of goodwill by reportable segment as of June 30, 2019 and June 30, 2018 was as follows:

	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other Businesses	Total
Balance as of June 30, 2017	$147,207	$124,867	$196,938	$34,520	$11,431	$514,963
Adjustments	(58)	—	—	(86)	—	(144)
Effect of currency translation adjustments (1)	(942)	2,704	4,262	—	—	6,024
Balance as of June 30, 2018	146,207	127,571	201,200	34,434	11,431	520,843
Acquisitions (2)	—	—	2,686	—	212,286	214,972
Impairment (3)	—	—	—	—	(7,503)	(7,503)
Adjustments	—	—	—	—	(181)	(181)
Effect of currency translation adjustments (1)	(246)	(3,482)	(5,523)	—	—	(9,251)
Balance as of June 30, 2019	$145,961	$124,089	$198,363	$34,434	$216,033	$718,880
_________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
(2) Refer to Note 7 for additional details related to our acquisitions of BuildASign and VIDA. We also recognized goodwill related to a small acquisition of a supplier by one of our businesses within The Print Group reportable segment.
(3) During fiscal 2019 we recorded an impairment charge of $7,503, related to our Printi reporting unit. See below for additional details.

Impairment Review
Fiscal 2019
Our annual goodwill impairment test is performed as of May 31; however, during the fourth quarter of fiscal 2019, we identified triggering events associated with our Printi reporting unit, which indicated that it was more likely than not that the fair value of the reporting unit is below the carrying amount. Printi is the leader in Brazil's online printing industry and has grown quickly since its founding. That said, investment in capacity and other fixed costs was far too high in fiscal year 2019 relative to the scale of the business and the mid-term outlook. As a result, we implemented restructuring activities and aligned future operating plans during the fourth quarter of fiscal 2019 that negatively impacted our cash flow forecasts for this business.
As required, prior to performing the quantitative goodwill impairment test, we first evaluated the recoverability of the Printi long-lived assets as the change in expected long-term cash flows was indicative of a potential impairment. We performed the recoverability test using undiscounted cash flows for our Printi asset group and evaluated the fair value of their long-lived assets which are comprised primarily of production equipment and concluded there is no impairment of the long-lived assets.
Subsequent to performing the long-lived asset impairment test, we performed our goodwill impairment test which resulted in an impairment charge of the total goodwill of the Printi reporting unit of $7,503. In order to execute the quantitative goodwill impairment test, we compared the fair value of the Printi reporting unit to its carrying value. We considered using an income approach, but due to the continued investments that are expected in the near-term discrete cash flow period, we used a market approach to derive fair value, based on the guideline public company method. We considered a revenue multiple approach, which we believe is appropriate for an early stage operation, like our Printi business. We concluded that the fair value of the reporting unit indicated a full impairment of the Printi goodwill.
For our annual goodwill impairment test as of May 31, 2019, we evaluated each of our remaining eleven reporting units with goodwill individually. We considered the timing of our most recent fair value assessment and associated headroom, the actual operating results as compared to the cash flow forecasts used in those fair value assessments, the current long-term forecasts for each reporting unit, and the general market and economic environment of each reporting unit. After performing this qualitative assessment for seven of our reporting units, we determined that there was no indication the carrying values of those reporting units exceeded their respective fair values.
Based on the qualitative procedures performed we then performed a quantitative analysis for four of our reporting units during this testing cycle in order to gain additional assurance there were no impairments. We estimated the fair value of each reporting unit, using the income approach, which was determined based on the present value of estimated future cash flows. The cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration recent business and market trends. The discount rates used were based on the weighted-average cost of capital adjusted for the related business-specific risks. For each of these reporting units, we compared the estimated fair value to the carrying value, and considered the estimated level of headroom. Based on the substantial level of headroom associated with each of these reporting units, we concluded there was no impairment for any of the remaining reporting units.
Fiscal 2017
During fiscal 2017, we changed the composition of our Tradeprint reporting unit (a part of The Print Group reportable segment). This change, when combined with an updated profit outlook that was lower than originally forecasted as of the acquisition date, indicated that it was more likely than not that the fair value of the reporting unit was below the carrying amount. We performed the recoverability test using undiscounted cash flows for our Tradeprint asset group and concluded that an impairment of long-lived assets existed. We proceeded to estimate the fair value of the assets, using an income and cost approach based on market participant assumptions and recognized a partial impairment charge for our acquired intangible assets of $3,211.
Subsequent to performing the long-lived asset impairment test, we performed our goodwill impairment test which resulted in an additional impairment charge of the total goodwill of the Tradeprint reporting unit of $6,345. In order to execute the quantitative goodwill impairment test, we compared the fair value of the Tradeprint reporting unit to its carrying value.

Acquired Intangible Assets

	June 30, 2019			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$145,908	$(35,199)	$110,709	$99,102	$(23,821)	$75,281
Developed technology	84,980	(48,653)	36,327	55,460	(39,218)	16,242
Customer relationships	191,719	(97,392)	94,327	182,545	(70,655)	111,890
Customer network and other	15,970	(10,150)	5,820	16,289	(8,312)	7,977
Print network	25,014	(9,496)	15,518	25,716	(6,905)	18,811
Total intangible assets	$463,591	$(200,890)	$262,701	$379,112	$(148,911)	$230,201

Acquired intangible assets amortization expense for the years ended June 30, 2019, 2018 and 2017 was $53,256, $49,881 and $46,145, respectively. During the year ended June 30, 2019, the increase in acquired intangible asset amortization is primarily related to our fiscal 2019 acquisition of BuildASign. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2020	$52,374
2021	47,735
2022	42,661
2023	34,254
2024	24,021
Thereafter	61,656
$262,701

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2019	June 30, 2018
Compensation costs	$58,864	$57,024
Income and indirect taxes	40,102	33,557
Advertising costs	22,289	28,140
Production costs	9,261	8,903
Shipping costs	7,275	5,241
Sales returns	5,413	5,076
Purchases of property, plant and equipment	2,358	4,489
Professional fees	2,786	3,802
Interest payable	2,271	1,653
Other	44,096	38,776
Total accrued expenses	$194,715	$186,661

Other current liabilities included the following:

	June 30, 2019	June 30, 2018
Short-term derivative liabilities	$1,628	$31,054
Current portion of lease financing obligation	12,569	12,569
Current portion of capital lease obligations	10,668	10,747
Other	3,016	601
Total other current liabilities	$27,881	$54,971

Other liabilities included the following:

	June 30, 2019	June 30, 2018
Long-term capital lease obligations	$16,036	$16,883
Long-term derivative liabilities	15,886	10,080
Liability-based equity award (1)	—	15,464
Mandatorily redeemable noncontrolling interest (1)	—	4,366
Other	21,794	22,731
Total other liabilities	$53,716	$69,524

_______________________
(1) These liabilities relate to share-based compensation awards and mandatorily redeemable noncontrolling interest associated with our Printi business. As of June 30, 2019, we estimated the future redemption value to be zero, primarily due to lower forecasted financial results, of which the redemption value is calculated based on certain contractual financial measures in the period we expect the put or call option to be exercised. We have made separate prepayments for these obligations, in the form of loans to the minority shareholders, so these liabilities have been reclassified as a reserve against the related loan receivables, resulting in a reduction in other liabilities on our balance sheet. Refer to Note 15 for additional details.
10. Debt

	June 30, 2019	June 30, 2018
Senior secured credit facility	$621,224	$432,414
7.0% Senior unsecured notes due 2026	400,000	400,000
Other	14,361	7,015
Debt issuance costs and debt discounts	(12,018)	(12,585)
Total debt outstanding, net	1,023,567	826,844
Less: short-term debt (1)	81,277	59,259
Long-term debt	$942,290	$767,585

_____________________
(1) Balances as of June 30, 2019 and June 30, 2018 are inclusive of short-term debt issuance costs and debt discounts of $2,419 and $2,012, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2019, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
On January 7, 2019, we amended the terms of our senior secured credit facility, resulting in an increase in loan commitments to both our revolving loans and term loans. The terms and covenants of the senior secured credit facility remain unchanged. As of June 30, 2019, we had a committed credit facility of $1,592,466 as follows:

•	Revolving loans of $1,087,257 with a maturity date of June 14, 2023

•	Term loans of $505,209 amortizing over the loan period, with a final maturity date of June 14, 2023

Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of June 30, 2019, the weighted-average interest rate on outstanding borrowings was 3.90%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of June 30, 2019.
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
As of June 30, 2019, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2019 and June 30, 2018 we had $14,361 and $7,015, respectively, outstanding for those obligations that are payable through March 2025.
11. Shareholders’ Equity
Treasury shares

On November 17, 2017, we announced that our Board had authorized the repurchase of up to 6,200,000 of our ordinary shares and during the year ended June 30, 2019, we purchased 240,429 shares under this authorization for a cost of $24,105. On February 12, 2019, we announced that our Board authorized the repurchase of up to 5,500,000 of our ordinary shares, which replaced the previous authorization. During the year ended June 30, 2019, we purchased 354,021 shares under this authorization for a cost of $31,462.
Share-based awards

The 2016 Performance Equity Plan (the "2016 Plan") became effective upon shareholder approval on May 27, 2016 and allows us to grant PSUs, entitling the recipient to receive Cimpress ordinary shares based upon continued service to Cimpress and the achievement of objective, predetermined appreciation of Cimpress' three-year moving average share price. We may grant PSUs under the 2016 Plan to our employees, officers, non-employee directors, consultants, and advisors. Subject to adjustment in the event of stock splits, stock dividends and other similar events, we may make awards under the 2016 Plan for up to 6,000,000 of our ordinary shares.
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
An aggregate of 6,637,132 ordinary shares were available for future awards under all of our share-based award plans as of June 30, 2019. For PSUs under our 2016 Plan, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. A combination of new shares and treasury shares has historically been used in fulfillment of our share based awards.

Share options
We granted options in prior years to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and have a contractual term of approximately eight to ten years. Options generally vest over 3 years for non-employee directors and over 4 years for employees.
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
We did not grant any share options in fiscal 2019 or 2018. A summary of our share option activity and related information for the year ended June 30, 2019 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,651,308	$48.74	1.9
Granted	—	—
Exercised	(218,085)	38.54
Forfeited/expired	(1,309)	81.52
Outstanding at the end of the period	1,431,914	$50.27	0.9	$58,171
Exercisable at the end of the period	1,431,800	$50.27	0.9	$58,167

The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2019. The total intrinsic value of options exercised during the fiscal years ended June 30, 2019, 2018 and 2017 was $12,498, $46,853, and $25,566, respectively.
Performance share units - 2016 Performance Equity Plan
The PSU awards entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the number of units, based upon continued service to Cimpress and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price that will be assessed annually in years 6 - 10 following the grant date. PSU awards granted in fiscal 2020 will be assessed annually in years 4-8 following the grant date. The fair value of the PSUs is based on a Monte Carlo simulation, and the resulting expense is recognized on an accelerated basis over the requisite service period.

During fiscal 2018, we issued supplemental performance share units ("supplemental PSUs") to certain members of management (excluding Robert Keane, our Chairman and CEO) that were incremental to our typical long-term incentive awards. The supplemental PSUs are subject to a three-year cumulative financial performance condition intended to provide a stretch goal for participants in addition to service vesting and share price performance conditions. The evaluation of achievement of the performance condition is at the discretion of the Compensation Committee and, therefore, the awards are subject to mark-to-market accounting throughout the performance vesting period. Beginning in the second quarter of fiscal 2018, we concluded that the achievement of the performance condition was probable and recognized $15,397 of expense cumulatively through the first quarter of fiscal 2019. In the second quarter of fiscal 2019, which is seasonally significant, we concluded that the achievement of the three-year cumulative performance condition was no longer probable, and we reversed the previously recognized expense of $15,397. As of June, 30, 2019 we continue to consider achievement of the performance condition to not be probable. If, in a future period, we determine that it is probable that the financial performance condition will be achieved based on our financial performance, we will cumulatively catch up the expense in that period.

A summary of our PSU activity and related information for the fiscal year ended June 30, 2019 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	680,763	119.04
Granted	226,220	176.16
Vested and distributed	—	—
Forfeited	(85,238)	140.40
Outstanding at the end of the period	821,745	132.55	$74,688

The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2019, 2018, and 2017 was $176.16, $115.02, and $123.51, respectively. The total intrinsic value of PSUs outstanding at the fiscal years ended June 30, 2019, 2018 and 2017 was $74,688, $98,683 and $35,452, respectively. As of June 30, 2019, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 2,054,363 shares.
Restricted share units

The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years. For awards with a performance condition, we recognize compensation cost on an accelerated basis over the requisite service period when achievement of the performance condition is deemed probable.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2019 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	209,868	$76.67
Granted	—	—
Vested and distributed	(54,669)	76.70
Forfeited	(145,003)	75.98
Unvested at the end of the period	10,196	$86.37	$927

The weighted average fair value of RSUs granted during the fiscal year ended June 30, 2017 was $97.25. We did not grant any RSUs during the fiscal year ended June 30, 2018 or 2019. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2019, 2018 and 2017 was $6,749, $11,581 and $21,130, respectively.
Restricted share awards
As part of our acquisition of Tradeprint during the first quarter of fiscal 2016, we issued 65,050 restricted ordinary shares. The fair value of the RSAs was determined based on our share price on the date of grant and is recognized as share-based compensation expense over the applicable service period. These awards vest over a 2 to 4 year period.

A summary of our RSA activity and related information for the fiscal year ended June 30, 2019 is as follows:

	RSAs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	8,291	$64.53
Granted	—	—
Vested and released	(4,146)	64.53
Forfeited	—	—
Unvested at the end of the period	4,145	$64.53	$377

Share-based compensation
Total share-based compensation costs were $21,716, $50,466 and $48,627 for the years ended June 30, 2019, 2018 and 2017, respectively, and we elected to recognize the impact of forfeitures as they occur.
From time to time we issue awards that are considered liability-based awards as they are settleable in cash. As of June 30, 2019, we have a liability-based award associated with our Printi LLC investment, of which the estimated settlement amount is zero. Refer to Note 15 for additional details.

Share-based compensation costs capitalized as part of software and website development costs were $1,141, $1,607 and $1,546 for the years ended June 30, 2019, 2018 and 2017, respectively.
As of June 30, 2019, there was $24,893 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.
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
We expensed $11,401, $11,723 and $11,691 for our government-mandated and defined contribution plans in the years ended June 30, 2019, 2018 and 2017, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2019 and 2018, the plan had an unfunded net pension obligation of approximately $1,525 and $1,268, respectively, and plan assets which totaled approximately $2,849 and $3,050, respectively. For the years ended June 30, 2019, 2018 and 2017 we recognized expense totaling $424, $55, and $1,191, respectively, related to our Swiss plan.

13. Income Taxes
The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2019	2018	2017
U.S.	$(10,879)	$9,183	$13,390
Non-U.S.	137,791	57,183	(92,707)
Total	$126,912	$66,366	$(79,317)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2019	2018	2017
Current:
U.S. Federal	$84	$446	$(1,144)
U.S. State	1,130	(117)	1,344
Non-U.S.	26,862	33,065	26,191
Total current	28,076	33,394	26,391
Deferred:
U.S. Federal	(1,347)	(6,673)	(1,999)
U.S. State	(183)	2,306	(1,497)
Non-U.S.	6,886	(9,449)	(30,013)
Total deferred	5,356	(13,816)	(33,509)
Total	$33,432	$19,578	$(7,118)

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	28.0%	35.0%
State taxes, net of federal effect	(1.0)	(2.4)	(0.1)
Tax rate differential on non-U.S. earnings	(7.2)	(1.3)	(15.5)
Change in tax residence	20.5	—	—
Tax on repatriated earnings	8.0	—	—
Irish foreign tax credit	(19.1)	—	—
U.S. tax reform	3.7	10.4	—
Compensation related items	0.7	(15.1)	7.4
Change in valuation allowance	(1.7)	6.7	(21.9)
Nondeductible acquisition-related payments	0.6	3.6	(18.0)
Changes to variable interest entities	(2.5)	—	—
Goodwill impairment	2.0	—	(1.6)
Changes to derivative instruments	4.5	—	—
Patent box (Italy)	(3.4)	—	—
Notional interest deduction (Italy)	(0.8)	(1.9)	5.0
Nondeductible interest expense	1.3	2.9	(1.3)
Tax credits and incentives	(3.6)	(4.8)	7.1
Net tax benefit on intellectual property transfer	—	—	13.8
Gain on sale of subsidiary	—	4.0	0.4
Other	3.3	(0.6)	(2.3)
Effective income tax rate	26.3%	29.5%	8.0%

On February 12, 2019, our parent company, Cimpress N.V., changed its residency from the Netherlands to Ireland. Cimpress N.V. remains incorporated in the Netherlands. However, effective from this date forward, Cimpress N.V. will be centrally managed and controlled in Ireland. In accordance with Irish tax law, and the applicable tax treaties, a company which is centrally managed and controlled in Ireland is regarded as resident in Ireland for taxation purposes. As of February 12, 2019, profits generated by Cimpress N.V. will be taxed in Ireland, accordingly. The change in residency did not have a material impact on our fiscal 2019 tax provision due to valuation allowances on a significant portion of our deferred tax assets in both jurisdictions. However, there is a significant change in how dividends received by Cimpress N.V. from its lower tier subsidiaries are treated for tax purposes. Historically, dividends received by Cimpress N.V. were generally free from income tax in the Netherlands, in accordance with the Dutch participation exemption rules. By contrast, in Ireland, such dividends will be immediately taxable to Cimpress N.V. subject to the availability of foreign tax credit relief. During fiscal 2019, Cimpress N.V. received dividends from various subsidiaries which are subject to tax in Ireland. However, the income tax owed on these dividends is entirely reduced by the availability of foreign tax credits resulting in no net income tax owed.

For the year ended June 30, 2019, our U.S. federal statutory tax rate was reduced from 28% to 21% as a result of the passage of U.S. tax reform during our second quarter of fiscal 2018. Our effective tax rate for the year was above our U.S. federal statutory tax rate primarily due to losses in certain jurisdictions for which we cannot recognize a tax benefit. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Austria, Canada, France, Germany, Ireland, Italy, Mexico, the Netherlands, Spain and Switzerland. The applicable tax rates in these jurisdictions range from 10% - 34%. The total tax rate benefit from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.

For the year ended June 30, 2019, our effective tax rate was 26.3% as compared to the prior year effective tax rate of 29.5%. The decrease in our effective tax rate as compared to the prior year is primarily due to a more favorable geographic mix on increased profits. In addition, we recognized "Patent Box" tax benefits of $4,260 granted to our Pixartprinting business in Italy. These impacts were offset by decreased share based compensation tax benefits of $1,539 as compared to $12,802 in fiscal 2018. Our fiscal year 2018 effective tax rate was higher than fiscal year 2017 due primarily to a less favorable geographic mix on increased profits, the unfavorable impact to our deferred tax assets as a result of U.S. tax reform, and the adoption of ASU 2016-16. If we had not adopted ASU 2016-16 in fiscal year 2018, tax expense would have been lower by $8,363. In addition, we recognized a reduction to our deferred tax assets of $4,908 related to expected future changes to our U.S. state apportionment. These impacts were offset by increased share based compensation tax benefits of $12,802 as compared to $8,003 in fiscal 2017.

In fiscal 2018, we adopted ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires the immediate recognition for income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. Under the prior accounting rules, any resulting gain or loss and immediate tax impact on an intra-entity transfer was eliminated and not recognized in the consolidated financial statements. Instead, the tax effects were deferred and recognized over the economic lives of the transferred assets. The adoption of ASU 2016-16 had a significant impact to our tax balances, primarily as it relates to transfers of intellectual property from subsidiaries within the Cimpress group to our subsidiary based in Switzerland. Our subsidiary based in Switzerland is entitled to amortize the fair market value of the intellectual property received over five years for Swiss tax purposes. Following the adoption of ASU 2016-16, we eliminated $24,573 of tax assets associated with the deferred tax costs of the transferor entities and recorded $18,710 of deferred tax assets for the unamortized value of intellectual property of our subsidiary in Switzerland, with a cumulative-effect adjustment to retained earnings of $5,863. The intellectual property amortization reduced our deferred tax asset and will no longer impact our effective tax rate in fiscal 2018 and beyond. The net tax benefit recognized under the prior accounting associated with the amortization of the intellectual property was $12,926 in fiscal year 2017 and is included in the line "Net tax benefit on intellectual property transfer" in the above tax rate reconciliation table.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2019 and 2018:

	Year Ended June 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$80,832	$94,925
Capital leases	30,166	27,980
Depreciation and amortization	3,314	3,211
Accrued expenses	7,286	6,023
Share-based compensation	11,241	17,194
Credit and other carryforwards	24,714	6,649
Derivative financial instruments	2,924	7,552
Other	3,167	3,206
Subtotal	163,644	166,740
Valuation allowance	(59,410)	(58,716)
Total deferred tax assets	104,234	108,024
Deferred tax liabilities:
Depreciation and amortization	(50,091)	(54,102)
IP installment obligation	—	(2,103)
Capital leases	(27,694)	(28,859)
Investment in flow-through entity	(3,078)	—
Tax on unremitted earnings	(5,145)	(4,592)
Derivative financial instruments	—	(1,034)
Other	(2,851)	(1,490)
Total deferred tax liabilities	(88,859)	(92,180)
Net deferred tax assets	$15,375	$15,844

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to $13,952 of Irish foreign tax credit carryforwards which do not expire, but for which management has determined it is more likely than not that these will not be utilized upon future repatriation. In addition, we generated losses in certain jurisdictions (mainly Brazil, China, Japan, the United Kingdom, and the United States) for which management has determined, based on current profitability projections, that it is more likely than not that these losses will not be utilized within the applicable carryforward periods available under local law. Offsetting the overall increase in the valuation allowance, we wrote-off deferred tax assets of $21,789 and the corresponding valuation allowance related to Cimpress N.V.'s Dutch net operating loss carryforwards as Cimpress N.V. is no longer a resident of the Netherlands for Dutch tax purposes. Also, a portion of our derivative financial instruments matured during fiscal 2019 resulting in an additional decrease to the valuation allowance.
We have recorded a full valuation allowance against $1,342 of deferred tax asset related to interest rate swaps for which management has determined, based on current profitability projections, that it is more likely than not that the deferred tax asset will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance has been recorded in Accumulated Other Comprehensive Loss on the balance sheet. Additionally, we have recorded a partial valuation allowance of $4,134 against a deferred tax asset related to U.S. state research and development credits for which management has determined that it is more likely than not that these credits will not be utilized within the applicable carryforward periods available under local law.
We have not recorded a valuation allowance against $38,004 of deferred tax asset associated with prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessment is reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of this deferred tax asset, and such change would result in an additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

No valuation allowance has been recorded against the majority of our deferred tax asset associated with share-based compensation charges at June 30, 2019. However, in the future, if the underlying awards expire, are released or are exercised with an intrinsic value less than the fair value of the awards on the date of grant, some or all of the benefit may not be realizable. Additionally, no valuation allowance has been recorded against the $2,924 deferred tax asset associated with interest rate derivative instruments that has been recorded in accumulated other comprehensive loss on the balance sheet.

Based on the weight of available evidence at June 30, 2019, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2019 is as follows:

Balance at June 30, 2018	$58,716
Charges to earnings (1)	(2,197)
Charges to other accounts (2)	2,891
Balance at June 30, 2019	$59,410

_________________
(1) Amount is primarily related to Irish foreign tax credits, U.S. state research and development credits and non-U.S. net operating losses.
(2) Amount is primarily related to acquired U.S. net operating losses, unrealized losses on interest rate swaps included in Accumulated Other Comprehensive Loss and a decrease in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes.
As of June 30, 2019, we had gross U.S. federal and state net operating losses of approximately $41,233 that expire on various dates from fiscal 2034 through fiscal 2039 or with unlimited carryforward. We had gross non-U.S. net operating loss and other carryforwards of $499,392, a significant amount of which begin to expire in fiscal 2021, with the remaining amounts expiring on various dates from fiscal 2020 through fiscal 2039 or with unlimited carryforward. In addition, we have $10,469 of tax credit carryforwards primarily related to U.S. federal and state research and development credits expiring on various dates beginning in fiscal 2030. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; and (ii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2019, no tax provision has been made for $32,591 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $8,000 to $9,000 at that time. A cumulative deferred tax liability of $5,145 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.
We currently benefit from various income tax holidays in certain jurisdictions. The tax holidays expire on various dates from April 30, 2020 through August 7, 2022. When the tax holidays expire, we will be subject to tax at rates ranging from 10% to 30%. As a result of the tax holidays, our net income was higher by $230 for fiscal 2019.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2016	$4,249
Additions based on tax positions related to the current tax year	632
Additions based on tax positions related to prior tax years	1,580
Reductions based on tax positions related to prior tax years	(30)
Reductions due to audit settlements	(1,048)
Balance June 30, 2017	5,383
Additions based on tax positions related to the current tax year	612
Additions based on tax positions related to prior tax years	93
Reductions based on tax positions related to prior tax years	(261)
Reductions due to audit settlements	(31)
Reductions due to lapse of statute of limitations	(1,105)
Cumulative translation adjustment	14
Balance June 30, 2018	4,705
Additions based on tax positions related to the current tax year	702
Additions based on tax positions related to prior tax years	201
Reductions based on tax positions related to prior tax years	(117)
Reductions due to lapse of statute of limitations	(763)
Cumulative translation adjustment	(7)
Balance June 30, 2019	$4,721

For the year ended June 30, 2019, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $4,430. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2019, 2018 and 2017 were $515, $448 and $384, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $400 to $800 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.
We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2018 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2013 through 2018 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.
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
14. Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key member of the business' management team owns a minority portion of the equity. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income (loss) in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity. We recognize redeemable noncontrolling interests at fair value on the sale or acquisition date and adjust to the redemption value on a periodic basis, if that amount exceeds the fair value. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value is offset to the net (income) loss attributable to noncontrolling interest in our consolidated statement of operations.

Redeemable Noncontrolling Interests
PrintBrothers
On December 20, 2018, we purchased the 12% equity interest of our WIRmachenDRUCK subsidiary that was held by members of the management team for €36,173 ($41,177 based on the exchange rate as of the redemption date).

During the fourth quarter of fiscal 2019, we sold a minority equity interest in each of the three businesses within our PrintBrothers reportable segment to members of the management team. We received proceeds of €50,173 ($57,046 based on the exchange rate on the date we received the proceeds) in exchange for an equity interest in each of the businesses ranging from 12% to 13%. As of June 30, 2019, we recognized the redeemable noncontrolling interest at fair value of $57,046. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. As of June 30, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required.

The Print Group

On April 15, 2015, we acquired 70% of the outstanding shares of Exagroup SAS. The remaining 30% was previously recognized as a redeemable noncontrolling equity interest, as it was redeemable in the future and not solely within our control. On June 14, 2019, the put option was exercised and we acquired the remaining 30% of the business for the fixed amount of €39,000 ($44,343 based on the exchange rate on the date of payment).

All Other Businesses

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of June 30, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required. Refer to Note 7 for additional details.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of June 30, 2019, the redemption value is less than the carrying value and therefore no adjustment has been made. Refer to Note 7 for additional details.

The following table presents the reconciliation of changes in our noncontrolling interests:

	Redeemable noncontrolling interests	Noncontrolling interest
Balance as of June 30, 2017	$45,412	$213
Net income attributable to noncontrolling interest	2,983	72
Proceeds from sale of noncontrolling interest	35,390	—
Foreign currency translation	2,366	—
Balance as of June 30, 2018	86,151	285
Proceeds from sale of noncontrolling interest (1)	57,046	—
Acquisition of noncontrolling interest (2)	9,061	—
Accretion to redemption value recognized in retained earnings (3)	7,133	—
Net loss attributable to noncontrolling interest	(1,566)	(6)
Distribution to noncontrolling interest	(3,375)	—
Purchase of noncontrolling interests (4)	(85,520)	—
Adjustment to additional-paid in capital for purchase of noncontrolling interest (4)	(2,714)	—
Foreign currency translation	(2,994)	29
Other adjustments (5)	(40)	(308)
Balance as of June 30, 2019	$63,182	$—

___________________
(1) During the fourth quarter of fiscal 2019, we sold a minority equity interest in each of the three businesses within the PrintBrothers reportable segment to members of the management team.
(2) Includes the noncontrolling interests related to our VIDA and BuildASign acquisitions. Refer to Note 7 for additional details.
(3) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value.
(4) During the second quarter of fiscal 2019, we purchased the WIRmachenDRUCK noncontrolling interest for $41,177, of which a similar equity interest was sold during the fourth quarter of fiscal 2019 to the management team of our PrintBrothers reportable segment, as described above. During the fourth quarter of fiscal 2019, we also purchased the remaining noncontrolling interest of our Exagroup business for $44,343. We recognized the difference between the carrying value of the noncontrolling interest and the amount paid, as part of additional paid-in capital, of $2,714.
(5) During the first quarter of fiscal 2019, we amended our agreement with one noncontrolling interest holder and agreed to put and call options related to their existing noncontrolling interest. As such, we reclassified the noncontrolling interest to redeemable noncontrolling interest since the exercise is not solely within our control.
15. Variable Interest Entity ("VIE")
Investment in Printi LLC
On August 7, 2014, we made a capital investment in Printi LLC, which operates in Brazil. This investment provided us access to a new market and the opportunity to drive longer-term growth in Brazil. The shareholders of Printi share profits and voting control on a pro-rata basis and as of June 30, 2019, we have a 53.7% equity interest in Printi.
For accounting purposes, of the remaining equity interests, 36.2% are liability-based equity awards and 10.1% are mandatorily redeemable noncontrolling interests. We agreed to acquire all of the remaining equity interests in Printi through a reciprocal put and call structure, contractually exercisable from April 1, 2021 through a mandatory redemption date of July 31, 2023. The liability-based equity awards represent Printi restricted equity held by Printi employees that are now fully vested and marked to market each reporting period until cash settlement. The mandatorily redeemable noncontrolling interest is within the scope of ASC 480 - "Distinguishing Liabilities from Equity" and is required to be presented as a liability on our consolidated balance sheet. We adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations. As of June 30, 2018, we estimated the redemption value of the liability-based equity awards and mandatorily redeemable noncontrolling interest to be $15,464 and $4,366, respectively. During the third quarter of fiscal 2019, we decreased the estimated redemption value of these liabilities to reflect our expectation to exercise our call option earlier than previously expected, and during the fourth quarter of fiscal 2019, we further reduced both liabilities to zero due to their recent underperformance and lower forecasted financial results which resulted in the goodwill impairment charge.

In May 2017, we entered into an arrangement with two Printi equity holders to provide loans, which represent prepayments for our future purchase of their equity interests. The loans are payable on the date the put or call option is exercised and the loan proceeds will be used to offset our purchase of their remaining outstanding equity interest, which also serves as collateral. As of June 30, 2019 and 2018, the net loan receivable including accrued interest was zero and $22,234, respectively. As discussed above, as of June 30, 2019 the collateral value of the related liabilities is estimated to have no value and therefore the equity interest was reduced to zero. As a result of the reduction in the liability, we recognized a full reserve against the gross loan receivables primarily through the reclassification of the related liabilities, as well as an immaterial expense recognized in our consolidated statement of operations.
16. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
During the fourth quarter of fiscal 2019, we revised our internal organizational and reporting structure resulting in changes to our Upload and Print reportable segment. Due to the organizational changes, our Upload and Print reportable segment have been split into two separate operating and reportable segments, PrintBrothers and The Print Group. These changes in reporting structure are intended to position leaders closer to operations of the businesses, to lower costs, and to drive culture, priorities and technologies that improve customer and financial outcomes. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
As of June 30, 2019, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:

•
Vistaprint - Includes the operations of our Vistaprint websites focused on the North America, Europe, Australia and New Zealand markets, and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies.

•	PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.

•	The Print Group - Includes the results of our Easyflyer, Exagroup, Pixartprinting, and Tradeprint businesses.

•	National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts.

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign, acquired on October 1, 2018, is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

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
For awards granted under our 2016 Performance Equity Plan, the PSU expense value is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within Central and corporate costs. All expense or benefit associated with our supplemental PSUs is recognized within Central and corporate costs.
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

	Year Ended June 30,
	2019	2018	2017
Revenue:
Vistaprint (1)	$1,472,671	$1,462,686	$1,310,975
PrintBrothers (2)	443,987	410,776	318,188
The Print Group (3)	325,872	320,473	270,425
National Pen (4)	348,409	333,266	112,712
All Other Businesses (5)	185,052	87,583	128,795
Total segment revenue	2,775,991	2,614,784	2,141,095
Inter-segment eliminations	(24,915)	(22,243)	(5,690)
Total consolidated revenue	$2,751,076	$2,592,541	$2,135,405

_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $12,617, $10,542, and $5,690 for the years ended June 30, 2019, 2018 and 2017, respectively.
(2) PrintBrothers segment revenues include inter-segment revenue of $1,227 and $2,068 for the years ended June 30, 2019 and 2018, respectively. No inter-segment revenue was recognized for the year ended June 30, 2017.
(3) The Print Group segment revenues include inter-segment revenue of $796, and $690 for the years ended June 30, 2019 and 2018, respectively. No inter-segment revenue was recognized for the year ended June 30, 2017.
(4) National Pen segment revenues include inter-segment revenue of $3,729 and $2,956 for the years ended June 30, 2019 and 2018 respectively. No inter-segment revenue was recognized for the year ended June 30, 2017.

(5) All Other Businesses segment revenues include inter-segment revenue of $6,546 and $5,987 for the years ended June 30, 2019 and 2018, respectively. No inter-segment revenue was recognized for the year ended June 30, 2017. Our All Other Businesses segment includes the revenue from our fiscal 2019 acquisitions, VIDA and BuildASign, from July 2, 2018 and October 1, 2018, respectively, as well as the Albumprinter business for a portion of the year ended June 30, 2018 (the sale completion date of August 31, 2017).

	Year Ended June 30, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
North America	$1,019,407	$—	$—	$179,425	$133,736	$1,332,568
Europe	370,801	442,760	325,076	134,381	2,966	1,275,984
Other	69,846	—	—	30,874	41,804	142,524
Inter-segment	12,617	1,227	796	3,729	6,546	24,915
Total segment revenue	1,472,671	443,987	325,872	348,409	185,052	2,775,991
Less: inter-segment elimination	(12,617)	(1,227)	(796)	(3,729)	(6,546)	(24,915)
Total external revenue	$1,460,054	$442,760	$325,076	$344,680	$178,506	$2,751,076

	Year Ended June 30, 2018
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
North America	$993,296	$—	$2,136	$170,745	$22,196	$1,188,373
Europe	383,715	408,708	317,647	132,352	15,104	1,257,526
Other	75,133	—	—	27,213	44,296	146,642
Inter-segment	10,542	2,068	690	2,956	5,987	22,243
Total segment revenue	1,462,686	410,776	320,473	333,266	87,583	2,614,784
Less: inter-segment elimination	(10,542)	(2,068)	(690)	(2,956)	(5,987)	(22,243)
Total external revenue	$1,452,144	$408,708	$319,783	$330,310	$81,596	$2,592,541

	Year Ended June 30, 2017
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
North America	$900,491	$—	$2,063	$62,614	$16,634	$981,802
Europe	338,021	318,188	268,362	39,693	81,219	1,045,483
Other	66,773	—	—	10,405	30,942	108,120
Inter-segment	5,690	—	—	—	—	5,690
Total segment revenue	1,310,975	318,188	270,425	112,712	128,795	2,141,095
Less: inter-segment elimination	(5,690)	—	—	—	—	(5,690)
Total external revenue	$1,305,285	$318,188	$270,425	$112,712	$128,795	$2,135,405

The following table includes segment profit (loss) by reportable segment, total income from operations and total income before income taxes.

	Year Ended June 30,
	2019	2018	2017
Segment profit (loss):
Vistaprint	$275,323	$241,479	$167,687
PrintBrothers	36,965	33,890	27,737
The Print Group	47,270	45,420	35,452
National Pen (1)	9,838	22,165	(2,225)
All Other Businesses	(29,637)	(34,620)	(31,307)
Total segment profit	339,759	308,334	197,344
Central and corporate costs	(106,805)	(131,400)	(118,093)
Acquisition-related amortization and depreciation	(53,526)	(50,149)	(46,402)
Earn-out related charges (2)	—	(2,391)	(40,384)
Share-based compensation related to investment consideration	(2,893)	(6,792)	(9,638)
Certain impairments and other adjustments (3)	(8,110)	—	(9,556)
Restructuring-related charges	(12,053)	(15,236)	(26,700)
Interest expense for Waltham, MA lease	7,235	7,489	7,727
Gain on the purchase or sale of subsidiaries (4)	—	47,945	—
Total income from operations	163,607	157,800	(45,702)
Other income (expense), net	26,476	(21,032)	10,362
Interest expense, net	(63,171)	(53,043)	(43,977)
Loss on early extinguishment of debt	—	(17,359)	—
Income before income taxes	$126,912	$66,366	$(79,317)

___________________
(1) During the first quarter of fiscal 2019, we adopted ASC 606, Revenue from Contracts with Customers, which is the new revenue standard described in Note 2 of the accompanying consolidated financial statements. We applied the new standard under the modified retrospective method, in which we did not apply the new standard to the prior comparable period. The adoption of the new standard had a positive impact on operating income and adjusted net operating profit of $295 for the year ended June 30, 2019, as compared to the prior comparative period. Direct mail advertising costs were previously capitalized and amortized over the customer response period (typically 3-4 months) and now costs are recognized when the direct mail is sent to the customers.
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

	Year Ended June 30,
	2019	2018	2017
Depreciation and amortization:
Vistaprint	$63,396	$65,311	$63,923
PrintBrothers	22,108	25,005	22,159
The Print Group	29,437	34,594	33,914
National Pen	21,642	21,546	10,269
All Other Businesses	22,673	9,609	15,074
Central and corporate costs	14,515	12,940	13,061
Total depreciation and amortization	$173,771	$169,005	$158,400

	Year Ended June 30,
	2019	2018	2017
Purchases of property, plant and equipment:
Vistaprint	$32,420	$35,265	$38,434
PrintBrothers	3,521	6,469	3,312
The Print Group	7,908	9,743	11,563
National Pen	8,346	6,565	3,714
All Other Businesses	17,396	1,680	12,735
Central and corporate costs	972	1,208	4,399
Total purchases of property, plant and equipment	$70,563	$60,930	$74,157

	Year Ended June 30,
	2019	2018	2017
Capitalization of software and website development costs:
Vistaprint	$25,725	$24,794	$23,624
PrintBrothers	1,787	1,836	2,658
The Print Group	2,327	2,174	1,515
National Pen	3,624	1,482	—
All Other Businesses	4,568	2,336	1,568
Central and corporate costs	10,621	8,225	7,942
Total capitalization of software and website development costs	$48,652	$40,847	$37,307

Enterprise Wide Disclosures

The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2019	2018	2017
United States	$1,361,438	$1,078,544	$901,061
Germany (1)	367,375	340,881	256,069
Other (2)	1,022,263	1,173,116	978,275
Total revenue	$2,751,076	$2,592,541	$2,135,405

	Year Ended June 30,
	2019	2018	2017
Physical printed products and other (3)	$2,700,167	$2,537,201	$2,076,564
Digital products/services	50,909	55,340	58,841
Total revenue	$2,751,076	$2,592,541	$2,135,405
__________________
(1) Our revenues within the German market exceeded 10% of our total consolidated revenue. Therefore we have presented Germany as a significant geographic area.
(2) Our other revenue includes the Netherlands, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following table sets forth long-lived assets by geographic area:

	June 30, 2019	June 30, 2018
Long-lived assets (1):
Netherlands	$73,601	$109,556
Canada	73,447	81,334
United States	57,118	45,709
Switzerland	57,488	52,523
Italy	43,203	42,514
Jamaica	21,267	21,720
Australia	20,749	22,418
France	18,533	20,131
Japan	17,768	19,117
Other	79,006	67,842
Total	$462,180	$482,864
___________________
(1) Excludes goodwill of $718,880 and $520,843, intangible assets, net of $262,701 and $230,201, build-to-suit lease assets of $124,408 and $111,926, and deferred tax assets of $59,906 and $67,087 as of June 30, 2019 and June 30, 2018, respectively.
17. Commitments and Contingencies
Lease Commitments
We have commitments under operating leases for our facilities that expire on various dates through 2030. Total lease expense, net of sublease income, for the years ended June 30, 2019, 2018 and 2017 was $18,159, $14,231, and $13,959, respectively.
We lease certain machinery and plant equipment, as well as buildings, under both capital and operating lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased buildings and equipment under capital leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2019, is $29,211, net of accumulated depreciation of $41,962; the present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2019 amounts to $26,705.

	Operating lease obligations	Build-to-suit lease obligation (1)	Capital lease obligation	Total lease obligations
2020	$30,269	$13,482	$11,468	$55,219
2021	22,849	13,836	6,414	43,099
2022	16,592	13,877	3,724	34,193
2023	12,553	12,426	2,544	27,523
2024	9,032	12,163	1,565	22,760
Thereafter	8,338	40,656	2,403	51,397
Total	$99,633	$106,440	$28,118	$234,191
__________
(1) Minimum payments relate to our Waltham and Dallas lease obligations, refer to Note 2 for additional details.
Purchase Obligations
At June 30, 2019, we had unrecorded commitments under contract of $71,600, including inventory and third-party fulfillment purchase commitments of $46,355 and third-party web services of $8,066. In addition, we had purchase commitments for production and computer equipment purchases of approximately $3,352, commitments for advertising campaigns of $603, professional and consulting fees of $1,140, and other unrecorded purchase commitments of $12,084.

Debt
The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2019 are as follows:

2020	$83,761
2021	72,439
2022	79,220
2023	397,380
2024	1,609
Thereafter	401,176
Total	$1,035,585

On January 7, 2019, we amended the terms of our senior secured credit facility, and we expanded the total capacity to $1,613,172 in the aggregate, which included $1,087,257 of revolving loans and $525,915 of term loans. The terms and covenants of the senior secured credit facility remain unchanged. Refer to Note 10 for additional details related to the amendment.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $2,396 in aggregate for the year ended June 30, 2019.
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

18. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. The restructuring charges included in our consolidated statement of operations for the years ended June 30, 2019, 2018 and 2017 were $12,054, $15,236 and $26,700, respectively.

During the year ended June 30, 2019, we recognized restructuring charges of $12,054, primarily related to a restructuring action within our Vistaprint business, resulting in $8,467 of charges. The Vistaprint action included changes to the leadership team, as well as other reductions in headcount and associated costs. We also incurred individually immaterial restructuring charges in The Print Group and All Other Businesses reportable segments, and Central and Corporate cost center of $2,223, $1,197, and $167 respectively. We expect some of these restructuring actions to result in additional charges during fiscal 2020, due to the use of estimates in recognizing the expense.

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

The following table summarizes the restructuring activity during the years ended June 30, 2019 and 2018:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2017	$4,602	$208	$4,810
Restructuring charges	15,236	—	15,236
Cash payments	(17,136)	(206)	(17,342)
Non-cash charges (1)	(1,317)	—	(1,317)
Accrued restructuring liability as of June 30, 2018	$1,385	$2	$1,387
Restructuring charges	11,057	997	12,054
Cash payments	(5,976)	(56)	(6,032)
Non-cash charges (1)	(3,421)	(776)	(4,197)
Accrued restructuring liability as of June 30, 2019	$3,045	$167	$3,212

___________________
(1) Non-cash charges primarily include acceleration of share-based compensation expenses.
19. Quarterly Financial Data (unaudited)

Year Ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$588,981	$825,567	$661,814	$674,714
Cost of revenue	302,471	411,496	342,700	344,677
Net income (loss)	(14,994)	69,037	6,242	33,195
Net income (loss) attributable to Cimpress N.V.	(14,639)	69,014	6,530	34,147
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$(0.47)	$2.24	$0.21	$1.11
Diluted	$(0.47)	$2.17	$0.21	$1.09

Year Ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$563,284	$762,054	$636,069	$631,134
Cost of revenue	283,755	360,285	319,209	316,550
Net income (loss)	23,406	30,623	(1,602)	(5,639)
Net income (loss) attributable to Cimpress N.V.	23,363	29,935	(2,265)	(7,300)
Net income (loss) per share attributable to Cimpress N.V.:
Basic	$0.75	$0.96	$(0.07)	$(0.24)
Diluted	$0.72	$0.93	$(0.07)	$(0.24)

Basic and diluted net income (loss) per share attributable to Cimpress N.V. are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The scope of management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2019 excluded an assessment of the internal control over financial reporting of BuildASign, which we acquired during fiscal 2019. The results of BuildASign are included in our 2019 consolidated financial statements and represent approximately 2% of consolidated total assets as of June 30, 2019, and approximately 4% of consolidated total revenue for the year ended June 30, 2019.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2019, as stated in their report included on pages 53-55.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders, which we refer to as our 2019 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2019. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2019 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors" and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2019 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2019 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2019 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see the Index to the Consolidated Financial Statements on page 52 of this Report.
(b) Exhibits.

Exhibit No.	Description
3.1	Articles of Association of Cimpress N.V., as amended, are incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2018
4.1
Senior Notes Indenture (including form of Notes), dated as of June 15, 2018, between Cimpress N.V., certain subsidiaries of Cimpress N.V. as guarantors thereto, and MUFG Union Bank, N.A., as trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 18, 2018

4.2	Description of registered securities of Cimpress N.V.
10.1*	2005 Non-Employee Directors’ Share Option Plan, as amended, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010
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

10.8*	Form of Share Award Agreement with certain former Cimpress directors is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018
10.9*	2016 Performance Equity Plan, as amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2018
10.10*	Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan
10.11*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.12*
Form of Performance Share Unit Agreement for members of our Board of Directors under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016

10.13*
Form of Supplemental Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017

10.14*	2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.15*	Form of Restricted Share Award Agreement under 2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.16*
Form of Indemnification Agreement between Cimpress N.V. and each of our executive officers and members of our Board of Directors is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 31, 2009

10.17*
Amended and Restated Executive Retention Agreement dated as of October 23, 2009 between Cimpress N.V. and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.18*
Form of Executive Retention Agreement between Cimpress N.V. and each of Peter Kelly, Donald LeBlanc, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.19*
Employment Agreement effective September 1, 2009 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

10.20*
Amendment No. 1 to Employment Agreement dated June 14, 2010 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.21*
Amendment No. 2 to Employment Agreement dated September 28, 2011 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

10.22*
Amendment No. 3 to Employment Agreement dated July 25, 2012 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012

10.23*
Amendment No. 4 to Employment Agreement dated September 1, 2013 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013

10.24*
Amendment No. 5 to Employment Agreement dated September 30, 2014 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014

10.25*
Amendment No. 6 to Employment Agreement dated September 30, 2015 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015

10.26*
Amendment No. 7 to Employment Agreement dated August 23, 2016 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.27*
Amendment No. 8 to Employment Agreement dated September 30, 2017 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017

10.28*
Amendment No. 9 to Employment Agreement dated July 31, 2018 between Cimpress USA Incorporated and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2018

10.29*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress N.V. and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.30*	Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress N.V. and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016
10.31*	Amended and Restated Employment Agreement dated December 9, 2016 between National Pen Co. LLC and Peter Kelly
10.32*	Repatriation Agreement and Termination of Relocation Services Agreement for Long-Term Assignment dated May 1, 2019 between Cimpress USA Incorporated and Maarten Wensveen
10.33*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Donald LeBlanc, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.34*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Donald LeBlanc, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.35*
Employment Agreement dated December 20, 2018 among Cornelis David Arends, Cimpress Investments B.V., and Cimpress N.V. is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on December 27, 2018

10.36*
Separation Agreement dated January 30, 2019 between Cimpress USA Incorporated and Katryn Blake is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on January 30, 2019

10.37
Call Option Agreement dated November 16, 2009 between Cimpress N.V. and Stichting Continuïteit Cimpress (formerly Stichting Continuïteit Vistaprint) is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2009

10.38
Amendment and Restatement Agreement dated as of July 13, 2017 among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.39
Amendment No. 1, dated as of June 14, 2018, among the Borrowers, as borrowers; the lenders named therein as lenders; and the Administrative Agent, as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 18, 2018

10.40
Amendment No. 2, dated as of January 7, 2019, among the Borrowers, as borrowers (the “Borrowers”); the financial institutions named therein; and the Administrative Agent, as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 8, 2019

10.41
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013 between the Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.42
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between Cimpress USA Incorporated, Vistaprint Limited, Cimpress Schweiz GmbH, and Vistaprint B.V., as Borrowers, and Cimpress USA Manufacturing Incorporated, National Pen Co. LLC, National Pen Tennessee LLC, NP Corporate Services LLC, Pixartprinting USA Incorporated, Vistaprint Corporate Solutions Incorporated, and Webs, Inc., as Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, between such Borrowers and Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

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
101
The following materials from this Annual Report on Form 10-K, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

__________________

*	Management contract or compensatory plan or arrangement
(c) Financial Statement Schedules.
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 9, 2019                         Cimpress N.V.

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder & Chief Executive Officer	August 9, 2019
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 9, 2019
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Lead Non-Executive Director	August 9, 2019
Sophie A. Gasperment
/s/ John J. Gavin Jr.	Non-Executive Director	August 9, 2019
John J. Gavin Jr.
/s/ Zachary S. Sternberg	Non-Executive Director	August 9, 2019
Zachary S. Sternberg
/s/ Scott Vassalluzzo	Non-Executive Director	August 9, 2019
Scott Vassalluzzo