Form 10-Q
period 2019-09-30
CIMPRESS N.V.
filed 2019-10-31
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 25, 2019, there were 27,898,571 Cimpress N.V. ordinary shares outstanding.

CIMPRESS N.V.
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIMPRESS N.V.
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$31,234	$35,279
Accounts receivable, net of allowances of $8,781 and $7,313, respectively	68,518	60,646
Inventory	82,282	66,310
Prepaid expenses and other current assets	87,161	78,065
Total current assets	269,195	240,300
Property, plant and equipment, net	362,045	490,755
Operating lease assets, net	176,677	—
Software and website development costs, net	70,090	69,840
Deferred tax assets	57,527	59,906
Goodwill	711,670	718,880
Intangible assets, net	245,514	262,701
Other assets	46,751	25,994
Total assets	$1,939,469	$1,868,376
Liabilities, noncontrolling interests and shareholders’ equity
Current liabilities:
Accounts payable	$182,858	$185,096
Accrued expenses	216,000	194,715
Deferred revenue	35,533	31,780
Short-term debt	63,136	81,277
Operating lease liabilities, current	36,274	—
Other current liabilities	12,714	27,881
Total current liabilities	546,515	520,749
Deferred tax liabilities	37,967	44,531
Long-term debt	1,164,696	942,290
Lease financing obligation	—	112,096
Operating lease liabilities, non-current	146,678	—
Other liabilities	53,708	53,716
Total liabilities	1,949,564	1,673,382
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	65,507	63,182
Shareholders’ equity:
Preferred shares, par value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, par value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 28,483,314 and 30,445,669 shares outstanding, respectively	615	615
Treasury shares, at cost, 15,597,313 and 13,634,958 shares, respectively	(969,833)	(737,447)
Additional paid-in capital	415,984	411,079
Retained earnings	560,596	537,422
Accumulated other comprehensive loss	(82,964)	(79,857)
Total shareholders' equity	(75,602)	131,812
Total liabilities, noncontrolling interests and shareholders’ equity	$1,939,469	$1,868,376
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Revenue	$633,959	$588,981
Cost of revenue (1)	325,665	302,471
Technology and development expense (1)	63,167	57,063
Marketing and selling expense (1)	160,917	182,788
General and administrative expense (1)	43,623	41,176
Amortization of acquired intangible assets	13,018	11,301
Restructuring expense (1)	2,190	170
Income (loss) from operations	25,379	(5,988)
Other income, net	15,674	10,252
Interest expense, net	(15,087)	(13,777)
Income (loss) before income taxes	25,966	(9,513)
Income tax expense	6,115	5,481
Net income (loss)	19,851	(14,994)
Add: Net loss attributable to noncontrolling interest	180	355
Net income (loss) attributable to Cimpress N.V.	$20,031	$(14,639)
Basic net income (loss) per share attributable to Cimpress N.V.	$0.67	$(0.47)
Diluted net income (loss) per share attributable to Cimpress N.V.	$0.66	$(0.47)
Weighted average shares outstanding — basic	29,747,035	30,883,617
Weighted average shares outstanding — diluted	30,529,472	30,883,617
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2019	2018
Cost of revenue	$88	$115
Technology and development expense	1,734	2,208
Marketing and selling expense	(1,311)	1,363
General and administrative expense	4,239	5,230
Restructuring expense	664	—

See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited in thousands)

	Three Months Ended September 30,
	2019	2018
Net income (loss)	$19,851	$(14,994)
Other comprehensive income (loss), net of tax:
Foreign currency translation losses, net of hedges	(1,560)	(2,545)
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(7,188)	610
Amounts reclassified from accumulated other comprehensive loss to net income (loss) on derivative instruments	4,151	803
Comprehensive income (loss)	15,254	(16,126)
Add: Comprehensive loss attributable to noncontrolling interests	1,670	715
Total comprehensive income (loss) attributable to Cimpress N.V.	$16,924	$(15,411)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
Restricted share units vested, net of shares withheld for taxes	—	—	20	64	(1,533)	—	—	(1,469)
Grant of restricted share awards	—	—	(2)	(288)	—	—	—	(288)
Share-based compensation expense	—	—	—	—	8,856	—	—	8,856
Net loss attributable to Cimpress N.V.	—	—	—	—	—	(14,639)	—	(14,639)
Adoption of new accounting standard	—	—	—	—	—	(3,246)	—	(3,246)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	1,413	1,413
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,185)	(2,185)
Balance at September 30, 2018	44,080	$615	(13,188)	$(685,801)	$403,005	$434,871	$(70,586)	$82,104

Balance at June 30, 2019	44,080	$615	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
Restricted share units vested, net of shares withheld for taxes	—	—	4	87	(259)	—	—	(172)
Grant of restricted share awards	—	—	(2)	(187)	—	—	—	(187)
Share-based compensation expense	—	—	—	—	5,164	—	—	5,164
Purchase of ordinary shares	—	—	(1,964)	(232,286)	—	—	—	(232,286)
Net income attributable to Cimpress N.V.	—	—	—	—	—	20,031	—	20,031
Adoption of new accounting standards	—	—	—	—	—	3,143	—	3,143
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(3,037)	(3,037)
Foreign currency translation, net of hedges	—	—	—	—	—	—	(70)	(70)
Balance at September 30, 2019	44,080	$615	(15,597)	$(969,833)	$415,984	$560,596	$(82,964)	$(75,602)
See accompanying notes.

CIMPRESS N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$19,851	$(14,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,535	40,718
Share-based compensation expense	5,414	8,916
Deferred taxes	(960)	(3,963)
Unrealized gain on derivatives not designated as hedging instruments included in net income (loss)	(14,527)	(5,766)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	5,028	(2,856)
Other non-cash items	1,365	745
Changes in operating assets and liabilities:
Accounts receivable	(6,595)	(7,291)
Inventory	(6,410)	(11,316)
Prepaid expenses and other assets	737	783
Accounts payable	(11,038)	1,586
Accrued expenses and other liabilities	27,505	15,658
Net cash provided by operating activities	62,905	22,220
Investing activities
Purchases of property, plant and equipment	(14,193)	(21,026)
Business acquisitions, net of cash acquired	(4,272)	(18,000)
Purchases of intangible assets	—	(22)
Capitalization of software and website development costs	(12,471)	(11,233)
Proceeds from the sale of assets	670	318
Other investing activities	903	395
Net cash used in investing activities	(29,363)	(49,568)
Financing activities
Proceeds from borrowings of debt	277,785	245,096
Payments of debt	(74,392)	(206,692)
Payments of debt issuance costs	—	(1,458)
Payments of withholding taxes in connection with equity awards	(359)	(1,766)
Payments of finance lease obligations	(2,719)	(4,182)
Purchase of ordinary shares	(231,883)	—
Other financing activities	(1,437)	645
Net cash (used in) provided by financing activities	(33,005)	31,643
Effect of exchange rate changes on cash	(4,582)	(454)
Net (decrease) increase in cash and cash equivalents	(4,045)	3,841
Cash and cash equivalents at beginning of period	35,279	44,227
Cash and cash equivalents at end of period	$31,234	$48,068

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,384	$7,549
Income taxes	4,472	5,449
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation	—	2,825
Property and equipment acquired under finance leases	—	3,565
Amounts accrued related to business acquisitions	2,645	5,832
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
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included.     Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or for any other period.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2019. There have been no material changes to our significant accounting policies during the three months ended September 30, 2019, except the adoption of the new lease accounting standard, as discussed below.
Share-based Compensation

Total share-based compensation expense was $5,414 and $8,916 for the three months ended September 30, 2019 and 2018, respectively.

During fiscal 2018, we issued supplemental performance share units ("supplemental PSUs") to certain members of management (excluding Robert Keane, our Chairman and CEO) that were incremental to our typical long-term incentive awards. The supplemental PSUs are subject to a three-year cumulative financial performance condition intended to provide a stretch goal for participants in addition to service vesting and share price performance conditions. During the three months ended September 30, 2018 we recognized $1,894 of share-based compensation expense related to supplemental PSUs and we subsequently reversed this expense in the second quarter of fiscal 2019, as we concluded the achievement of the three-year performance condition was no longer probable. As of September 30, 2019 we continue to believe the awards are not probable of achievement. If, in a future period, we determine that it is probable that the financial performance condition will be achieved based on our financial performance, we will cumulatively catch up the expense in that period.

Other Income, Net
The following table summarizes the components of other income, net:

	2019	2018
Gains on derivatives not designated as hedging instruments (1)	$19,357	$7,373
Currency-related (losses) gains, net (2)	(3,412)	2,097
Other (losses) gains	(271)	782
Total other income, net	$15,674	$10,252

_____________________
(1) Primarily relates to both realized and unrealized gains (losses) on derivative currency forward and option contracts not designated as hedging instruments.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related (losses) gains, net for the three months ended September 30, 2019 and 2018 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. The unrealized gain related to cross-currency swaps was $4,678 for the three months ended September 30, 2019 while we had an unrealized loss of $837 for the three months ended September 30, 2018.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2019	2018
Weighted average shares outstanding, basic	29,747,035	30,883,617
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	782,437	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress N.V.	30,529,472	30,883,617
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress N.V. (1)	—	1,222,905
_____________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, and RSAs is not included as they are anti-dilutive.
Lease Accounting
Lease accounting - adoption of ASC 842

On July 1, 2019, we adopted ASC 842, Leases, using a modified retrospective transition approach. Under the modified retrospective approach, we recognized any cumulative impacts as of the adoption date within retained earnings on our consolidated balance sheet. We did not adjust the prior comparable period. Additionally, as part of our transition, we elected several practical expedients that streamlined the transition to the new guidance whereby we did not reassess the following:

•	whether a lease under the prior standard continues to meet the definition of a lease under the new standard;

•	whether the application of the new standard would have an impact on the classification of our existing leases, with the exception of our build-to-suit leases; and

•	the existence of any initial direct costs associated with our leases.

We also elected the practical expedient to account for our lease components as a single lease component rather than separating them into lease and nonlease components, which would have resulted in recognizing only the lease components in the measurement of our lease assets and liabilities.

We elected the short-term lease exception policy, permitting us to not apply the recognition requirements of ASC 842 to short-term leases, which are defined as leases with a term of twelve months or less. Short-term leases are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We determine the lease term by including the exercise of renewal options that are considered reasonably certain at lease inception.

The following table summarizes the cumulative effect of adopting the new lease standard as of the adoption date of July 1, 2019:

Consolidated Balance Sheet	As reported at June 30, 2019	ASC 842 adjustments	Adjusted balance at July 1, 2019
Assets
Prepaid expenses and other current assets	$78,065	$(59)	$78,006
Property, plant and equipment, net	490,755	(121,254)	369,501
Operating lease assets, net	—	169,668	169,668
Deferred tax assets	59,906	(817)	59,089
Liabilities and Shareholders' Equity
Operating lease liabilities, current	$—	$37,342	$37,342
Other current liabilities	27,881	(12,569)	15,312
Lease financing obligation	112,096	(112,096)	—
Operating lease liabilities, non-current	—	139,041	139,041
Other liabilities	53,716	(7,169)	46,547
Retained earnings	537,422	2,989	540,411

The new standard impacted the classification of our build-to-suit leases for our Waltham, Massachusetts and Dallas, Texas building leases, which under the new standard resulted in a change of their classification to operating leases. On July 1, 2019, we de-recognized the existing lease assets included within property, plant and equipment, net of $121,254, the related lease financing obligations of $124,665, and associated deferred rent of $418. This change resulted in an $817 decrease to deferred tax assets and a net increase to retained earnings of $2,989. In addition, on July 1, 2019, we recognized operating lease assets of $169,668 and operating lease liabilities of $176,383, inclusive of our Waltham, Massachusetts lease which commenced prior to the transition date. The difference between the operating lease assets and liabilities resulted from the reclassification of deferred rent and tenant allowance balances presented in other financial statement lines of the consolidated balance sheet, which are now included in the operating lease assets.

For the first quarter of fiscal year 2020, the change in lease classification for our build-to-suit leases resulted in a reduction to operating income within our consolidated statement of operations of $1,860, with a corresponding decrease to interest expense, net. In our consolidated statement of cash flows, the change in classification resulted in a decrease to cash from operating activities and increase to cash from financing activities of $989. Other than the impact from our build-to-suit leases, the new standard did not have a material impact on our consolidated statement of operations and consolidated statement of cash flows. Refer to Note 13 for additional lease disclosure.

Lease accounting policy

We determine if an arrangement contains a lease at contract inception. We consider an arrangement to be a lease if it conveys the right to control an identifiable asset for a period of time.

Lease right-of-use ("ROU") assets and liabilities for operating and finance leases are recognized based on the present value of the future lease payments over the lease term at lease commencement date. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Our incremental borrowing rate approximates the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. ROU assets also include any lease payments made at or before the lease commencement, as well as any initial direct costs incurred. Lease incentives received from the lessor are recognized as a reduction to the ROU asset. Variable lease payments are excluded from the operating lease assets and lease liabilities and recognized in the period in which the obligation for those payments is incurred.

Our initial determination of the lease term is based on the facts and circumstances that exist at lease commencement. The lease term may include the effect of options to extend or terminate the lease when it is reasonably certain that those options will be exercised. We consider these options reasonably certain to be exercised based on our assessment of economic incentives, including the fair market rent for equivalent properties under similar terms and conditions, the costs of relocating, the availability of comparable replacement assets, and any related disruption to operations that would be experienced by not renewing the lease.

Operating leases are included in operating lease assets and current and non-current operating lease liabilities in the consolidated balance sheets. Finance lease assets are included in property, plant, and equipment, net, and the related liabilities are included in other current liabilities and other liabilities in the consolidated balance sheets.

We also have leases of equipment and real estate which we have subleased to third parties, making us the lessor. Most of these subleases meet the criteria for operating lease classification and the related sublease income is recognized on a straight-line basis over the lease term within the consolidated statement of operations. To a lesser extent, we have leases in which we are the lessees and classify the leases as finance leases and we have subleased the asset under similar terms, resulting in their classification as direct financing leases. For direct financing leases, we recognize a sublease receivable within prepaid expenses and other current assets and other assets.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard would be effective on July 1, 2020 and we early adopted new standard on July 1, 2019. The standard did not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815)," (ASU 2017-12), which better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities. We adopted the amendment on its effective date of July 1, 2019. The standard requires a modified retrospective transition approach, and we recognized the cumulative effect of the change within shareholders' equity as of the date of adoption.
Upon transitioning to the new standard on July 1, 2019, we reversed the cumulative effect of expense previously recognized in earnings for the ineffective portion of our interest rate swap contracts, which resulted in an adjustment to retained earnings and accumulated other comprehensive loss within our consolidated balance sheet of $153, net of tax. We will prospectively recognize any ineffectiveness associated with any effective and designated cash flow hedges within accumulated other comprehensive loss, rather than in earnings. These changes did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases. The standard also retains a distinction between finance leases and operating leases. We adopted the standard on its effective date of July 1, 2019. Refer to the information above for additional details of the adoption.

Issued Accounting Standards to be Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 "Financial Instruments—Credit Losses (Topic 326)" (ASU 2016-13), which introduces a new accounting model for recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses. The standard is effective for us on July 1, 2020. We do not expect the effect of ASU 2016-13 to have a material impact on our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$5,924	$—	$5,924	$—
Currency forward contracts	36,072	—	36,072	—
Currency option contracts	8,665	—	8,665	—
Total assets recorded at fair value	$50,661	$—	$50,661	$—

Liabilities
Interest rate swap contracts	$(18,390)	$—	$(18,390)	$—
Total liabilities recorded at fair value	$(18,390)	$—	$(18,390)	$—

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$144	$—	$144	$—
Currency forward contracts	15,268	—	15,268	—
Currency option contracts	4,765	—	4,765	—
Total assets recorded at fair value	$20,177	$—	$20,177	$—

Liabilities
Interest rate swap contracts	$(12,895)	$—	$(12,895)	$—
Cross-currency swap contracts	(915)	—	(915)	—
Currency forward contracts	(2,486)	—	(2,486)	—
Currency option contracts	(42)	—	(42)	—
Total liabilities recorded at fair value	$(16,338)	$—	$(16,338)	$—

During the quarter ended September 30, 2019 and year ended June 30, 2019, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2019 and June 30, 2019, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of September 30, 2019 and June 30, 2019 the carrying value of our debt, excluding debt issuance costs and debt discounts, was $1,239,222 and $1,035,585, respectively, and the fair value was $1,256,305 and $1,045,334, respectively. Our debt at September 30, 2019 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.

4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. On July 1, 2019, we adopted the new hedge accounting standard, in which we no longer recognize the ineffective portion of an effective hedge within earnings, rather any ineffectiveness associated with any effective and designated hedge is recognized within accumulated other comprehensive loss. Refer to Note 2 for additional details.
The change in the fair value of derivatives not designated as hedges is recognized directly in earnings as a component of other income, net.
Hedges of Interest Rate Risk
We enter into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to a portion of our debt. Our objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. We designate our interest rate swaps as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings as a component of interest expense, net.
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of September 30, 2019, we estimate that $2,887 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2020. As of September 30, 2019, we had nine outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2019	$500,000
Contracts with a future start date	—
Total	$500,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. Dollar. As of September 30, 2019, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $124,808, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30, 2019, we estimate that $3,332 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2020.

Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. Dollar.
As of September 30, 2019, we had nine currency forward contracts designated as net investment hedges with a total notional amount of $294,991, maturing during various dates through April 2024. We entered into these contracts to hedge the risk of changes in the U.S. Dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2019 and 2018, we have experienced volatility within other income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2019, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$660,880	November 2017 through September 2019	Various dates through October 2024	653	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2019 and June 30, 2019. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(18,390)	$—	$(18,390)
Cross-currency swaps	Other current assets	5,924	—	5,924	Other current liabilities	—	—	—
Derivatives in net investment hedging relationships
Currency forward contracts	Other non-current assets	14,835	—	14,835	Other current liabilities / other liabilities	—	—	—
Total derivatives designated as hedging instruments		$20,759	$—	$20,759		$(18,390)	$—	$(18,390)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$22,412	$(1,175)	$21,237	Other current liabilities / other liabilities	$—	$—	$—
Currency option contracts	Other current assets / other assets	8,666	(1)	8,665	Other current liabilities / other liabilities	—	—	—
Total derivatives not designated as hedging instruments		$31,078	$(1,176)	$29,902		$—	$—	$—

	June 30, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$144	$—	$144	Other current liabilities / other liabilities	$(12,895)	$—	$(12,895)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(915)	—	(915)
Derivatives in net investment hedging relationships
Currency forward contracts	Other non-current assets	4,514	—	4,514	Other liabilities	(2,397)	—	(2,397)
Total derivatives designated as hedging instruments		$4,658	$—	$4,658		$(16,207)	$—	$(16,207)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$11,865	$(1,111)	$10,754	Other current liabilities / other liabilities	$(127)	$38	$(89)
Currency option contracts	Other current assets / other assets	4,793	(28)	4,765	Other current liabilities / other liabilities	(42)	—	(42)
Total derivatives not designated as hedging instruments		$16,658	$(1,139)	$15,519		$(169)	$38	$(131)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three months ended September 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Comprehensive Income (Loss) on Derivatives
	Three Months Ended September 30,
	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps (1)	$(4,590)	$872
Cross-currency swaps	(2,598)	(262)
Derivatives in net investment hedging relationships
Cross-currency swaps	—	1,790
Currency forward contracts	12,718	1,886
Total	$5,530	$4,286
___________________
(1) Upon transitioning to the new hedge accounting standard on July 1, 2019, we reversed the cumulative effect of expense recognized for the ineffective portion of our interest rate swap contracts, which resulted in an adjustment to accumulated other comprehensive loss of $153, net of tax, which is included within the interest rate swap loss recognized for the three months ended September 30, 2019.

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2019 and 2018:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps	$(30)	$(169)	Interest expense, net
Cross-currency swaps	5,564	1,240	Other income, net
Total before income tax	5,534	1,071	Income before income taxes
Income tax	(1,383)	(268)	Income tax expense
Total	$4,151	$803

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period.

	Amount of Gain (Loss) Recognized in Net Income (Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2019	2018
Currency contracts	$19,357	$7,373	Other income, net
Interest rate swaps (1)	—	204	Other income, net
Total	$19,357	$7,577

_____________________
(1) Upon our adoption of the new hedge accounting standard on July 1, 2019, we prospectively recognize any ineffectiveness associated with any effective and designated hedges within accumulated other comprehensive loss, rather than in earnings.
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $1,929 for the three months ended September 30, 2019:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2019	$(11,282)	$(204)	$(68,371)	$(79,857)
Other comprehensive loss before reclassifications	(7,188)	—	(70)	(7,258)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	4,151	—	—	4,151
Net current period other comprehensive loss	(3,037)	—	(70)	(3,107)
Balance as of September 30, 2019	$(14,319)	$(204)	$(68,441)	$(82,964)

________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2019 and June 30, 2019, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $11,987 and unrealized losses of $731, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2019 and June 30, 2019 was as follows:

	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other Businesses	Total
Balance as of June 30, 2019	$145,961	$124,089	$198,363	$34,434	$216,033	$718,880
Acquisitions (1)	—	6,879	—	—	—	6,879
Adjustments (2)	3,919	—	—	—	(3,919)	—
Effect of currency translation adjustments (3)	(1,962)	(4,667)	(7,460)	—	—	(14,089)
Balance as of September 30, 2019	$147,918	$126,301	$190,903	$34,434	$212,114	$711,670
_________________
(1) During the first quarter of fiscal 2020, we recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment.
(2) Due to changes in the composition of our reportable segments during the first quarter of fiscal 2020, we reclassified the goodwill associated with our Vistaprint Corporate Solutions reporting unit from All Other Businesses to our Vistaprint reportable segment. Refer to Note 12 for additional details on the changes in our reportable segments.
(3) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2019	June 30, 2019
Compensation costs	$55,448	$58,864
Income and indirect taxes	44,660	40,102
Advertising costs	33,134	22,289
Shipping costs	11,035	7,275
Interest payable	9,073	2,271
Production costs	8,649	9,261
Sales returns	5,879	5,413
Purchases of property, plant and equipment	2,430	2,358
Professional fees	2,363	2,786
Other	43,329	44,096
Total accrued expenses	$216,000	$194,715

Other current liabilities included the following:

	September 30, 2019	June 30, 2019
Current portion of finance lease obligations	$10,255	$10,668
Current portion of lease financing obligation (1)	—	12,569
Short-term derivative liabilities	1,161	1,628
Other	1,298	3,016
Total other current liabilities	$12,714	$27,881
___________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, our Waltham, Massachusetts lease, which was previously classified as build-to-suit, is now classified as an operating lease and therefore the lease financing obligation has been de-recognized. Refer to Note 2 for additional details.

Other liabilities included the following:

	September 30, 2019	June 30, 2019
Long-term finance lease obligations	$21,006	$16,036
Long-term derivative liabilities	18,400	15,886
Other	14,302	21,794
Total other liabilities	$53,708	$53,716

8. Debt

	September 30, 2019	June 30, 2019
Senior secured credit facility	$822,681	$621,224
7.0% Senior unsecured notes due 2026	400,000	400,000
Other	16,541	14,361
Debt issuance costs and debt discounts	(11,390)	(12,018)
Total debt outstanding, net	1,227,832	1,023,567
Less: short-term debt (1)	63,136	81,277
Long-term debt	$1,164,696	$942,290

_____________________
(1) Balances as of September 30, 2019 and June 30, 2019 are inclusive of short-term debt issuance costs and debt discounts of $2,419 for both periods presented.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2019, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
As of September 30, 2019, we had a committed credit facility of $1,578,662 as follows:

•	Revolving loans of $1,087,257 with a maturity date of June 14, 2023

•	Term loans of $491,405 amortizing over the loan period, with a final maturity date of June 14, 2023
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of September 30, 2019, the weighted-average interest rate on outstanding borrowings was 3.51%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of September 30, 2019.
Indenture and Senior Unsecured Notes
On June 15, 2018, we completed a private placement of $400,000 in aggregate principal amount of 7.0% senior unsecured notes due 2026 (the “2026 Notes”). We issued the 2026 Notes pursuant to a senior notes indenture dated as of June 15, 2018, among Cimpress N.V., our subsidiary guarantors, and MUFG Union Bank, N.A., as trustee. We used the net proceeds from the 2026 Notes during fiscal 2018 to redeem all of the outstanding 7.0% senior unsecured notes due 2022, repay a portion of the indebtedness outstanding under our revolving credit facility and pay all related fees and expenses.
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
We have the right to redeem, at any time prior to June 15, 2021, some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the indenture, plus, accrued and unpaid interest to, but not including, the redemption date. In addition, we have the right to redeem, at any time prior to June 15, 2021, up to 40% of the aggregate outstanding principal amount of the 2026 Notes at a redemption price equal to 107% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. At any time on or after June 15, 2021, we may redeem some or all of the Notes at the redemption prices specified in the indenture, plus accrued and unpaid interest to, but not including, the redemption date.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2019 and June 30, 2019 we had $16,541 and $14,361, respectively, outstanding for those obligations that are payable through March 2025.
9. Income Taxes

Our income tax expense was $6,115 and $5,481 for the three months ended September 30, 2019 and 2018, respectively. The increase in tax expense is primarily attributable to increased pre-tax income for the three months ended September 30, 2019 as compared to the same prior year period. In addition, during the three months ended September 30, 2018, we recognized a decrease in deferred tax assets of $5,574 related to Notice 2018-68 issued by the United States Internal Revenue Service, which provided guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal 2020 as compared to fiscal 2019 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (TRAF), which will be effective as of January 1, 2020. The TRAF legislation provides a framework for the cantons of Switzerland to modify their existing tax laws. Changes in cantonal tax law will be applicable to taxpayers only at the conclusion of both the federal and cantonal legislative processes, despite the fact that the federal framework law sets forth required changes to cantonal law. On September 1, 2019, voters in the canton of Zurich approved the cantonal implementation of TRAF. However, the official results of the Zurich referendum had not been published as of September 30, 2019. As such, TRAF is not considered enacted as of September 30, 2019.

TRAF requires the abolishment of various favorable federal and cantonal tax regimes. TRAF also provides transitional relief measures, various tax benefits such as a patent box regime, and discretionary cantonal statutory tax rate reductions. While TRAF provides a variety of transitional measures and potential tax incentives to taxpayers, TRAF imposes a limitation whereby taxpayers can only eliminate up to 70% of their cantonal tax liability. We expect TRAF to be enacted in the quarter ending December 31, 2019, at which point we will remeasure our existing Swiss deferred tax assets and liabilities and establish new Swiss deferred tax assets related to transitional relief measures. We expect this will result in a material tax benefit in the quarter of enactment, but are unable to quantify the benefit at this time.

As of September 30, 2019, we had unrecognized tax benefits of $5,300, including accrued interest and penalties of $498. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire amount of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $400 to $800 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2019 remain open for examination by the IRS and the years 2013 through 2019 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable Noncontrolling Interests
PrintBrothers
During the fourth quarter of fiscal 2019, we sold a minority equity interest in each of the three businesses within our PrintBrothers reportable segment to members of the management team. We received proceeds of €50,173 ($57,046 based on the exchange rate on the date we received the proceeds) in exchange for an equity interest in each of the businesses ranging from 12% to 13%. As of June 30, 2019, we recognized the redeemable noncontrolling interest at fair value of $57,046. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. As of September 30, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required.
All Other Businesses

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of September 30, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of September 30, 2019, the redemption value is less than the carrying value and therefore no adjustment has been made.

The following table presents the reconciliation of changes in our noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2019	$63,182
Acquisition of noncontrolling interest (1)	3,995
Net loss attributable to noncontrolling interest	(180)
Foreign currency translation	(1,490)
Balance as of September 30, 2019	$65,507

___________________
(1) During the first quarter of fiscal 2020, we acquired majority equity interests related to two immaterial businesses within our PrintBrothers reportable segment.
11. Variable Interest Entity ("VIE")
Investment in Printi LLC
As of September 30, 2019, we have a 53.7% equity interest in Printi LLC, which operates in Brazil, and the shareholders of Printi share profits and voting control on a pro-rata basis. We agreed to acquire all of the remaining equity interests in Printi through a reciprocal put and call structure, contractually exercisable from April 1, 2021 through a mandatory redemption date of July 31, 2023. This contractual obligation is presented as a liability on our consolidated balance sheet and we adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations. As of September 30, 2019 and June 30, 2019, the carrying value of these liabilities is zero, based on their estimated redemption values.
In May 2017, we entered into an arrangement with two Printi equity holders to provide loans, which represent prepayments for our future purchase of their equity interests. The loans are payable on the date the put or call option is exercised and the loan proceeds will be used to offset our purchase of their remaining outstanding equity interest, which also serves as collateral. As of September 30, 2019 and June 30, 2019 the net loan receivable including accrued interest was zero, since the collateral value of the related liabilities is estimated to have no value.
12. Segment Information
Reportable Segment Change
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
During the first quarter of fiscal 2020, we revised our internal organizational and reporting structure leading to changes in our Vistaprint and All Other Businesses reportable segments. Our Vistaprint Corporate Solutions, Vistaprint India, and Vistaprint Japan businesses, which were previously aggregated based on materiality in our All Other Businesses, are now directly managed within the Vistaprint business. These businesses are close derivatives or adjacencies of the Vistaprint business and leverage the Vistaprint brand, customers, technology, and/or other assets. This change in reporting structure will position them closer to the Vistaprint operations, capabilities, and resources. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
As of September 30, 2019, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:

•
Vistaprint - Includes the operations of our global Vistaprint websites and our Webs-branded business, which is managed with the Vistaprint-branded digital business in the previously listed geographies. Also included is our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses.

•	PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.

•	The Print Group - Includes the results of our Easyflyer, Exagroup, Pixartprinting, and Tradeprint businesses.

•	National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts.

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

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
Segment Profit Change
During the first quarter of fiscal 2020, we changed our segment profitability measure to an adjusted EBITDA metric. The financial metric that we use to hold our businesses accountable on an annual basis is unlevered free cash flow. Historically, we have reported segment profit based on adjusted net operating profit; however, this is not a direct input to unlevered free cash flow. We believe this change simplifies both our internal and external reporting, while also increasing the focus on a profitability metric that is a direct input into our internal operating measure, to our steady-state free cash flow analysis that we report annually and to our estimates of intrinsic value per share.
The primary difference between the segment profit we previously reported and the revised metric is depreciation and amortization. The prior adjusted NOP-based metric only removed amortization of acquired intangibles, and the new segment EBITDA metric removes all depreciation and amortization, except for depreciation expense related to our Waltham, Massachusetts lease, which we treat in our historical results as operating expense. The new segment EBITDA metric does include the cost of long-term incentive programs, including share-based compensation, just as the prior adjusted NOP-based metric.
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
Our definition of segment EBITDA is GAAP operating income excluding certain items, such as depreciation and amortization (with the exception of depreciation expense associated with our Waltham, Massachusetts lease for periods prior to our adoption of the new leasing standard on July 1, 2019), expense recognized for contingent earn-out related charges including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. For historical periods presented, a portion of the interest expense associated with our Waltham, Massachusetts lease is included as expense in segment EBITDA and allocated based on headcount to the appropriate business or corporate and global function. The interest expense represents a portion of the cash rent payment and is considered an operating expense for purposes of measuring our segment performance. Beginning in fiscal 2020, as part of our adoption of the new leasing standard, the accounting treatment for our Waltham, Massachusetts lease has changed to an operating lease, so the expense associated with this lease is reflected in operating income and no longer requires an adjustment to segment EBITDA. We do not allocate non-operating income, including realized gains and losses on currency hedges, to our segment results.
Our All Other Businesses reportable segment includes businesses that have operating losses as they are in the early stage of investment relative to the scale of the underlying businesses, which may limit its comparability to other segments regarding segment EBITDA.
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

	Three Months Ended September 30,
	2019	2018
Revenue:
Vistaprint (1)	$343,171	$345,320
PrintBrothers (2)	109,290	101,389
The Print Group (3)	72,258	71,000
National Pen (4)	70,163	65,971
All Other Businesses (5)	42,276	7,715
Total segment revenue	637,158	591,395
Inter-segment eliminations	(3,199)	(2,414)
Total consolidated revenue	$633,959	$588,981

_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $1,328 and $1,249 for the three months ended September 30, 2019 and 2018, respectively.
(2) PrintBrothers segment revenues include inter-segment revenue of $243 and $359 for the three months ended September 30, 2019 and 2018, respectively.
(3) The Print Group segment revenues include inter-segment revenue of $432 and $56 for the three months ended September 30, 2019 and 2018, respectively.
(4) National Pen segment revenues include inter-segment revenue of $981 and $750 for the three months ended September 30, 2019 and 2018 respectively.
(5) All Other Businesses segment revenues include inter-segment revenue of $215 for the three months ended September 30, 2019. There was no inter-segment revenue for the three months ended September 30, 2018. Our All Other Businesses segment includes the revenue from our BuildASign acquisition from October 1, 2018.

	Three Months Ended September 30, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
North America	$247,085	$—	$—	$41,542	$35,406	$324,033
Europe	74,458	109,047	71,826	22,313	—	277,644
Other	20,300	—	—	5,327	6,655	32,282
Inter-segment	1,328	243	432	981	215	3,199
Total segment revenue	343,171	109,290	72,258	70,163	42,276	637,158
Less: inter-segment elimination	(1,328)	(243)	(432)	(981)	(215)	(3,199)
Total external revenue	$341,843	$109,047	$71,826	$69,182	$42,061	$633,959

	Three Months Ended September 30, 2018
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
North America	$246,121	$—	$—	$38,558	$1,727	$286,406
Europe	76,671	101,030	70,944	21,036	—	269,681
Other	21,279	—	—	5,627	5,988	32,894
Inter-segment	1,249	359	56	750	—	2,414
Total segment revenue	345,320	101,389	71,000	65,971	7,715	591,395
Less: inter-segment elimination	(1,249)	(359)	(56)	(750)	—	(2,414)
Total external revenue	$344,071	$101,030	$70,944	$65,221	$7,715	$588,981

The following table includes segment EBITDA by reportable segment, total income (loss) from operations and total income (loss) before income taxes.

	Three Months Ended September 30,
	2019	2018
Segment EBITDA:
Vistaprint	$80,580	$59,994
PrintBrothers	10,777	10,571
The Print Group	13,634	11,846
National Pen	(9,850)	(16,468)
All Other Businesses	1,717	(4,722)
Total segment EBITDA	96,858	61,221
Central and corporate costs	(26,930)	(29,287)
Depreciation and amortization	(42,535)	(40,718)
Waltham, MA lease depreciation adjustment (1)	—	1,030
Certain impairments and other adjustments	176	87
Restructuring-related charges	(2,190)	(170)
Interest expense for Waltham, MA lease (1)	—	1,849
Total income (loss) from operations	25,379	(5,988)
Other income, net	15,674	10,252
Interest expense, net	(15,087)	(13,777)
Income (loss) before income taxes	$25,966	$(9,513)

___________________
(1) Upon the adoption of the new leasing standard on July 1, 2019, our Waltham, Massachusetts lease, which was previously classified as build-to-suit, is now classified as an operating lease under the new standard. Therefore, the Waltham depreciation and interest expense adjustments that were made in comparative periods will no longer be made beginning in the first fiscal quarter of 2020, as any impact from the Waltham lease will be reflected in operating income. Refer to Note 2 for additional details.

	Three Months Ended September 30,
	2019	2018
Depreciation and amortization:
Vistaprint	$16,275	$17,321
PrintBrothers	5,255	6,413
The Print Group	6,233	7,731
National Pen	5,581	5,124
All Other Businesses	5,973	583
Central and corporate costs	3,218	3,546
Total depreciation and amortization	$42,535	$40,718

	Three Months Ended September 30,
	2019	2018
Purchases of property, plant and equipment:
Vistaprint	$4,505	$12,056
PrintBrothers	331	1,729
The Print Group	4,105	1,996
National Pen	2,016	4,727
All Other Businesses	1,775	285
Central and corporate costs	1,461	233
Total purchases of property, plant and equipment	$14,193	$21,026

	Three Months Ended September 30,
	2019	2018
Capitalization of software and website development costs:
Vistaprint	$6,665	$7,258
PrintBrothers	331	287
The Print Group	451	495
National Pen	836	900
All Other Businesses	963	90
Central and corporate costs	3,225	2,203
Total capitalization of software and website development costs	$12,471	$11,233

The following table sets forth long-lived assets by geographic area:

	September 30, 2019	June 30, 2019
Long-lived assets (1):
United States	$170,978	$57,118
Netherlands	105,812	73,601
Canada	78,672	73,447
Switzerland	65,353	57,488
Italy	44,613	43,203
Jamaica	21,253	21,267
Australia	21,111	20,749
France	21,624	18,533
Japan	16,937	17,768
Other	109,211	79,006
Total	$655,564	$462,180
___________________
(1) Excludes goodwill of $711,670 and $718,880, intangible assets, net of $245,514 and $262,701, and deferred tax assets of $57,527 and $59,906 as of September 30, 2019 and June 30, 2019, respectively. Build-to-suit lease assets of $124,408 are excluded for the year ended June 30, 2019, and upon our adoption of ASC 842 on July 1, 2019, our Waltham, MA build-to-suit lease has been reclassified as an operating lease and the build-to-suit lease balance is zero.
As of September 30, 2019, all operating lease assets are recognized within the balances above. Refer to Note 2 for additional details.
13. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2034. Our finance leases primarily relate to machinery and plant equipment.

The following table presents the classification of right-of-use assets and lease liabilities as of September 30, 2019:

Leases	Consolidated Balance Sheet Classification	September 30, 2019

Assets:
Operating right-of-use assets	Operating lease assets, net	$176,677
Finance right-of-use assets	Property, plant, and equipment, net	25,928
Total lease assets		$202,605
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current	$36,274
Finance lease liabilities	Other current liabilities	10,255
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	146,678
Finance lease liabilities	Other liabilities	21,006
Total lease liabilities		$214,213

The following table represents the lease expenses for the three months ended September 30, 2019:

Three Months Ended
September 30, 2019
Operating lease expense	$10,881
Finance lease expense:
Amortization of finance lease assets	1,655
Interest on lease liabilities	177
Variable lease expense	2,894
Less: sublease income	(1,102)
Net lease cost	$14,505

Future minimum lease payments under non-cancelable leases as of September 30, 2019 were as follows:

	Operating lease obligations	Finance lease obligations	Total lease obligations
2020	$31,732	$12,866	$44,598
2021	37,162	7,943	45,105
2022	31,966	5,223	37,189
2023	26,177	3,462	29,639
2024	22,303	1,844	24,147
Thereafter	55,259	2,672	57,931
Total	204,599	34,010	238,609
Less: present value discount	(21,647)	(2,749)	(24,396)
Lease liability	$182,952	$31,261	$214,213

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the following is a summary of future minimum lease payments under non-cancelable leases and build-to suit arrangements as of June 30, 2019:

	Operating lease obligations	Build-to-suit lease obligations (1)	Finance lease obligations	Total lease obligations
2020	$30,269	$13,482	$11,468	$55,219
2021	22,849	13,836	6,414	43,099
2022	16,592	13,877	3,724	34,193
2023	12,553	12,426	2,544	27,523
2024	9,032	12,163	1,565	22,760
Thereafter	8,338	40,656	2,403	51,397
Total	$99,633	$106,440	$28,118	$234,191
___________________
(1) Build-to-suit minimum payments at June 30, 2019 related to our Waltham, Massachusetts and Dallas, Texas leases, refer to Note 2 for additional details.
Other information about leases is as follows:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.63
Finance leases	4.10
Weighted-average discount rate
Operating leases	3.22%
Finance leases	3.21%

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

Three Months Ended
Supplemental Cash Flow Information	September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$10,981
Operating cash flows from finance leases	177
Financing cash flows from finance leases	2,719

14. Commitments and Contingencies
Purchase Obligations
At September 30, 2019, we had unrecorded commitments under contract of $142,015, including third-party web services of $75,965 and inventory and third-party fulfillment purchase commitments of $38,215. In addition, we had purchase commitments for professional and consulting fees of $3,959, production and computer equipment purchases of $3,821, commitments for advertising campaigns of $796, and other unrecorded purchase commitments of $19,259.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $2,645 in aggregate for the three months ended September 30, 2019.
Legal Proceedings
We are not currently party to any material legal proceedings. Although we cannot predict with certainty the results of litigation and claims to which we may be subject from time to time, we do not expect the resolution of any of our current matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. For all legal matters, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs relating to our legal proceedings as those costs are incurred.
15. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three months ended September 30, 2019, we recognized restructuring charges of $2,190 primarily related to charges of $1,660 within our Vistaprint reportable segment as we continue to evolve our organizational structure, in addition to immaterial actions within our All Other Businesses reportable segment totaling $530 due to reorganization initiatives.

The following table summarizes the restructuring activity during the three months ended September 30, 2019:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2019	$3,045	$167	$3,212
Restructuring charges	1,884	306	2,190
Cash payments	(1,967)	(295)	(2,262)
Non-cash charges (1)	(664)	—	(664)
Accrued restructuring liability as of September 30, 2019	$2,298	$178	$2,476

___________________
(1) Non-cash charges primarily include acceleration of share-based compensation expenses.

16. Subsequent Events

Subsequent to the quarter ended September 30, 2019, and through October 25, 2019, we have repurchased 585,106 of our outstanding ordinary shares for an amount of $75,558.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth, development and profitability of certain of our businesses, sufficiency of our cash, legal proceedings, expected currency volatility, the anticipated competitive position of certain of our businesses in Europe, the development and anticipated benefits to our businesses of our mass customization platform, and the expected timing and impacts of Swiss tax reform. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; our failure to execute our strategy; our inability to make the investments in our business that we plan to make or the failure of those investments to achieve the results we expect; our failure to address performance issues in some of our businesses; the failure of the businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the performance, efficiencies, and competitive advantage we expect; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses, including changes in the timing of or regulations included in Swiss tax reform; our failure to attract new customers and retain our current customers; our failure to manage the growth and complexity of our business and expand our operations; the willingness of purchasers of customized products and services to shop online; our failure to maintain compliance with the covenants in our senior secured revolving credit facility and senior unsecured notes or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Form 10-K for the fiscal year ended June 30, 2019 and the other documents we periodically file with the SEC..
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

During the first quarter of fiscal 2020, we revised our internal organizational and reporting structure leading to changes in our Vistaprint and All Other Businesses reportable segments. Our Vistaprint Corporate Solutions, Vistaprint India, and Vistaprint Japan businesses, which were previously aggregated based on materiality in our All Other Businesses, are now directly managed within the Vistaprint business. These businesses are close derivatives or adjacencies of the Vistaprint business and leverage the Vistaprint brand, customers, technology, and/or other assets. This change in reporting structure will position them closer to the Vistaprint operations, capabilities, and resources. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
In addition, we changed our segment profitability measure to an adjusted EBITDA metric. The financial metric that we use to hold our businesses accountable on an annual basis is unlevered free cash flow. Historically, we have reported segment profit based on adjusted net operating profit; however, this is not a direct input to unlevered free cash flow. We believe this change simplifies both our internal and external reporting, while also increasing the focus on a profitability metric that is a direct input into our internal operating measure, to our steady-state free cash flow analysis that we report annually and to our estimates of intrinsic value per share. The most significant change, when compared to our prior segment profit metric, is the exclusion of all depreciation and amortization expense, versus our prior profitability metric which only excluded amortization expense associated with our acquired intangible assets. Refer to Note 12 for additional information relating to the definition of segment EBITDA. We also include below adjusted EBITDA, at a consolidated level, which is the most comparable measure to our definition of segment EBITDA. Refer below for our definitions of non-GAAP measures.
As of September 30, 2019, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 follows:

•	Revenue increased by 8% to $634.0 million.

•	Consolidated constant-currency revenue increased by 10% and, excluding acquisitions completed in the last four quarters, increased by 4%.

•	Operating income increased by $31.4 million to $25.4 million.

•	Adjusted EBITDA (a non-GAAP financial measure) increased by $37.1 million to $79.5 million.

•	Cash provided by operating activities increased by $40.7 million to $62.9 million.

•	Adjusted free cash flow (a non-GAAP financial measure) increased by $46.3 million to $36.2 million.
For the first quarter of fiscal 2020, the increase in reported revenue is primarily due to the addition of the revenue from our BuildASign business acquired on October 1, 2018, as well as growth in our PrintBrothers, National Pen and The Print Group reportable segments. Currency exchange rate fluctuations negatively impacted revenue during the current quarter. For our Vistaprint business, revenue was impacted by significant reductions in our advertising spend, however revenue grew slightly on a constant-currency basis.
For the three months ended September 30, 2019, operating income increased as compared to the prior comparative period, due to profitability improvements across most of our businesses, including from planned reductions in advertising spend for our Vistaprint and National Pen businesses. The increase was also influenced by a reduction in share-based compensation expense, primarily due to our prior year recognition of expense associated with our supplemental PSUs, with no expense recognized in the current period since we no longer believe the performance condition is probable of being met. These increases were partially offset by increased investments in technology and other related areas, as well as additional restructuring charges and amortization of acquired intangibles.
For the three months ended September 30, 2019, adjusted EBITDA increased year-over-year primarily due to the same reasons as operating income mentioned above, as well as the addition of the profit from our BuildASign business acquired on October 1, 2018, which positively influenced adjusted EBITDA to a greater degree than operating income because adjusted EBITDA excludes depreciation and amortization expense. Adjusted EBITDA excludes depreciation and amortization but, in the comparative period, includes the impact of our Waltham, MA lease depreciation and interest expense as we have always viewed that as a cash operating cost. Adjusted EBITDA also includes the realized gains or losses on our currency derivatives intended to hedge EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was positive for the three months ended September 30, 2019, due to realized gains on currency derivatives more than offsetting the related currency impact.

Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as generate a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.
Total revenue and revenue growth by reportable segment for the three months ended September 30, 2019 and 2018 are shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$343,171	$345,320	(1)%	2%	1%	—%	1%
PrintBrothers	109,290	101,389	8%	5%	13%	—%	13%
The Print Group	72,258	71,000	2%	5%	7%	—%	7%
National Pen	70,163	65,971	6%	2%	8%	—%	8%
All Other Businesses (3)	42,276	7,715	448%	1%	449%	(453)%	(4)%
Inter-segment eliminations	(3,199)	(2,414)
Total revenue	$633,959	$588,981	8%	2%	10%	(6)%	4%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal year 2019 acquisitions is excluded from fiscal year 2020 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from BuildASign, which we acquired on October 1, 2018 in Q2 2019, is excluded from revenue growth in Q1 of fiscal year 2019 since there are no full quarter results in the comparable periods, but revenue will be included in revenue growth for Q2, Q3 and Q4 of fiscal year 2020. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(3) The All Other Businesses segment includes the revenue of the BuildASign business from its acquisition date of October 1, 2018. Constant-currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for BuildASign since their acquisition date.
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

In thousands	Three Months Ended September 30,
	2019	2018
Cost of revenue	$325,665	$302,471
% of revenue	51.4%	51.4%
For the three months ended September 30, 2019, consolidated cost of revenue increased by $23.2 million partially due to the addition of cost of revenue of $18.9 million from our BuildASign business, which was acquired on

October 1, 2018 and is therefore not included in the comparable period. The cost of revenue for our PrintBrothers businesses increased by $6.7 million primarily driven by revenue growth in our WIRmachenDRUCK business. We also recognized an increase of $1.5 million of costs within our National Pen business primarily due to increased volume. These increases were partially offset by a decrease in Vistaprint's cost of revenue, primarily due to a decrease in volume, as well as more effective management of shipping costs and improved plant efficiencies.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2019	2018	2019 vs. 2018
Technology and development expense	$63,167	$57,063	11%
% of revenue	10.0%	9.7%
Marketing and selling expense	$160,917	$182,788	(12)%
% of revenue	25.4%	31.0%
General and administrative expense	$43,623	$41,176	6%
% of revenue	6.9%	7.0%
Amortization of acquired intangible assets	$13,018	$11,301	15%
% of revenue	2.1%	1.9%
Restructuring expense	$2,190	$170	1,188%
% of revenue	0.3%	0.0%
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
During the three months ended September 30, 2019, technology and development expenses increased by $6.1 million as compared to the prior year. The increase was partially due to a $2.3 million increase of expense in our Vistaprint business, primarily related to the ongoing rebuild of its technology infrastructure. In addition, we recognized increased costs in our central technology teams, primarily due to an increase in headcount, as these teams continue to develop new technologies that are intended to support our businesses. We also incurred costs from our BuildASign business, which was not included in the comparable period.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint, National Pen and BuildASign businesses have higher marketing and selling costs as a percentage of revenue as compared to our PrintBrothers and The Print Group businesses.
Our marketing and selling expenses decreased by $21.9 million during the three months ended September 30, 2019, as compared to the prior year, primarily due to the reduction of advertising spend in our Vistaprint business of $21.6 million as we continue to work to eliminate spend that does not meet our return thresholds. We also recognized a decrease in marketing costs in our National Pen business of $3.5 million, primarily due to a planned reduction in direct mail prospecting activity as compared to last year's elevated levels. The decrease was partially offset by the addition of $10.5 million of advertising and customer care costs in our BuildASign business during the three months ended September 30, 2019.

General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three months ended September 30, 2019, general and administrative expenses increased by $2.4 million as compared to the prior period, primarily due to an increase in consulting costs associated with strategic projects in our Vistaprint business, as well as higher recruiting costs related to the hiring of key members of the Vistaprint management team including the new executive team members. We also incurred costs from our BuildASign business which is not included in the comparable period. These increases were partially offset by a decrease in share-based compensation due to the prior period recognition of expense associated with our supplemental PSUs, with no expense recognized in the current period since we no longer believe the performance condition is probable of being met.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $1.7 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to the addition of amortization for our acquisition of BuildASign. This increase is partially offset by a reduction of amortization within our PrintBrothers and The Print Group reportable segments due to certain intangible assets becoming fully amortized during the prior fiscal year.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs. During the three months ended September 30, 2019 and 2018, we recognized restructuring expense of $2.2 million and $0.2 million, respectively.
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
The following table summarizes the components of other income, net:

In thousands	Three Months Ended September 30,
	2019	2018
Gains on derivatives not designated as hedging instruments	$19,357	$7,373
Currency-related (losses) gains, net	(3,412)	2,097
Other (losses) gains	(271)	782
Total other income, net	$15,674	$10,252
The increase in other income, net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, in which our Euro and British Pound contracts are the most significant exposure that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, interest related to finance lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. As part of interest expense, net, we also recognize changes to the estimated future redemption value of our mandatorily redeemable noncontrolling interests.
Interest expense, net was $15.1 million and $13.8 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense was higher in fiscal 2020 relative to historical trends primarily as a result of higher debt levels, primarily due to the prior year acquisition of BuildASign and share repurchases during the current quarter.
Income tax expense

In thousands	Three Months Ended September 30,
	2019	2018
Income tax expense	$6,115	$5,481
Effective tax rate	23.6%	(57.6)%

Income tax expense for the three months ended September 30, 2019 was higher than the prior year primarily due to increased pre-tax earnings. In addition, during the three months ended September 30, 2018, we recognized a decrease in deferred tax assets of $5.6 million related to Notice 2018-68 issued by the United States Internal Revenue Service, which provided guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is lower for fiscal 2020 as compared to fiscal 2019 primarily due to an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (TRAF), which will be effective as of January 1, 2020. The TRAF legislation provides a framework for the cantons of Switzerland to modify their existing tax laws. Changes in cantonal tax law will be applicable to taxpayers only at the conclusion of both the federal and cantonal legislative processes, despite the fact that the federal framework law sets forth required changes to cantonal law. On September 1, 2019, voters in the canton of Zurich approved the cantonal implementation of TRAF. However, the official results of the Zurich referendum had not been published as of September 30, 2019. As such, TRAF is not considered enacted as of September 30, 2019.

TRAF requires the abolishment of various favorable federal and cantonal tax regimes. TRAF also provides transitional relief measures, various tax benefits such as a patent box regime, and discretionary cantonal statutory tax rate reductions. While TRAF provides a variety of transitional measures and potential tax incentives to taxpayers, TRAF imposes a limitation whereby taxpayers can only eliminate up to 70% of their cantonal tax liability. We expect TRAF will be enacted in the quarter ending December 31, 2019, at which point we will remeasure our existing Swiss deferred tax assets and liabilities and establish new Swiss deferred tax assets related to transitional relief measures. We expect this will result in a material tax benefit in the quarter of enactment, but are unable to quantify the benefit at this time.

We believe that our income tax reserves are adequately maintained by taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain and therefore there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows. Refer to Note 9 in our accompanying consolidated financial statements for additional discussion.
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is an adjusted EBITDA metric and is defined as operating income plus depreciation and amortization (excluding depreciation and amortization related to our Waltham, Massachusetts office lease for prior periods presented); plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments; plus restructuring related charges; less interest expense related to our Waltham, Massachusetts office lease for prior periods presented; less gain on purchase or sale of subsidiaries.
Vistaprint

In thousands	Three Months Ended September 30,
	2019	2018	2019 vs. 2018
Reported Revenue	$343,171	$345,320	(1)%
Segment EBITDA	80,580	59,994	34%
% of revenue	23%	17%
Segment Revenue
Vistaprint's reported revenue growth for the three months ended September 30, 2019 was negatively affected by currency impacts of 2%, resulting in constant-currency growth of 1%. During the three months ended September 30, 2019, revenue growth continues to be impacted by significant reductions in advertising spend, which is intended to eliminate advertising spend that does not meet our return criteria. The reductions in advertising spend lowered revenue growth but drove a significant improvement to profitability. Constant-currency revenue growth was positively impacted by a number of small changes across areas that have improved customer value and helped to optimize our efficiency and performance.
Segment Profitability
Vistaprint's segment EBITDA increased for the three months ended September 30, 2019 as compared to the prior period, driven primarily by a reduction to advertising spend of $21.6 million, as well as increased gross margin. The improvements to gross margin were influenced by reduced shipping costs, improved plant efficiencies, and benefits from improved pricing and promotion. These increases were partially offset by increases in technology investments and consulting projects related to Vistaprint's focus on foundational basics. Vistaprint's segment EBITDA was also negatively impacted by currency movements during the quarter.
PrintBrothers

In thousands	Three Months Ended September 30,
	2019	2018	2019 vs. 2018
Reported Revenue	$109,290	$101,389	8%
Segment EBITDA	10,777	10,571	2%
% of revenue	10%	10%

Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2019 was negatively affected by currency impacts of 5%, resulting in constant-currency growth of 13%. The constant-currency revenue growth was primarily driven by continued growth in each of the businesses. We continue to see very aggressive price and online search competition in the upload and print space in Europe. This negatively impacts our revenue and profit but we intend to maintain this defensive stance indefinitely because we believe that, over the long term, our cost structure should allow us to outlast the competition. Our upload and print businesses are working more closely together than in the past to exploit scale advantages and improve their competitiveness. These businesses also continue to invest in modernized e-commerce technologies and increasingly adopt our mass customization platform (MCP) microservices, which we believe will improve customer value and the efficiency of each business over the long term.
Segment Profitability
PrintBrothers' segment EBITDA increased slightly during the three months ended September 30, 2019 as compared to the prior period, due to increased gross profit driven by revenue growth discussed above, partially offset by increased investments in technology intended to improve the customer value proposition of each business in increasingly competitive markets, pricing reductions in certain products offered by certain businesses, increased marketing costs due to higher paid search costs, and negative impacts from currency movements.
The Print Group

In thousands	Three Months Ended September 30,
	2019	2018	2019 vs. 2018
Reported Revenue	$72,258	$71,000	2%
Segment EBITDA	13,634	11,846	15%
% of revenue	19%	17%
Segment Revenue
The Print Group's reported revenue growth for the three months ended September 30, 2019 was negatively affected by currency impacts of 5%, resulting in an increase in revenue on a constant-currency basis of 7%. The constant-currency revenue growth was primarily driven by continued growth from our Pixartprinting business. As described above, aggressive price competition continues in the European upload and print market, but we believe we are positioned to outlast our competition. These businesses continue to invest in modernized e-commerce technologies and increasingly adopt MCP microservices, which we believe will improve customer value and the efficiency of each business over the long term.
Segment Profitability
The Print Group's segment EBITDA increased during the three months ended September 30, 2019, as compared to the prior period, driven by production and operating expense efficiencies, partially offset by investments in technology, unfavorable currency impacts, and the year-over-year impact of previously described price reductions in response to competition.
National Pen

In thousands	Three Months Ended September 30,
	2019	2018	2019 vs. 2018
Reported Revenue	$70,163	$65,971	6%
Segment EBITDA	(9,850)	(16,468)	40%
% of revenue	(14)%	(25)%

Segment Revenue
National Pen's reported revenue growth for the three months ended September 30, 2019 was negatively affected by currency impacts of 2%, resulting in constant-currency revenue growth of 8%. Revenue growth was primarily driven by increases across channels and geographies, as we have seen improved marketing performance, even with planned reductions to our external marketing spend.
Segment Profitability
The improvement in National Pen's segment EBITDA loss for the three months ended September 30, 2019, compared to the prior period, is primarily due to advertising spend reductions and operational improvements, partially offset by accelerated investment in e-commerce technology. Currency had a negative year-over-year impact on segment EBITDA loss.
All Other Businesses

In thousands	Three Months Ended September 30,
	2019	2018	2019 vs. 2018
Reported Revenue (1)	$42,276	$7,715	448%
Segment EBITDA (1)	1,717	(4,722)	136%
% of revenue	4%	(61)%
___________________
(1) Our All Other Businesses segment includes the results of our fiscal 2019 acquisition, BuildASign, from October 1, 2018.
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
Segment Revenue
The All Other Businesses segment revenue increase was due to the inclusion of the results of BuildASign since the acquisition date of October 1, 2018. Organic constant-currency revenue, excluding the impact of the BuildASign business, decreased by 4% for the three months ended September 30, 2019, driven by a decrease in revenue in our Printi business as compared to the prior period, primarily due to recent actions we have taken to improve the efficiency and focus of the business, which included foregoing certain revenue channels that we do not believe had a high probability of sufficient returns.
Segment Profitability
The improvement in the All Other Businesses segment EBITDA for the three months ended September 30, 2019, as compared to the prior period, was primarily due to the addition of BuildASign, which we acquired on October 1, 2018 and contributed $4.7 million of segment EBITDA for the three months ended September 30, 2019. Additionally, the work to improve the efficiency and focus of Printi drove a year-over-year benefit to segment EBITDA as well. Based on recent initiatives in cost reduction and a focus on profitable growth, we expect Printi's EBITDA losses in fiscal 2020 to be lower than in the prior year.
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

Central and corporate costs decreased by $2.4 million during the three months ended September 30, 2019, as compared to the prior year, driven by $3.8 million of lower share-based compensation costs primarily associated with our supplemental PSUs and related supplemental performance cash awards, for which we continue to believe the performance condition will not be met. Additionally, our share-based compensation is lower due to the changes we made in November 2018 to reduce the size of our Board of Directors. This decrease was partially offset by an increase in central technology investments.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$62,905	$22,220
Net cash used in investing activities	(29,363)	(49,568)
Net cash (used in) provided by financing activities	(33,005)	31,643
At September 30, 2019, we had $31.2 million of cash and cash equivalents and $1,239.2 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, our organic investment levels, share repurchases and acquisition activity.
The cash flows during the three months ended September 30, 2019 related primarily to the following items:
Cash inflows:

•	Net income of $19.9 million

•
Adjustments for non-cash items of $38.9 million primarily related to positive adjustments for depreciation and amortization of $42.5 million, share-based compensation costs of $5.4 million, partially offset by unrealized currency-related gains of $9.5 million and non-cash tax related items of $1.0 million

•	Proceeds of debt of $203.4 million, net of payments

•	The changes in operating assets and liabilities, excluding the impact of restructuring-related payments, were a source of cash during the period, driven by increases in accrued expenses
Cash outflows:

•	Purchases of our ordinary shares for $231.9 million

•	Capital expenditures of $14.2 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities and computer and office equipment

•	Internal costs for software and website development that we have capitalized of $12.5 million

•	Payments for acquisitions of $4.3 million, net of cash acquired

•	Payments for finance lease arrangements of $2.7 million
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2019, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of September 30, 2019, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $32.7 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of September 30, 2019, we had aggregate loan commitments from our senior secured credit facility totaling $1,578.7 million. The loan commitments consisted of revolving loans of $1,087.3 million and term loans of $491.4 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2019, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
September 30, 2019
Maximum aggregate available for borrowing	$1,578,662
Outstanding borrowings of senior secured credit facility	(822,681)
Remaining amount	755,981
Limitations to borrowing due to debt covenants and other obligations (1)	(234,467)
Amount available for borrowing as of September 30, 2019 (2)	$521,514
_________________
(1) The debt covenants of our senior secured credit facility limit our borrowing capacity each quarter, depending on our leverage and other indebtedness, such as notes, finance leases, letters of credit, and any other debt, as well as other factors that are outlined in the credit agreement.
(2) Share purchases, dividend payments, and corporate acquisitions are subject to more restrictive covenants, and therefore we may not be able to use the full amount available for borrowing for these purposes.
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 8 of the accompanying consolidated financial statements. As of September 30, 2019, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2019 we had $16.5 million outstanding for other debt payable through March 2025.
Our expectations for fiscal year 2020. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy. We endeavor to invest capital that we believe will generate returns that are above, or well above, our weighted average cost of capital. We consider any use of cash that we expect to require more than twelve months to return our invested capital to be an allocation of capital. For fiscal 2020, we expect to continue to evaluate opportunities to allocate capital across a spectrum of organic investments, purchases of our ordinary shares, corporate acquisitions and similar investments, and reductions of debt, although we do not expect to complete a material acquisition in this time period. We have targeted a capital structure that we believe balances both efficiency and flexibility. We do not have a specific financial leverage target, but rather will be guided by the availability of attractive opportunities while not putting at risk our ability to comfortably meet our quarterly maintenance covenants on our debt.
Share repurchase availability. Share repurchases have formed a material component of our capital allocation over the last decade and we expect that could continue dependent on our share price, liquidity, obligations under our equity compensation plans, and other capital allocation opportunities. In addition to these dependencies and our adherence to certain regulatory requirements, there are generally three restrictions for our share repurchases: (1) shareholder and Board approval which is described in Part II, Item 2 of this report, (2) compliance with our debt covenants for share repurchases which include limitations based on our financial leverage, and (3) distributable reserves as provided in the statutory financial statements of our parent company.

Contractual Obligations
Contractual obligations at September 30, 2019 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases	$179,453	$27,867	$57,952	$40,900	$52,734
Purchase commitments	142,015	85,011	28,921	28,083	—
Senior unsecured notes and interest payments	596,000	28,000	56,000	56,000	456,000
Other debt and interest payments (1)	937,484	95,792	205,591	635,691	410
Finance leases, net of subleases	28,577	11,944	11,322	3,462	1,849
Other	2,645	1,272	1,373	—	—
Total (2)	$1,886,174	$249,886	$361,159	$764,136	$510,993
___________________
(1) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $0.5 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(2) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $4.8 million as of September 30, 2019 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 to the accompanying consolidated financial statements.
Purchase Commitments. At September 30, 2019, we had unrecorded commitments under contract of $142.0 million. Purchase commitments consisted of third-party web services of $76.0 million, inventory purchase commitments of $38.2 million, commitments for professional and consulting fees of $4.0 million, production and computer equipment purchases of approximately $3.8 million, commitments for advertising campaigns of $0.8 million, and other unrecorded purchase commitments of $19.3 million.
Senior Unsecured notes and Interest Payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other Debt and Interest Payments. At September 30, 2019, the term loans of $491.4 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding under our $1,087.3 million revolving credit facility due on June 14, 2023. Interest payable included in this table is based on the interest rate as of September 30, 2019, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of September 30, 2019 we had $16.5 million outstanding for those obligations that have repayments due on various dates through March 2025.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2022. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2019, is $25.9 million, net of accumulated depreciation of $40.5 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2019 amounts to $31.3 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $2.6 million in the aggregate.

Additional Non-GAAP Financial Measures
Adjusted EBITDA and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA is defined as GAAP operating income plus depreciation and amortization (excluding depreciation and amortization related to our Waltham, Massachusetts office lease) plus share-based compensation expense plus proceeds from insurance plus earn-out related charges plus certain impairments plus restructuring related charges plus realized gains or losses on currency derivatives less interest expense related to our Waltham, Massachusetts office lease less gain on purchase or sale of subsidiaries. We note that with the adoption of ASC 842, the Waltham, Massachusetts office lease has been reclassified from a build-to-suit lease to an operating lease, and therefore the depreciation and interest expense adjustments that were made in comparative periods will no longer be made beginning in the first fiscal quarter of 2020, as any impact from the Waltham lease will be reflected in operating income. Refer to Note 2 for additional details.
Adjusted EBITDA is the primary profitability metric by which we measure our consolidated financial performance and is provided to enhance investors' understanding of our current operating results from the underlying and ongoing business for the same reasons it is used by management. For example, as we have become more acquisitive over recent years we believe excluding the costs related to the purchase of a business (such as amortization of acquired intangible assets, contingent consideration, or impairment of goodwill) provides further insight into the performance of the underlying acquired business in addition to that provided by our GAAP operating income. As another example, as we do not apply hedge accounting for certain derivative contracts, we believe inclusion of realized gains and losses on these contracts that are intended to be matched against operational currency fluctuations provides further insight into our operating performance in addition to that provided by our GAAP operating income. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
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

The table below sets forth operating income (loss) and adjusted EBITDA for the three months ended September 30, 2019 and 2018:

In thousands	Three Months Ended September 30,
	2019	2018
GAAP operating income (loss)	$25,379	$(5,988)
Exclude expense (benefit) impact of:
Depreciation and amortization	42,535	40,718
Waltham, MA lease depreciation adjustment (1)	—	(1,030)
Share-based compensation expense (2)	4,750	8,916
Certain impairments and other adjustments	(176)	(87)
Restructuring-related charges	2,190	170
Interest expense for Waltham, MA lease (1)	—	(1,849)
Realized gains on currency derivatives not included in operating income (loss)	4,838	1,607
Adjusted EBITDA	$79,516	$42,457
_________________
(1) Upon the adoption of the new leasing standard on July 1, 2019, our Waltham, Massachusetts lease, which was previously classified as build-to-suit, is now classified as an operating lease under the new standard. Therefore, the Waltham depreciation and interest expense adjustments that were made in comparative periods are no longer adjusted beginning in the first fiscal quarter of 2020, as any impact from the Waltham lease will be reflected in operating income. Refer to Note 2 for additional details.
(2) The adjustment for share-based compensation expense excludes the portion of share-based compensation expense included in restructuring related charges, if any, to avoid double counting.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2019 and 2018:

In thousands	Three Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$62,905	$22,220
Purchases of property, plant and equipment	(14,193)	(21,026)
Purchases of intangible assets not related to acquisitions	—	(22)
Capitalization of software and website development costs	(12,471)	(11,233)
Adjusted free cash flow	$36,241	$(10,061)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2019, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2019, we had $822.7 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2019, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $3.1 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $35.5 million and $32.3 million on our income (loss) before income taxes for the three months ended September 30, 2019 and 2018, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.        Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Form 10-K for the fiscal year ended June 30, 2019.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2019, we announced that our Board had authorized us to repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades that satisfy the safe harbor provisions of Rule 10b-18 pursuant to the U.S. Securities Exchange Act of 1934), through privately negotiated transactions, or in one or more self-tender offers. This share repurchase program expires on May 13, 2020, and we may suspend or discontinue our share repurchases at any time.

We continue to have sufficient statutory distributable reserves in our parent company to execute share repurchases, despite having negative shareholders' equity in our consolidated US GAAP financial statements included herein. The following table outlines the purchase of our ordinary shares during the three months ended September 30, 2019 under the program described above:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
July 1, 2019 through July 31, 2019	—	$—	—	5,145,979
August 1, 2019 through August 31, 2019	1,182,411	115.75	1,182,411	3,963,568
September 1, 2019 through September 30, 2019	781,218	122.15	781,218	3,182,350
Total	1,963,629	$118.29	1,963,629	3,182,350
___________
(1) Average price paid per share includes commissions paid.

Item 6. Exhibits

Exhibit No.	Description
2.1	Common Draft Terms of Merger dated September 17, 2019 between Cimpress Limited and Cimpress N.V. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 19, 2019
3.1	Articles of Association of Cimpress N.V., as amended
10.1	Separation Agreement dated August 12, 2019 between Cimpress USA Incorporated and Donald LeBlanc is incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 13, 2019
10.2	Cimpress N.V. 2019 Long Term Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 17, 2019
10.3	Award Agreement with Peter Kelly, dated October 11, 2019, under 2019 Long Term Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 17, 2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
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
October 31, 2019                         Cimpress N.V.

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)