Form 10-Q
period 2019-12-31
CIMPRESS plc
filed 2020-01-30
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51539
_________________________________
Cimpress plc

(Exact Name of Registrant as Specified in Its Charter)
_________________________________

Ireland	98-0417483
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Building D, Xerox Technology Park A91 H9N9,
Dundalk, Co. Louth
Ireland
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: 353 42 938 8500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Ordinary Shares, nominal value of €0.01 per share	CMPR	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 27, 2020, there were 26,205,561 Cimpress plc ordinary shares outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Cimpress plc, an Irish public limited company, as successor to Cimpress N.V., a Dutch public limited company. On December 3, 2019, Cimpress completed its previously announced cross-border merger pursuant to which Cimpress N.V. merged with and into Cimpress plc, with Cimpress plc surviving the merger (the "Irish Merger"). As a result of the Irish Merger, all of Cimpress N.V.'s outstanding ordinary shares, par value €0.01 per share, were exchanged on a one-for-one basis for newly issued ordinary shares, nominal value of €0.01 per share, of Cimpress plc, and Cimpress plc assumed all of Cimpress N.V.'s rights and obligations. This Report includes the full six months ended December 31, 2019, including the activity of Cimpress N.V. before the Irish Merger.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$36,917	$35,279
Accounts receivable, net of allowances of $9,970 and $7,313, respectively	70,496	60,646
Inventory	80,151	66,310
Prepaid expenses and other current assets	72,751	78,065
Total current assets	260,315	240,300
Property, plant and equipment, net	364,155	490,755
Operating lease assets, net	173,156	—
Software and website development costs, net	72,148	69,840
Deferred tax assets	160,058	59,906
Goodwill	721,057	718,880
Intangible assets, net	235,031	262,701
Other assets	37,414	25,994
Total assets	$2,023,334	$1,868,376
Liabilities, noncontrolling interests and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$216,991	$185,096
Accrued expenses	237,171	194,715
Deferred revenue	32,574	31,780
Short-term debt	73,755	81,277
Operating lease liabilities, current	37,698	—
Other current liabilities	11,444	27,881
Total current liabilities	609,633	520,749
Deferred tax liabilities	36,216	44,531
Long-term debt	1,296,535	942,290
Lease financing obligation	—	112,096
Operating lease liabilities, non-current	143,276	—
Other liabilities	49,997	53,716
Total liabilities	2,135,657	1,673,382
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	68,201	63,182
Shareholders’ (deficit) equity:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 26,205,347 and 30,445,669 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	—
Treasury shares, at cost, 17,875,280 and 13,634,958 shares, respectively	(1,275,057)	(737,447)
Additional paid-in capital	424,058	411,079
Retained earnings	745,326	537,422
Accumulated other comprehensive loss	(75,494)	(79,857)
Total shareholders' (deficit) equity	(180,524)	131,812
Total liabilities, noncontrolling interests and shareholders’ (deficit) equity	$2,023,334	$1,868,376
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$820,333	$825,567	$1,454,292	$1,414,548
Cost of revenue (1)	394,018	411,496	719,683	713,967
Technology and development expense (1)	64,427	56,707	127,594	114,885
Marketing and selling expense (1)	173,336	210,661	334,253	392,334
General and administrative expense (1)	51,910	40,216	95,533	81,392
Amortization of acquired intangible assets	13,150	14,846	26,168	26,147
Restructuring expense (1)	1,897	1,026	4,087	1,196
Income from operations	121,595	90,615	146,974	84,627
Other (expense) income, net	(9,040)	9,629	6,634	19,881
Interest expense, net	(15,701)	(16,808)	(30,788)	(30,585)
Income before income taxes	96,854	83,436	122,820	73,923
Income tax (benefit) expense	(93,795)	14,399	(87,680)	19,880
Net income	190,649	69,037	210,500	54,043
Add: Net (income) loss attributable to noncontrolling interest	(426)	(23)	(246)	332
Net income attributable to Cimpress plc	$190,223	$69,014	$210,254	$54,375
Basic net income per share attributable to Cimpress plc	$7.04	$2.24	$7.41	$1.76
Diluted net income per share attributable to Cimpress plc	$6.81	$2.17	$7.19	$1.70
Weighted average shares outstanding — basic	27,036,675	30,863,339	28,391,855	30,873,478
Weighted average shares outstanding — diluted	27,916,759	31,820,497	29,223,116	31,913,510
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue	$97	$163	$185	$278
Technology and development expense	2,043	(1,528)	3,777	680
Marketing and selling expense	533	(1,877)	(778)	(514)
General and administrative expense	5,652	522	9,891	5,752
Restructuring expense	108	—	772	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$190,649	$69,037	$210,500	$54,043
Other comprehensive income, net of tax:
Foreign currency translation gains (losses), net of hedges	3,180	2,463	1,620	(82)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	6,131	(6,807)	(1,057)	(6,197)
Amounts reclassified from accumulated other comprehensive loss to net income on derivative instruments	(1,145)	2,184	3,006	2,987
Comprehensive income	198,815	66,877	214,069	50,751
Add: Comprehensive (income) loss attributable to noncontrolling interests	(1,122)	3,401	548	4,116
Total comprehensive income attributable to Cimpress plc	$197,693	$70,278	$214,617	$54,867
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
Restricted share units vested, net of shares withheld for taxes	—	—	20	64	(1,533)	—	—	(1,469)
Grant of restricted share awards	—	—	(2)	(288)	—	—	—	(288)
Share-based compensation expense	—	—	—	—	8,856	—	—	8,856
Net loss attributable to Cimpress plc	—	—	—	—	—	(14,639)	—	(14,639)
Adoption of new accounting standard	—	—	—	—	—	(3,246)	—	(3,246)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	1,413	1,413
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,185)	(2,185)
Balance at September 30, 2018	44,080	$615	(13,188)	$(685,801)	$403,005	$434,871	$(70,586)	$82,104
Restricted share units vested, net of shares withheld for taxes	—	—	7	146	(506)	—	—	(360)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	55	2,887	(445)	—	—	2,442
Grant of restricted share awards	—	—	6	312	—	—	—	312
Share-based compensation expense	—	—	—	—	(5,997)	—	—	(5,997)
Purchase of ordinary shares	—	—	(118)	(14,043)	—	—	—	(14,043)
Net income attributable to Cimpress plc	—	—	—	—	—	69,014	—	69,014
Adjustment to noncontrolling interest for share forfeiture	—	—	—	—	591	—	—	591
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(7,140)	—	(7,140)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(4,623)	(4,623)
Foreign currency translation, net of hedges	—	—	—	—	—	—	5,887	5,887
Balance at December 31, 2018	44,080	$615	(13,238)	$(696,499)	$396,648	$496,745	$(69,322)	$128,187
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2019	44,080	$615	—	$—	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	4	87	(259)	—	—	(172)
Grant of restricted share awards	—	—	—	—	(2)	(187)	—	—	—	(187)
Share-based compensation expense	—	—	—	—	—	—	5,164	—	—	5,164
Purchase of ordinary shares	—	—	—	—	(1,964)	(232,286)	—	—	—	(232,286)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	20,031	—	20,031
Adoption of new accounting standards	—	—	—	—	—	—	—	3,143	—	3,143
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(3,037)	(3,037)
Foreign currency translation, net of hedges	—	—		—	—	—	—	—	(70)	(70)
Balance at September 30, 2019	44,080	$615	—	$—	(15,597)	$(969,833)	$415,984	$560,596	$(82,964)	$(75,602)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	1	55	(152)	—	—	(97)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	1	8	(2)	—	—	6
Issuance of deferred ordinary shares	—	—	25	28	—	—	—	—	—	28
Share-based compensation expense	—	—	—	—	—	—	8,228	—	—	8,228
Purchase of ordinary shares	—	—	—	—	(2,280)	(305,287)	—	—	—	(305,287)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	190,223	—	190,223
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(5,493)	—	(5,493)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	4,986	4,986
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	2,484	2,484
Balance at December 31, 2019	44,080	$615	25	$28	(17,875)	$(1,275,057)	$424,058	$745,326	$(75,494)	$(180,524)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2019	2018
Operating activities
Net income	$210,500	$54,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,891	85,220
Share-based compensation expense	13,847	6,196
Deferred taxes	(105,575)	8,244
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net income	7,548	(9,581)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	1,359	(2,663)
Other non-cash items	3,045	2,420
Changes in operating assets and liabilities:
Accounts receivable	(8,240)	(11,866)
Inventory	(10,680)	(9,454)
Prepaid expenses and other assets	(2,255)	(8,397)
Accounts payable	24,432	48,839
Accrued expenses and other liabilities	46,225	42,489
Net cash provided by operating activities	265,097	205,490
Investing activities
Purchases of property, plant and equipment	(28,094)	(38,767)
Business acquisitions, net of cash acquired	(4,272)	(289,269)
Purchases of intangible assets	—	(22)
Capitalization of software and website development costs	(23,417)	(21,921)
Proceeds from the sale of assets	847	523
Other investing activities	1,120	(52)
Net cash used in investing activities	(53,816)	(349,508)
Financing activities
Proceeds from borrowings of debt	634,085	692,938
Payments of debt	(292,446)	(474,997)
Payments of debt issuance costs	—	(1,471)
Payments of withholding taxes in connection with equity awards	(462)	(2,125)
Payments of finance lease obligations	(5,364)	(8,780)
Purchase of noncontrolling interests	—	(41,177)
Purchase of ordinary shares	(537,573)	(14,043)
Proceeds from issuance of ordinary shares	6	2,891
Distribution to noncontrolling interest	(3,921)	(3,375)
Other financing activities	(1,715)	—
Net cash (used in) provided by financing activities	(207,390)	149,861
Effect of exchange rate changes on cash	(2,253)	(1,806)
Net increase in cash and cash equivalents	1,638	4,037
Cash and cash equivalents at beginning of period	35,279	44,227
Cash and cash equivalents at end of period	$36,917	$48,264

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Six Months Ended December 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,313	$29,805
Income taxes	5,183	10,961
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation (1)	—	6,223
Property and equipment acquired under finance leases	140	7,225
Amounts accrued related to business acquisitions	2,831	5,729
____________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, any costs previously capitalized for a build-to-suit lease and included in the financing lease obligation are now classified as an operating lease and the lease financing obligation has been de-recognized. Refer to Note 2 for additional details.

See accompanying notes.

CIMPRESS PLC
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
Irish Merger
On December 3, 2019, Cimpress moved its place of incorporation from the Netherlands to Ireland by a cross-border merger in which Cimpress N.V., a Dutch public limited company, merged with and into Cimpress plc, an Irish public limited company, with Cimpress plc surviving the Irish Merger. As a result of the Irish Merger, all of Cimpress N.V.'s outstanding ordinary shares, par value €0.01 per share, were exchanged on a one-for-one basis for newly issued ordinary shares, nominal value of €0.01 per share, of Cimpress plc, and Cimpress plc assumed all of Cimpress N.V.'s existing rights and obligations.
In conjunction with the Irish Merger, 25,000 Cimpress plc deferred ordinary shares were issued to meet the Irish statutory minimum capital requirements of an Irish public limited company. The deferred ordinary shares remain outstanding following the completion of the Irish Merger and will continue to be outstanding until redeemed or surrendered. These deferred ordinary shares (i) do not have any voting rights; (ii) do not entitle the holders thereof to any dividends or other distributions of Cimpress plc; and (iii) do not entitle the holders thereof to participate in the surplus assets of Cimpress plc on a winding-up beyond, in total, the nominal value of such deferred ordinary shares held. Accordingly, these deferred ordinary shares do not dilute the economic ownership of Cimpress plc shareholders.
The Irish Merger was accounted for as a merger between entities under common control. The historical financial statements of Cimpress N.V. for periods prior to the Irish Merger are considered to be the historical financial statements of Cimpress plc. The Irish Merger has not had and is not expected to have a material impact on how Cimpress conducts its day-to-day operations, its financial position, consolidated effective tax rate, results of operations or cash flows.
2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or for any other period.

The consolidated financial statements include the accounts of Cimpress plc, its wholly owned subsidiaries, entities in which we maintain a controlling financial interest, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we cannot exercise significant influence, and the related equity securities do not have a readily determinable fair value, are accounted for using the cost method and are included in other assets on the consolidated balance sheets.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2019. There have been no material changes to our significant accounting policies during three and six months ended December 31, 2019, except the adoption of the new lease accounting standard, as discussed below.
Share-based Compensation

Total share-based compensation expense was $8,433 and $13,847 for the three and six months ended December 31, 2019, respectively. During the three months ended December 31, 2018, we recognized a net benefit in our consolidated statement of operations for share-based compensation costs of $2,720 and expense of $6,196 during the six months ended December 31, 2018.

During the three months ended December 31, 2018, we concluded the performance condition tied to our supplemental performance share units was no longer probable and reversed $15,397 of share-based compensation expense, resulting in a net benefit to operating income. As of December 31, 2019, we continue to believe the awards are not probable of achievement and recognized no expense in the current periods.
Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(Losses) gains on derivatives not designated as hedging instruments (1)	$(11,666)	$11,171	$7,691	$18,544
Currency-related gains (losses), net (2)	2,645	(1,023)	(767)	1,074
Other (losses) gains	(19)	(519)	(290)	263
Total other (expense) income, net	$(9,040)	$9,629	$6,634	$19,881

_____________________

(1)	Primarily relates to both realized and unrealized gains (losses) on derivative currency forward and option contracts not designated as hedging instruments.

(2)
We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three and six months ended December 31, 2019 and 2018 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized losses related to cross-currency swaps were $2,858 and unrealized gains were $1,820 for the three and six months ended December 31, 2019, respectively, as compared to unrealized gains of $2,080 and $1,243 for the three and six months ended December 31, 2018, respectively.

Net Income Per Share Attributable to Cimpress plc
Basic net income per share attributable to Cimpress plc is computed by dividing net income attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), restricted share awards ("RSAs") and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Weighted average shares outstanding, basic	27,036,675	30,863,339	28,391,855	30,873,478
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	880,084	957,158	831,261	1,040,032
Shares used in computing diluted net income per share attributable to Cimpress plc	27,916,759	31,820,497	29,223,116	31,913,510

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

We also elected the practical expedient to account for our lease components as a single lease component rather than separating them into lease and nonlease components, which would have resulted in recognizing only the lease components in the measurement of our lease assets and liabilities. This expedient was applied to all underlying classes of assets we lease.

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

The new standard impacted the classification of our build-to-suit leases for our Waltham, Massachusetts and Dallas, Texas building leases, which resulted in a change of their classification to operating leases. On July 1, 2019, we de-recognized the existing lease assets included within property, plant and equipment, net of $121,254, the related lease financing obligations of $124,665, and associated deferred rent of $418. This change resulted in an $817 decrease to deferred tax assets and a net increase to retained earnings of $2,989. In addition, on July 1, 2019, we recognized operating lease assets of $169,668 and operating lease liabilities of $176,383, inclusive of our Waltham, Massachusetts lease which commenced prior to the transition date. The difference between the operating lease assets and liabilities resulted from the reclassification of deferred rent and tenant allowance balances presented in other financial statement lines of the consolidated balance sheet, which are now included in the operating lease assets.

For the three and six months ended December 31, 2019, the change in lease classification for our build-to-suit leases resulted in a reduction to operating income within our consolidated statement of operations of $1,860 and $3,720, respectively, with a corresponding decrease to interest expense, net. In our consolidated statement of cash flows, the change in classification resulted in a decrease to cash from operating activities and increase to cash from financing activities of $1,955 during the six months ended December 31, 2019. Other than the impact from our build-to-suit leases, the new standard did not have a material impact on our consolidated statement of operations and consolidated statement of cash flows. Refer to Note 13 for additional lease disclosure.

Lease accounting policy

We determine if an arrangement contains a lease at contract inception. We consider an arrangement to be a lease if it conveys the right to control an identifiable asset for a period of time.

Lease right-of-use ("ROU") assets and liabilities for operating and finance leases are recognized based on the present value of the future lease payments over the lease term at lease commencement date. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date. Our incremental borrowing rate approximates the interest rate on a collateralized basis for the economic environments where our leased assets are located, and is established by considering the credit spread associated with our existing debt arrangements, as well as observed market rates for instruments with a similar term to that of the lease payments. ROU assets also include any lease payments made at or before the lease commencement, as well as any initial direct costs incurred. Lease incentives received from the lessor are recognized as a reduction to the ROU asset.

Variable lease payments are excluded from the operating lease assets and liabilities and are recognized as expense in the period in which the obligation is incurred. Variable lease payments primarily include index-based rent escalation associated with some of our real estate leases, as well as property taxes and common area maintenance payments for most real estate leases, which are determined based on the costs incurred by the lessor. We also make variable lease payments for certain print equipment leases that are determined based on production volumes.

Our initial determination of the lease term is based on the facts and circumstances that exist at lease commencement. The lease term may include the effect of options to extend or terminate the lease when it is reasonably certain that those options will be exercised. We consider these options reasonably certain to be exercised based on our assessment of economic incentives, including the fair market rent for equivalent properties under similar terms and conditions, costs of relocating, availability of comparable replacement assets, and any related disruption to operations that would be experienced by not renewing the lease.

Operating leases are included in operating lease assets and current and non-current operating lease liabilities in the consolidated balance sheets. Finance lease assets are included in property, plant, and equipment, net, and the related liabilities are included in other current liabilities and other liabilities in the consolidated balance sheets.

We have subleased a small amount of our equipment and real estate lease portfolio to third parties, making us the lessor. Most of these subleases meet the criteria for operating lease classification and the related sublease income is recognized on a straight-line basis over the lease term within the consolidated statement of operations. To a lesser extent, we have leases in which we are the lessees, classify the leases as finance leases and have subleased the asset under similar terms, resulting in their classification as direct financing leases. For direct financing leases, we recognize a sublease receivable within prepaid expenses and other current assets and other assets in the consolidated balance sheets.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)" (ASU 2018-15), which requires a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard would be effective on July

1, 2020 and we early adopted the new standard on July 1, 2019. The standard did not have a material impact on our consolidated financial statements.
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
Upon transitioning to the new standard on July 1, 2019, we reversed the cumulative effect of expense previously recognized in earnings for the ineffective portion of our interest rate swap contracts, which resulted in an adjustment to retained earnings and accumulated other comprehensive loss within our consolidated balance sheet of $153, net of tax. We will prospectively recognize any ineffectiveness associated with our effective and designated cash flow hedges within accumulated other comprehensive loss, rather than in earnings. These changes did not have a material impact on our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$3,048	$—	$3,048	$—
Currency forward contracts	16,007	—	16,007	—
Currency option contracts	3,463	—	3,463	—
Total assets recorded at fair value	$22,518	$—	$22,518	$—

Liabilities
Interest rate swap contracts	$(12,824)	$—	$(12,824)	$—
Currency forward contracts	(904)	—	(904)	—
Currency option contracts	(447)	—	(447)	—
Total liabilities recorded at fair value	$(14,175)	$—	$(14,175)	$—

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$144	$—	$144	$—
Currency forward contracts	15,268	—	15,268	—
Currency option contracts	4,765	—	4,765	—
Total assets recorded at fair value	$20,177	$—	$20,177	$—

Liabilities
Interest rate swap contracts	$(12,895)	$—	$(12,895)	$—
Cross-currency swap contracts	(915)	—	(915)	—
Currency forward contracts	(2,486)	—	(2,486)	—
Currency option contracts	(42)	—	(42)	—
Total liabilities recorded at fair value	$(16,338)	$—	$(16,338)	$—

During the quarter ended December 31, 2019, and year ended June 30, 2019, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of December 31, 2019 and June 30, 2019, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximated their estimated fair values. As of December 31, 2019 and June 30, 2019, the carrying value of our debt, excluding debt issuance costs and debt discounts, was $1,381,063 and $1,035,585, respectively, and the fair value was $1,335,676 and $1,045,334, respectively. Our debt at December 31, 2019 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. On July 1, 2019, we adopted the new hedge accounting standard, in which we no longer recognize the ineffective portion of an effective hedge within earnings, rather any ineffectiveness associated with any effective and designated hedge is recognized within accumulated other comprehensive loss. Refer to Note 2 for additional details.
The change in the fair value of derivatives not designated as hedges is recognized directly in earnings as a component of other (expense) income, net.
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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of December 31, 2019, we estimate that $3,062 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2020. As of December 31, 2019, we had nine outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2019	$500,000
Contracts with a future start date	—
Total	$500,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of December 31, 2019, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $124,808, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2019, we estimate that $3,146 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2020.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of December 31, 2019, we had nine currency forward contracts designated as net investment hedges with a total notional amount of $297,681, maturing during various dates through April 2025. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2019 and 2018, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2019, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$581,807	February 2018 through December 2019	Various dates through October 2024	617	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2019 and June 30, 2019. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(12,824)	$—	$(12,824)
Cross-currency swaps	Other assets	3,048	—	3,048	Other current liabilities	—	—	—
Derivatives in net investment hedging relationships
Currency forward contracts	Other current assets / other assets	10,716	—	10,716	Other liabilities	(429)	—	(429)
Total derivatives designated as hedging instruments		$13,764	$—	$13,764		$(13,253)	$—	$(13,253)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$6,819	$(1,528)	$5,291	Other current liabilities / other liabilities	$(706)	$231	$(475)
Currency option contracts	Other current assets / other assets	3,495	(32)	3,463	Other current liabilities / other liabilities	(535)	88	(447)
Total derivatives not designated as hedging instruments		$10,314	$(1,560)	$8,754		$(1,241)	$319	$(922)

	June 30, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$144	$—	$144	Other current liabilities / other liabilities	$(12,895)	$—	$(12,895)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(915)	—	(915)
Derivatives in net investment hedging relationships
Currency forward contracts	Other non-current assets	4,514	—	4,514	Other liabilities	(2,397)	—	(2,397)
Total derivatives designated as hedging instruments		$4,658	$—	$4,658		$(16,207)	$—	$(16,207)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$11,865	$(1,111)	$10,754	Other current liabilities / other liabilities	$(127)	$38	$(89)
Currency option contracts	Other current assets / other assets	4,793	(28)	4,765	Other current liabilities / other liabilities	(42)	—	(42)
Total derivatives not designated as hedging instruments		$16,658	$(1,139)	$15,519		$(169)	$38	$(131)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and six months ended December 31, 2019 and 2018:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive Income
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps (1)	$4,394	$(5,686)	$(196)	$(4,436)
Cross-currency swaps	1,737	(1,121)	(861)	(1,761)
Derivatives in net investment hedging relationships
Cross-currency swaps	—	3,225	—	5,015
Currency forward contracts	(4,153)	5,433	8,565	7,319
Total	$1,978	$1,851	$7,508	$6,137
___________________
(1) Upon transitioning to the new hedge accounting standard on July 1, 2019, we reversed the cumulative effect of expense recognized for the ineffective portion of our interest rate swap contracts, which resulted in an adjustment to accumulated other comprehensive loss of $153, net of tax, which is included within the interest rate swap gain (loss) recognized for the three and six months ended December 31, 2019.

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2019 and 2018:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps	$485	$378	$455	$209	Interest expense, net
Cross-currency swaps	(2,026)	2,534	3,538	3,774	Other (expense) income, net
Total before income tax	(1,541)	2,912	3,993	3,983	Income before income taxes
Income tax	396	(728)	(987)	(996)	Income tax (benefit) expense
Total	$(1,145)	$2,184	$3,006	$2,987

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period.

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Currency contracts	$(11,666)	$11,171	$7,691	$18,544	Other (expense) income, net
Interest rate swaps (1)	—	(418)	—	(214)	Other (expense) income, net
Total	$(11,666)	$10,753	$7,691	$18,330

_____________________
(1) Upon our adoption of the new hedge accounting standard on July 1, 2019, we prospectively recognize any ineffectiveness associated with effective and designated hedges within accumulated other comprehensive loss, rather than in earnings.
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $969 for the six months ended December 31, 2019:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2019	$(11,282)	$(204)	$(68,371)	$(79,857)
Other comprehensive (loss) income before reclassifications	(1,057)	—	2,414	1,357
Amounts reclassified from accumulated other comprehensive loss to net income	3,006	—	—	3,006
Net current period other comprehensive income	1,949	—	2,414	4,363
Balance as of December 31, 2019	$(9,333)	$(204)	$(65,957)	$(75,494)

________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2019 and June 30, 2019, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $7,834 and unrealized losses of $731, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2019 and June 30, 2019 was as follows:

	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other Businesses	Total
Balance as of June 30, 2019	$145,961	$124,089	$198,363	$34,434	$216,033	$718,880
Acquisitions (1)	—	6,879	—	—	—	6,879
Adjustments (2)	3,919	—	—	—	(3,919)	—
Effect of currency translation adjustments (3)	(116)	(1,664)	(2,922)	—	—	(4,702)
Balance as of December 31, 2019	$149,764	$129,304	$195,441	$34,434	$212,114	$721,057
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
(3) Related to goodwill held by subsidiaries whose functional currency is not the U.S. Dollar.
7. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2019	June 30, 2019
Compensation costs	$56,519	$58,864
Income and indirect taxes (1)	59,233	40,102
Advertising costs (1)	42,327	22,289
Shipping costs (1)	10,968	7,275
Production costs (1)	10,475	9,261
Interest payable	1,870	2,271
Sales returns	5,868	5,413
Purchases of property, plant and equipment	2,203	2,358
Professional fees	3,038	2,786
Other	44,670	44,096
Total accrued expenses	$237,171	$194,715
___________________
(1) The increase in income and indirect taxes, advertising, shipping, and production costs is due to seasonal increases during our holiday season in the second quarter of our fiscal year.
Other current liabilities included the following:

	December 31, 2019	June 30, 2019
Current portion of finance lease obligations	$8,538	$10,668
Current portion of lease financing obligation (1)	—	12,569
Short-term derivative liabilities	1,727	1,628
Other	1,179	3,016
Total other current liabilities	$11,444	$27,881
___________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, our Waltham, MA, and Dallas, TX leases, which were previously classified as build-to-suit, are now classified as operating leases and therefore the lease financing obligation has been de-recognized. Refer to Note 2 for additional details.

Other liabilities included the following:

	December 31, 2019	June 30, 2019
Long-term finance lease obligations	$20,530	$16,036
Long-term derivative liabilities	14,326	15,886
Other	15,141	21,794
Total other liabilities	$49,997	$53,716

8. Debt

	December 31, 2019	June 30, 2019
Senior secured credit facility	$965,676	$621,224
7.0% Senior unsecured notes due 2026	400,000	400,000
Other	15,387	14,361
Debt issuance costs and debt discounts	(10,773)	(12,018)
Total debt outstanding, net	1,370,290	1,023,567
Less: short-term debt (1)	73,755	81,277
Long-term debt	$1,296,535	$942,290
_____________________
(1) Balances as of December 31, 2019 and June 30, 2019 are inclusive of short-term debt issuance costs and debt discounts of $2,419 for both periods presented.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2019, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
As of December 31, 2019, we had a committed credit facility of $1,564,857 as follows:

•	Revolving loans of $1,087,257 with a maturity date of June 14, 2023

•	Term loans of $477,600 amortizing over the loan period, with a final maturity date of June 14, 2023
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of December 31, 2019, the weighted-average interest rate on outstanding borrowings was 3.39%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of December 31, 2019.
Indenture and Senior Unsecured Notes
On June 15, 2018, we completed a private placement of $400,000 in aggregate principal amount of 7.0% senior unsecured notes due 2026 (the “2026 Notes”). We issued the 2026 Notes pursuant to a senior notes indenture among Cimpress plc, our subsidiary guarantors, and MUFG Union Bank, N.A., as trustee. We used the net proceeds from the 2026 Notes during fiscal 2018 to redeem all of the outstanding 7.0% senior unsecured notes due 2022, repay a portion of the indebtedness outstanding under our revolving credit facility and pay all related fees and expenses.
The 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the Notes is payable semi-annually on June 15 and December 15 of each year to the holders of record of the 2026 Notes at the close of business on June 1 and December 1, respectively, preceding such interest payment date.

The 2026 Notes are senior unsecured obligations and rank equally in right of payment to all our existing and future senior unsecured debt and senior in right of payment to all of our existing and future subordinated debt. The Notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. Subject to certain exceptions, each of our existing and future subsidiaries that is a borrower under or guarantees our senior secured credit facilities also guarantees the 2026 Notes.
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
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2019 and June 30, 2019, we had $15,387 and $14,361, respectively, outstanding for those obligations that are payable through March 2025.
9. Income Taxes

Our income tax benefit was $93,795 and $87,680 for the three and six months ended December 31, 2019, respectively, compared to an expense of $14,399 and $19,880 for the three and six months ended December 31, 2018. During the three months ended December 31, 2019, we recognized a discrete deferred tax benefit of $114,114 related to Swiss Tax Reform, as discussed below. Without this benefit, tax expense would have increased, primarily attributable to increased pre-tax income for the three and six months ended December 31, 2019 as compared to the same prior year periods. In addition, during the three months ended December 31, 2018 we recognized "Patent Box" tax benefits of $3,547 granted to our Pixartprinting business in Italy. Also, during the six months ended December 31, 2018, we recognized a decrease in deferred tax assets of $5,574 related to Notice 2018-68 issued by the United States Internal Revenue Service, which provided guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2020 as compared to fiscal 2019 primarily due to tax impacts of changing Cimpress N.V.'s tax residency from the Netherlands to Ireland in February 2019, offset by an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

On October 25, 2019, the canton of Zurich enacted tax law changes by publishing the results of its referendum to adopt the Federal Act on Tax Reform and AHV Financing (TRAF), which we refer to as Swiss Tax Reform. Swiss Tax Reform is effective as of January 1, 2020 and includes the abolishment of various favorable federal and cantonal tax regimes. Swiss Tax Reform provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. We recognized a tax benefit of $114,114 to establish new Swiss deferred tax assets related to transitional relief measures and remeasuring our existing Swiss deferred tax assets and liabilities. We don't expect to realize the majority of this benefit until fiscal 2025 through fiscal 2030.

As of December 31, 2019, we had unrecognized tax benefits of $5,533, including accrued interest and penalties of $587. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire amount of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $400 to $800 related to the lapse of applicable statutes of limitations.

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
10. Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key member of the business' management team owns a minority portion of the equity. The balance sheet and operating activity of these entities are included in our consolidated financial statements and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity. We recognize redeemable noncontrolling interests at fair value on the sale or acquisition date and adjust to the redemption value on a periodic basis with the offset to retained earnings in the consolidated balance sheet. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value is offset to the net (income) loss attributable to noncontrolling interest in our consolidated statement of operations.
Redeemable Noncontrolling Interests
PrintBrothers
During the fourth quarter of fiscal 2019, we sold a minority equity interest in each of the three businesses within our PrintBrothers reportable segment to members of the management team. We received proceeds of €50,173 ($57,046 based on the exchange rate on the date we received the proceeds) in exchange for an equity interest in each of the businesses ranging from 12% to 13%. As of June 30, 2019, we recognized the redeemable noncontrolling interest at fair value of $57,046. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. We recorded an adjustment of $5,493 to increase the carrying value to the estimated redemption amounts, with the offset recognized in retained earnings in the consolidated balance sheet, since the estimated redemption amounts were less than the fair value.
All Other Businesses

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of December 31, 2019, the redemption value was less than the carrying value, and therefore no adjustment was required.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of December 31, 2019, the redemption value is less than the carrying value and therefore no adjustment has been made.

The following table presents the reconciliation of changes in our noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2019	$63,182
Acquisition of noncontrolling interest (1)	3,995
Accretion to redemption value recognized in retained earnings (2)	5,493
Net income attributable to noncontrolling interest	246
Distribution to noncontrolling interest	(3,921)
Foreign currency translation	(794)
Balance as of December 31, 2019	$68,201

___________________
(1) During the first quarter of fiscal 2020, we acquired majority equity interests related to two immaterial businesses within our PrintBrothers reportable segment.
(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value.
11. Variable Interest Entity ("VIE")
Investment in Printi LLC
As of December 31, 2019, we have a 53.7% equity interest in Printi LLC, which operates in Brazil, and the shareholders of Printi share profits and voting control on a pro-rata basis. We agreed to acquire all of the remaining equity interests in Printi through a reciprocal put and call structure, contractually exercisable from April 1, 2021 through a mandatory redemption date of July 31, 2023. This contractual obligation is presented as a liability on our consolidated balance sheet and we adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations. As of December 31, 2019 and June 30, 2019, the carrying value of these liabilities is zero, based on their estimated redemption values.
In May 2017, we entered into an arrangement with two Printi equity holders to provide loans, which represent prepayments for our future purchase of their equity interests. The loans are payable on the date the put or call option is exercised and the loan proceeds will be used to offset our purchase of their remaining outstanding equity interest, which also serves as collateral. As of December 31, 2019 and June 30, 2019, the net loan receivable including accrued interest was zero, since the collateral value of the related liabilities is estimated to have no value.
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance. During the first quarter of fiscal 2020, we revised our internal organizational and reporting structure leading to changes in our Vistaprint and All Other Businesses reportable segments. Our Vistaprint Corporate Solutions, Vistaprint India, and Vistaprint Japan businesses, which were previously aggregated based on materiality in our All Other Businesses, are now directly managed within the Vistaprint business. These businesses are close derivatives or adjacencies of the Vistaprint business and leverage the Vistaprint brand, customers, technology, and/or other assets. This change in reporting structure positions them closer to the Vistaprint operations, capabilities, and resources. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
As of December 31, 2019, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:

•
Vistaprint - Includes the operations of our global Vistaprint websites and our Webs-branded business, which is managed with the Vistaprint-branded digital business. Also included is our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses

•	PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses

•	The Print Group - Includes the results of our Easyflyer, Exagroup, Pixartprinting, and Tradeprint businesses

•	National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue:
Vistaprint (1)	$433,305	$443,940	$776,476	$789,260
PrintBrothers (2)	126,617	116,314	235,907	217,703
The Print Group (3)	87,699	87,740	159,957	158,740
National Pen (4)	127,985	132,951	198,148	198,922
All Other Businesses (5)	49,774	48,256	92,050	55,971
Total segment revenue	825,380	829,201	1,462,538	1,420,596
Inter-segment eliminations	(5,047)	(3,634)	(8,246)	(6,048)
Total consolidated revenue	$820,333	$825,567	$1,454,292	$1,414,548
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $2,525 and $3,853 for the three and six months ended December 31, 2019, respectively, and $2,088 and $3,338 for the prior comparative periods, respectively.
(2) PrintBrothers segment revenues include inter-segment revenue of $329 and $572 for the three and six months ended December 31, 2019, respectively, and $353 and $711 for the prior comparative periods, respectively.
(3) The Print Group segment revenues include inter-segment revenue of $986 and $1,418 for the three and six months ended December 31, 2019, respectively, and $439 and $495 for the prior comparative periods, respectively.
(4) National Pen segment revenues include inter-segment revenue of $966 and $1,947 for the three and six months ended December 31, 2019 respectively, and $754 and $1,504 for the prior comparative periods, respectively.
(5) All Other Businesses segment revenues include inter-segment revenue of $241 and $456 for the three and six months ended December 31, 2019. There was no inter-segment revenue for the three and six months ended December 31, 2018. Our All Other Businesses segment includes the revenue from our BuildASign acquisition from October 1, 2018.

	Three Months Ended December 31, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$284,345	$—	$—	$54,400	$44,221	$382,966
Europe	121,143	126,288	86,713	60,887	—	395,031
Other	25,292	—	—	11,732	5,312	42,336
Inter-segment	2,525	329	986	966	241	5,047
Total segment revenue	433,305	126,617	87,699	127,985	49,774	825,380
Less: inter-segment elimination	(2,525)	(329)	(986)	(966)	(241)	(5,047)
Total external revenue	$430,780	$126,288	$86,713	$127,019	$49,533	$820,333

	Six Months Ended December 31, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$531,430	$—	$—	$95,942	$79,627	$706,999
Europe	195,601	235,335	158,539	83,200	—	672,675
Other	45,592	—	—	17,059	11,967	74,618
Inter-segment	3,853	572	1,418	1,947	456	8,246
Total segment revenue	776,476	235,907	159,957	198,148	92,050	1,462,538
Less: inter-segment elimination	(3,853)	(572)	(1,418)	(1,947)	(456)	(8,246)
Total external revenue	$772,623	$235,335	$158,539	$196,201	$91,594	$1,454,292

	Three Months Ended December 31, 2018
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$285,304	$—	$—	$57,348	$41,911	$384,563
Europe	130,731	115,961	87,301	62,473	—	396,466
Other	25,817	—	—	12,376	6,345	44,538
Inter-segment	2,088	353	439	754	—	3,634
Total segment revenue	443,940	116,314	87,740	132,951	48,256	829,201
Less: inter-segment elimination	(2,088)	(353)	(439)	(754)	—	(3,634)
Total external revenue	$441,852	$115,961	$87,301	$132,197	$48,256	$825,567

	Six Months Ended December 31, 2018
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$531,425	$—	$—	$95,906	$43,639	$670,970
Europe	207,402	216,992	158,245	83,509	—	666,148
Other	47,095	—	—	18,003	12,332	77,430
Inter-segment	3,338	711	495	1,504	—	6,048
Total segment revenue	789,260	217,703	158,740	198,922	55,971	1,420,596
Less: inter-segment elimination	(3,338)	(711)	(495)	(1,504)	—	(6,048)
Total external revenue	$785,922	$216,992	$158,245	$197,418	$55,971	$1,414,548

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes.

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018		2019	2018
Segment EBITDA:
Vistaprint	$132,160	$96,963		$212,740	$156,957
PrintBrothers	16,459	11,691		27,236	22,262
The Print Group	18,105	16,368		31,739	28,214
National Pen	28,099	26,634		18,249	10,166
All Other Businesses	3,668	(2,294)		5,385	(7,016)
Total segment EBITDA	198,491	149,362		295,349	210,583
Central and corporate costs	(31,707)	(13,124)		(58,637)	(42,411)
Depreciation and amortization	(42,356)	(44,502)		(84,891)	(85,220)
Waltham, MA lease depreciation adjustment (1)	—	1,030		—	2,060
Share-based compensation related to investment consideration	—	(2,893)		—	(2,893)
Certain impairments and other adjustments	(936)	(65)		(760)	22
Restructuring-related charges	(1,897)	(1,026)		(4,087)	(1,196)
Interest expense for Waltham, MA lease (1)	—	1,833		—	3,682
Total income from operations	121,595	90,615		146,974	84,627
Other (expense) income, net	(9,040)	9,629	—	6,634	19,881
Interest expense, net	(15,701)	(16,808)	—	(30,788)	(30,585)
Income before income taxes	$96,854	$83,436		$122,820	$73,923
___________________
(1) Upon the adoption of the new leasing standard on July 1, 2019, our Waltham, MA lease, which was previously classified as build-to-suit, is now classified as an operating lease under the new standard. Therefore, the Waltham depreciation and interest expense adjustments that were made in comparative periods will no longer be made beginning in the first fiscal quarter of 2020, as any impact from the Waltham lease will be reflected in operating income. Refer to Note 2 for additional details.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Depreciation and amortization:
Vistaprint	$15,781	$17,357	$32,056	$34,678
PrintBrothers	5,553	5,663	10,808	12,076
The Print Group	6,609	7,687	12,842	15,418
National Pen	5,523	5,319	11,104	10,443
All Other Businesses	5,888	5,259	11,861	5,842
Central and corporate costs	3,002	3,217	6,220	6,763
Total depreciation and amortization	$42,356	$44,502	$84,891	$85,220

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Purchases of property, plant and equipment:
Vistaprint	$6,192	$9,378	$10,697	$21,434
PrintBrothers	668	647	999	2,376
The Print Group	4,889	2,787	8,994	4,783
National Pen	761	2,308	2,777	7,035
All Other Businesses	595	2,362	2,370	2,647
Central and corporate costs	796	259	2,257	492
Total purchases of property, plant and equipment	$13,901	$17,741	$28,094	$38,767

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Capitalization of software and website development costs:
Vistaprint	$5,625	$6,208	$12,290	$13,466
PrintBrothers	291	517	622	804
The Print Group	424	703	875	1,198
National Pen	979	576	1,815	1,476
All Other Businesses	1,116	871	2,079	961
Central and corporate costs	2,511	1,813	5,736	4,016
Total capitalization of software and website development costs	$10,946	$10,688	$23,417	$21,921

The following table sets forth long-lived assets by geographic area:

	December 31, 2019	June 30, 2019
Long-lived assets (1):
United States	$169,989	$57,118
Netherlands	98,624	73,601
Canada	75,055	73,447
Switzerland	62,140	57,488
Italy	50,261	43,203
Jamaica	21,218	21,267
Australia	21,273	20,749
France	25,312	18,533
Japan	16,364	17,768
Other	106,603	79,006
Total	$646,839	$462,180
___________________
(1) Excludes goodwill of $721,057 and $718,880, intangible assets, net of $235,031 and $262,701, and deferred tax assets of $160,058 and $59,906 as of December 31, 2019 and June 30, 2019, respectively. Build-to-suit lease assets of $124,408 are excluded for the year ended June 30, 2019, and upon our adoption of ASC 842 on July 1, 2019, our Waltham, MA and Dallas, TX build-to-suit lease asset balances were de-recognized.
As of December 31, 2019, all operating lease assets are recognized within the balances above. Refer to Note 2 for additional details.
13. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2034. Our finance leases primarily relate to machinery and plant equipment.
The following table presents the classification of right-of-use assets and lease liabilities as of December 31, 2019:

Leases	Consolidated Balance Sheet Classification	December 31, 2019

Assets:
Operating right-of-use assets	Operating lease assets, net	$173,156
Finance right-of-use assets	Property, plant, and equipment, net	65,953
Total lease assets		$239,109
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current	$37,698
Finance lease liabilities	Other current liabilities	8,538
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	143,276
Finance lease liabilities	Other liabilities	20,530
Total lease liabilities		$210,042

The following table represents the lease expenses for the three and six months ended December 31, 2019:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease expense	$10,573	$21,454
Finance lease expense:
Amortization of finance lease assets	1,550	3,205
Interest on lease liabilities	263	440
Variable lease expense	2,731	5,625
Less: sublease income	(809)	(1,759)
Net lease cost	$3,735	$7,511

Future minimum lease payments under non-cancelable leases as of December 31, 2019 were as follows:

	Operating lease obligations	Finance lease obligations	Total lease obligations
2020	$21,883	$10,210	$32,093
2021	40,076	7,665	47,741
2022	33,397	5,484	38,881
2023	27,454	3,280	30,734
2024	22,401	1,718	24,119
Thereafter	55,329	2,311	57,640
Total	200,540	30,668	231,208
Less: present value discount	(19,566)	(1,600)	(21,166)
Lease liability	$180,974	$29,068	$210,042

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the following is a summary of future minimum lease payments under non-cancelable leases and build-to-suit arrangements as of June 30, 2019:

	Operating lease obligations	Build-to-suit lease obligations (1)	Finance lease obligations	Total lease obligations
2020	$30,269	$13,482	$11,468	$55,219
2021	22,849	13,836	6,414	43,099
2022	16,592	13,877	3,724	34,193
2023	12,553	12,426	2,544	27,523
2024	9,032	12,163	1,565	22,760
Thereafter	8,338	40,656	2,403	51,397
Total	$99,633	$106,440	$28,118	$234,191
___________________
(1) Build-to-suit minimum payments at June 30, 2019 related to our Waltham, MA and Dallas, TX leases, refer to Note 2 for additional details.

Other information about leases is as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.40
Finance leases	4.61
Weighted-average discount rate
Operating leases	3.40%
Finance leases	3.49%

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

Six Months Ended
Supplemental Cash Flow Information	December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$21,118
Operating cash flows from finance leases	440
Financing cash flows from finance leases	5,364

14. Commitments and Contingencies
Purchase Obligations
At December 31, 2019, we had unrecorded commitments under contract of $119,028, including third-party web services of $68,730 and inventory and third-party fulfillment purchase commitments of $20,394. In addition, we had purchase commitments for professional and consulting fees of $6,125, production and computer equipment purchases of $5,078, commitments for advertising campaigns of $1,419, and other unrecorded purchase commitments of $17,282.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $2,831 in aggregate as of December 31, 2019.
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
15. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three and six months ended December 31, 2019, we recognized restructuring charges of $1,897 and $4,087 consisting of charges of $1,697 and $3,358, respectively, within our Vistaprint reportable segment as we continue to evolve our organizational structure; charges of $535 in our All Other Businesses reportable segment for the six months ended December 31, 2019, related to reorganization initiatives; and immaterial charges recognized within The Print Group reportable segment.

During the three and six months ended December 31, 2018, we recognized restructuring charges of $1,026 and $1,196, respectively, related primarily to two actions that were substantially complete as of December 31, 2018.

The following table summarizes the restructuring activity during the six months ended December 31, 2019:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2019	$3,045	$167	$3,212
Restructuring charges	3,778	309	4,087
Cash payments	(2,333)	(423)	(2,756)
Non-cash charges (1)	(772)	—	(772)
Accrued restructuring liability as of December 31, 2019	$3,718	$53	$3,771

___________________
(1) Non-cash charges primarily include acceleration of share-based compensation expenses.

16. Related Party Transaction

On November 5, 2019, we repurchased 750,000 of our outstanding ordinary shares, par value €0.01 per share, from two private investment partnerships affiliated with Prescott General Partners LLC (“PGP”) at a price of $135.00 per share, representing a discount of $1.05 to the closing price of our ordinary shares on November 5, 2019 (the “Transaction”).

PGP remains our largest shareholder, beneficially owning 3,906,492 of our outstanding ordinary shares immediately following the Transaction. In addition, Scott J. Vassalluzzo, a Managing Member of PGP, serves as a member of Cimpress’ Board of Directors. In light of the foregoing, the disinterested members of Cimpress’ Audit Committee reviewed the Transaction under our related person transaction policy and considered, among other things, Mr. Vassalluzzo’s and PGP’s interest in the Transaction, the approximate dollar value of the Transaction, that the shares were being repurchased at a discount to the closing price, and the purpose and the potential benefits to Cimpress of entering into the Transaction. Based on these considerations, the disinterested members of the Audit Committee concluded that the Transaction was in our best interest. The Transaction was effected pursuant to the share repurchase program approved by Cimpress’ Board of Directors and announced on February 12, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth, development and profitability of certain of our businesses, sufficiency of our cash, expectations for future share repurchases, expected impacts of our advertising spend initiatives, legal proceedings, expected currency volatility, the anticipated competitive position of certain of our businesses in Europe, the development and anticipated benefits to our businesses of our mass customization platform, and the expected impacts of Swiss tax reform. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; our failure to execute our strategy; our inability to make the investments in our business that we plan to make or the failure of those investments to achieve the results we expect; our failure to address performance issues in some of our businesses; the failure of the businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the performance, efficiencies, and competitive advantage we expect; loss of key personnel or our inability to recruit talented personnel to drive performance of our businesses; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses, including changes in the timing of or regulations included in Swiss tax reform; our failure to attract new customers and retain our current customers; our failure to manage the growth and complexity of our business and expand our operations; the willingness of purchasers of customized products and services to shop online; our failure to maintain compliance with the covenants in our senior secured revolving credit facility and senior unsecured notes or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Form 10-K for the fiscal year ended June 30, 2019 and the other documents we periodically file with the SEC.
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
During the first quarter of fiscal 2020, we revised our internal organizational and reporting structure leading to changes in our Vistaprint and All Other Businesses reportable segments. Our Vistaprint Corporate Solutions, Vistaprint India, and Vistaprint Japan businesses, which were previously aggregated based on materiality in our All Other Businesses, are now directly managed within the Vistaprint business. These businesses are close derivatives or adjacencies of the Vistaprint business and leverage the Vistaprint brand, customers, technology, and other assets. This change in reporting structure will position them closer to the Vistaprint operations, capabilities, and resources. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
In addition, we changed our segment profitability measure to an adjusted EBITDA metric in the first quarter of fiscal 2020. The financial metric that we use to hold our businesses accountable on an annual basis is unlevered free cash flow. Historically, we have reported segment profit based on adjusted net operating profit; however, this is not a direct input to unlevered free cash flow. We believe this change simplifies both our internal and external reporting, while also increasing the focus on a profitability metric that is a direct input into our internal operating measure, to our steady-state free cash flow analysis that we report annually and to our estimates of intrinsic value per share. The most significant change, when compared to our prior segment profit metric, is the exclusion of all depreciation and amortization expense, versus our prior profitability metric which only excluded amortization expense associated with our acquired intangible assets. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to the definition of segment EBITDA. We also include below adjusted EBITDA, at a consolidated level, which is the most comparable measure to our definition of segment EBITDA. Refer below for our definitions of non-GAAP measures.
As of December 31, 2019, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018 follows:
Second Quarter 2020

•	Revenue decreased by 1% to $820.3 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) increased by 1% and remained flat when excluding acquisitions completed in the last four quarters.

•	Operating income increased by $31.0 million to $121.6 million.

•	Adjusted EBITDA (a non-GAAP financial measure) increased by $47.4 million to $185.5 million.
Year to Date 2020

•	Revenue increased by 3% to $1,454.3 million.

•	Consolidated constant-currency revenue increased by 5% and increased by 2% when excluding acquisitions completed in the last four quarters.

•	Operating income increased by $62.3 million to $147.0 million.

•	Adjusted EBITDA increased by $84.5 million to $265.0 million.

•	Cash provided by operating activities increased by $59.6 million to $265.1 million.

•	Adjusted free cash flow (a non-GAAP financial measure) increased by $68.8 million to $213.6 million.
For the second quarter of fiscal 2020, the decrease in reported revenue is primarily due to the decline in our Vistaprint and National Pen reportable segments, driven by planned reductions in advertising spend, offset by growth in our PrintBrothers, The Print Group, and All Other Businesses reportable segments. Currency exchange rate fluctuations negatively impacted revenue during the current quarter.
For the second quarter of fiscal 2020, operating income increased as compared to the prior comparative period due to profitability improvements across all of our segments, driven by planned reductions in advertising spend for our Vistaprint and National Pen businesses combined with operational improvements in several of our businesses. Additionally, net investments in our early-stage businesses decreased primarily due to actions we have taken to improve the efficiency and focus of our Printi business. These profit improvements were partially offset by increased share-based compensation expense, as in the comparative period we realized a non-recurring benefit to operating income due to the reversal of previously recognized expense associated with our supplemental PSUs as we concluded their performance condition was not probable of being met. In addition, we increased investments in technology, professional service fees related to strategic projects and our Irish merger, and restructuring charges.
Adjusted EBITDA increased year-over-year primarily due to the same reasons as operating income mentioned above. Adjusted EBITDA includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA, and the net year-over-year impact of currency on consolidated adjusted EBITDA was insignificant.

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
Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2019 and 2018 are shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$433,305	$443,940	(2)%	—%	(2)%	—%	(2)%
PrintBrothers	126,617	116,314	9%	3%	12%	(4)%	8%
The Print Group	87,699	87,740	—%	3%	3%	—%	3%
National Pen	127,985	132,951	(4)%	1%	(3)%	—%	(3)%
All Other Businesses	49,774	48,256	3%	1%	4%	—%	4%
Inter-segment eliminations	(5,047)	(3,634)
Total revenue	$820,333	$825,567	(1)%	2%	1%	(1)%	—%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$776,476	$789,260	(2)%	1%	(1)%	—%	(1)%
PrintBrothers	235,907	217,703	8%	4%	12%	(2)%	10%
The Print Group	159,957	158,740	1%	4%	5%	—%	5%
National Pen	198,148	198,922	—%	1%	1%	—%	1%
All Other Businesses (3)	92,050	55,971	64%	1%	65%	(62)%	3%
Inter-segment eliminations	(8,246)	(6,048)
Total revenue	$1,454,292	$1,414,548	3%	2%	5%	(3)%	2%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Revenue from our fiscal year 2019 acquisitions is excluded from fiscal year 2020 revenue growth for quarters with no comparable year-over-year revenue. For example, revenue from BuildASign, which we acquired on October 1, 2018 in Q2 2019, is excluded from revenue growth in Q1 of fiscal year 2019, with no Q1 results in the comparable period, but is included in organic revenue growth starting in Q2 of fiscal year 2020 and will be included in future quarters. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
(3) The All Other Businesses segment includes the revenue of the BuildASign business from its acquisition date of October 1, 2018. Constant-currency revenue growth excluding acquisitions/divestitures excludes the revenue results for BuildASign since their acquisition date.
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

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue	$394,018	$411,496	$719,683	$713,967
% of revenue	48.0%	49.8%	49.5%	50.5%
For the three months ended December 31, 2019, consolidated cost of revenue decreased by $17.5 million, primarily due to the decrease in order volume from the comparable period in our Vistaprint business as well as cost benefits realized from more effective management of shipping costs and improved plant efficiencies due to these lower order volumes, as well as aggregate benefits of currency. This decline was offset by increased cost of revenue from the PrintBrothers businesses due to revenue growth, which was partially impacted by the vertical integration of a former supplier in one of our businesses during the first quarter of fiscal 2020.
For the six months ended December 31, 2019, consolidated cost of revenue increased by $5.7 million partially due to the addition of cost of revenue of $21.0 million from our BuildASign business, which was acquired on October 1, 2018 and is therefore not included for part of the comparable period. The cost of revenue for our PrintBrothers businesses increased by $12.3 million, primarily due to revenue growth in our WIRmachenDRUCK business. These increases were partially offset by a decrease in cost of revenue in our Vistaprint business of $24.7 million for the six months ended December 31, 2019, for the same reasons described above, as well as aggregate benefits of currency.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Technology and development expense	$64,427	$56,707	14%	$127,594	$114,885	11%
% of revenue	7.9%	6.9%		8.8%	8.1%
Marketing and selling expense	$173,336	$210,661	(18)%	$334,253	$392,334	(15)%
% of revenue	21.1%	25.5%		23.0%	27.7%
General and administrative expense	$51,910	$40,216	29%	$95,533	$81,392	17%
% of revenue	6.3%	4.9%		6.6%	5.8%
Amortization of acquired intangible assets	$13,150	$14,846	(11)%	$26,168	$26,147	—%
% of revenue	1.6%	1.8%		1.8%	1.8%
Restructuring expense	$1,897	$1,026	85%	$4,087	$1,196	242%
% of revenue	0.2%	0.1%		0.3%	0.1%
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

During the three and six months ended December 31, 2019, technology and development expenses increased by $7.7 million and $12.7 million, respectively, as compared to the prior year periods. The increase during both periods was partially due to an additional $3.6 million and $3.1 million, respectively, in share-based compensation expense due to the non-recurring reversal of supplemental PSU expense in the comparative periods. There was also a $3.0 million and $5.3 million increase of expense, respectively, in our Vistaprint business, primarily related to the ongoing rebuild of its technology infrastructure. In addition, we recognized increased costs in our central technology teams, primarily due to an increase in headcount, as these teams continue to develop new technologies that are intended to support our businesses, combined with higher operating costs driven by our businesses' increased adoption and usage of our central technology capabilities.
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
Our marketing and selling expenses decreased by $37.3 million and $58.1 million during the three and six months ended December 31, 2019, respectively, as compared to the prior year periods, primarily due to the reduction of advertising spend in our Vistaprint business of $30.8 million and $52.4 million, respectively, as we continue to work to eliminate spend that does not meet our return thresholds. We also recognized a decrease in marketing costs in our National Pen business of $9.0 million and $12.5 million, respectively, primarily due to a planned reduction in direct mail prospecting activity as compared to last year's elevated levels, combined with lower online advertising spend and call center costs. The decrease for the second quarter of fiscal 2020 was partially offset by additional share-based compensation expense of $2.4 million due to the non-recurring reversal of supplemental PSU expense in the comparative periods.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and six months ended December 31, 2019, general and administrative expenses increased by $11.7 million and $14.1 million, respectively, as compared to the prior period, primarily due to additional share-based compensation expense of $5.1 million and $4.1 million, respectively, due to the non-recurring reversal of supplemental PSU expense in the comparative periods. Additionally, there was an increase in consulting costs associated with strategic projects in our Vistaprint business and costs incurred centrally related to the cross-border Irish Merger, described in the Explanatory Note within this document. We also recognized higher recruiting costs related to the hiring of key members of the Vistaprint management team including the new executive team members, and during the six months ended December 31, 2019, we incurred additional costs from our BuildASign business as that business was only included for three months of the comparable period.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets decreased by $1.7 million for the three months ended December 31, 2019, and remained flat during the six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018. The reduction during the three months ended December 31, 2019, is due to amortization within our PrintBrothers and The Print Group reportable segments as certain intangible assets became fully amortized during the prior fiscal year, partially offset by additional amortization for our BuildASign business caused by the prior year timing of the acquisition.

Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs. During the three and six months ended December 31, 2019, we recognized restructuring expense of $1.9 million and $4.1 million, respectively, primarily related to charges incurred within our Vistaprint business as we continue to evolve our organizational structure. Comparatively, we recognized restructuring expense of $1.0 million and $1.2 million during the three and six months ended December 31, 2018, respectively.
Other Consolidated Results
Other (expense) income, net
Other (expense) income, net generally consists of gains and losses from currency exchange rate fluctuations on transactions or balances denominated in currencies other than the functional currency of our subsidiaries, as well as the realized and unrealized gains and losses on some of our derivative instruments. In evaluating our currency hedging programs and ability to qualify for hedge accounting in light of our legal entity cash flows, we considered the benefits of hedge accounting relative to the additional economic cost of trade execution and administrative burden. Based on this analysis, we execute certain currency derivative contracts that do not qualify for hedge accounting.
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(Losses) gains on derivatives not designated as hedging instruments	$(11,666)	$11,171	$7,691	$18,544
Currency-related gains (losses), net	2,645	(1,023)	(767)	1,074
Other (losses) gains	(19)	(519)	(290)	263
Total other (expense) income, net	$(9,040)	$9,629	$6,634	$19,881
The decrease in other (expense) income, net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, in which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net decreased $1.1 million during the three months ended December 31, 2019, but was flat during the six months ended December 31, 2019. During the three and six months ended December 31, 2019, we recognized lower interest expense of $1.8 million and $3.7 million, respectively, due to the impact of the adoption of ASC 842 in the first fiscal quarter of 2020, which resulted in a change in lease classification for our Waltham, MA build-to-suit lease. Refer to Note 2 for additional details. For both periods, we recognized additional interest expense associated with our senior secured credit facility as a result of our higher debt borrowing levels.

Income tax (benefit) expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income tax (benefit) expense	$(93,795)	$14,399	$(87,680)	$19,880
Effective tax rate	(96.8)%	17.3%	(71.4)%	26.9%

We recognized an income tax benefit for the three and six months ended December 31, 2019 as compared to an income tax expense in the same prior year periods. During the three months ended December 31, 2019, we recognized a discrete deferred tax benefit of $114.1 million related to Swiss Tax Reform, as discussed below. Without this benefit, tax expense would have increased, primarily attributable to increased pre-tax income for the three and six months ended December 31, 2019 as compared to the same prior year periods. In addition, during the three months ended December 31, 2018 we recognized "Patent Box" tax benefits of $3.5 million granted to our Pixartprinting business in Italy. Also, during the six months ended December 31, 2018, we recognized a decrease in deferred tax assets of $5.6 million related to Notice 2018-68 issued by the United States Internal Revenue Service, which provided guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2020 as compared to fiscal 2019 primarily due to changes in our Dutch fiscal unity during the three months ended December 31, 2018, offset by an expectation of a more favorable geographical mix of consolidated earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

On October 25, 2019, the canton of Zurich enacted tax law changes by publishing the results of its referendum to adopt the Federal Act on Tax Reform and AHV Financing (TRAF), which we refer to as Swiss Tax Reform. Swiss Tax Reform will be effective as of January 1, 2020 and includes the abolishment of various favorable federal and cantonal tax regimes. Swiss Tax Reform provides transitional relief measures for companies who are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. We recognized a tax benefit of $114.1 million to establish new Swiss deferred tax assets related to transitional relief measures and to remeasure our existing Swiss deferred tax assets and liabilities. We don't expect to realize the majority of this benefit until fiscal 2025 through fiscal 2030.

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
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization (excluding depreciation and amortization related to our Waltham, Massachusetts office lease for prior periods presented); plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments; plus restructuring related charges; less interest expense related to our Waltham, Massachusetts office lease for prior periods presented; less gain on purchase or sale of subsidiaries.
Vistaprint

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$433,305	$443,940	(2)%	$776,476	$789,260	(2)%
Segment EBITDA	132,160	96,963	36%	212,740	156,957	36%
% of revenue	31%	22%		27%	20%

Segment Revenue
Vistaprint's reported revenue decline for the three and six months ended December 31, 2019 was not impacted by currency for the three months ended December 31, 2019, while currency had a negative impact of 1% for the six months ended December 31, 2019. This resulted in constant-currency revenue decreases of 2% and 1%, respectively, for the three and six months ended December 31, 2019. Our revenue decrease was due to lower sales volumes which was expected with our planned reductions in advertising spend, and partially offset by the benefits of reduced discounting and new offers informed by data and customer insights. All of these changes are driving an expected shift to our mix of customers, resulting in declines in revenue from new customers as a result of our targeted elimination of inefficient advertising spend, but growth in repeat customer revenue. Despite the decline in revenue, these initiatives drove a significant improvement to profitability.
Segment Profitability
Vistaprint's segment EBITDA increased for the three and six months ended December 31, 2019 as compared to the prior periods, driven primarily by a reduction to advertising spend of $30.8 million and $52.4 million, respectively, as well as improvements to gross margin. The improvements to gross margin were influenced by the benefits of new offers and reduced discounting, reduced shipping costs, and improved plant efficiencies. These increases were partially offset by increases in technology investments to rebuild Vistaprint's technology infrastructure and consulting projects related to Vistaprint's focus on foundational basics. Vistaprint's segment EBITDA was also negatively impacted by currency movements during the quarter.
In the third quarter of fiscal 2020, we will pass the anniversary of the start of the reductions in advertising spend, which we expect will result in a moderation to the year-over-year decline in advertising spend for the second half of fiscal 2020, relative to the first half of fiscal 2020.
PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$126,617	$116,314	9%	$235,907	$217,703	8%
Segment EBITDA	16,459	11,691	41%	27,236	22,262	22%
% of revenue	13%	10%		12%	10%
Segment Revenue
PrintBrothers' reported revenue growth for the three and six months ended December 31, 2019 was negatively affected by currency impacts of 3% and 4%, respectively, resulting in constant-currency growth, excluding the impact of acquisitions, of 8% and 10%, respectively. We continue to see very aggressive price and online search competition in the upload and print space in Europe. We are committed to defending our price leadership position, including through continued price reductions. Order volume is growing faster than revenue and EBITDA continues to grow due to our focus on cost reductions and our focus on leveraging our shared strategic capabilities. Our upload and print businesses are working more closely together than in the past to exploit scale advantages and improve their cost competitiveness. There are several changes we have made in these businesses which negatively impact revenue in the current periods but contributed to the ability to remain a price leader and to expand EITDA margins as discussed below. These businesses also continue to invest in modernized e-commerce technologies and increasingly adopt our mass customization platform (MCP) microservices, which we believe will improve customer value and the efficiency of each business over the long term.
Segment Profitability
PrintBrothers' segment EBITDA increased during the three and six months ended December 31, 2019 as compared to the prior comparative periods, due to increased gross profit and for the same reasons as the revenue growth discussed above, combined with favorable product mix shifts, production and operating efficiencies, and the vertical integration of a former supplier in one of our businesses during the first quarter of fiscal 2020. This growth was partially offset by increased investments in technology intended to improve the customer value proposition of each business in increasingly competitive markets, pricing reductions in certain products offered by some businesses, and negative impacts from currency movements.
The Print Group

In thousands	Three Months Ended June 30,			Six Months Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$87,699	$87,740	—%	$159,957	$158,740	1%
Segment EBITDA	18,105	16,368	11%	31,739	28,214	12%
% of revenue	21%	19%		20%	18%
Segment Revenue
The Print Group's reported revenue growth for the three and six months ended December 31, 2019 was negatively affected by currency impacts of 3% and 4%, respectively, resulting in an increase in revenue on a constant-currency basis of 3% and 5%, respectively. The constant-currency revenue growth was primarily driven by continued growth from our Pixartprinting business. As described above, aggressive price competition continues in certain parts of the European upload and print market, but as we described above, we are committed to defending our price leadership position, including through continued price reductions. Order volume is growing faster than revenue and EBITDA continues to grow due to our focus on cost reductions and our focus on leveraging our shared strategic capabilities. These businesses are working more closely together than in the past and we continue to invest in modernized e-commerce technologies and increasingly adopt MCP microservices, which we believe will improve customer value and the efficiency of each business over the long term.
Segment Profitability
The Print Group's segment EBITDA increased during the three and six months ended December 31, 2019, as compared to the prior periods, primarily driven by product mix shifts including the elimination of revenue lines that we do not believe generated economic profit, as well as operating efficiencies. This was partially offset by investments in technology, unfavorable currency impacts, increased marketing costs, and the year-over-year impact of previously described price reductions in response to competition.
National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue	$127,985	$132,951	(4)%	$198,148	$198,922	—%
Segment EBITDA	28,099	26,634	6%	18,249	10,166	80%
% of revenue	22%	20%		9%	5%
Segment Revenue
National Pen's reported revenue decrease for the three and six months ended December 31, 2019 was negatively affected by currency impacts of 1% for both periods presented, resulting in constant-currency revenue decline of 3% for the three months ended December 31, 2019 and growth of 1%, for the six months ended December 31, 2019. The decrease in revenue was primarily driven by lower direct mail volumes which were expected due to our continued reductions to our prospecting activity spend, as we have made efforts to cut back on inefficient mail order and online advertising.
Segment Profitability
The improvement in National Pen's segment EBITDA for the three and six months ended December 31, 2019 was due to benefits realized from the reduction in advertising spend, as well as operational improvements, which includes the initial steps of migrating our European mail fulfillment from Mexico to Europe to reduce disruptions that occurred in transit during the prior periods. Currency had a negative impact on segment EBITDA for the three and six months ended December 31, 2019.

All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Reported Revenue (1)	$49,774	$48,256	3%	$92,050	$55,971	64%
Segment EBITDA (1)	3,668	(2,294)	260%	5,385	(7,016)	177%
% of revenue	7%	(5)%		6%	(13)%
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
Segment Revenue
For the three months ended December 31, 2019, the All Other Businesses segment revenue was negatively impacted by a currency impact of 1%, resulting in an increase in revenue of 4% on a constant currency basis. This was primarily driven by growth in our BuildASign business which experienced strong holiday sales in its home décor business. Organic constant-currency revenue, excluding the year-over-year impact of the BuildASign acquisition during the first quarter of fiscal year 2020 during which there was no comparative revenue in the year-ago period, increased by 3% for the six months ended December 31, 2019. All Other Businesses revenue was negatively impacted by a decrease in revenue in our Printi business as compared to the prior periods, primarily due to actions we have taken to improve the efficiency and focus of the business, which included foregoing certain revenue channels that we believe did not have a high probability of earning sufficient returns on the capital and focus they consumed.
Segment Profitability
The improvement in the All Other Businesses segment EBITDA for the three and six months ended December 31, 2019, as compared to the prior periods, was primarily due to the work to improve the efficiency and focus of Printi. Additionally, for the three months ended December 31, 2019, BuildASign recognized an increase to segment EBITDA, driven by the revenue growth described above and for the six months ended December 31, 2019, the timing of the acquisition of BuildASign positively impacted segment EBITDA.
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
Central and corporate costs increased by $18.6 million and $16.2 million during the three and six months ended December 31, 2019, respectively, as compared to the prior year, driven by the prior comparative period benefit realized due to the reversal of $14.3 million and $10.4 million, respectively, in share-based compensation costs primarily associated with our supplemental PSUs and related supplemental performance cash awards, for which we continue to believe the performance condition will not be met. For the three and six months ended December 31, 2019, we also incurred increased professional fees of $1.7 million and $1.9 million, respectively, primarily due to our December 2019 Irish Merger. In addition, we had an increase in central technology investments and operating costs driven by our businesses' increased adoption and usage of our central technology capabilities.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$265,097	$205,490
Net cash used in investing activities	(53,816)	(349,508)
Net cash (used in) provided by financing activities	(207,390)	149,861
At December 31, 2019, we had $36.9 million of cash and cash equivalents and $1,381.1 million of debt, excluding debt issuance costs and debt discounts. We expect cash and cash equivalents and debt levels to fluctuate over time depending on our working capital needs, organic investment levels, share repurchases and acquisition activity.
The cash flows during the six months ended December 31, 2019 related primarily to the following items:
Cash inflows:

•	Net income of $210.5 million

•
Adjustments for non-cash items of $5.1 million primarily related to positive adjustments for depreciation and amortization of $84.9 million, share-based compensation costs of $13.8 million and unrealized currency-related losses of $8.9 million, partially offset by non-cash tax related items of $105.6 million

•	Proceeds of debt of $341.6 million, net of payments

•
The changes in operating assets and liabilities, excluding the impact of restructuring-related payments, were a source of cash during the period, driven by increases in accounts payable and accrued expenses, largely driven by our seasonally strong second quarter

Cash outflows:

•	Purchases of our ordinary shares for $537.6 million

•	Capital expenditures of $28.1 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities and computer and office equipment

•	Internal costs for software and website development that we have capitalized of $23.4 million

•	Payments for finance lease arrangements of $5.4 million

•	Payments for acquisitions of $4.3 million, net of cash acquired
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2019, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of December 31, 2019, a significant portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $34.5 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of December 31, 2019, we had aggregate loan commitments from our senior secured credit facility totaling $1,564.9 million. The loan commitments consisted of revolving loans of $1,087.3 million and term loans of $477.6 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2019, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
December 31, 2019
Maximum aggregate available for borrowing	$1,564,857
Outstanding borrowings of senior secured credit facility	(965,676)
Remaining amount	599,181
Limitations to borrowing due to debt covenants and other obligations (1)	(68,036)
Amount available for borrowing as of December 31, 2019 (2)	$531,145
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
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 8 of the accompanying consolidated financial statements. As of December 31, 2019, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2019, we had $15.4 million outstanding for other debt payable through March 2025.
Our expectations for fiscal year 2020. We believe that our available cash, cash flows generated from operations, and cash available under our committed debt financing will be sufficient to satisfy our liabilities and planned investments to support our long-term growth strategy. We endeavor to invest capital that we believe will generate returns that are above, or well above, our weighted average cost of capital. We consider any use of cash that we expect to require more than twelve months to return our invested capital to be an allocation of capital. For fiscal 2020, we expect to continue to evaluate opportunities to allocate capital across a spectrum of organic investments, purchases of our ordinary shares, corporate acquisitions and similar investments, and reductions of debt, although we do not expect to pursue a material acquisition in this time period. We have targeted a capital structure that we believe balances both efficiency and flexibility. We are committed to maintaining leverage at a level no greater than 3.5x trailing-twelve-month EBITDA as defined in our debt covenants
Share repurchase availability. Share repurchases have formed a material component of our capital allocation over the last decade, and we expect that could continue depending on our share price, liquidity, obligations under our equity compensation plans, and other capital allocation opportunities. In addition to these dependencies and our adherence to certain regulatory requirements, there are generally two restrictions for our share repurchases: (1) compliance with our debt covenants for share repurchases which include limitations based on our financial leverage, and (2) distributable reserves as provided in the statutory financial statements of our parent company.

Contractual Obligations
Contractual obligations at December 31, 2019 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$181,340	$17,743	$65,044	$45,673	$52,880
Purchase commitments	119,028	64,473	29,222	25,333	—
Senior unsecured notes and interest payments	582,000	28,000	56,000	56,000	442,000
Other debt and interest payments (2)	1,085,401	109,486	212,909	762,508	498
Finance leases, net of subleases (1)	25,341	9,266	11,261	3,110	1,704
Other	2,831	1,514	1,317	—	—
Total (3)	$1,995,941	$230,482	$375,753	$892,624	$497,082
___________________
(1) Operating and finance lease payments included above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses. Refer to our lease accounting policy in Note 2 in our accompanying consolidated financial statements for additional information.
(2) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $0.7 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $5.5 million as of December 31, 2019 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 in our accompanying consolidated financial statements.
Purchase Commitments. At December 31, 2019, we had unrecorded commitments under contract of $119.0 million. Purchase commitments consisted of third-party web services of $68.7 million, inventory purchase commitments of $20.4 million, commitments for professional and consulting fees of $6.1 million, production and computer equipment purchases of approximately $5.1 million, commitments for advertising campaigns of $1.4 million, and other unrecorded purchase commitments of $17.3 million.
Senior Unsecured notes and Interest Payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other Debt and Interest Payments. At December 31, 2019, the term loans of $477.6 million outstanding under our credit agreement have repayments due on various dates through June 14, 2023, with the revolving loans outstanding under our $1,087.3 million revolving credit facility due on June 14, 2023. Interest payable included in this table is based on the interest rate as of December 31, 2019, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of December 31, 2019 we had $15.4 million outstanding for those obligations that have repayments due on various dates through March 2025.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2019, is $66.0 million, net of accumulated depreciation of $42.1 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2019 amounts to $29.1 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $2.8 million in the aggregate.

Additional Non-GAAP Financial Measures
Adjusted EBITDA and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA is defined as GAAP operating income plus depreciation and amortization (excluding depreciation and amortization related to our Waltham, Massachusetts office lease) plus share-based compensation expense plus proceeds from insurance plus earn-out related charges plus certain impairments plus restructuring related charges plus realized gains or losses on currency derivatives less interest expense related to our Waltham, Massachusetts office lease less gain on purchase or sale of subsidiaries. We note that with the adoption of ASC 842, the Waltham, Massachusetts office lease has been reclassified from a build-to-suit lease to an operating lease, and therefore the depreciation and interest expense adjustments that were made in comparative periods will no longer be made beginning in the first fiscal quarter of 2020, as any impact from the Waltham lease will be reflected in operating income. Refer to Note 2 in our accompanying consolidated financial statements for additional details.
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

The table below sets forth operating income and adjusted EBITDA for the three and six months ended December 31, 2019 and 2018:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
GAAP operating income	$121,595	$90,615	$146,974	$84,627
Exclude expense (benefit) impact of:
Depreciation and amortization	42,356	44,502	84,891	85,220
Waltham, MA lease depreciation adjustment (1)	—	(1,030)	—	(2,060)
Share-based compensation expense (2)	8,325	(2,720)	13,075	6,196
Certain impairments and other adjustments	936	65	760	(22)
Restructuring-related charges	1,897	1,026	4,087	1,196
Interest expense for Waltham, MA lease (1)	—	(1,833)	—	(3,682)
Realized gains on currency derivatives not included in operating income	10,408	7,446	15,246	9,053
Adjusted EBITDA	$185,517	$138,071	$265,033	$180,528
_________________
(1) Upon the adoption of the new leasing standard on July 1, 2019, our Waltham, MA lease, which was previously classified as build-to-suit, is now classified as an operating lease under the new standard. Therefore, the Waltham depreciation and interest expense adjustments that were made in comparative periods are no longer adjusted beginning in the first fiscal quarter of 2020, as any impact from the Waltham lease will be reflected in operating income. Refer to Note 2 in our accompanying consolidated financial statements for additional details.
(2) The adjustment for share-based compensation expense excludes the portion of share-based compensation expense included in restructuring related charges, if any, to avoid double counting.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the six months ended December 31, 2019 and 2018:

In thousands	Six Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$265,097	$205,490
Purchases of property, plant and equipment	(28,094)	(38,767)
Purchases of intangible assets not related to acquisitions	—	(22)
Capitalization of software and website development costs	(23,417)	(21,921)
Adjusted free cash flow	$213,586	$144,780

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of December 31, 2019, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2019, we had $965.7 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2019, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $4.5 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $14.2 million and $29.6 million on our income before income taxes for the three months ended December 31, 2019 and 2018, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.        Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Form 10-K for the fiscal year ended June 30, 2019.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2019, we announced that our Board had authorized us to repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers (the "February Repurchase Program"). The February Repurchase Program terminated on November 25, 2019 when we announced the new November Repurchase Program described immediately below.

On November 25, 2019, we announced that our Board had approved a new share repurchase program that replaced the February Repurchase Program described immediately above. Under this new program, we may repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers (the "November Repurchase Program"). The November Repurchase Program expires on May 22, 2021, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the purchase of our ordinary shares during the three months ended December 31, 2019 under the programs described above:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
October 1, 2019 through October 31, 2019 (2)	672,611	$129.12	672,611	2,509,739
November 1, 2019 through November 30, 2019 (3)	1,607,125	135.92	2,279,736	5,376,600
December 1, 2019 through December 31, 2019	—	—	—	5,376,600
Total	2,279,736	$133.91	2,279,736	5,376,600
___________
(1) Average price paid per share includes commissions paid.
(2) These shares were purchased under the February Repurchase Program, which terminated on November 25, 2019 when we announced the November Repurchase Program described above. The shares in the last column of this row represent the number of shares that remained under the February Repurchase Program as of October 31, 2019.
(3) 1,483,725 of these shares were purchased under the February Repurchase Program, and 123,400 of these shares were repurchased under the November Repurchase Program. The shares in the last column of this row represent the number of shares that remained under the November Repurchase Program as of November 30, 2019.
Item 6. Exhibits

Exhibit No.	Description
4.1
Second Supplemental Indenture dated as of December 3, 2019 between Cimpress plc, certain subsidiaries of Cimpress plc as guarantors thereto, and MUFG Union Bank, N.A. as trustee relating to the Senior Notes Indenture, dated as of June 15, 2018, between Cimpress N.V., certain subsidiaries of Cimpress N.V. as guarantors thereto, and MUFG Union Bank, N.A., as trustee

10.1	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.2	2011 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.3	Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.4	2005 Non-Employee Directors' Share Option Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.5	Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan
10.6	Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan
10.7	Form of Performance Share Unit Agreement for members of our Board of Directors under our 2016 Performance Equity Incentive Plan
10.8
Borrower Assumption Agreement dated as of December 3, 2019 between Cimpress plc and JPMorgan Chase Bank as administrative agent (the “Administrative Agent”) relating to the Credit Agreement as amended and restated as of July 13, 2017 among Cimpress N.V., Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and the Administrative Agent as administrative agent for the lenders

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
101
The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 30, 2020                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)