Form 10-Q
period 2020-03-31
CIMPRESS plc
filed 2020-05-06
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of May 4, 2020, there were 25,878,436 Cimpress plc ordinary shares outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Cimpress plc, an Irish public limited company, as successor to Cimpress N.V., a Dutch public limited company. On December 3, 2019, Cimpress completed its previously announced cross-border merger pursuant to which Cimpress N.V. merged with and into Cimpress plc, with Cimpress plc surviving the merger (the "Irish Merger"). As a result of the Irish Merger, all of Cimpress N.V.'s outstanding ordinary shares, par value €0.01 per share, were exchanged on a one-for-one basis for newly issued ordinary shares, nominal value of €0.01 per share, of Cimpress plc, and Cimpress plc assumed all of Cimpress N.V.'s rights and obligations. This Report includes the full nine months ended March 31, 2020, including the activity of Cimpress N.V. before the Irish Merger.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$228,265	$35,279
Accounts receivable, net of allowances of $9,753 and $7,313, respectively	46,974	60,646
Inventory	70,822	66,310
Prepaid expenses and other current assets	93,317	78,065
Total current assets	439,378	240,300
Property, plant and equipment, net	347,228	490,755
Operating lease assets, net	164,391	—
Software and website development costs, net	73,477	69,840
Deferred tax assets	143,571	59,906
Goodwill	615,333	718,880
Intangible assets, net	220,827	262,701
Other assets	35,222	25,994
Total assets	$2,039,427	$1,868,376
Liabilities, noncontrolling interests and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$187,829	$185,096
Accrued expenses	190,097	194,715
Deferred revenue	28,096	31,780
Short-term debt	24,364	81,277
Operating lease liabilities, current	37,405	—
Other current liabilities	13,144	27,881
Total current liabilities	480,935	520,749
Deferred tax liabilities	34,690	44,531
Long-term debt	1,647,214	942,290
Lease financing obligation	—	112,096
Operating lease liabilities, non-current	134,267	—
Other liabilities	76,972	53,716
Total liabilities	2,374,078	1,673,382
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	69,682	63,182
Shareholders’ (deficit) equity:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 25,878,300 and 30,445,669 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	—
Treasury shares, at cost, 18,202,327 and 13,634,958 shares, respectively	(1,377,022)	(737,447)
Additional paid-in capital	404,409	411,079
Retained earnings	660,442	537,422
Accumulated other comprehensive loss	(92,805)	(79,857)
Total shareholders' (deficit) equity	(404,333)	131,812
Total liabilities, noncontrolling interests and shareholders’ (deficit) equity	$2,039,427	$1,868,376
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$597,960	$661,814	$2,052,252	$2,076,362
Cost of revenue (1)	309,598	342,700	1,029,281	1,056,667
Technology and development expense (1)	67,693	59,656	195,287	174,541
Marketing and selling expense (1)	148,803	170,202	483,056	562,536
General and administrative expense (1)	45,148	37,753	140,681	119,145
Amortization of acquired intangible assets	12,693	14,022	38,861	40,169
Restructuring expense (1)	919	7,866	5,006	9,062
Impairment of goodwill	100,842	—	100,842	—
(Loss) income from operations	(87,736)	29,615	59,238	114,242
Other income (expense), net	22,537	(2,495)	29,171	17,386
Interest expense, net	(17,262)	(16,787)	(48,050)	(47,372)
(Loss) income before income taxes	(82,461)	10,333	40,359	84,256
Income tax expense (benefit)	1,039	4,091	(86,641)	23,971
Net (loss) income	(83,500)	6,242	127,000	60,285
Add: Net (income) loss attributable to noncontrolling interest	(1,384)	288	(1,630)	620
Net (loss) income attributable to Cimpress plc	$(84,884)	$6,530	$125,370	$60,905
Basic net (loss) income per share attributable to Cimpress plc	$(3.26)	$0.21	$4.54	$1.98
Diluted net (loss) income per share attributable to Cimpress plc	$(3.26)	$0.21	$4.43	$1.92
Weighted average shares outstanding — basic	26,024,229	30,763,055	27,608,387	30,837,207
Weighted average shares outstanding — diluted	26,024,229	31,514,793	28,317,440	31,781,141
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cost of revenue	$66	$42	$251	$320
Technology and development expense	2,014	1,320	5,791	2,000
Marketing and selling expense	1,145	1,187	367	673
General and administrative expense	5,683	1,955	15,574	7,707
Restructuring expense	(16)	3,250	756	3,250

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net (loss) income	$(83,500)	$6,242	$127,000	$60,285
Other comprehensive income, net of tax:
Foreign currency translation gains, net of hedges	1,490	3,802	3,110	3,720
Net unrealized losses on derivative instruments designated and qualifying as cash flow hedges	(21,201)	(7,375)	(22,258)	(13,572)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	2,531	1,374	5,537	4,361
Comprehensive (loss) income	(100,680)	4,043	113,389	54,794
Add: Comprehensive (income) loss attributable to noncontrolling interests	(1,515)	1,005	(967)	5,121
Total comprehensive (loss) income attributable to Cimpress plc	$(102,195)	$5,048	$112,422	$59,915
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
Restricted share units vested, net of shares withheld for taxes	—	—	20	64	(1,533)	—	—	(1,469)
Grant of restricted share awards	—	—	(2)	(288)	—	—	—	(288)
Share-based compensation expense	—	—	—	—	8,856	—	—	8,856
Net loss attributable to Cimpress plc	—	—	—	—	—	(14,639)	—	(14,639)
Adoption of new accounting standard	—	—	—	—	—	(3,246)	—	(3,246)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	1,413	1,413
Foreign currency translation, net of hedges	—	—	—	—	—	—	(2,185)	(2,185)
Balance at September 30, 2018	44,080	$615	(13,188)	$(685,801)	$403,005	$434,871	$(70,586)	$82,104
Restricted share units vested, net of shares withheld for taxes	—	—	7	146	(506)	—	—	(360)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	55	2,887	(445)	—	—	2,442
Grant of restricted share awards	—	—	6	312	—	—	—	312
Share-based compensation expense	—	—	—	—	(5,997)	—	—	(5,997)
Purchase of ordinary shares	—	—	(118)	(14,043)	—	—	—	(14,043)
Net income attributable to Cimpress plc	—	—	—	—	—	69,014	—	69,014
Adjustment to noncontrolling interest for share forfeiture	—	—	—	—	591	—	—	591
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	(7,140)	—	(7,140)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(4,623)	(4,623)
Foreign currency translation, net of hedges	—	—	—	—	—	—	5,887	5,887
Balance at December 31, 2018	44,080	$615	(13,238)	$(696,499)	$396,648	$496,745	$(69,322)	$128,187
Restricted share units vested, net of shares withheld for taxes	—	—	7	223	(520)	—	—	(297)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	4	210	107	—	—	317
Share-based compensation expense	—	—	—	—	7,754	—	—	7,754
Purchase of ordinary shares	—	—	(149)	(12,074)	—	—	—	(12,074)
Net income attributable to Cimpress plc	—	—	—	—	—	6,530	—	6,530
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(6,001)	(6,001)
Foreign currency translation, net of hedges	—	—	—	—	—	—	4,521	4,521
Balance at March 31, 2019	44,080	$615	(13,376)	$(708,140)	$403,989	$503,275	$(70,802)	$128,937
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2019	44,080	$615	—	$—	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	4	87	(259)	—	—	(172)
Grant of restricted share awards	—	—	—	—	(2)	(187)	—	—	—	(187)
Share-based compensation expense	—	—	—	—	—	—	5,164	—	—	5,164
Purchase of ordinary shares	—	—	—	—	(1,964)	(232,286)	—	—	—	(232,286)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	20,031	—	20,031
Adoption of new accounting standards	—	—	—	—	—	—	—	3,143	—	3,143
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(3,037)	(3,037)
Foreign currency translation, net of hedges	—	—		—	—	—	—	—	(70)	(70)
Balance at September 30, 2019	44,080	$615	—	$—	(15,597)	$(969,833)	$415,984	$560,596	$(82,964)	$(75,602)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	1	55	(152)	—	—	(97)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	1	8	(2)	—	—	6
Issuance of deferred ordinary shares	—	—	25	28	—	—	—	—	—	28
Share-based compensation expense	—	—	—	—	—	—	8,228	—	—	8,228
Purchase of ordinary shares	—	—	—	—	(2,280)	(305,287)	—	—	—	(305,287)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	190,223	—	190,223
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(5,493)	—	(5,493)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	4,986	4,986
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	2,484	2,484
Balance at December 31, 2019	44,080	$615	25	$28	(17,875)	$(1,275,057)	$424,058	$745,326	$(75,494)	$(180,524)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(unaudited in thousands)

	Ordinary Shares			Deferred Ordinary Shares			Treasury Shares
	Number of Shares Issued	Amount		Number of Shares Issued		Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2019	44,080	$615	—	25	—	$28	(17,875)	$(1,275,057)	$424,058	$745,326	$(75,494)	$(180,524)
Restricted share units vested, net of shares withheld for taxes	—	—		—		—	1	44	(88)	—	—	(44)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—		—		—	431	(12,526)	(28,386)	—	—	(40,912)
Share-based compensation expense	—	—		—		—	—	—	8,825	—	—	8,825
Purchase of ordinary shares	—	—		—		—	(759)	(89,483)	—	—	—	(89,483)
Net loss attributable to Cimpress plc	—	—		—		—	—	—	—	(84,884)	—	(84,884)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—		—		—	—	—	—	—	(18,670)	(18,670)
Foreign currency translation, net of hedges	—	—		—		—	—	—	—	—	1,359	1,359
Balance at March 31, 2020	44,080	$615		25		$28	(18,202)	$(1,377,022)	$404,409	$660,442	$(92,805)	$(404,333)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2020	2019
Operating activities
Net income	$127,000	$60,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,731	129,554
Impairment of goodwill	100,842	—
Share-based compensation expense	22,739	13,950
Deferred taxes	(109,990)	9,013
Unrealized gain on derivatives not designated as hedging instruments included in net income	(4,604)	(5,932)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(1,027)	1,276
Other non-cash items	4,936	4,742
Changes in operating assets and liabilities:
Accounts receivable	13,750	(13,812)
Inventory	(7,876)	(9,077)
Prepaid expenses and other assets	11,631	(5,318)
Accounts payable	5,590	12,407
Accrued expenses and other liabilities	(5,661)	25,382
Net cash provided by operating activities	284,061	222,470
Investing activities
Purchases of property, plant and equipment	(38,638)	(57,934)
Business acquisitions, net of cash acquired	(4,272)	(289,920)
Purchases of intangible assets	—	(22)
Capitalization of software and website development costs	(35,824)	(34,637)
Proceeds from the sale of assets	1,633	550
Proceeds from settlement of derivatives designated as hedging instruments	27,732	—
Other investing activities	1,556	409
Net cash used in investing activities	(47,813)	(381,554)
Financing activities
Proceeds from borrowings of debt	1,043,600	926,378
Proceeds from issuance of senior notes	210,500	—
Payments of debt	(603,049)	(681,032)
Payments of debt issuance costs	(4,862)	(2,729)
Payments of withholding taxes in connection with equity awards	(41,417)	(2,402)
Payments of finance lease obligations	(8,354)	(12,722)
Purchase of noncontrolling interests	—	(41,177)
Purchase of ordinary shares	(627,056)	(26,117)
Proceeds from issuance of ordinary shares	6	2,757
Distribution to noncontrolling interest	(3,955)	(3,375)
Other financing activities	(2,169)	2,319
Net cash (used in) provided by financing activities	(36,756)	161,900
Effect of exchange rate changes on cash	(5,180)	(2,785)
Change in cash held for sale	(1,326)	—
Net increase in cash and cash equivalents	192,986	31
Cash and cash equivalents at beginning of period	35,279	44,227
Cash and cash equivalents at end of period	$228,265	$44,258

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42,763	$39,887
Income taxes	9,720	16,123
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation (1)	—	12,272
Property and equipment acquired under finance leases	1,591	11,620
Amounts accrued related to business acquisitions	2,369	5,564
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
Irish Merger
On December 3, 2019, Cimpress moved its place of incorporation from the Netherlands to Ireland through a cross-border merger in which Cimpress N.V., a Dutch public limited company, merged with and into Cimpress plc, an Irish public limited company, with Cimpress plc surviving the Irish Merger. As a result of the Irish Merger, all of Cimpress N.V.'s outstanding ordinary shares, par value €0.01 per share, were exchanged on a one-for-one basis for newly issued ordinary shares, nominal value of €0.01 per share, of Cimpress plc, and Cimpress plc assumed all of Cimpress N.V.'s existing rights and obligations.
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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Subsequent to March 31, 2020, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of May 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting primarily of normal recurring accruals, considered necessary for fair presentation of the results of operations for the interim periods reported and of our financial condition as of the date of the interim balance sheet have been included. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020 or for any other period.

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

Given the expected impact of the COVID-19 pandemic on our business we evaluated our liquidity position as of the date of the issuance of these consolidated financial statements. Based on this evaluation, management believes, despite the expected impact of COVID-19 on our business, that the Company’s financial position, net cash provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility, and the May 2020 temporary maintenance covenant suspension and capital raise as described in Note 16, will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2019. There have been no material changes to our significant accounting policies during the three and nine months ended March 31, 2020, except the adoption of the new lease accounting standard, as discussed below.

Assets and Liabilities Held for Sale

We classify assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the criteria within ASC 360-10-45-9 are met. We measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.

In March 2020, we decided to exit the VIDA business due in part to the impacts of COVID-19 as we would eliminate the loss generation of this early stage business, but also due to uncertainty associated with the long-term financial outlook for the business. As of March 31, 2020, we met the held-for-sale criteria for our planned sale of our shares in the VIDA business, which is part of our All Other Businesses reportable segment. The related held for sale assets and liabilities are included within prepaid expenses and other current assets and other current liabilities, respectively, as the balances were not material. We recognized a loss of $999 for the measurement of the disposal group at fair value, which was recognized within general and administrative expense in our consolidated statements of operations for the three and nine months ended March 31, 2020. The sale of our shares in VIDA back to the company closed on April 10, 2020.

Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Gains on derivatives not designated as hedging instruments (1)	$18,039	$1,258	$25,730	$19,802
Currency-related gains (losses), net (2)	3,950	(4,085)	3,183	(3,011)
Other gains	548	332	258	595
Total other income (expense), net	$22,537	$(2,495)	$29,171	$17,386

_____________________

(1)	Primarily relates to both realized and unrealized gains on derivative currency forward and option contracts not designated as hedging instruments.

(2)
We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three and nine months ended March 31, 2020 and 2019 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. Unrealized gains related to cross-currency swaps were $1,807 and $3,627 for the three and nine months ended March 31, 2020, respectively, as compared to unrealized gains of $2,146 and $3,389 for the three and nine months ended March 31, 2019, respectively.

Net (Loss) Income Per Share Attributable to Cimpress plc
Basic net (loss) income per share attributable to Cimpress plc is computed by dividing net (loss) income attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net (loss) income per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), restricted share awards ("RSAs") and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Weighted average shares outstanding, basic	26,024,229	30,763,055	27,608,387	30,837,207
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/RSAs	—	751,738	709,053	943,934
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	26,024,229	31,514,793	28,317,440	31,781,141
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)	464,638	—	—	—

_____________________

(1)	In the periods in which a net loss is recognized, the impact of share options, RSUs and RSAs is not included as they are anti-dilutive.
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

For the three and nine months ended March 31, 2020, the change in lease classification for our build-to-suit leases resulted in a reduction to operating income within our consolidated statement of operations of $1,860 and $5,580, respectively, with a corresponding decrease to interest expense, net. In our consolidated statement of cash flows, the change in classification resulted in a decrease to cash from operating activities and increase to cash from financing activities of $3,058 during the nine months ended March 31, 2020. Other than the impact from our build-to-suit leases, the new standard did not have a material impact on our consolidated statement of operations and consolidated statement of cash flows. Refer to Note 13 for additional lease disclosure.

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
Issued Accounting Standards to be Adopted
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which modifies certain aspects of income tax accounting. The standard is effective for us on July 1, 2020. We do not expect the effect of ASU 2019-12 to have a material impact on our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$5,895	$—	$5,895	$—
Currency forward contracts	17,795	—	17,795	—
Currency option contracts	4,542	—	4,542	—
Total assets recorded at fair value	$28,232	$—	$28,232	$—

Liabilities
Interest rate swap contracts	$(37,674)	$—	$(37,674)	$—
Cross-currency swap contracts	(3,558)	—	(3,558)	—
Currency forward contracts	(5,514)	—	(5,514)	—
Total liabilities recorded at fair value	$(46,746)	$—	$(46,746)	$—

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$144	$—	$144	$—
Currency forward contracts	15,268	—	15,268	—
Currency option contracts	4,765	—	4,765	—
Total assets recorded at fair value	$20,177	$—	$20,177	$—

Liabilities
Interest rate swap contracts	$(12,895)	$—	$(12,895)	$—
Cross-currency swap contracts	(915)	—	(915)	—
Currency forward contracts	(2,486)	—	(2,486)	—
Currency option contracts	(42)	—	(42)	—
Total liabilities recorded at fair value	$(16,338)	$—	$(16,338)	$—

During the quarter ended March 31, 2020, and year ended June 30, 2019, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of March 31, 2020 and June 30, 2019, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, other current liabilities, and goodwill approximated their estimated fair values. As of March 31, 2020 and June 30, 2019, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,677,490 and $1,035,585, respectively, and the fair value was $1,606,445 and $1,045,334, respectively. Our debt at March 31, 2020 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
The change in the fair value of derivatives not designated as hedges is recognized directly in earnings as a component of other income (expense), net.
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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of March 31, 2020, we estimate that $9,488 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2021. As of March 31, 2020, we had ten outstanding interest rate swap contracts indexed to USD LIBOR. These instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2026.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2020	$500,000
Contracts with a future start date	50,000
Total	$550,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. During the quarter ended March 31, 2020, we terminated one of our cross-currency swaps, resulting in cash proceeds of $9,177 which were recognized within cash provided by operating activities in our consolidated statement of cash flows. As of March 31, 2020, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2020, we estimate that $3,133 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2021.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
During the quarter ended March 31, 2020, we terminated eight forward contracts designated as net investment hedges, resulting in cash proceeds of $27,732 which continues to be recognized in accumulated other comprehensive income (loss). The cash proceeds were recognized as cash provided by investing activities within our consolidated statement of cash flow. As of March 31, 2020, we had six currency forward contracts designated as net investment hedges with a total notional amount of $180,292, maturing during various dates through April 2025. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2020 and 2019, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of March 31, 2020, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$556,679	June 2018 through March 2020	Various dates through October 2024	526	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2020 and June 30, 2019. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(37,674)	$—	$(37,674)
Cross-currency swaps	Other assets	5,895	—	5,895	Other liabilities	(3,558)	—	(3,558)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	1,541	—	1,541	Other liabilities	(4,702)	—	(4,702)
Total derivatives designated as hedging instruments		$7,436	$—	$7,436		$(45,934)	$—	$(45,934)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$18,473	$(2,219)	$16,254	Other current liabilities / other liabilities	$(1,346)	$534	$(812)
Currency option contracts	Other current assets / other assets	4,554	(12)	4,542	Other current liabilities / other liabilities	—	—	—
Total derivatives not designated as hedging instruments		$23,027	$(2,231)	$20,796		$(1,346)	$534	$(812)

	June 30, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other non-current assets	$144	$—	$144	Other current liabilities / other liabilities	$(12,895)	$—	$(12,895)
Cross-currency swaps	Other non-current assets	—	—	—	Other liabilities	(915)	—	(915)
Derivatives in net investment hedging relationships
Currency forward contracts	Other non-current assets	4,514	—	4,514	Other liabilities	(2,397)	—	(2,397)
Total derivatives designated as hedging instruments		$4,658	$—	$4,658		$(16,207)	$—	$(16,207)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$11,865	$(1,111)	$10,754	Other current liabilities / other liabilities	$(127)	$38	$(89)
Currency option contracts	Other current assets / other assets	4,793	(28)	4,765	Other current liabilities / other liabilities	(42)	—	(42)
Total derivatives not designated as hedging instruments		$16,658	$(1,139)	$15,519		$(169)	$38	$(131)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three and nine months ended March 31, 2020 and 2019:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive (Loss) Income
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps (1)	$(24,645)	$(6,102)	$(24,841)	$(10,916)
Cross-currency swaps	3,444	(1,273)	2,583	(2,656)
Derivatives in net investment hedging relationships
Cross-currency swaps	—	1,542	—	6,557
Currency forward contracts	14,284	7,050	22,849	14,369
Total	$(6,917)	$1,217	$591	$7,354
___________________
(1) Upon transitioning to the new hedge accounting standard on July 1, 2019, we reversed the cumulative effect of expense recognized for the ineffective portion of our interest rate swap contracts, which resulted in an adjustment to accumulated other comprehensive loss of $153, net of tax, which is included within the interest rate swap loss recognized for the nine months ended March 31, 2020.

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2020 and 2019:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$691	$(314)	$1,146	$(105)	Interest expense, net
Cross-currency swaps	2,665	2,146	6,203	5,920	Other income (expense), net
Total before income tax	3,356	1,832	7,349	5,815	(Loss) income before income taxes
Income tax	(825)	(458)	(1,812)	(1,454)	Income tax (benefit) expense
Total	$2,531	$1,374	$5,537	$4,361

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period.

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Currency contracts	$18,039	$1,258	$25,730	$19,802	Other income (expense), net
Interest rate swaps (1)	—	29	—	(185)	Other income (expense), net
Total	$18,039	$1,287	$25,730	$19,617

_____________________
(1) Upon our adoption of the new hedge accounting standard on July 1, 2019, we prospectively recognize any ineffectiveness associated with effective and designated hedges within accumulated other comprehensive loss, rather than in earnings.
5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $1,741 for the nine months ended March 31, 2020:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2019	$(11,282)	$(204)	$(68,371)	$(79,857)
Other comprehensive (loss) income before reclassifications	(22,258)	—	3,773	(18,485)
Amounts reclassified from accumulated other comprehensive loss to net income	5,537	—	—	5,537
Net current period other comprehensive (loss) income	(16,721)	—	3,773	(12,948)
Balance as of March 31, 2020	$(28,003)	$(204)	$(64,598)	$(92,805)

________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2020 and June 30, 2019, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $22,118 and unrealized losses of $731, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2020 and June 30, 2019 was as follows:

	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other Businesses	Total
Balance as of June 30, 2019	$145,961	$124,089	$198,363	$34,434	$216,033	$718,880
Acquisitions (1)	—	6,879	—	—	—	6,879
Impairment (2)	—	—	(40,391)	(34,434)	(26,017)	(100,842)
Adjustments (3)	3,919	—	—	—	(3,919)	—
Effect of currency translation adjustments (4)	(171)	(3,644)	(5,769)	—	—	(9,584)
Balance as of March 31, 2020	$149,709	$127,324	$152,203	$—	$186,097	$615,333
_________________
(1) During the first quarter of fiscal 2020, we recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment.
(2) During the third quarter of fiscal 2020, we recognized impairment in our Exaprint, National Pen, and VIDA reporting units. Refer below for additional details.
(3) Due to changes in the composition of our reportable segments during the first quarter of fiscal 2020, we reclassified the goodwill associated with our Vistaprint Corporate Solutions reporting unit from All Other Businesses to our Vistaprint reportable segment. Refer to Note 12 for additional details on the changes in our reportable segments.
(4) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

Impairment Review
Fiscal 2020
Our annual goodwill impairment test is performed as of May 31; however, during the third quarter of fiscal 2020, nearly all of our businesses have experienced significant declines in revenue during the month of March, due to the disruptions associated with the COVID-19 pandemic. As a result, we concluded that a triggering event existed for all ten reporting units with goodwill, which required us to perform an impairment test in the current quarter. We have estimated the near-term financial impacts of this economic disruption and utilized different scenarios that evaluate outcomes that would indicate more or less severe demand declines, as well as different time horizons for the post-pandemic recovery period. Although we currently expect the impacts to be temporary, the negative effects of the pandemic on revenue and profitability triggers an assessment of goodwill, as we expect some of our businesses to achieve materially lower financial results than previously expected.
For seven of our reporting units, a significant level of headroom existed between the estimated fair value and carrying value of the reporting units at our May 31, 2019 test date, and significant headroom remained after considering the deterioration in cash flow due to COVID-19, resulting in no indication of impairment. For three of our reporting units, we identified triggering events that extend beyond the near-term impacts of the pandemic, which include reductions to the long-term profitability outlooks for our Exaprint, National Pen and VIDA reporting units. The triggering events in these specific reporting units were due to a combination of the near-term disruptions outlined above, along with reductions to the long-term profitability expected from each business, as compared to prior expectations, which was informed by recent underperformance relative to expectations. For our VIDA reporting unit, in light of our decision to exit the business, which was completed on April 10, 2020, the negotiated sale price was the primary input in our goodwill analysis. Refer to Note 2 for additional details. As a result of the considerations noted, we concluded it was more likely than not that the fair value of each of these three reporting units are below each of their respective carrying amount.
As required, prior to performing the quantitative goodwill impairment test, we first evaluated the recoverability of long-lived assets as the change in expected long-term cash flows is indicative of a potential impairment. We performed the recoverability test using undiscounted cash flows for the asset groups of all of our reporting units and concluded that no impairment of long-lived assets existed. Subsequent to performing the recoverability of long lived assets test, we performed a quantitative assessment of goodwill of all reporting units and compared the carrying value to the fair value. For those with significant headroom, we did not believe any indication of impairment exists, and for those where the carrying value exceeded the fair value, we recognized an impairment as outlined below.

Our goodwill impairment test resulted in impairment charges to our Exaprint reporting unit, included within The Print Group reportable segment, the National Pen reporting unit, and our VIDA reporting unit, included within our All Other Business reportable segment. In order to execute the quantitative goodwill impairment test, we compared the fair value of each reporting unit to its carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income producing assets. We considered using the market approach but concluded it was not appropriate in valuing these particular reporting units given the lack of relevant market comparisons available for application of the market approach. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The respective WACC percentages used for each reporting unit within our goodwill impairment test and noted below were derived from a group of comparable companies for each respective reporting unit, adjusted for the risk premium associated with each reporting unit.
Based on the goodwill impairment test performed, we recognized the following impairment charges:

•	A partial impairment of the goodwill of our Exaprint reporting unit of $40,391, using a WACC of 14.5%, resulting in $23,767 of goodwill that remains after the impairment as of March 31, 2020

•	A full impairment of the goodwill of our National Pen reporting unit of $34,434, using a WACC of 13.0%

•	A full impairment of the goodwill of our VIDA reporting unit of $26,017, based upon our negotiated sale price

Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections. There have been no indications of impairment that would require analysis for any of our other reporting units as of March 31, 2020.
7. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2020	June 30, 2019
Compensation costs	$58,668	$58,864
Income and indirect taxes	37,340	40,102
Advertising costs	21,357	22,289
Shipping costs	4,754	7,275
Production costs	6,865	9,261
Interest payable (1)	12,747	2,271
Sales returns	3,964	5,413
Purchases of property, plant and equipment	3,606	2,358
Professional fees	3,050	2,786
Other	37,746	44,096
Total accrued expenses	$190,097	$194,715

___________________
(1) The increase in interest payable as of March 31, 2020, is due to the interest on our 2026 Notes being payable semi-annually on June 15 and December 15 of each year combined with the additional offering of $200,000 of Senior Unsecured Notes during the current quarter. Refer to Note 8 for further detail.

Other current liabilities included the following:

	March 31, 2020	June 30, 2019
Current portion of finance lease obligations	$7,833	$10,668
Current portion of lease financing obligation (1)	—	12,569
Short-term derivative liabilities	3,348	1,628
Other	1,963	3,016
Total other current liabilities	$13,144	$27,881
___________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, our Waltham, MA, and Dallas, TX leases, which were previously classified as build-to-suit, are now classified as operating leases and therefore the lease financing obligation has been de-recognized. Refer to Note 2 for additional details.
Other liabilities included the following:

	March 31, 2020	June 30, 2019
Long-term finance lease obligations	$19,360	$16,036
Long-term derivative liabilities	46,163	15,886
Other	11,449	21,794
Total other liabilities	$76,972	$53,716

8. Debt

	March 31, 2020	June 30, 2019
Senior secured credit facility	$1,063,836	$621,224
7.0% Senior unsecured notes due 2026	600,000	400,000
Other	13,654	14,361
Debt issuance costs and debt premiums (discounts)	(5,912)	(12,018)
Total debt outstanding, net	1,671,578	1,023,567
Less: short-term debt (1)	24,364	81,277
Long-term debt	$1,647,214	$942,290
_____________________
(1) Balances as of March 31, 2020 and June 30, 2019 are inclusive of short-term debt issuance costs, debt premiums and discounts of $1,296 and $2,419, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2020, we were in compliance with all financial and other covenants related to our debt.
Senior Secured Credit Facility
On February 13, 2020, we amended the terms of our senior secured credit facility, resulting in an increase in loan commitments to our revolving loans and an offsetting decrease in commitments to our term loans. Additionally, the maturity date of all loans under the credit facility was extended to February 13, 2025, and all other terms and covenants of the senior secured credit facility remain unchanged.
As of March 31, 2020, we had a committed credit facility of $1,551,419 as follows:

•	Revolving loans of $1,099,409 with a maturity date of February 13, 2025

•	Term loans of $452,010 amortizing over the loan period, with a final maturity date of February 13, 2025
Under the terms of our credit agreement, borrowings bear interest at a variable rate of interest based on LIBOR plus 1.375% to 2.0%. Interest rates depend on our leverage ratio, which is the ratio of our consolidated total indebtedness to our consolidated EBITDA, as defined by the credit agreement. As of March 31, 2020, the weighted-average interest rate on outstanding borrowings was 2.87%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.225% to 0.35% depending on our leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of March 31, 2020.
Debt covenants
Our credit agreement contains financial and other covenants, including but not limited to limitations on (1) our incurrence of additional indebtedness and liens, (2) the consummation of certain fundamental organizational changes or intercompany activities, for example acquisitions, (3) investments and restricted payments including the amount of purchases of our ordinary shares or payments of dividends, and (4) the amount of consolidated capital expenditures that we may make in each of our fiscal years through June 30, 2025.

•
Our consolidated leverage ratio, which is the ratio of our consolidated indebtedness to our TTM consolidated EBITDA (as such terms are defined in the credit agreement), will not exceed 4.75, but may, on no more than three occasions during the term of the Credit Agreement, be increased to 5.00 for four consecutive quarters for certain permitted acquisitions.

•
Our senior secured leverage ratio, which is the ratio of our consolidated senior secured indebtedness (as defined in the credit agreement) to our TTM consolidated EBITDA, will not exceed 3.25 to 1.00, but may, on no more than three occasions during the term of the Credit Agreement, be increased to 3.50 for four consecutive quarters for certain permitted acquisitions.

•	Our interest coverage ratio, which is the ratio of our consolidated EBITDA to our consolidated interest expense, will be at least 3.00.
As of March 31, 2020, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
On May 1, 2020, we entered into an amendment to our senior secured credit agreement to suspend maintenance covenants, including the total and senior secured leverage covenants and interest coverage ratio covenant, until the publication of results for the quarter ending December 31, 2021, for which quarter the pre-amendment maintenance covenants will be reinstated. In addition, we have raised $300,000 to pay down a portion of our term loan in order to secure the suspension of our quarterly maintenance covenants. Refer to Note 16 for additional details.
Indenture and Senior Unsecured Notes
On February 13, 2020, we completed an additional offering of $200,000 in aggregate principal of 7.0% notes under the senior notes indenture between Cimpress plc and U.S. Bank National Association (as successor trustee to MUFG Union Bank, N.A.) at a premium of 105.25%. These notes were issued in addition to the existing principal balance under the indenture of $400,000, and are collectively referred to as the 2026 Notes. All terms and covenants of the senior notes indenture remain unchanged. The net proceeds from this add-on offering were used to repay a portion of the indebtedness outstanding under our senior secured credit facility and related transaction fees and expenses.
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
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2020 and June 30, 2019, we had $13,654 and $14,361, respectively, outstanding for those obligations that are payable through March 2025.
9. Income Taxes

We have calculated our year-to-date income tax on ordinary income based on the actual year-to-date effective tax rate rather than the estimated annual tax rate for the nine months ended March 31, 2020. We determined that the annual estimated effective tax rate would not provide a reliable estimate as small changes in the estimated annual income would result in significant changes in the estimated annual tax rate. Our income tax expense was $1,039 for the three months ended March 31, 2020 and a tax benefit of $86,641 for the nine months ended March 31, 2020, compared to expense of $4,091 and $23,971 for the three and nine months ended March 31, 2019. The decreased tax expense for the three months ended March 31, 2020 was primarily due to a lower actual effective tax rate for the nine months ended March 31, 2020, excluding goodwill impairments with no tax benefit and the deferred tax benefit related to Swiss Tax Reform of $114,114 discussed below, as compared to the estimated annual effective tax rate for the same prior year period. Without this benefit, tax expense would have increased for the nine months ended March 31, 2020 as compared to the same prior year period, primarily attributable to increased pre-tax income, excluding goodwill impairments with no tax benefit. The decrease in effective tax rate year-over-year was primarily due to a more favorable mix of earnings, offset by tax impacts of changing Cimpress N.V.'s tax residency from the Netherlands to Ireland in February 2019. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

During the three months ended March 31, 2020, we recognized tax expense of $28,465 to record a full valuation allowance against our U.S. deferred tax assets. The change in judgment to no longer recognize the deferred tax assets was driven by decreased profits due to impacts of the COVID-19 pandemic and goodwill impairments. Also during the three months ended March 31, 2020, we recognized tax benefits of $15,350 related to excess tax benefits from share based compensation and $10,894 for the re-measurement of U.S. tax losses that will be carried back to tax years with higher U.S. federal tax rates under the U.S. Coronavirus Aid, Relief, and Economic Security Act, enacted March 27, 2020. In addition, during the nine months ended March 31, 2019, we recognized "Patent Box" tax benefits of $3,547 granted to our Pixartprinting business in Italy and tax expense of $5,574 related to a decrease in deferred tax assets under Notice 2018-68 issued by the United States Internal Revenue Service, which provided guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act.

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

As of March 31, 2020, we had unrecognized tax benefits of $5,909, including accrued interest and penalties of $336. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, the entire amount of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $70 to $400 related to the lapse of applicable statutes of limitations.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2019 remain open for examination by the IRS and the years 2014 through 2019 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable Noncontrolling Interests
PrintBrothers
During the fourth quarter of fiscal 2019, we sold a minority equity interest in each of the three businesses within our PrintBrothers reportable segment to members of the management team. We received proceeds of €50,173 ($57,046 based on the exchange rate on the date we received the proceeds) in exchange for an equity interest in each of the businesses ranging from 12% to 13%. As of June 30, 2019, we recognized the redeemable noncontrolling interest at fair value of $57,046. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. During the second quarter of fiscal 2020, we recorded an adjustment of $5,493 to increase the carrying value to the estimated redemption amounts, with the offset recognized in retained earnings in the consolidated balance sheet, since the estimated redemption amounts were less than the fair value. As of March 31, 2020, the redemption value was less than the carrying value, and therefore no adjustment was required.
All Other Businesses

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of March 31, 2020, the redemption value was less than the carrying value, and therefore no adjustment was required.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. The remaining 27% is considered a redeemable noncontrolling equity interest, as it is redeemable in the future not solely within our control. The shares we hold include certain liquidation preferences to all other share classes, and therefore the noncontrolling interest will bear any losses until the recoverable value of our investment declines below the stated redemption value. As of March 31, 2020, the redemption value is less than the carrying value and therefore no adjustment has been made. On April 10, 2020, VIDA Group Co. repurchased all of the shares we held in the VIDA business. Refer to Note 2 for further detail.

The following table presents the reconciliation of changes in our noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2019	$63,182
Acquisition of noncontrolling interest (1)	3,995
Accretion to redemption value recognized in retained earnings (2)	5,493
Net income attributable to noncontrolling interest	1,630
Distribution to noncontrolling interest	(3,955)
Foreign currency translation	(663)
Balance as of March 31, 2020	$69,682

___________________
(1) During the first quarter of fiscal 2020, we acquired majority equity interests related to two immaterial businesses within our PrintBrothers reportable segment.
(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value.
11. Variable Interest Entity ("VIE")
Investment in Printi LLC
As of March 31, 2020, we have a 53.7% equity interest in Printi LLC, which owns an operating company in Brazil, and the shareholders of Printi share profits and voting control on a pro-rata basis. We agreed to acquire all of the remaining equity interests in Printi through a reciprocal put and call structure, contractually exercisable from April 1, 2021 through a mandatory redemption date of July 31, 2023. This contractual obligation is presented as a liability on our consolidated balance sheet and we adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations. As of March 31, 2020 and June 30, 2019, the carrying value of these liabilities is zero, based on their estimated redemption values.
In May 2017, we entered into an arrangement with two Printi equity holders to provide loans, which represent prepayments for our future purchase of their equity interests. The loans are payable on the date the put or call option is exercised and the loan proceeds will be used to offset our purchase of their remaining outstanding equity interest, which also serves as collateral. As of March 31, 2020 and June 30, 2019, the net loan receivable including accrued interest was zero, since the collateral value of the related liabilities is estimated to have no value.
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
As of March 31, 2020, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:

•
Vistaprint - Includes the operations of our global Vistaprint websites and our Webs-branded business, which is managed with the Vistaprint-branded digital business. Also included is our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses

•	PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses

•	The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses

•	National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

◦	VIDA was part All Other Businesses segment through March 31, 2020; however we sold our shares in the business on April 10, 2020. Refer to Note 2 for further detail.

◦
YSD is a startup operation that provides end-to-end mass customization solutions to brands and IP owners in China, supporting multiple channels including retail stores, websites, WeChat and e-commerce platforms to enhance brand awareness and competitiveness and develop new markets.

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
During the first quarter of fiscal 2020, we changed our segment profitability measure to an adjusted EBITDA metric. The financial metric that we use to hold our businesses accountable on an annual basis is unlevered free cash flow. Historically, we have reported segment profit based on adjusted net operating profit; however, this is not a direct input to unlevered free cash flow. We believe this change simplifies both our internal and external reporting, while also increasing the focus on a profitability metric that is a direct input into our internal operating measure, our steady-state free cash flow analysis that we report annually and our estimates of intrinsic value per share.
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
Revenue by segment is based on the business-specific websites or sales channel through which the customer’s order was transacted. The following tables set forth revenue by reportable segment, as well as disaggregation of revenue by major geographic region and reportable segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue:
Vistaprint (1)	$316,310	$358,660	$1,092,786	$1,147,920
PrintBrothers (2)	109,496	109,305	345,403	327,008
The Print Group (3)	68,537	79,027	228,494	237,767
National Pen (4)	68,362	79,721	266,510	278,643
All Other Businesses (5)	39,237	38,016	131,287	93,987
Total segment revenue	601,942	664,729	2,064,480	2,085,325
Inter-segment eliminations	(3,982)	(2,915)	(12,228)	(8,963)
Total consolidated revenue	$597,960	$661,814	$2,052,252	$2,076,362
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $1,607 and $5,460 for the three and nine months ended March 31, 2020, respectively, and $1,279 and $4,616 for the prior comparative periods, respectively.
(2) PrintBrothers segment revenues include inter-segment revenue of $250 and $822 for the three and nine months ended March 31, 2020, respectively, and $243 and $955 for the prior comparative periods, respectively.
(3) The Print Group segment revenues include inter-segment revenue of $920 and $2,338 for the three and nine months ended March 31, 2020, respectively, and $113 and $608 for the prior comparative periods, respectively.
(4) National Pen segment revenues include inter-segment revenue of $981 and $2,928 for the three and nine months ended March 31, 2020, respectively, and $1,280 and $2,784 for the prior comparative periods, respectively.
(5) All Other Businesses segment revenues include inter-segment revenue of $224 and $680 for the three and nine months ended March 31, 2020. There was no inter-segment revenue for the three and nine months ended March 31, 2019. Our All Other Businesses segment includes the revenue from our BuildASign acquisition from October 1, 2018.

	Three Months Ended March 31, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$222,294	$—	$—	$41,093	$35,040	$298,427
Europe	74,335	109,246	67,617	21,146	—	272,344
Other	18,074	—	—	5,142	3,973	27,189
Inter-segment	1,607	250	920	981	224	3,982
Total segment revenue	316,310	109,496	68,537	68,362	39,237	601,942
Less: inter-segment elimination	(1,607)	(250)	(920)	(981)	(224)	(3,982)
Total external revenue	$314,703	$109,246	$67,617	$67,381	$39,013	$597,960

	Nine Months Ended March 31, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$753,724	$—	$—	$137,035	$114,667	$1,005,426
Europe	269,936	344,581	226,156	104,346	—	945,019
Other	63,666	—	—	22,201	15,940	101,807
Inter-segment	5,460	822	2,338	2,928	680	12,228
Total segment revenue	1,092,786	345,403	228,494	266,510	131,287	2,064,480
Less: inter-segment elimination	(5,460)	(822)	(2,338)	(2,928)	(680)	(12,228)
Total external revenue	$1,087,326	$344,581	$226,156	$263,582	$130,607	$2,052,252

	Three Months Ended March 31, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$250,229	$—	$—	$41,697	$32,880	$324,806
Europe	86,332	109,062	78,914	29,895	—	304,203
Other	20,820	—	—	6,849	5,136	32,805
Inter-segment	1,279	243	113	1,280	—	2,915
Total segment revenue	358,660	109,305	79,027	79,721	38,016	664,729
Less: inter-segment elimination	(1,279)	(243)	(113)	(1,280)	—	(2,915)
Total external revenue	$357,381	$109,062	$78,914	$78,441	$38,016	$661,814

	Nine Months Ended March 31, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$781,654	$—	$—	$137,603	$76,518	$995,775
Europe	293,734	326,053	237,159	113,404	—	970,350
Other	67,916	—	—	24,852	17,469	110,237
Inter-segment	4,616	955	608	2,784	—	8,963
Total segment revenue	1,147,920	327,008	237,767	278,643	93,987	2,085,325
Less: inter-segment elimination	(4,616)	(955)	(608)	(2,784)	—	(8,963)
Total external revenue	$1,143,304	$326,053	$237,159	$275,859	$93,987	$2,076,362

The following table includes segment EBITDA by reportable segment, total income from operations and total (loss) income before income taxes.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019		2020	2019
Segment EBITDA:
Vistaprint	$67,444	$82,550		$280,184	$239,507
PrintBrothers	8,686	8,099		35,922	30,361
The Print Group	10,934	15,658		42,673	43,872
National Pen	(1,244)	113		17,005	10,279
All Other Businesses	3,187	(1,149)		8,572	(8,165)
Total segment EBITDA	89,007	105,271		384,356	315,854
Central and corporate costs	(32,008)	(25,754)		(90,645)	(68,165)
Depreciation and amortization	(41,840)	(44,055)		(126,731)	(129,275)
Waltham, MA lease depreciation adjustment (1)	—	1,030		—	3,090
Share-based compensation related to investment consideration	—	—		—	(2,893)
Certain impairments and other adjustments (2)	(101,976)	(786)		(102,736)	(764)
Restructuring-related charges	(919)	(7,866)		(5,006)	(9,062)
Interest expense for Waltham, MA lease (1)	—	1,775		—	5,457
Total (loss) income from operations	(87,736)	29,615		59,238	114,242
Other income (expense), net	22,537	(2,495)	—	29,171	17,386
Interest expense, net	(17,262)	(16,787)	—	(48,050)	(47,372)
(Loss) income before income taxes	$(82,461)	$10,333		$40,359	$84,256
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
(2) Includes impairments of goodwill defined by ASC 350 - "Intangibles - Goodwill and Other" of $100,842, as well as losses of $999 recognized for fair value adjustments to the disposal group associated with held for sale assets and liabilities as defined by ASC 360 - "Property, Plant, and Equipment" related to our VIDA business for the three and nine months ended March 31, 2020. During the three and nine months ended March 31, 2019, we recognized reserves for loans as defined by ASC 326 - "Financial Instruments - Credit Losses".

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Depreciation and amortization:
Vistaprint	$15,466	$17,347	$47,522	$52,025
PrintBrothers	5,064	5,364	15,872	17,440
The Print Group	6,083	7,338	18,925	22,756
National Pen	6,294	5,371	17,398	15,814
All Other Businesses	6,049	5,905	17,910	11,747
Central and corporate costs	2,884	3,009	9,104	9,772
Total depreciation and amortization	$41,840	$44,334	$126,731	$129,554

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Purchases of property, plant and equipment:
Vistaprint	$134	$4,718	$10,831	$26,152
PrintBrothers	2,397	395	3,396	2,771
The Print Group	4,949	557	13,943	5,340
National Pen	728	745	3,505	7,780
All Other Businesses	1,523	12,138	3,893	14,785
Central and corporate costs	813	614	3,070	1,106
Total purchases of property, plant and equipment	$10,544	$19,167	$38,638	$57,934

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Capitalization of software and website development costs:
Vistaprint	$7,552	$7,078	$19,842	$20,544
PrintBrothers	90	437	712	1,241
The Print Group	374	525	1,249	1,723
National Pen	775	1,035	2,590	2,511
All Other Businesses	890	1,098	2,969	2,059
Central and corporate costs	2,726	2,543	8,462	6,559
Total capitalization of software and website development costs	$12,407	$12,716	$35,824	$34,637

The following table sets forth long-lived assets by geographic area:

	March 31, 2020	June 30, 2019
Long-lived assets (1):
United States	$166,395	$57,118
Netherlands	90,956	73,601
Canada	71,300	73,447
Switzerland	61,346	57,488
Italy	48,147	43,203
Jamaica	21,873	21,267
Australia	18,162	20,749
France	24,505	18,533
Japan	16,132	17,768
Other	101,502	79,006
Total	$620,318	$462,180
___________________
(1) Excludes goodwill of $615,333 and $718,880, intangible assets, net of $220,827 and $262,701, and deferred tax assets of $143,571 and $59,906 as of March 31, 2020 and June 30, 2019, respectively. Build-to-suit lease assets of $124,408 are excluded for the year ended June 30, 2019, and upon our adoption of ASC 842 on July 1, 2019, our Waltham, MA and Dallas, TX build-to-suit lease asset balances were de-recognized.
As of March 31, 2020, all operating lease assets are recognized within the balances above. Refer to Note 2 for additional details.
13. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2034. Our finance leases primarily relate to machinery and plant equipment.

The following table presents the classification of right-of-use assets and lease liabilities as of March 31, 2020:

Leases	Consolidated Balance Sheet Classification	March 31, 2020

Assets:
Operating right-of-use assets	Operating lease assets, net	$164,391
Finance right-of-use assets	Property, plant, and equipment, net	22,243
Total lease assets		$186,634
Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current	$37,405
Finance lease liabilities	Other current liabilities	7,833
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	134,267
Finance lease liabilities	Other liabilities	19,360
Total lease liabilities		$198,865

The following table represents the lease expenses for the three and nine months ended March 31, 2020:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease expense	$10,962	$32,416
Finance lease expense:
Amortization of finance lease assets	1,409	4,614
Interest on lease liabilities	195	635
Variable lease expense	2,808	8,433
Less: sublease income	(719)	(2,478)
Net lease cost	$3,693	$11,204

Future minimum lease payments under non-cancelable leases as of March 31, 2020 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$42,136	$8,393	$50,529
2 years	35,915	7,822	43,737
3 years	29,907	5,308	35,215
4 years	23,618	3,338	26,956
5 years	18,075	1,933	20,008
Thereafter	37,878	1,925	39,803
Total	187,529	28,719	216,248
Less: present value discount	(15,857)	(1,526)	(17,383)
Lease liability	$171,672	$27,193	$198,865

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the following is a summary of future minimum lease payments under non-cancelable leases and build-to-suit arrangements as of June 30, 2019:

	Operating lease obligations	Build-to-suit lease obligations (1)	Finance lease obligations	Total lease obligations
2020	$30,269	$13,482	$11,468	$55,219
2021	22,849	13,836	6,414	43,099
2022	16,592	13,877	3,724	34,193
2023	12,553	12,426	2,544	27,523
2024	9,032	12,163	1,565	22,760
Thereafter	8,338	40,656	2,403	51,397
Total	$99,633	$106,440	$28,118	$234,191
___________________
(1) Build-to-suit minimum payments at June 30, 2019 related to our Waltham, MA and Dallas, TX leases, refer to Note 2 for additional details.
Other information about leases is as follows:

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.17
Finance leases	4.63
Weighted-average discount rate
Operating leases	3.17%
Finance leases	2.77%

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

Nine Months Ended
Supplemental Cash Flow Information	March 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$32,379
Operating cash flows from finance leases	635
Financing cash flows from finance leases	8,354

14. Commitments and Contingencies
Purchase Obligations
At March 31, 2020, we had unrecorded commitments under contract of $102,822, including third-party web services of $64,289 and inventory and third-party fulfillment purchase commitments of $12,217. In addition, we had purchase commitments for professional and consulting fees of $4,056, production and computer equipment purchases of $1,204, commitments for advertising campaigns of $652, and other unrecorded purchase commitments of $20,404.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $2,369 in aggregate as of March 31, 2020.
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
15. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three and nine months ended March 31, 2020, we recognized restructuring charges of $919 and $5,006 consisting of charges of $472 and $3,829, respectively, within our Vistaprint reportable segment as we continue to evolve our organizational structure. We also incurred charges of $417 and $535 in our National Pen and All Other Businesses reportable segments, respectively, and immaterial charges within The Print Group reportable segment during the nine months ended March 31, 2020.

During the three and nine months ended March 31, 2019, we recognized restructuring charges of $7,866 and $9,062, respectively, related primarily to a restructuring action within our Vistaprint business, which included changes to the leadership team as well as other reductions in headcount and associated costs.

The following table summarizes the restructuring activity during the nine months ended March 31, 2020:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2019	$3,045	$167	$3,212
Restructuring charges	4,662	344	5,006
Cash payments	(4,637)	(433)	(5,070)
Non-cash charges (1)	(756)	—	(756)
Accrued restructuring liability as of March 31, 2020	$2,314	$78	$2,392

___________________
(1) Non-cash charges primarily include acceleration of share-based compensation expenses.

16. Subsequent Events

Temporary Maintenance Covenant Suspension and Capital Raise

On May 1, 2020, we entered into an amendment to our senior secured credit agreement to suspend maintenance covenants, including the total and senior secured leverage covenants and interest coverage ratio covenant, until the publication of results for the quarter ending December 31, 2021, for which quarter the pre-amendment maintenance covenants will be reinstated. The covenant suspension period could end earlier at the company’s election if we have total leverage equal to or lower than 4.75x annualized EBITDA for each of two consecutive quarters and are compliant with pre-amendment maintenance covenants. During the suspension period, we are required to to comply with new maintenance covenants requiring minimum liquidity (defined in the credit agreement as cash plus unused revolver) of $50,000 and EBITDA above zero in each of the quarters ending June 30, 2021 and September 30, 2021. The amendment increased pricing to LIBOR +3.25% during the covenant suspension period and to LIBOR plus 2.50% to 3.25% after the covenant suspension period, and changed the maturity date from February 2025 to November 2024. The amendment to the senior secured credit agreement described above reduced the credit facility from $1,551,419 to $1,000,000, made up of an $850,000 revolver and $150,000 term loan.

Related to the amendment, on May 1, 2020, we issued notes and warrants to raise $300,000 from funds managed by affiliates of Apollo Global Management, Inc. (the "Apollo Funds") via a private placement of securities. We used the proceeds to pay down a portion of the term loan under our senior secured credit facility and to pay fees and expenses incurred in connection with the financing and the above-described amendment.

The investment by the Apollo Funds is structured as 5-year second lien notes with a 12% coupon, of which up to 50% can be paid-in-kind at our option. We may prepay these notes in whole or in part after the first anniversary with a 3% premium, after the second anniversary with a 1% premium, and after the third anniversary with no premium with proceeds from certain debt financings. The Apollo Funds also received 7-year warrants to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares. The warrants have an exercise price of $60 per share, representing an approximately 17% premium to the 10-day VWAP as of April 28, 2020. If the Apollo Funds undertake a cashless exercise on their own or if we use a mandatory exercise feature in the warrants, the maximum resulting net share issuance would be approximately 740,000 ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues during and after the COVID-19 pandemic, the potential effects of the pandemic, the expected effects of the actions we are taking and intend to take to address the pandemic including cost savings, expectations with respect to our cash, capital allocations, and debt position, legal proceedings, and the sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to take the actions that we plan to take or the failure of those actions to achieve the results we expect; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; the willingness of purchasers of customized products and services to shop online; our failure to maintain compliance with the covenants in our senior secured revolving credit facility and senior unsecured notes or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Form 10-K for the fiscal year ended June 30, 2019, the risk factor described in Part II, Item 1A of this report, and the other documents we periodically file with the SEC.
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
As of March 31, 2020, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
COVID-19
Through the end of February 2020, Cimpress’ quarter-to-date revenue and adjusted EBITDA grew over the same quarter-to-date results in the prior year. However, the COVID-19 pandemic and related restrictions are impacting our small business customers around the world, leading to materially reduced demand for our products starting in March 2020.
Our decentralized model has helped our pandemic response by allowing our decentralized businesses to move quickly to respond to local situations, whether that be related to the health and safety of our team members, reacting to government restrictions and guidelines, or serving our customers' needs. At the same time, our leaders have shared best practices and approaches to pull on the strength of the collective whole. Central teams have provided support, guidance, and a structure for coordination, and our businesses have focused on execution and innovation.

Cimpress moved quickly to respond along several dimensions, including team member health and safety, resiliency in continuing to serve our customers, financial flexibility to weather the effects of the pandemic, and innovation where possible to provide customers and our communities the products they need during this pandemic. All team members who have the ability to do so have been working from home and are doing so productively. In cases where it is not possible for team members to work from home, such as in manufacturing or some customer service roles, Cimpress businesses are ensuring compliance with relevant laws and health guidelines and best practices, such as social distancing, temperature checks, mandatory face masks or face shields, and frequent deep cleaning of facilities.  Because the ultimate duration and scope of the pandemic is unknown, during March and April we have taken a series of decisive and proactive measures, each of which is described further below:

•
Entered into an amendment to our senior secured credit agreement to provide a temporary suspension of prior maintenance covenants and raised new capital to provide a partial pay down to senior secured credit facility lenders;

•	Enacted significant cost-reduction and cash-preservation measures;

•	Maintained operational continuity to the greatest extent feasible while prioritizing the health and safety of our team members; and

•	Protected key investments in technology, data infrastructure and customer value improvements.
We believe the actions we have taken or identified will create the time and financial flexibility to enable us to focus on execution through this pandemic, even if its negative effects were to be deeper and more prolonged than we currently anticipate.
Our near-term outlook has changed significantly in light of the COVID-19 pandemic and the impact it has had on our customers, and therefore, our results. The timing of the initial impact on demand in March differed by business, with those having significant European exposure impacted earliest. In all segments bookings performance improved in the last weeks of April relative to the prior weeks. We believe that is the result of our shift in focus to products and product templates that our customers need in the current environment, but also most recently in some geographies the start, although minimal, of relaxing government restrictions to restart economic activity. We expect the COVID-19 pandemic and related restrictions to have a material negative impact on our results for the quarter ending June 30, 2020. Our expectation is that as restrictions are lifted, we will see continued improvement in revenue trends. In National Pen we expect the revenue recovery curve is likely to lag other segments given the amount of their revenue that is generated through direct mail channels that will recover behind e-commerce channels.
Cost Reductions
We have reduced variable and semi-variable costs generally in line with the reduction in demand. As demand fluctuates, the reduction happens naturally for many of these costs such as shipping costs, payment processing fees, and part of our performance advertising where costs are based on keyword searches and clicks. For other of these costs, reduction requires us to take actions, such as temporarily reducing direct labor in production facilities or service locations or changing payback guidelines on advertising.
In addition, we have taken actions to reduce fixed costs, including, but not limited to, strict hiring limitations across all Cimpress businesses, elimination of discretionary spend such as travel, training and events, reduced work schedules where possible, deferral of all non-essential consulting projects, elimination of non-essential contractors and replacement of cash compensation with restricted share units (RSUs) for some team members. Our goal with the fixed cost reductions made to date is to protect key growth investments and as much full-time employment as possible so that when demand begins to recover, we are well positioned to regain momentum. To the greatest extent possible, we have also focused on cost reduction measures that do not themselves necessitate material cash outflows and, as a result, our restructuring charges in the March quarter were not material. We do anticipate that many of these lowered fixed cost will come back into the business when and if activity necessitates such costs including travel or hiring or as the recovery path becomes more certain such that team member benefits can be restored.

Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019 follows:
Third Quarter Fiscal 2020

•	Revenue decreased by 10% to $598.0 million.

•	Consolidated constant-currency revenue (a non-GAAP financial measure) decreased by 8% and decreased by 9% when excluding acquisitions completed in the last four quarters.

•	Operating income decreased by $117.4 million to an operating loss of $87.7 million.

•	Adjusted EBITDA (a non-GAAP financial measure) decreased by $17.9 million to $70.9 million.
Year to Date Fiscal 2020

•	Revenue decreased by 1% to $2,052.3 million.

•	Consolidated constant-currency revenue increased by 1% and decreased by 1% when excluding acquisitions completed in the last four quarters.

•	Operating income decreased by $55.0 million to $59.2 million.

•	Adjusted EBITDA increased by $66.6 million to $335.9 million.

•	Cash provided by operating activities increased by $61.6 million to $284.1 million.

•	Adjusted free cash flow (a non-GAAP financial measure) increased by $79.7 million to $209.6 million.
For the third quarter of fiscal 2020, the decrease in reported revenue is primarily due to a significant decline in order volumes during the month of March, driven by the economic disruption associated with the COVID-19 pandemic lock downs and related restrictions. For the first two months of the third quarter, revenue grew on a reported basis. Currency exchange rate fluctuations negatively impacted revenue during the current quarter.
For the third quarter of fiscal 2020, we incurred an operating loss, as compared to operating income in the the prior comparative period, due to the recognition of a goodwill impairment charge of $100.8 million, as well as a decline in performance driven by the aforementioned impacts of COVID-19, which resulted in a decline in profitability. These reductions to operating income were partially offset by planned reductions in advertising spend for our Vistaprint and National Pen businesses combined with a decrease in restructuring charges. Additionally, growth in our BuildASign business drove profit improvements, while net investments in our early-stage businesses decreased primarily due to actions we have taken to improve the efficiency and focus of our Printi business compared to the prior year.
Adjusted EBITDA decreased as compared to the three months ended March 31, 2019, primarily due to the same reasons as operating income mentioned above, with the exception of the goodwill impairment and restructuring charges, which are excluded from adjusted EBITDA. Adjusted EBITDA includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA, and the net year-over-year impact of currency on consolidated adjusted EBITDA was not significant.

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
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2020 and 2019 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$316,310	$358,660	(12)%	1%	(11)%	—%	(11)%
PrintBrothers	109,496	109,305	—%	3%	3%	(3)%	—%
The Print Group	68,537	79,027	(13)%	3%	(10)%	—%	(10)%
National Pen	68,362	79,721	(14)%	1%	(13)%	—%	(13)%
All Other Businesses	39,237	38,016	3%	2%	5%	—%	5%
Inter-segment eliminations	(3,982)	(2,915)
Total revenue	$597,960	$661,814	(10)%	2%	(8)%	(1)%	(9)%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,092,786	$1,147,920	(5)%	1%	(4)%	—%	(4)%
PrintBrothers	345,403	327,008	6%	4%	10%	(2)%	8%
The Print Group	228,494	237,767	(4)%	3%	(1)%	—%	(1)%
National Pen	266,510	278,643	(4)%	1%	(3)%	—%	(3)%
All Other Businesses (3)	131,287	93,987	40%	1%	41%	(37)%	4%
Inter-segment eliminations	(12,228)	(8,963)
Total revenue	$2,052,252	$2,076,362	(1)%	2%	1%	(2)%	(1)%
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Cost of revenue	$309,598	$342,700	$1,029,281	$1,056,667
% of revenue	51.8%	51.8%	50.2%	50.9%
For the three months ended March 31, 2020, consolidated cost of revenue decreased by $33.1 million, primarily due to demand-dependent cost of goods sold including third-party fulfillment, materials, and shipping costs that have decreased across several of our segments that have been more significantly impacted by the COVID-19 pandemic lock downs and related restrictions.
For the nine months ended March 31, 2020, consolidated cost of revenue decreased by $27.4 million due to a decrease in cost of revenue in our Vistaprint business of $46.8 million for the nine months ended March 31, 2020, for the same reasons described above. This was offset by an increase in the cost of revenue from our BuildASign business, which was acquired on October 1, 2018 and is therefore not included for part of the comparable period, as well as continued growth in our PrintBrothers businesses, primarily due to revenue growth in our WIRmachenDRUCK business.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Technology and development expense	$67,693	$59,656	13%	$195,287	$174,541	12%
% of revenue	11.3%	9.0%		9.5%	8.4%
Marketing and selling expense	$148,803	$170,202	(13)%	$483,056	$562,536	(14)%
% of revenue	24.9%	25.7%		23.5%	27.1%
General and administrative expense	$45,148	$37,753	20%	$140,681	$119,145	18%
% of revenue	7.6%	5.7%		6.9%	5.7%
Amortization of acquired intangible assets	$12,693	$14,022	(9)%	$38,861	$40,169	(3)%
% of revenue	2.1%	2.1%		1.9%	1.9%
Restructuring expense	$919	$7,866	(88)%	$5,006	$9,062	(45)%
% of revenue	0.2%	1.2%		0.2%	0.4%
Impairment of goodwill	$100,842	$—	100%	$100,842	$—	100%
% of revenue	16.9%	—%		4.9%	—%
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
During the three and nine months ended March 31, 2020, technology and development expenses increased by $8.0 million and $20.7 million, respectively, as compared to the prior year periods. This was mainly driven by a

$5.8 million and $11.1 million increase of expense, respectively, in our Vistaprint business, primarily related to the ongoing rebuild of its technology infrastructure. In addition, we recognized increased costs in our central technology teams, primarily due to an increase in headcount, as these teams continue to develop new technologies that are intended to support our businesses, combined with higher operating costs driven by our businesses' increased adoption and usage of our central technology capabilities, which was partially offset by a reduction in travel and training expenses during March. The increase during the nine months ended March 31, 2020, was also partially due to $3.7 million in the non-recurring reversal of share-based compensation expense for our supplemental PSUs in the comparative period.
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
Our marketing and selling expenses decreased by $21.4 million and $79.5 million during the three and nine months ended March 31, 2020, respectively, as compared to the prior year periods. The decrease from the prior comparative periods is primarily due to the reduction of advertising spend in our Vistaprint business of $17.1 million and $69.5 million, respectively, as we continue to work to eliminate spend that does not meet our return thresholds. Additionally, in response to the decline in order volumes during March, we further reduced our advertising spend by eliminating spend in certain marketing channels, while also tightening our required return thresholds. We also recognized a decrease in marketing costs in our National Pen business of $4.8 million and $17.3 million, respectively, primarily due to a planned reduction in direct mail prospecting activity as compared to last year's elevated levels, combined with lower online advertising spend and cost savings initiatives to reduce costs in service centers. For the nine months ended March 31, 2020, the decrease in marketing and selling spend was partially offset by the addition of the costs of BuildASign in our All Other Businesses segment.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and nine months ended March 31, 2020, general and administrative expenses increased by $7.4 million and $21.5 million, respectively, as compared to the prior period, primarily due to an increase in consulting costs associated with strategic projects in our Vistaprint business and costs incurred centrally related to the cross-border Irish Merger, described in the Explanatory Note within this document. We also recognized higher recruiting costs related to hiring in Vistaprint and incurred a loss of $1.0 million associated with the fair value measurement adjustment for the net assets of our VIDA business that is recognized as held for sale as of March 31, 2020. Refer to Note 2 in our accompanying consolidated financial statements for additional details. Additionally, during the nine months ended March 31, 2020, we incurred additional costs from our BuildASign business as that business was only included for six months of the comparable period. We also incurred additional share-based compensation expense of $7.9 million, primarily due to the non-recurring reversal of supplemental PSU expense in the comparative period.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets decreased by $1.3 million for both the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019. The reduction during the three and nine months ended March 31, 2020, is due to amortization within our PrintBrothers and The Print Group reportable segments as certain intangible assets became fully amortized during the prior fiscal year, partially offset by additional amortization for our BuildASign business caused by the prior year timing of the acquisition.

Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs. During the three and nine months ended March 31, 2020, we recognized restructuring expense of $0.9 million and $5.0 million, respectively, primarily related to charges incurred within our Vistaprint business as we continue to evolve our organizational structure. Comparatively, we recognized restructuring expense of $7.9 million and $9.1 million during the three and nine months ended March 31, 2019, respectively.

Impairment of goodwill

For the three and nine months ended March 31, 2020, we recognized goodwill impairment charges of $100.8 million. We recognized a full goodwill impairment charge for our National Pen and VIDA reporting units, which amounted to $34.4 million and $26.0 million, respectively, as well as a partial goodwill impairment charge for our Exaprint reporting unit of $40.4 million. These impairment charges were due to the deterioration of cash flow that we expect in the near-term for each of these businesses as a result of the decline in demand caused by the COVID-19 pandemic lock downs and related restrictions. In addition to the declines we expect in near-term cash flows, the long-term profit outlook for each of these businesses has declined when compared to previous estimates, contributing to the recognition of these impairment charges. Refer to Note 6 in our accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Gains on derivatives not designated as hedging instruments	$18,039	$1,258	$25,730	$19,802
Currency-related gains (losses), net	3,950	(4,085)	3,183	(3,011)
Other gains	548	332	258	595
Total other income (expense), net	$22,537	$(2,495)	$29,171	$17,386
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
Interest expense, net increased $0.5 million and $0.7 million, respectively during the three and nine months ended March 31, 2020, as compared to the prior comparable periods. During the three and nine months ended March 31, 2020, we recognized lower interest expense of $1.8 million and $5.6 million, respectively, due to the impact of the adoption of ASC 842 in the first fiscal quarter of 2020, which resulted in a change in lease classification for our Waltham, MA build-to-suit lease. Refer to Note 2 for additional details. This was offset by additional interest expense associated with our senior secured credit facility as a result of our higher debt borrowing levels.
We expect interest expense to increase in future periods as a result of the financing transactions described in Note 16 to our accompanying consolidated financial statements and from our additional offering of $200.0 million of senior notes in February 2020.
Income tax expense (benefit)

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Income tax expense (benefit)	$1,039	$4,091	$(86,641)	$23,971
Effective tax rate	(1.3)%	39.6%	(214.7)%	28.5%

We have calculated our year-to-date income tax on ordinary income based on the actual year-to-date effective tax rate rather than the estimated annual tax rate for the nine months ended March 31, 2020. We determined that the annual estimated effective tax rate would not provide a reliable estimate as small changes in the estimated annual income would result in significant changes in the estimated annual tax rate. The decreased tax expense for the three months ended March 31, 2020 was primarily due to a lower actual effective tax rate for the nine months ended March 31, 2020, excluding goodwill impairments with no tax benefit and the deferred tax benefit related to Swiss Tax Reform of $114.1 million discussed below, as compared to the estimated annual effective tax rate for the same prior year period. Without this benefit, tax expense would have increased for the nine months ended March 31, 2020 as compared to the same prior year period, primarily attributable to increased pre-tax income, excluding goodwill impairments with no tax benefit. The decrease in effective tax rate year-over-year was primarily due to a more favorable mix of earnings, offset by tax impacts of changing Cimpress N.V.'s tax residency from the Netherlands to Ireland in February 2019. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

During the three months ended March 31, 2020, we recognized tax expense of $28.5 million to record a full valuation allowance against our U.S. deferred tax assets. The change in judgment to no longer recognize the deferred tax assets was driven by decreased profits due to impacts of the COVID-19 pandemic and goodwill impairments. Also during the three months ended March 31, 2020, we recognized tax benefits of $15.4 million related to excess tax benefits from share based compensation and $10.9 million for the re-measurement of U.S. tax losses that will be carried back to tax years with higher U.S. federal tax rates under the U.S. Coronavirus Aid, Relief, and Economic Security Act, enacted March 27, 2020. In addition, during the nine months ended March 31, 2019, we recognized "Patent Box" tax benefits of $3.5 million granted to our Pixartprinting business in Italy and tax expense of $5.6 million related to a decrease in deferred tax assets under Notice 2018-68 issued by the United States Internal Revenue Service, which provided guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Cuts and Jobs Act.

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
Vistaprint

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$316,310	$358,660	(12)%	$1,092,786	$1,147,920	(5)%
Segment EBITDA	67,444	82,550	(18)%	280,184	239,507	17%
% of revenue	21%	23%		26%	21%
Segment Revenue
Vistaprint's reported revenue decline for the three and nine months ended March 31, 2020 was negatively impacted by currency of 1% for both the three and nine months ended March 31, 2020. This resulted in constant-currency revenue decline of 11% and 4%, respectively, for the three and nine months ended March 31, 2020. The revenue decline was driven by the ongoing changes to advertising spend that are continuing to drive an expected shift to our mix of customers, resulting in declines in revenue from new customers as a result of our targeted elimination of inefficient advertising spend, but growth in repeat customer revenue. Despite year-over-year revenue growth in January and February, the reduced demand in March from the COVID-19 lock downs and related restrictions changed the trend for full-quarter results. We expect this decline in revenue to persist as social distancing measures and other restrictions continue to reduce commerce for small businesses.
Segment Profitability
Vistaprint's segment EBITDA decreased for the three months ended March 31, 2020, mainly due to the revenue decreases described above, partially offset by a reduction to advertising spend of $17.1 million. As described above, the continued reductions in advertising spend were targeted at eliminating inefficient spend, however during March advertising spend was reduced further in response to the decline in demand from COVID-19 lock downs and related restrictions. For the nine months ended March 31, 2020, the increase to segment EBITDA was due to a reduction to advertising spend of $69.5 million, as well as improvements to gross margin. The improvements to gross margin were influenced by the benefits of new offers and reduced discounting, reduced shipping costs as a percent of revenue, and improved plant efficiencies. Segment EBITDA was also impacted by increases in technology investments to rebuild Vistaprint's technology infrastructure and consulting projects related to Vistaprint's focus on foundational basics. Vistaprint's segment EBITDA was also negatively impacted by currency movements during the quarter.

PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$109,496	$109,305	—%	$345,403	$327,008	6%
Segment EBITDA	8,686	8,099	7%	35,922	30,361	18%
% of revenue	8%	7%		10%	9%
Segment Revenue
PrintBrothers' reported revenue for the three and nine months ended March 31, 2020 was negatively affected by currency impacts of 3% and 4%, respectively, resulting in constant-currency revenue growth, excluding the impact of acquisitions, which was flat for the three months ended March 31, 2020, and 8% for the nine months ended March 31, 2020. The suppressed revenue growth during the three months ended March 31, 2020 was due to impacts from COVID-19 lock downs and related restrictions, which varied by country, but in those regions that have enacted more restrictive shutdown measures, the declines in order volume were much more severe. Revenue growth for the nine months ended March 31, 2020 was driven by growth across all businesses within the group through February 2020, combined with revenue due to the integration of a former supplier in one of our businesses during the first quarter of fiscal 2020.
Segment Profitability
PrintBrothers' segment EBITDA increased during the three and nine months ended March 31, 2020 as compared to the prior comparative periods, due to increased gross profit and for the same reasons as the revenue growth discussed above, combined with favorable product mix shifts, production and operating efficiencies, and for the nine months ended March 31, 2020, the vertical integration of a former supplier in one of our businesses during the first quarter of fiscal 2020. This growth was partially offset by increased investments in technology intended to improve the customer value proposition of each business and negative impacts from currency movements.
The Print Group

In thousands	Three Months Ended June 30,			Nine Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$68,537	$79,027	(13)%	$228,494	$237,767	(4)%
Segment EBITDA	10,934	15,658	(30)%	42,673	43,872	(3)%
% of revenue	16%	20%		19%	18%
Segment Revenue
The Print Group's reported revenue decline for the three and nine months ended March 31, 2020 was negatively affected by currency impacts of 3% for both periods, resulting in a decrease in revenue on a constant-currency basis of 10% and 1%, respectively. Revenue growth through February was in line with our growth during the first half of our fiscal year. The constant-currency revenue decrease was primarily driven by a significant decline in March order volumes, and in particular our Pixartprinting business based in Northern Italy that was more significantly impacted by tighter government restrictions in March in response to the COVID-19 pandemic.

Segment Profitability
The Print Group's segment EBITDA decreased during the three and nine months ended March 31, 2020, as compared to the prior periods, primarily driven by the revenue decline described above, as well as investments in technology and unfavorable currency impacts.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$68,362	$79,721	(14)%	$266,510	$278,643	(4)%
Segment EBITDA	(1,244)	113	(1,201)%	17,005	10,279	65%
% of revenue	(2)%	—%		6%	4%
Segment Revenue
National Pen's reported revenue decrease for the three and nine months ended March 31, 2020 was negatively affected by currency impacts of 1% for both periods presented, resulting in constant-currency revenue decline of 13% and 3% for the three and nine months ended March 31, 2020, respectively. The decrease in revenue was primarily driven by lower direct mail volumes which were expected due to our continued reductions to our prospecting activity spend, as we have made efforts to reduce inefficient mail order and online advertising. Revenue was negatively impacted in March from the pandemic lock downs and related restrictions.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three months ended March 31, 2020, was due to the top-line revenue decline described above. A portion of the revenue decline was mitigated by proactive measures to quickly remove variable costs as well as some fixed costs, while protecting key investments in technology as we continue to work toward our long-term plans. For the nine months ended March 31, 2020, the increase in segment profitability was due to benefits realized from the reduction in advertising spend, as well as operational improvements, which included the initial steps of migrating our European mail fulfillment from Mexico to Europe to reduce disruptions that occurred in transit during the prior year period. Currency had a negative impact on segment EBITDA for the three and nine months ended March 31, 2020.
All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue (1)	$39,237	$38,016	3%	$131,287	$93,987	40%
Segment EBITDA (1)	3,187	(1,149)	377%	8,572	(8,165)	205%
% of revenue	8%	(3)%		7%	(9)%
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

Segment Revenue
For the three months ended March 31, 2020, the All Other Businesses segment revenue was negatively impacted by a currency impact of 2%, resulting in an increase in revenue of 5% on a constant currency basis. This was primarily driven by relatively strong performance from BuildASign, whose home decor business showed growth and resiliency even when the pandemic hit the U.S. market in March. Organic constant-currency revenue, excluding the year-over-year impact of the BuildASign acquisition during the first quarter of fiscal year 2020 during which there was no comparative revenue in the year-ago period, increased by 4% for the nine months ended March 31, 2020. All Other Businesses revenue was negatively impacted by a decrease in revenue in our Printi business as compared to the prior year periods, primarily due to actions we have taken to improve the efficiency and focus of the business, which included foregoing certain revenue channels that we believe did not have a high probability of earning sufficient returns on the capital and focus they consumed.
Segment Profitability
The improvement in the All Other Businesses segment EBITDA for the three and nine months ended March 31, 2020, as compared to the prior periods, was primarily due to the work to improve the efficiency and focus of Printi. Additionally, for the three months ended March 31, 2020, BuildASign grew profits driven by the revenue growth described above and for the nine months ended March 31, 2020, the timing of the acquisition of BuildASign positively impacted segment EBITDA.
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
Central and corporate costs increased by $6.3 million and $22.5 million during the three and nine months ended March 31, 2020, respectively, as compared to the prior year, driven by increases to share-based compensation of $3.5 million and $12.9 million, respectively. The increase to share-based compensation is driven by higher costs associated with the portion that is not allocated to our businesses. We also recognized an additional $1.3 million of payroll taxes for option exercises, as well as an increase in central technology investments and operating costs driven by our businesses' increased adoption and usage of our central technology capabilities. For the nine months ended March 31, 2020, we recognized an increase in professional fees of $1.8 million, primarily due to our December 2019 Irish Merger.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$284,061	$222,470
Net cash used in investing activities	(47,813)	(381,554)
Net cash (used in) provided by financing activities	(36,756)	161,900
At March 31, 2020, we had $228.3 million of cash and cash equivalents and $1,677.5 million of debt, excluding debt issuance costs, and debt premiums and discounts. Typically we keep a minimal amount of cash on the balance sheet, but we drew down on our revolver toward the end of March as a result of the uncertainty created by the pandemic resulting in a significant cash balance. We expect cash and cash equivalents to reduce to levels closer to recent historical quarters. Per the terms of our May 1, 2020 credit facility amendment, we will be required to use cash balances in excess of $100.0 million, if any, to repay the revolving loans under our senior secured credit facility.

The cash flows during the nine months ended March 31, 2020 related primarily to the following items:
Cash inflows:

•	Net income of $127.0 million

•
Adjustments for non-cash items of $139.6 million primarily related to positive adjustments for depreciation and amortization of $126.7 million, goodwill impairment of $100.8 million, share-based compensation costs of $22.7 million and unrealized currency-related losses of $5.6 million, partially offset by non-cash tax related items of $110.0 million

•	Proceeds from the issuance of senior notes of $205.6 million, net of debt issuance costs

•	Proceeds of debt of $440.6 million, net of payments

•	Proceeds from the settlement of net investment hedges of $27.7 million
Cash outflows:

•	Purchases of our ordinary shares for $627.1 million

•	Payment of withholding taxes in connection with share awards of $41.4 million

•	Capital expenditures of $38.6 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities and computer and office equipment

•	Internal costs for software and website development that we have capitalized of $35.8 million

•	Payments for finance lease arrangements of $8.4 million

•	Payments for acquisitions of $4.3 million, net of cash acquired
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2020, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of March 31, 2020, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $35.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Due to the uncertainty created by the COVID-19 pandemic, we have taken proactive measures to maintain our financial strength and flexibility by raising $300.0 million of capital on May 1, 2020, which was used to pay down a portion of the term loans under our senior secured credit facility, in order to secure the suspension of our quarterly maintenance covenants related to our leverage and interest coverage ratios until the quarter ending December 31, 2021. Refer to Note 16 in our accompanying consolidated financial statements for additional details. In response to the pandemic-related decrease in revenue, we have taken actions to reduce cash costs while protecting key investments that we believe will deliver value to our customers. We have historically allocated a material amount of capital to purchases of our ordinary shares and corporate acquisitions. The May 2020 amendment to our credit facility eliminates our ability to repurchase our shares and substantially limits acquisitions for the period in which the maintenance covenants associated with our senior secured credit facility are suspended.
We evaluated our liquidity position as of the date of the issuance of our consolidated financial statements and we conclude our financial position, net cash provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility, and the May 2020 temporary maintenance covenant suspension and capital raise as described in Note 16, will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Debt. As of March 31, 2020, we had aggregate loan commitments from our senior secured credit facility totaling $1,551.4 million. The loan commitments consisted of revolving loans of $1,099.4 million and term loans of $452.0 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2020, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
March 31, 2020
Maximum aggregate available for borrowing	$1,551,419
Outstanding borrowings of senior secured credit facility	(1,063,836)
Remaining amount	487,583
Limitations to borrowing due to debt covenants and other obligations (1)	(2,262)
Amount available for borrowing as of March 31, 2020 (2) (3)	$485,321
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
(3) After giving effect to the amendment described above, the proforma amount available under the senior secured credit facility as of March 31, 2020 is $208.5 million, which considers the reduced size of the credit facility and the portion of the outstanding borrowings that was repaid with the proceeds from the newly issued notes, net of transaction fees. The amount available under the credit facility does not consider the excess cash that was held as of March 31, 2020. As of March 31, 2020, our liquidity when considering the effect of this transaction, which is our cash plus availability under our senior secured credit facility is $436.8 million. Despite reducing the size of the credit facility, on March 31, 2020, after adjusting for these transactions, we believe we would have sufficient liquidity under this transaction and the amended terms to operate for the upcoming 12 months from the date of this report.
Debt Covenants. Our credit agreement and senior unsecured notes indenture contain financial and other covenants as well as customary representations, warranties and events of default, which are detailed in Note 8 of the accompanying consolidated financial statements. As of March 31, 2020, we were in compliance with all financial and other covenants under the credit agreement and senior unsecured notes indenture.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2020, we had $13.7 million outstanding for other debt payable through March 2025.
Contractual Obligations
Contractual obligations at March 31, 2020 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$160,387	$36,758	$54,645	$35,347	$33,637
Purchase commitments	102,822	52,674	30,148	20,000	—
Senior unsecured notes and interest payments	873,000	42,000	84,000	84,000	663,000
Other debt and interest payments (2)	1,226,783	59,083	148,268	1,019,432	—
Finance leases, net of subleases (1)	24,176	7,550	11,446	3,586	1,594
Other	2,369	1,551	732	86	—
Total (3)	$2,389,537	$199,616	$329,239	$1,162,451	$698,231
___________________
(1) Operating and finance lease payments included above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses. Refer to our lease accounting policy in Note 2 in our accompanying consolidated financial statements for additional information.
(2) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $1.6 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $6.1 million as of March 31, 2020 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 in our accompanying consolidated financial statements.
Purchase Commitments. At March 31, 2020, we had unrecorded commitments under contract of $102.8 million. Purchase commitments consisted of third-party web services of $64.3 million, inventory purchase commitments of $12.2 million, commitments for professional and consulting fees of $4.1 million, production and computer equipment purchases of approximately $1.2 million, commitments for advertising campaigns of $0.7 million, and other unrecorded purchase commitments of $20.4 million.
Senior Unsecured notes and Interest Payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Other Debt and Interest Payments. At March 31, 2020, the term loans of $452.0 million outstanding under our credit agreement had repayments due on various dates through February 13, 2025, with the revolving loans outstanding under our $1,099.4 million revolving credit facility due on February 13, 2025. Interest payable included in this table is based on the interest rate as of March 31, 2020, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of March 31, 2020 we had $13.7 million outstanding for those obligations that have repayments due on various dates through March 2025.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2020, is $22.2 million, net of accumulated depreciation of $41.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2020 amounts to $27.2 million.
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
The table below sets forth operating income and adjusted EBITDA for the three and nine months ended March 31, 2020 and 2019:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
GAAP operating (loss) income	$(87,736)	$29,615	$59,238	$114,242
Exclude expense (benefit) impact of:
Depreciation and amortization	41,840	44,055	126,731	129,275
Waltham, MA lease depreciation adjustment (1)	—	(1,030)	—	(3,090)
Share-based compensation expense (2)	8,908	4,504	21,983	10,700
Certain impairments and other adjustments (3)	101,976	786	102,736	764
Restructuring-related charges	919	7,866	5,006	9,062
Interest expense for Waltham, MA lease (1)	—	(1,775)	—	(5,457)
Realized gains on currency derivatives not included in operating income	5,001	4,836	20,247	13,889
Adjusted EBITDA	$70,908	$88,857	$335,941	$269,385
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
(3) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other", as well losses recognized for fair value adjustments to the disposal group associated with held for sale assets and liabilities as defined by ASC 360 - "Property, Plant, and Equipment and reserves recognized for loans as defined by ASC 326 - "Financial Instruments - Credit Losses."

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2020 and 2019:

In thousands	Nine Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$284,061	$222,470
Purchases of property, plant and equipment	(38,638)	(57,934)
Purchases of intangible assets not related to acquisitions	—	(22)
Capitalization of software and website development costs	(35,824)	(34,637)
Adjusted free cash flow	$209,599	$129,877

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of March 31, 2020, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2020, we had $1,063.8 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2020, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $5.6 million over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these currency risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:

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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $14.5 million and $34.7 million on our (loss) income before income taxes for the three months ended March 31, 2020 and 2019, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.        Risk Factors

We are updating the risk factors disclosed in our Form 10-K for the fiscal year ended June 30, 2019 by adding the following risk factor:
The COVID-19 pandemic is having a major adverse impact, and is expected to continue to have a major adverse impact, on our operations, financial results, customers, and employees.

The COVID-19 pandemic is negatively impacting our business in a number of material ways, and we expect these impacts to continue for the foreseeable future. These impacts include, but are not limited to, the following:

•	material declines in demand for our products and services, leading to major adverse effects on our revenue, earnings, cash flows, and other financial results

•	disruptions in our operations, with many of our employees subject to shelter-in-place orders and other safety measures restricting them from leaving their homes

•	large investments of time and resources as our management team focuses on mitigating the effects of the pandemic on our business operations while protecting the health of our employees

Depending on the duration and development of the pandemic, we could see additional impacts in the future. For example, although our supply chain has not been materially impacted to date, in the future we could experience supply chain disruptions due to restrictions on the operations of our suppliers and travel restrictions including border closures in many jurisdictions. In addition, although we have amended our senior secured credit facility to suspend our financial covenants for a period of time, if the adverse effects on our financial results continue beyond the suspension period, we could have difficulty complying with our credit facility covenants, which could have a number of negative effects on our business and operations, ranging from limitations on our ability to borrow under the facility to causing us to default under our indebtedness.

We cannot predict how the COVID-19 pandemic will develop or how long it and its impacts on economic activity and our business, operations, and markets will continue. Although we expect the pandemic to continue to materially adversely impact customers, and therefore our financial results, and prolonged impacts could begin to materially impact suppliers and employees, the extent of the impacts will depend on future developments that are highly uncertain and impossible to predict.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2019, we announced that our Board had authorized us to repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers. This repurchase program expires on May 22, 2021, and we may suspend or discontinue our share repurchases at any time.

The following table outlines the purchase of our ordinary shares during the three months ended March 31, 2020 under the programs described above:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Number of Shares that May Yet be Purchased Under the Program
January 1, 2020 through January 31, 2020	—	$—	—	5,376,600
February 1, 2020 through February 29, 2020	658,653	117.95	658,653	4,717,947
March 1, 2020 through March 31, 2020	100,000	117.92	100,000	4,617,947
Total	758,653	$117.95	758,653	4,617,947
___________
(1) Average price paid per share includes commissions paid.

Item 6. Exhibits

Exhibit No.	Description
4.1
Third Supplemental Indenture, dated as of February 13, 2020, with respect to the 7.0% senior notes due 2026, between Cimpress plc, the guarantors party thereto and U.S. Bank National Association, as successor trustee is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2020

4.2
Senior Secured Notes Indenture (including form of 12.0% senior secured second lien notes), dated as of May 1, 2020, among Cimpress plc, the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020

4.3	Form of Warrant is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020
10.1
Amendment No. 3, dated as of February 13, 2020, among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, and as further previously amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2020

10.2
Amendment No. 4, dated as of April 28, 2020, among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers; the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, and as further previously amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 30, 2020

10.3
Note and Warrant Purchase Agreement, dated as of April 28, 2020, among Cimpress plc, the guarantors party thereto and AP Print, Ltd. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 30, 2020

10.4
Pledge and Security Agreement, dated as of May 1, 2020, among the guarantors party thereto and U.S. Bank National Association, as collateral agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020

10.5
Intercreditor Agreement, dated as of May 1, 2020, among JPMorgan Chase Bank, N.A., as first lien collateral agent; U.S. Bank National Association, as second lien notes agent; Cimpress plc; and the guarantors party thereto is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020

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
May 6, 2020                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)