Form 10-K
period 2020-06-30
CIMPRESS plc
filed 2020-08-11
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the annual period ended	June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $2.76 billion on December 31, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 7, 2020, there were 25,885,823 Cimpress plc ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2020. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by Cimpress plc, an Irish public limited company, as successor to Cimpress N.V., a Dutch public limited company. On December 3, 2019, Cimpress completed its previously announced cross-border merger pursuant to which Cimpress N.V. merged with and into Cimpress plc, with Cimpress plc surviving the merger (the "Irish Merger"). As a result of the Irish Merger, all of Cimpress N.V.'s outstanding ordinary shares, par value €0.01 per share, were exchanged on a one-for-one basis for newly issued ordinary shares, nominal value of €0.01 per share, of Cimpress plc, and Cimpress plc assumed all of Cimpress N.V.'s rights and obligations. This Report includes the full fiscal year ended June 30, 2020, including the activity of Cimpress N.V. before the Irish Merger.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2020

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
We have grown substantially over the past decade, from $0.7 billion of revenue in fiscal year 2010 to $2.5 billion of revenue in fiscal year 2020, and as we have grown we have achieved important benefits of scale. However, we also believe it is critical for us to “stay small as we get big”. By this we mean that we need to serve customers and act and compete with focus, nimbleness and speed that is typical of smaller, entrepreneurial firms but often not typical of larger firms. This is because we face intense competition across all our businesses, and we must constantly and rapidly improve the value we deliver to customers. To stay small as we get big, our strategy calls for us to pursue a deeply decentralized organizational structure which delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses.
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
We limit all other central activities to only those which must be performed centrally. Out of more than 12,900 employees we have fewer than 70 who work in central activities that fall into this category, which includes tax, treasury, internal audit, general counsel, corporate communications, consolidated reporting and compliance, investor relations, capital allocation and the functions of our CEO and CFO. We seek to avoid bureaucratic behavior in the corporate center; however we have developed, through experience, guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers or being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, or the policies by which we ensure compliance with information privacy laws.
This strategy has proven to be of great value to us during the recent COVID-19 crisis; we could not have reacted as proactively, effectively or quickly had we not put in place our strategy and organizational structure several years ago. Our decentralized model allowed our businesses to respond quickly to local restrictions, customer needs, and the health and safety of our team members, and leaders shared information and best practices across the group. Our shared strategic capabilities in procurement helped us to address supply chain risks and agree to extensions of supplier payments, the mass customization platform helped us to route orders between production facilities when needed due to temporary closures, and our central finance and legal teams secured the financial flexibility to navigate this period of uncertainty.

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

We ask investors and potential investors in Cimpress to understand our uppermost financial objective by which we endeavor to make all financially evaluated decisions. We often make decisions in service of this priority that could be considered non-optimal were they to be evaluated based on other financial criteria such as (but not limited to) near- and mid-term revenue, operating income, net income, EPS, adjusted EBITDA, and cash flow.

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

Mass Customization Breaks the Traditional Tradeoff That Was Required Between Cost and Volume

Custom Made
Unit Cost
Mass Produced
Mass Customized
Volume Produced of a Given Product

          The chart illustrates this concept. The horizontal axis represents the volume of production of a given product; the vertical axis represents the cost of producing one unit of that product. Traditionally, the only way to manufacture at a low unit cost was to produce a large volume of that product: mass-produced products fall in the lower right-hand corner of the chart. Custom-made products (i.e., those produced in small volumes for a very specific purpose) historically incurred very high unit costs: they fall in the upper left-hand side of the chart.

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

Mass customization delivers a breakthrough in customer value particularly well in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is limited value to a sign that is the same as is used by many other companies: the business owner needs to describe what is unique about his or her business. Likewise, a photo mug is more personally relevant if it shows pictures of someone’s own friends and family. Before mass customization, producing a high-quality custom product required high per-order setup costs, so it simply was not economical to produce a customized product in low quantities.

We believe that the business cards sold by our Vistaprint business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vistaprint to design and procure aesthetically pleasing, high-quality, quickly-delivered and low-priced business cards. The Vistaprint production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Customers have very extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments and significant capital. Business cards is a mature market that, at the overall market level, has experienced continual declines over the past two decades. Yet, for Vistaprint, pre-pandemic, this remained a growing category and was highly profitable, and thus provides an example of the power of mass customization. Even though we do not expect many other products to reach this extreme level of automation, we do currently produce many other product categories (such as flyers, brochures, signage, mugs, calendars, pens, t-shirts, hats, embroidered soft goods, rubber stamps, photobooks, labels and holiday cards) via analogous methods whose volume and processes are well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable and growing revenue stream.
In response to the pandemic, our mass customization capabilities allowed us to pivot our manufacturing to focus on and produce products that are more relevant to the current environment. We began producing products such as masks, face shields, and social distancing signage and introduced relevant product templates. We were able to do this without risk of inventory obsolescence on traditional products since our products are made to order. In addition, during periods in which our manufacturing plants needed to be temporarily closed, our mass customization platform allowed us to reroute orders to other manufacturing locations to ensure they were fulfilled timely.

Market and Industry Background
Mass Customization Opportunity
Mass customization is not a market itself, but rather a business model that can be applied across global geographic markets, to customers from varying businesses (micro, small, medium and large), graphic designers, resellers, printers, teams, associations, groups, consumers and families, to which we offer products such as the following:

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
We believe this opportunity to deliver substantially better customer value and to therefore disrupt large traditional industries can translate into tremendous future opportunity for Cimpress. Until approximately our fiscal year 2012, we focused primarily on a narrow set of customers within the list above (highly price-sensitive and discount-driven micro businesses and consumers) with a limited product offering. Through acquisitions and via significant investments in our Vistaprint business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types.
As we continue to evolve and grow Cimpress, our understanding of these markets and their relative attractiveness is also evolving. Our expansion of product breadth and depth as well as new geographic markets has significantly increased the size of our addressable market opportunity. We base our market size and attractiveness estimates upon considerable research and analysis; however, our estimates are only approximate. Despite the imprecise nature of our estimates, we believe that our understanding is directionally correct and that we operate in an enormous aggregate market with significant opportunity for Cimpress to grow as we continue delivering a differentiated and attractive value proposition to customers.
Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America and Europe combined and at least $150 billion annually if you include other geographies and consumer products:

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
Our Businesses
Cimpress businesses include our organically developed Vistaprint business, plus previously independent businesses either that we have fully acquired or in which we have a majority equity stake. Prior to its acquisition, each of our acquired companies pursued business models that embodied the principles of mass customization. In other words, each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and produced via relatively standardized, homogeneous production processes, at prices lower than those charged by traditional producers.

Our businesses collectively operate across North America and Europe, as well as in India, Japan, Brazil, China and Australia. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a completely self-service basis or with varying levels of assistance. Some of our businesses also use offline techniques to acquire customers (e.g., mail order, telesales). The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, canvas-print wall décor, decorated apparel, promotional products and gifts, packaging, textiles and magazines and catalogs. Also, we have responded to customer needs with new pandemic-related design templates for existing products as well as launching new products like face masks.
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
Our businesses operate production facilities throughout the geographies listed above. We also work extensively with several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to drive reduced inventory and working capital as well as faster delivery to customers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
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

Consists of the operations of our Vistaprint-branded websites in North America, Europe, Australia, New Zealand, India and Japan. This business also includes our Webs business, which is managed with the Vistaprint Digital business, and our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses.

Our Vistaprint business helps more than 15 million micro businesses (companies with fewer than 10 employees) create attractive, professional-quality marketing products at affordable prices and at low volumes.

Upload & Print:
In order to increase customer focus, nimbleness and competitiveness, in fiscal year 2019 we eliminated a management oversight layer and created two sub-groups of upload and print businesses. We refer to these reportable segments as PrintBrothers and The Print Group, each of which focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skill sets.

2.	PrintBrothers: Consists of our druck.at, Printdeal, and WIRmachenDRUCK businesses.

3.	The Print Group: Consists of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses.

4.	National Pen:

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
With the exception of BuildASign, which is a larger and profitable business, this segment consists of small, early-stage businesses by which Cimpress is expanding to new markets. These businesses have been combined into one reportable segment based on materiality. The early-stage businesses in this segment are subject to high degrees of risk, and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. Our All Other Businesses reportable segment includes the following:

BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.
As the online printing leader in Brazil, Printi offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

YSD is a startup operation that provides end-to-end mass customization solutions to brands and intellectual property owners in China, supporting multiple channels including retail stores, websites, WeChat and e-commerce platforms to enhance brand awareness and competitiveness, and develop new markets.

Central Procurement
Given the scale of purchasing that happens across Cimpress’ businesses, there is significant value to coordinating our negotiations and purchasing to gain the benefit of scale. Our central procurement team negotiates and manages Cimpress-wide contracts for large-scale capital equipment, shipping services and major categories of raw materials (e.g., paper, plates, ink). The Cimpress procurement team is also available on an as-requested basis to help with procurement improvements, tools and approaches across other aspects of our businesses’ purchases.
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
As mentioned, the central procurement team played a crucial role when impacts of the pandemic became prevalent in March 2020. The team partnered with Cimpress suppliers to delay more than $30 million of supplier and lease payments previously due before June 30, 2020. These delays were important given our typical working capital trends, as we would have otherwise experienced cash outflows from working capital in the fourth quarter as revenue declined relative to the last fiscal year.
Technology
Our businesses typically rely on proprietary technology to attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to aggregate and produce multiple orders in standardized, scalable processes. Technology is core to our competitive advantage, as without it our businesses would not be able to produce custom orders in small quantities while achieving the economics that are more analogous to mass-produced items.
We are building and using our MCP which is a cloud-based collection of software services, APIs, web applications and related technology offerings that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, can leverage different combinations of MCP services, depending on what capabilities they need to complement their business-specific technology. MCP is a multi-year investment that remains in its relatively early stages; however, many of our businesses are leveraging some of the technologies that have already been developed and/or shared by other businesses. The capabilities that are available in the MCP today include customer-facing technologies, such as those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, and logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the MCP include improved speed to market for new product introduction, reduction in fulfillment costs, improvement of product delivery or geographic expansion, improved site experience, automating manual tasks and avoiding IT expense (through a reduction in expenses related to maintaining/licensing software). Over time, we believe we can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings and shared technology development costs.

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
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges from significant to light, depending on their specific needs. Over the past few years, an increasing number of our businesses have begun to modernize and modularize their business-specific technology to enable them to launch more new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as shopping carts or customer reviews, which are areas that we can benefit from providing a standard e-commerce experience, and are better leveraging engineering resources to focus on technology development from which we derive competitive advantage.
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
Shared Talent Infrastructure
We make it easy, low cost, and efficient for Cimpress businesses to set up and grow teams in India via a central infrastructure that provides all the local recruiting, onboarding, day-to-day administration, HR, and facilities management to support these teams, whether for technology, graphic services, or other business functions. Most of our businesses have established teams in India leveraging this central capability, with those teams working directly for the respective Cimpress business. This is another example of scale advantage, albeit with talent, relative to both traditional suppliers and smaller online competitors that we can leverage across Cimpress.
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

Today’s market has evolved to be much tougher in terms of competition. This evolution, which has been going on for 20 years, has led to major benefits for the customers in terms of lower prices, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. We are seeing these types of small format products growing at rates slower than some other product categories, and we continue to derive significant profits from these small format products. Conversely, there are other product areas that have only more recently begun to benefit from mass customization, such as signage, promotional products, apparel and gifts, textiles and packaging. Here, we see higher rates of growth, but with a wider variety of profit outcomes as we continue to scale our offering in these areas. There is also a geographic overlay to these trends. For example, in developing markets like India and Brazil where these products are more recently available in an online marketplace, we see stronger growth across all product areas, whereas the market in countries such as Germany is far more mature and therefore more slow growing.

We anticipate that the overall competitive landscape described above will change as a result of the pandemic. We believe that the shift from traditional to mass customized models may accelerate, and that some of the online competitors that offer a more limited product portfolio or lack scale advantages will have less flexibility to navigate changing customer demand levels. Our businesses have done well during past economic recessions, because we serve our customers with a fundamentally more competitive business model than the highly fragmented, sub-scale traditional competitors. Shelter-at-home experiences are making e-commerce and service-at-a-distance experiences like ours more mainstream. As we have done in past economic downturns, we also have an opportunity to serve millions of individuals who take up self-employment or freelance roles because of our ability to serve the needs of those customers.

Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:

•
Environmental - We regularly evaluate ways to minimize the impact of our operations on the environment. In terms of combating climate change, we have established and centrally fund a company-wide carbon emissions reduction program to lower the emissions associated with our operations at a rate slightly exceeding the 1.5[o]C target pathway, and expect to achieve carbon neutrality by 2040. This commitment expands upon our previous 2°C target, established in alignment with the 2015 United Nations Global Change Conference (COP21 “Paris Climate Accord”), and now includes the emissions from our supply chain (Scope 3). Our plan includes investments in energy-reducing infrastructure and equipment, renewable energy sourcing, and examination of our substrate and logistics choices for further opportunities to reduce total emissions. We are on track to meet this commitment, and we seek to make further improvements each year going forward.

We have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to FSC-certified paper (FSC® C143124, FSC® C125299), the leading certification of responsible forestry practices. This certification confirms that the paper we print on comes from responsibly managed forests that meet high environmental and social standards. Currently over 85% of the paper that we print on in our facilities is FSC-certified, and we seek to move that to 100% over time. We have also committed to influencing our third-party suppliers to materially expand their use of responsibly forested paper for the products that they customize on our behalf, as well as using either FSC-certified corrugate or packaging materials containing recycled content from post-consumer sources to help ensure our packaging does not contribute to deforestation.
We also have just committed to improve the profile of our plastic-based packaging and products in line with the targets set by the New Plastics Economy Global Commitment, co-sponsored by the United Nations Environment Programme. This includes a focus on reduced plastic usage, increased recyclability, and support of products that contain recycled materials.

•
Fair labor practices - We make recruiting, retention, and other performance management related decisions based solely on merit, based on an individual’s ability to do their job with excellence and in alignment with the company’s strategic and operational objectives. We do not tolerate discrimination on any basis protected by human rights laws or anti-discrimination regulations, and we strive to do more in this regard than the law requires. We are committed to a work environment where team members are treated with respect and fairness, and have invested in education and awareness programs for team members to make further improvements in this area. We value individual differences, unique perspectives and the distinct contributions that each one of us can make to the company.

•
Team member health and safety - We require safe working conditions at all times to ensure our team members and other parties are protected, and require legal compliance at a minimum at all times. We require training on – and compliance with – safe work practices and procedures at all manufacturing facilities to ensure the safety of team members and visitors to our plant floors. Given the global impacts of the COVID-19 pandemic, we have held our team member health and safety as a top priority, and have implemented measures such as remote working for members who are able to, restrictions on team member travel to be essential only, and increased safety measures at our manufacturing and customer service centers including additional cleaning and sanitary protocols.

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
In fiscal 2020, operating income for our second quarter was greater than our operating income for the entire year, due in part to impairments recognized during our third quarter as well as negative impacts from the COVID-19 pandemic and related restrictions. Operating income during the second fiscal quarter represented 55%, and 46% of annual operating income in the years ended June 30, 2019 and 2018, respectively.
Employees
As of June 30, 2020, we had approximately 12,000 full-time and approximately 1,000 temporary employees worldwide.
Corporate Information
Cimpress plc was incorporated on July 5, 2017 as a private company limited by shares under the laws of Ireland and on November 18, 2019 was re-registered as a public limited company under the laws of Ireland. On December 3, 2019, Cimpress completed the Irish Merger pursuant to which Cimpress N.V. merged with and into Cimpress plc, with Cimpress plc surviving the merger and becoming the publicly traded parent company of the Cimpress group of entities. Cimpress N.V., the predecessor company to Cimpress plc, was incorporated under the laws of the Netherlands on June 5, 2009. The registered office of Cimpress plc is at Building D, Xerox Technology Park, Dundalk, Co. Louth, Ireland, and its telephone number at the registered office is +353-42-938-8500.
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

We may not achieve our long-term objectives, and our investments in our business may fail to impact our results and growth as anticipated. Some of the factors that could cause our business strategy to fail to achieve our objectives include the following, among others:

•	our failure to adequately execute our strategy or anticipate and overcome obstacles to achieving our strategic goals

•	our failure to develop or deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantage we expect

•	our failure to manage the growth, complexity, and pace of change of our business and expand our operations

•	our failure to address and mitigate the impacts of the COVID-19 pandemic on our business

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
The COVID-19 pandemic has had a major adverse impact, and is expected to continue to have a major adverse impact, on our operations, financial results, customers, markets, and employees.

The COVID-19 pandemic has negatively impacted our business in a number of material ways, and we expect these impacts to continue. These impacts include, but are not limited to, the following:

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

Depending on the duration and development of the pandemic, including the possibility of future "waves" of increased infection rates, we could see additional impacts in the future. For example, although our supply chain has not been materially impacted to date, in the future we could experience supply chain disruptions due to restrictions on the operations of our suppliers and travel restrictions including border closures in some jurisdictions. In addition, although we have amended our senior secured credit facility to suspend our financial maintenance covenants for a period of time, if the adverse effects on our financial results continue beyond the suspension period, we could have difficulty complying with our credit facility covenants, which could have a number of negative effects on our business and operations, ranging from limitations on our ability to borrow under the facility to causing us to default under our indebtedness.

We cannot predict how the COVID-19 pandemic will develop, how long it and its impacts on economic activity and our business, operations, and markets will continue, or whether the pandemic will lead to a prolonged economic downturn. Although we expect the pandemic to continue to materially adversely impact customers, and therefore our financial results, and prolonged impacts could begin to materially impact suppliers and employees, the extent of the impacts will depend on future developments that are highly uncertain and impossible to predict.

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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results and do not manage our business to maximize current period reported financial results, such as (but not limited to) near- and mid-term revenue, operating income, net income, EPS, adjusted EBITDA, and cash flow. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•
investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all

•	the effects of the COVID-19 pandemic on our customers, suppliers, business, and operations

•
variations in the demand for our products and services, in particular during our second fiscal quarter, which may be driven by seasonality, performance issues in some of our businesses and markets, or other factors

•	currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities

•	our hedging activity

•	our ability to attract and retain customers and generate purchases

•	shifts in revenue mix toward less profitable products and brands

•	the commencement or termination of agreements with our strategic partners, suppliers, and others

•	our ability to manage our production, fulfillment, and support operations

•	costs to produce and deliver our products and provide our services, including the effects of inflation and the rising costs of raw materials such as paper

•	our pricing and marketing strategies and those of our competitors

•	expenses and charges related to our compensation arrangements with our executives and employees

•	costs and charges resulting from litigation

•	significant increases in credits, beyond our estimated allowances, for customers who are not satisfied with our products or delivery

•	changes in our effective income tax rate

•	costs to acquire businesses or integrate our acquired businesses

•	financing costs

•	impairments of our tangible and intangible assets including goodwill

•	the results of our minority investments and joint ventures

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. Our information systems and those of third parties with which we share information are vulnerable to an increasing threat of cyber security risks, including physical and electronic break-ins, computer viruses, and phishing and other social engineering scams, among other risks, and these vulnerabilities may be heightened during the COVID-19 pandemic when many of our employees are working from home and a number of our offices are largely empty. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

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

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands, any of which could have an adverse effect on our business. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer and data protection, such as the California Consumer Privacy Act that recently became effective. Complying with these varying and changing requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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
Our profitability has historically been highly seasonal. Our second fiscal quarter includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated nearly all of its profits during the December quarter. Our operating income during the second fiscal quarter represented 217%, 55%, and 46% of annual operating income in the years ended June 30, 2020, 2019, and 2018. In anticipation of increased sales activity during our second fiscal quarter holiday season, we typically incur significant additional capacity related expenses each year to meet our seasonal needs, including facility expansions, equipment purchases and leases, and increases in the number of temporary and permanent employees. Lower than expected sales during the second quarter have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions. If we are unable to accurately forecast and respond to seasonality in our business, our business and results of operations may be materially harmed.

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

Our businesses' production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because our businesses are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Some of the events that could cause interruptions in our businesses' operations or systems are the following, among others:

•	fire, natural disasters, or extreme weather

•	pandemic or other public health crisis

•	labor strike, work stoppage, or other issues with our workforce

•	political instability or acts of terrorism or war

•	power loss or telecommunication failure

•	attacks on our external websites or internal network by hackers or other malicious parties

•	undetected errors or design faults in our technology, infrastructure, and processes that may cause our websites to fail

•	inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand

•	human error, including poor managerial judgment or oversight

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

We face intense competition, and our competition may continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses like Amazon enter the mass customization market, and traditional “brick and mortar” businesses establish an online presence. Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results.

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

Our credit facility and the indentures that govern our notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility, the indenture that governs our 7.0% senior unsecured notes due 2026, and the indenture that governs our 12.0% senior secured notes due 2025, which we collectively refer to as our debt documents, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

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

In May 2020, we amended our credit facility to suspend our financial maintenance covenants under the credit agreement for a period of time ending no later than the date on which we publish our financial results for the quarter ending December 31, 2021 (the Covenant Suspension Period), and during the Covenant Suspension Period there are more restrictive limitations on certain of our activities and actions, including the incurrence of additional indebtedness and liens, the consummation of certain investments including acquisitions, the making of restricted payments including purchasing our ordinary shares, and the incurrence of capital expenditures.

As a result of these restrictions, we may be limited in how we conduct our business, grow in accordance with our strategy, compete effectively, or take advantage of new business opportunities. In addition, when the financial maintenance covenants in our credit agreement are reinstated after the Covenant Suspension Period ends, we will be required to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A default under any of our debt documents would have a material, adverse effect on our business.

Our failure to make scheduled payments on our debt or our breach of the covenants or restrictions under any of our debt documents could result in an event of default under the applicable indebtedness. Such a default would have a material, adverse effect on our business and financial condition, including the following, among others:

•	Our lenders could declare all outstanding principal and interest to be due and payable, and we and our subsidiaries may not have sufficient assets to repay that indebtedness.

•	Our secured lenders could foreclose against the assets securing their borrowings.

•	Our lenders under our credit facility could terminate all commitments to extend further credit under that facility.

•	We could be forced into bankruptcy or liquidation.

Our material indebtedness and interest expense could adversely affect our financial condition.

As of June 30, 2020, our total debt was $1,482.2 million.

Subject to the limits contained in our debt documents, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2020, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $0.3 million over the next 12 months.

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

For example, some of our businesses do not currently collect sales tax in all U.S. states where they sell products. Many state governments in the United States have imposed or are seeking to impose sales tax collection responsibility on out-of-state, online retailers, and the U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al. enables states to consider adopting laws requiring remote sellers to collect and remit sales tax, even in states in which the seller has no physical presence. To the extent that individual states decide to adopt similar legislation, this could significantly increase the collection and compliance burden on Cimpress businesses operating in the U.S. In addition, there is risk that a state government in which a Cimpress business currently is not registered to collect and remit sales tax may attempt to assess tax, interest and penalties relating to prior periods.

Increased focus on environmental sustainability could adversely affect our business, operations, and financial results.

We face risks arising from the increased public focus, including by governmental and nongovernmental organizations, on climate change and environmental sustainability matters, such as packaging and waste, deforestation, and land use. We may face increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them beyond our current plans or be required to comply with new laws and requirements that may require significant expenditures.

Risks Related to Our Corporate Structure

Challenges by various tax authorities to our international structure could, if successful, increase our effective tax rate and adversely affect our earnings.

We are an Irish public limited company that operates through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. From time to time, we are subject to tax audits, and the tax authorities in these countries could claim that a greater portion of the income of the Cimpress plc group should be subject to income or other tax in their respective jurisdictions, which could result in an increase to our effective tax rate and adversely affect our results of operations.

Changes in tax laws, regulations and treaties could affect our tax rate and our results of operations.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. In addition to the passage of the CARES Act in the United States, there are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. However, if such legislation were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

An example of these changes in tax laws would include the U.S. Tax Cuts and Jobs Act (TCJA) which was signed into law on December 22, 2017, significantly altering the US Internal Revenue Code. Guidance continues to be issued clarifying the application of this new legislation. We cannot predict the overall impact that the additional guidance may have on our business, but we continue to analyze how the TCJA, and any regulations or other governmental action with respect thereto, may impact our business and results of operations. It is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA. We also continue to assess the impact of the U.S. CARES Act.

Changes in the tax laws of other jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organization for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely impact our provision for income taxes.

Our intercompany arrangements may be challenged, which could result in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written transfer pricing agreements among Cimpress plc and its subsidiaries, which establish transfer prices for various services performed by our subsidiaries for other Cimpress group companies. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm's length. With the exception of certain jurisdictions where we have obtained rulings or advance pricing agreements, our transfer pricing arrangements are not binding on applicable tax authorities, and no official authority in any other country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

Because of our corporate structure, our shareholders may find it difficult to enforce claims based on United States federal or state laws, including securities liabilities, against us or our management team.

We are incorporated under the laws of Ireland. There can be no assurance that the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or that the courts of Ireland hear actions against us or those persons based on those laws. There is currently no treaty between the U.S. and Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters, and Irish common law rules govern the process by which a U.S. judgment will be enforced in Ireland. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically or necessarily be enforceable in Ireland.

In addition, because most of our assets are located outside of the United States and some of our directors and management reside outside of the United States, it could be difficult for investors to place a lien on our assets or those of our directors and officers in connection with a claim of liability under U.S. laws. As a result, it may be difficult for investors to enforce U.S. court judgments or rights predicated upon U.S. laws against us or our management team outside of the United States.

Our past purchases of our ordinary shares could subject our shareholders to Dutch withholding tax.

Before becoming an Irish tax resident company, Cimpress’ publicly traded parent company was subject to Dutch tax laws, including the 15% Dutch withholding tax that may be levied on dividends and similar distributions made by Cimpress to its shareholders, and during that time we purchased a number of our ordinary shares. Under our Dutch Advanced Tax Ruling, a purchase of shares should not result in any Dutch withholding tax if we hold the purchased shares in treasury for the purpose of issuing shares pursuant to employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities successfully challenge the use of the shares for these purposes, such a purchase of shares may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our average paid in capital per share for Dutch tax purposes and the redemption price per share, if higher.

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

We believe that we were not a PFIC for the tax year ended June 30, 2020 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States taxation under the "controlled foreign corporation" rules. Additionally, this may negatively impact the demand for our ordinary shares.

If a United States shareholder owns 10% or more of our ordinary shares, it may be subject to increased United States federal income taxation (and possibly state income taxation) under the "controlled foreign corporation" rules. In general, if a U.S. person owns (or is deemed to own) at least 10% of the voting power or value of a non-U.S. corporation, or "10% U.S. Shareholder," and if such non-U.S. corporation is a "controlled foreign corporation," or "CFC," then such 10% U.S. Shareholder who owns (or is deemed to own) shares in the CFC on the last day of the CFC's taxable year must include in its gross income for United States federal income tax (and possibly state income tax) purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. In addition, a 10% U.S. shareholder's pro rata share of other income of a CFC, even if not distributed, might also need to be included in a 10% U.S. Shareholder’s gross income for United States federal income tax (and possibly state income tax) purposes under the "global intangible low-taxed income," or "GILTI," provisions of the U.S. tax law. In general, a non-U.S. corporation is considered a CFC if one or more 10%

U.S. Shareholders together own more than 50% of the voting power or value of the corporation on any day during the taxable year of the corporation. "Subpart F income" consists of, among other things, certain types of dividends, interest, rents, royalties, gains, and certain types of income from services and personal property sales.

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

Approximately 85% of our ordinary shares are held by our top 10 shareholders, and we may repurchase shares in the future (subject to the restrictions in our debt documents), which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our shareholders could disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our ordinary shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property including the following manufacturing operations that provide support across our businesses:

•	A 582,000 square foot facility located near Windsor, Ontario, Canada that primarily services our Vistaprint business.

•	A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business.

•	A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vistaprint business.

•	A 130,000 square foot facility located in Kisarazu, Japan that primarily services our Vistaprint and National Pen businesses in the Japanese market.

•	A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vistaprint business.

•	A 97,000 square foot facility, located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2020, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vistaprint	1,029,427	Technology development, marketing, customer service, manufacturing and administrative	August 2020 - November 2034
PrintBrothers	301,393	Technology development, marketing, customer service, manufacturing and administrative	December 2020 - December 2025
The Print Group	423,098	Technology development, marketing, customer service, manufacturing and administrative	July 2020 - June 2034
National Pen	376,324	Marketing, customer service, manufacturing and administrative	July 2020 -December 2027
All Other Businesses	546,501	Technology development, marketing, customer service, manufacturing and administrative	July 2020 - July 2025
Other (2)	83,140	Corporate strategy and technology development	July 2020 - June 2023
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
Item 4. Mine Safety Disclosures
None.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2020, there were approximately 12 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
On November 25, 2019, we announced that our Board had authorized us to repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers. This repurchase program expires on May 22, 2021, and we may suspend or discontinue our share repurchases at any time. On April 28, 2020, we entered into an amendment to our senior secured credit agreement, which suspended our pre-existing financial maintenance covenants in addition to prohibiting us from repurchasing our shares during the suspension period. Refer to Note 10 in our accompanying consolidated financial statements for additional information.

We did not repurchase any of our ordinary shares during the three months ended June 30, 2020 under the program described above.
Performance Graph

The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG)

Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2015 and the relative performance of each investment is tracked through June 30, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the NASDAQ Composite Index
and the RDG Internet Composite Index

	Year Ended June 30,
	2015	2016	2017	2018	2019	2020
Cimpress plc	$100.00	$109.89	$112.32	$172.24	$108.00	$90.71
NASDAQ Composite	100.00	98.32	126.14	155.91	168.04	213.32
RDG Internet Composite	100.00	118.36	164.81	231.41	234.61	313.49

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

	Year Ended June 30,
	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$2,481,358	$2,751,076	$2,592,541	$2,135,405	$1,788,044
Net income (loss) attributable to Cimpress plc	83,365	95,052	43,733	(71,711)	54,349
Net income (loss) per share attributable to Cimpress plc:
Basic	$3.07	$3.09	$1.41	$(2.29)	$1.72
Diluted (g)	$3.00	$3.00	$1.36	$(2.29)	$1.64
Shares used in computing net income (loss) per share attributable to Cimpress plc:
Basic (f)	27,180,744	30,786,349	30,948,081	31,291,581	31,656,234
Diluted (g)	27,773,286	31,662,705	32,220,401	31,291,581	33,049,454

	Year Ended June 30,
	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$338,444	$331,095	$192,332	$247,358	$242,022
Purchases of property, plant and equipment	(50,467)	(70,563)	(60,930)	(74,157)	(80,435)
Purchases of ordinary shares	(627,056)	(55,567)	(94,710)	(50,008)	(153,467)
Business acquisitions, net of cash acquired	(4,272)	(289,920)	(110)	(204,875)	(164,412)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	(1,124)	—	93,779	—	—
Net proceeds (payments) of debt and debt issuance costs	426,086	190,182	(54,415)	196,933	167,316

	Year Ended June 30,
	2020 (a)	2019 (b)	2018 (c)	2017 (d)	2016 (e)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$45,021	$35,279	$44,227	$25,697	$85,319
Net current liabilities (h)	(238,354)	(280,449)	(241,728)	(203,482)	(135,095)
Total assets (i)	1,815,006	1,868,376	1,652,217	1,679,869	1,463,869
Total long-term debt, excluding current portion (j)	1,415,657	942,290	767,585	847,730	656,794
Total shareholders’ (deficit) equity (k)	(407,476)	131,812	93,947	75,212	166,076
___________________
(a) For fiscal year 2020, the decrease in reported revenue is primarily due to a significant decline in order volumes starting in March, driven by the economic disruption associated with the COVID-19 pandemic lock downs and related restrictions. Our year-to-date revenue results through February 2020 grew on a reported basis; however we experienced a significant decline in demand starting in March 2020, which worsened in April 2020 before starting to recover in the last two months of fiscal 2020.
(b) Includes the impact of our acquisitions of VIDA on July 2, 2018 and BuildASign on October 1, 2018. See Note 7 in our accompanying financial statements in this Report for a discussion of these acquisitions.

(c)	Includes the Albumprinter results through the divestiture date of August 31, 2017. See Note 7 in our accompanying financial statements in this Report for a discussion of this divestiture.

(d)
Includes the impact of the acquisition of National Pen on December 30, 2016. During December 2016, we purchased the remaining noncontrolling interest of our Japan business from our joint business partner, Plaza Create Co. Ltd.

(e) Includes the impact of the acquisitions of Litotipografia Alcione S.r.l. on July 29, 2015, Tradeprint Distribution Limited on July 31, 2015, and WIRmachenDRUCK GmbH on February 1, 2016.
(f) During the year ended June 30, 2020, we repurchased 5,002,018 of our own shares, resulting in a decline in our outstanding shares. We are restricted from repurchasing shares during the covenant suspension period under our April 2020 credit facility amendment. See to Note 10 in the accompanying financial statements for additional details.

(g) In the periods we report a net loss, the impact of share options, warrants, PSUs, RSUs, and RSAs is not included as they are anti-dilutive. During the fourth quarter of fiscal 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 per share that have a dilutive impact on our diluted earnings per share. Refer to Notes 2 and 10 in our accompanying financial statements for additional information.
(h) Many of our businesses have a cash conversion cycle that results in current liabilities being higher than current assets. Our net current liabilities (current assets minus current liabilities) have expanded over recent years as we have increased focus on net working capital improvements.
(i) On July 1, 2019, we adopted ASC 842, Leases, using a modified retrospective transition approach. Under the modified retrospective approach, we recognized any cumulative impacts as of the adoption date within retained earnings on our consolidated balance sheet and we did not adjust the prior comparable period. Upon adoption, we recognized operating lease assets of $169,668. Additionally, $121,254 of previously capitalized costs for our build-to-suit leases, including our Waltham, Massachusetts lease, included in property, plant and equipment, net have been de-recognized and are now classified as operating leases. Refer to Note 2 in the accompanying financial statements for additional details related to the impact of our adoption of the standard.
(j) During the fourth quarter of fiscal 2020 and in response to the uncertainty associated with the COVID-19 pandemic, we amended our senior secured credit facility to suspend pre-existing maintenance covenants. Additionally, on May 1, 2020, we issued second lien notes and warrants to raise $300.0 million from funds managed by affiliates of Apollo Global Management, Inc. via a private placement. We used the proceeds to pay down a portion of the term loan under our senior secured credit facility and to pay fees and expenses incurred in connection with the financing and the above-described amendment.
On February 13, 2020, we completed an additional offering of $200.0 million in aggregate principal of 7.0% senior unsecured notes due 2026. The net proceeds from this add-on offering were used to repay a portion of the indebtedness outstanding under our senior secured credit facility and related transaction fees and expenses.
On June 15, 2018, we completed a private placement of $400.0 million of 7.0% senior unsecured notes due 2026. The proceeds from the sale of the notes were used to repay our existing $275.0 million senior unsecured notes that were due 2022, a portion of our indebtedness outstanding under our senior secured credit facility and other related transaction fees.
See Note 10 in our accompanying financial statements in this Report for additional discussion of each financing transaction. Increases in long-term debt during the periods before fiscal 2020 have largely been driven by the funding of acquisitions including those outlined in Note 7 in our accompanying financial statements and share repurchases.
(k) During the year ended June 30, 2020, total shareholders' equity declined, resulting in a shareholders' deficit, primarily driven by $627,056 of share repurchases during the current fiscal year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues during and after the COVID-19 pandemic, the potential effects of the pandemic, the expected effects of the actions we are taking and intend to take to address the pandemic including cost savings, the size of our market and our ability to take advantage of the market opportunity, expectations with respect to the development and efficacy of our mass customization platform, the competitive landscape and our competitive position, the expected effects of the reorganization of our technology team, sufficiency of our liquidity position, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to take the actions that we plan to take or the failure of those actions to achieve the results we expect; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; the willingness of purchasers of customized products and services to shop online; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in this Report. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the United States Securities and Exchange Commission.
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
During the first quarter of fiscal 2020, we revised our internal organizational and reporting structure leading to changes in our Vistaprint and All Other Businesses reportable segments. Our Vistaprint Corporate Solutions, Vistaprint India, and Vistaprint Japan businesses, which were previously aggregated based on materiality in our All Other Businesses, are now directly managed within the Vistaprint business. These businesses are close derivatives or adjacencies of the Vistaprint business and leverage the Vistaprint brand, customers, technology, and/or other assets. This change in reporting structure positions them closer to the Vistaprint operations, capabilities, and resources. Additionally, during the fourth quarter of fiscal 2020, we reorganized technology teams that previously existed within our Vistaprint business and our central teams. The reorganization resulted in some team member reductions in both organizations, and the net transfer of 177 team members from Vistaprint to our central Cimpress technology team. This change is intended to free up resources to make more Vistaprint technologies available to other Cimpress businesses in the future, to accelerate Vistaprint's re-platforming efforts, and to reduce costs where no longer necessary. We have revised our presentation of all prior periods presented to reflect our revised segment reporting.
As of June 30, 2020, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 16 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.

COVID-19
Through the end of February 2020, Cimpress’ year-to-date revenue and adjusted EBITDA grew over the prior year. However, the COVID-19 pandemic and related restrictions are impacting our small business customers around the world, which led to materially reduced demand for our products starting in March 2020, but month-over-month demand has been improving through June 2020, as consolidated bookings were down 19% in June, compared to a decline in consolidated bookings of 51% in April.
Our decentralized organizational structure has helped our pandemic response by allowing our decentralized businesses to move quickly to respond to local situations, whether that be related to the health and safety of our team members, reacting to government restrictions and guidelines, or serving our customers' needs. At the same time, our leaders have shared best practices and approaches to pull on the strength of the collective whole. Central teams have provided support, guidance, and a structure for coordination, and our businesses have focused on execution and innovation.
Cimpress moved quickly to respond along several dimensions, including team member health and safety, resiliency in continuing to serve our customers, financial flexibility to weather the effects of the pandemic, and innovation to provide customers and our communities the products they need during this pandemic. All team members who have the ability to do so have been working from home and are doing so productively. In cases where it is not possible for team members to work from home, such as in manufacturing or some customer service roles, Cimpress businesses are ensuring compliance with relevant laws and health guidelines and best practices, such as social distancing, temperature checks, mandatory face masks or face shields, and frequent deep cleaning of facilities. While there have been improvements and some reductions to government restrictions in certain countries, the ultimate duration and scope of the pandemic remains unknown, so we have taken a series of decisive and proactive measures starting in March 2020 including the following:

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
Our near-term outlook has changed significantly in light of the COVID-19 pandemic and the impact it has had on our customers, and therefore, our results. The timing of the initial impact on demand in March differed by business, with those having significant European exposure impacted earliest, while all segments realized improvements sequentially for the months of May and June 2020. The improvements are the result of the start in many geographies of relaxed government restrictions that has driven more economic activity, in addition to our shift in focus to products and product templates that our customers need in the current environment.
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
In addition, we have taken actions to reduce fixed costs, including, but not limited to, strict hiring limitations across all Cimpress businesses, elimination of discretionary spend such as travel, training and events, reduced work schedules where possible, deferral of all non-essential consulting projects, elimination of non-essential contractors and replacement of cash compensation during the fourth quarter with restricted share units (RSUs) for some team members. Our goal with the fixed cost reductions made to date is to protect key growth investments and as much full-time employment as possible so that when demand begins to recover, we are well positioned to regain momentum. We anticipate that many of these lowered fixed costs will come back into the business when and if activity necessitates such costs including travel or hiring or as the recovery path becomes more certain such that team member benefits can be restored. In fact, we have already resumed hiring in select areas like technology, data science and analytics. While we believe it was appropriate to constrain costs in certain areas, we will continue to be disciplined in adding cost back where it makes sense to do so since we can't be certain of the shape and timing of demand recovery.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the year ended June 30, 2020 as compared to the year ended June 30, 2019 follows:
Fiscal Year 2020

•	Revenue decreased by 10% to $2,481.4 million.

•	Consolidated constant-currency revenue decreased by 9% and decreased by 11% when excluding acquisitions and divestitures completed in the last four quarters.

•	Operating income decreased by $107.6 million to $56.0 million.

•	Adjusted EBITDA (a non-GAAP financial measure) increased by $13.2 million to $399.8 million.

•	Cash provided by operating activities increased by $7.3 million to $338.4 million.

•	Adjusted free cash flow (a non-GAAP financial measure) increased by $32.2 million to $244.0 million.
For fiscal year 2020, the decrease in reported revenue is primarily due to a significant decline in order volumes starting in March, driven by the economic disruption associated with the COVID-19 pandemic lock downs and related restrictions. Our year-to-date revenue results through February 2020, grew on a reported basis; however we experienced a significant decline in demand starting in March 2020, which worsened in April 2020 before starting to recover in the last two months of fiscal 2020. Currency exchange rate fluctuations negatively impacted revenue during the current fiscal year.
For the year ended June 30, 2020, operating income decreased by $107.6 million, due to the year over year increase in goodwill impairment charges of $93.3 million, as well as a decline in performance starting in March 2020 driven by the aforementioned impacts of COVID-19, which resulted in a decline in profitability for most of our businesses. While we are not back to pre-pandemic levels of demand, we are steadily recovering, as consolidated bookings were down 19% in June, compared to a decline in consolidated bookings of 51% in April. Prior to March 2020, profitability increased as a result of planned reductions in advertising spend for our Vistaprint and National Pen businesses combined with operational improvements in several of our businesses. Our BuildASign business continued to grow and drive profit improvements even when the pandemic hit the U.S. market as their home decor and pandemic-related signage products showed growth and resiliency, while net investments in our early-stage businesses decreased primarily due to pre-pandemic actions we have taken to improve the efficiency and focus of our Printi business compared to the prior year.
Adjusted EBITDA increased as compared to the year ended June 30, 2019, due to the pre-pandemic performance discussed above, but partially offset by the decline in profitability starting in March 2020 due to the impacts from the pandemic. Adjusted EBITDA excludes the impact of the goodwill impairment discussed above, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA, and the net year-over-year impact of currency on consolidated adjusted EBITDA was not significant.

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
Total revenue and revenue growth by reportable segment for the years ended June 30, 2020, 2019 and 2018 are shown in the following table:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,337,291	$1,508,322	(11)%	1%	(10)%	—%	(10)%
PrintBrothers	417,921	443,987	(6)%	3%	(3)%	(2)%	(5)%
The Print Group	275,214	325,872	(16)%	3%	(13)%	—%	(13)%
National Pen	299,474	348,409	(14)%	1%	(13)%	—%	(13)%
All Other Businesses (3)	173,789	136,202	28%	1%	29%	(25)%	4%
Inter-segment eliminations	(22,331)	(11,716)
Total revenue	$2,481,358	$2,751,076	(10)%	1%	(9)%	(2)%	(11)%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2019	2018	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$1,508,322	$1,499,141	1%	2%	3%	—%	3%
PrintBrothers	443,987	410,776	8%	5%	13%	—%	13%
The Print Group	325,872	320,473	2%	4%	6%	—%	6%
National Pen	348,409	333,266	5%	2%	7%	—%	7%
All Other Businesses (3)	136,202	40,230	239%	9%	248%	(241)%	7%
Inter-segment eliminations	(11,716)	(11,345)
Total revenue	$2,751,076	$2,592,541	6%	3%	9%	(4)%	5%
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
(3) The All Other Businesses segment includes the revenue of the Albumprinter business until the sale completion date of August 31, 2017, VIDA revenue from its acquisition date of July 2, 2018 through its divestiture date of April 10, 2020, and BuildASign revenue from its acquisition date of October 1, 2018. Constant-currency revenue growth excluding acquisitions/divestitures, excludes the revenue results for VIDA and BuildASign since their acquisition dates and Albumprinter and VIDA through their divestiture dates.
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

In thousands	Year Ended June 30,
	2020	2019	2018
Cost of revenue	$1,248,871	$1,401,344	$1,279,799
% of revenue	50.3%	50.9%	49.4%
For the year ended June 30, 2020, consolidated cost of revenue decreased by $152.5 million, primarily due to demand-dependent cost of goods sold including third-party fulfillment, material, and shipping costs that have decreased across several of our segments that have been more significantly impacted by the COVID-19 pandemic lock downs and related restrictions. Additionally, we realized approximately $11.6 million of wage offset benefit from government incentives in the fourth quarter. This was partially offset by an increase in the cost of revenue from our BuildASign business, which was acquired on October 1, 2018 and is therefore not included for part of the comparable period, as well as an increase of costs for the remainder of the year, driven by BuildASign's continued revenue growth and resiliency through the pandemic. A majority of our cost of revenue is variable with revenue demand, which contributed to flat year-over-year gross margins for the fourth quarter of fiscal 2020 despite pandemic-driven reductions in order volumes.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2020	2019	2018
Technology and development expense	$253,252	$236,797	$245,758
% of revenue	10.2%	8.6%	9.5%
Marketing and selling expense	$574,041	$713,863	$714,654
% of revenue	23.1%	25.9%	27.6%
General and administrative expense	$183,054	$162,652	$176,958
% of revenue	7.4%	5.9%	6.8%
Amortization of acquired intangible assets	$51,786	$53,256	$49,881
% of revenue	2.1%	1.9%	1.9%
Restructuring expense	$13,543	$12,054	$15,236
% of revenue	0.5%	0.4%	0.6%
Impairment of goodwill	$100,842	$7,503	$—
% of revenue	4.1%	0.3%	—%
(Gain) on sale of subsidiaries	$—	$—	$(47,545)
% of revenue	—%	—%	(1.8)%
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
During the year ended June 30, 2020, technology and development expenses increased by $16.5 million, as compared to the prior year. This was mainly driven by increased costs of $11.3 million in our central technology teams, primarily due to an increase in headcount, as these teams continue to develop new technologies that are intended to support our businesses, combined with higher operating costs driven by our businesses' increased adoption and usage of our central technology capabilities, which was partially offset by a reduction in travel and training expenses during the fourth quarter of fiscal 2020. Additionally, we had a $2.8 million increase of expense in our Vistaprint business, primarily related to the ongoing rebuild of its technology infrastructure. The increase during the year ended June 30, 2020, was also partially due to $5.2 million in the non-recurring reversal of share-based compensation expense for our supplemental PSUs in the comparative period.
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
Our marketing and selling expenses decreased by $139.8 million during the year ended June 30, 2020, as compared to the prior year. The decrease from the prior comparative period is primarily due to the reduction of advertising spend in our Vistaprint business of $104.3 million, which was driven by two factors. The first was our reduction in advertising spend throughout the year as we continued our initiative to work to eliminate spend that does not meet our return thresholds. This was combined with our response to the decline in order volumes that started in March 2020, whereby we further reduced our advertising spend by eliminating spend in certain marketing channels, while also tightening our required return thresholds. We also recognized a decrease in marketing costs in our National Pen business of $28.8 million, primarily due to a planned reduction in direct mail prospecting activity as compared to last year's elevated levels, as well as pandemic-related initiatives to lower costs, which included the delay of direct mail marketing campaigns, lower online advertising spend and cost savings initiatives to reduce costs in service centers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the year ended June 30, 2020, general and administrative expenses increased by $20.4 million, as compared to the prior period, primarily due to an increase in consulting costs associated with strategic projects in our Vistaprint business, costs incurred centrally related to the cross-border Irish Merger, and professional fees and costs associated with our May 2020 financing activities. Also included in the $20.4 million increase is additional share-based compensation expense of $8.1 million, primarily due to the reversal of supplemental PSU expense in the comparative period as well as a loss of $1.5 million associated with the sale of our VIDA business on April 10, 2020. During the year ended June 30, 2020, we incurred additional costs from our BuildASign business as that business was only included for nine months of the comparable period.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets decreased by $1.5 million for the year ended June 30, 2020, as compared to the year ended June 30, 2019. The reduction during the year ended June 30, 2020 is due to amortization within our PrintBrothers and The Print Group reportable segments as certain intangible assets became fully amortized during the prior fiscal year, partially offset by additional amortization for our BuildASign business caused by the prior year timing of the acquisition.

Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs. During the year ended June 30, 2020, we recognized restructuring expense of $13.5 million, primarily related to the reorganization of our Vistaprint and central technology teams that were intended to better align technology tribes and accelerate the Vistaprint re-platforming efforts, as well as cost savings actions taken by our National Pen business in response to the pandemic. Comparatively, we recognized restructuring expense of $12.1 million during the year ended June 30, 2019, primarily related to actions within our Vistaprint business.

Impairment of goodwill

For the year ended June 30, 2020, we recognized goodwill impairment charges of $100.8 million. We recognized a full goodwill impairment charge for our National Pen and VIDA reporting units, which amounted to $34.4 million and $26.0 million, respectively, as well as a partial goodwill impairment charge for our Exaprint reporting unit of $40.4 million. These impairment charges were primarily due to lower cash flow expectations for each for these business as a result of the decline in demand caused by the COVID-19 pandemic lock down and related restrictions when compared to previous estimates. Refer to Note 8 in our accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Year Ended June 30,
	2020	2019	2018
Gains (losses) on derivatives not designated as hedging instruments	$20,564	$23,494	$(2,687)
Currency-related gains (losses), net	2,309	2,506	(19,500)
Other gains	1	476	1,155
Total other income (expense), net	$22,874	$26,476	$(21,032)
The decrease in other income (expense), net is primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, in which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts. As part of interest expense, net, we also recognize changes to the estimated future redemption value of our mandatorily redeemable noncontrolling interests.

Interest expense, net increased by $12.7 million during the year ended June 30, 2020, as compared to the prior comparable period. This is due to additional interest expense associated with our senior secured credit facility as a result of our higher debt borrowing levels throughout the year, combined with the additional $200.0 million offering of our 7% senior unsecured notes in February 2020 and issuance of our $300.0 million 12% second lien notes in May 2020. We expect interest expense to increase next fiscal year from the full year impact of the financing transactions described above. Please refer to Note 10 in the accompanying consolidated financial statements for further detail.
Partially offsetting the increase in interest expense for the year ended June 30, 2020, is a decrease in interest expense of $7.4 million related to the change in classification of our Waltham, Massachusetts lease upon adoption of ASC 842 in the first quarter of fiscal 2020. Refer to Note 2 in the accompanying consolidated financial statements for additional details.
Income tax (benefit) expense

In thousands	Year Ended June 30,
	2020	2019	2018
Income tax (benefit) expense	$(80,992)	$33,432	$19,578
Effective tax rate	(2,697.0)%	26.3%	29.5%

Income tax expense for the year ended June 30, 2020 decreased as compared to the prior year primarily due to Swiss Tax Reform, as discussed in more detail below. Also, in addition to a more favorable mix of earnings year-over-year, we recognized tax benefits of $15.7 million related to excess tax benefits from share based compensation, as compared to $1.5 million in fiscal 2019, and $11.2 million for the re-measurement of U.S. tax losses that will be carried back to tax years with higher U.S. federal tax rates under the U.S. Coronavirus Aid, Relief, and Economic Security Act ("US CARES Act"). We also recognized tax expense of $41.9 million to record a full valuation allowance against our U.S. deferred tax assets and a portion for our Irish deferred tax assets.

On October 25, 2019, the canton of Zurich enacted tax law changes by publishing the results of its referendum to adopt the Federal Act on Tax Reform and AHV Financing (TRAF), which we refer to as Swiss Tax Reform. Swiss Tax Reform was effective as of January 1, 2020 and included the abolishment of various favorable federal and cantonal tax regimes. Swiss Tax Reform provided transitional relief measures for companies that lost the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. We recognized a tax benefit of $113.5 million to establish new Swiss deferred tax assets related to transitional relief measures and to remeasure our existing Swiss deferred tax assets and liabilities. We don't expect to realize the majority of this benefit until fiscal 2025 through fiscal 2030.

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

Vistaprint

In thousands	Year Ended June 30,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Reported Revenue	$1,337,291	$1,508,322	$1,499,141	(11)%	1%
Segment EBITDA	366,334	349,697	309,783	5%	13%
% of revenue	27%	23%	21%
Segment Revenue
Vistaprint's reported revenue decline for the year ended June 30, 2020 was negatively affected by a currency impact of 1% for the year ended June 30, 2020, resulting in constant-currency revenue decline of 10%. The revenue decline was primarily driven by the pandemic, resulting in reduced demand starting in March 2020, which worsened in April, but started to recover during the months of May and June. The improvements in May and June are the result of our shift in focus to products and product templates that our customers need in the current environment, but also the start in many geographies of relaxed government restrictions that has driven more economic activity. While we have experienced improved demand in the last two months of the fiscal year, we expect there to be volatility in future demand, as social distancing measures and other restrictions continue to evolve and impact commerce for small businesses. Additionally, prior to March 2020, reductions in advertising spend resulted in declines in revenue from new customers as a result of our targeted elimination of inefficient advertising spend, although we still experienced growth in repeat customer revenue.
Segment Profitability
For the year ended June 30, 2020, the increase to Vistaprint's segment EBITDA was primarily due to a reduction to, and improved efficiency of, advertising spend. Vistaprint also drove improvements to segment EBITDA through new offers, reduced discounting and other operational improvements. Starting in March segment EBITDA was negatively impacted by lower gross profit driven by decreased demand offset by further reductions to advertising spend as well as other operating cost reduction measures. Segment EBITDA for fiscal 2020 was also impacted by increases in technology investments to rebuild Vistaprint's technology infrastructure and consulting projects related to Vistaprint's transformation efforts. Vistaprint's segment EBITDA was also negatively impacted by currency movements during the year.
PrintBrothers

In thousands	Year Ended June 30,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Reported Revenue	$417,921	$443,987	$410,776	(6)%	8%
Segment EBITDA	39,373	43,474	41,129	(9)%	6%
% of revenue	9%	10%	10%
Segment Revenue
PrintBrothers' reported revenue decline for the year ended June 30, 2020 was negatively affected by a currency impact of 3%, resulting in constant-currency revenue decline, excluding the impact of acquisitions, of 5% for the year ended June 30, 2020. The revenue decline was due to impacts from COVID-19 lock downs and related restrictions, which varied by country. For each business in the group, revenue improved sequentially in May and June as economic activity started to reemerge in many European countries.
Segment Profitability
PrintBrothers' segment EBITDA decreased during the year ended June 30, 2020 as compared to the prior comparative period, due primarily to the revenue declines as described above. The decrease was also impacted by increased investments in technology intended to improve the customer value proposition of each business and negative impacts from currency movements, partially offset by operating expense efficiencies earlier in the year as well as the vertical integration of a former supplier in one of our businesses during the first quarter of fiscal year 2020.

The Print Group

In thousands	Year Ended June 30,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Reported Revenue	$275,214	$325,872	$320,473	(16)%	2%
Segment EBITDA	51,606	63,997	63,529	(19)%	1%
% of revenue	19%	20%	20%
Segment Revenue
The Print Group's reported revenue decline for the year ended June 30, 2020 was negatively affected by a currency impact of 3%, resulting in a decrease in revenue on a constant-currency basis of 13%. The constant-currency revenue decrease was driven by a significant decline in order volumes during the fourth quarter, and in particular our Pixartprinting business that was more significantly impacted by tighter government restrictions in Italy and Spain, where the business has meaningful revenue. For each business in the group, revenue improved sequentially in May and June as economic activity started to resume in many European countries. While we have experienced improved demand in the last two months of the fiscal year, we expect there to be volatility in future demand, as social distancing measures and other restrictions continue to reduce commerce.
Segment Profitability
The Print Group's segment EBITDA decreased during the year ended June 30, 2020, as compared to the prior period, primarily driven by the revenue decline described above, as well as investments in technology and unfavorable currency impacts, partially offset by efficiency gains from better leveraging the assets of the group through the mass customization platform (MCP).
National Pen

In thousands	Year Ended June 30,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Reported Revenue	$299,474	$348,409	$333,266	(14)%	5%
Segment EBITDA	7,605	17,299	29,438	(56)%	(41)%
% of revenue	3%	5%	9%
Segment Revenue
National Pen's reported revenue decrease for the year ended June 30, 2020 was negatively affected by a currency impact of 1% as compared to the prior year, resulting in constant-currency revenue decline of 13% for the year ended June 30, 2020. Revenue was negatively impacted starting in March by the pandemic lock downs and related restrictions, as well as actions taken to defer direct mail advertising campaigns until economic activity improves. Prior to the pandemic, the decline in revenue was also driven by lower direct mail volumes which were expected due to our reductions to our prospecting activity spend targeted at reducing inefficient mail order advertising.
Segment Profitability
The decrease in National Pen's segment EBITDA for the year ended June 30, 2020, was due to the top-line revenue decline described above. A portion of the revenue decline was mitigated by proactive measures to quickly remove variable costs as well as some fixed costs, while protecting key multi-year investments in technology. In addition, we have realized operational improvements, which included the initial steps of migrating our European mail fulfillment from Mexico to Europe to reduce disruptions that occurred in transit during the prior year period. Currency had a negative impact on segment EBITDA for the year ended June 30, 2020.

All Other Businesses

In thousands	Year Ended June 30,
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Reported Revenue (1)	$173,789	$136,202	$40,230	28%	239%
Segment EBITDA (1)	17,474	(6,317)	(10,603)	377%	40%
% of revenue	10%	(5)%	(26)%
___________________
(1) Our All Other Businesses segment includes the results of our fiscal 2019 acquisition, BuildASign, from October 1, 2018, and our VIDA acquisition from July 2, 2018 through the divestiture date of April 10, 2020.
With the exception of BuildASign which is a larger and profitable business, this segment consists of multiple small, rapidly evolving early-stage businesses through which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. These early-stage businesses continue to have operating losses as previously described and as planned.
Segment Revenue
Organic constant-currency revenue, excluding the year-over-year impact of the BuildASign acquisition during the first quarter of fiscal year 2020 during which there was no comparative revenue in the year-ago period, increased by 4% for the year ended June 30, 2020. This was primarily driven by growth throughout the year at BuildASign, even during the pandemic with strength in home decor and pandemic-related signage products. All Other Businesses revenue was negatively impacted by a decrease in revenue in our Printi business as compared to the prior year period, primarily due to actions we have taken to improve the efficiency and focus of the business, which included foregoing certain revenue channels that we believe did not have a high probability of earning sufficient returns on the capital and focus they consumed.
Segment Profitability
The improvement in the All Other Businesses segment EBITDA for the year ended June 30, 2020, as compared to the prior period, was primarily due to EBITDA growth of BuildASign primarily driven by the revenue growth described above and the timing of the acquisition. Additionally, we significantly reduced the losses of our Printi business, due to the fiscal 2019 restructuring of our Printi business, which included clarifying its focus and operating model.
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
Central and corporate costs increased by $23.1 million during the year ended June 30, 2020 as compared to the prior year, driven by increases to share-based compensation of $13.2 million. The increase to share-based compensation is driven by the prior year benefit recognized for the reversal of expense associated our supplemental PSUs, that did not recur in the current period. We also recognized an increase in professional fees of $2.9 million, primarily due to the December 2019 Irish Merger and April 2020 financing activities, an additional $1.2 million of payroll taxes for option exercises, as well as an increase in central technology investments and operating costs driven by our businesses' increased adoption and usage of our central technology capabilities.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2020	2019	2018
Net cash provided by operating activities	$338,444	$331,095	$192,332
Net cash used in investing activities	(66,864)	(420,166)	(10,594)
Net cash (used in) provided by financing activities	(258,255)	81,989	(177,757)
At June 30, 2020, we had $45.0 million of cash and cash equivalents and $1,482.2 million of debt, excluding debt issuance costs, and debt premiums and discounts. Under the terms of our April 28, 2020 credit facility amendment, we are required to use cash balances in excess of $100.0 million, if any, to repay the revolving loans under our senior secured credit facility.
The cash flows during the year ended June 30, 2020 related primarily to the following items:
Cash inflows:

•	Net income of $84.0 million

•
Adjustments for non-cash items of $215.0 million primarily related to positive adjustments for depreciation and amortization of $167.9 million, goodwill impairment of $100.8 million, share-based compensation costs of $34.9 million and unrealized currency-related losses of $6.9 million, partially offset by non-cash tax related items of $106.9 million

•	Proceeds of debt and warrants of $426.1 million, net of repayments and debt issuance costs

•	Proceeds from the settlement of net investment hedges of $29.8 million

•
The change in operating assets and liabilities were a source of cash during the period, driven by actions taken in response to the pandemic, which included partnering with suppliers and leaseholders to defer payments, as well as receiving timing relief for indirect taxes and employer taxes in certain jurisdictions.

Cash outflows:

•	Purchases of our ordinary shares for $627.1 million

•	Capital expenditures of $50.5 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities and computer and office equipment

•	Internal costs for software and website development that we have capitalized of $44.0 million

•	Payment of withholding taxes in connection with share awards of $41.7 million

•	Payments for finance lease arrangements of $9.5 million

•	Payments for acquisitions of $4.3 million, net of cash acquired
Additional Liquidity and Capital Resources Information. During the year ended June 30, 2020, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of June 30, 2020, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $36.6 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.

Due to the uncertainty created by the COVID-19 pandemic, we took proactive measures to maintain our financial strength and flexibility by raising $300.0 million of capital on May 1, 2020 by issuing second lien notes and warrants. The net proceeds of this capital raise were used to pay down a portion of the term loans under our senior secured credit facility in order to secure the suspension of our quarterly maintenance covenants related to our leverage and interest coverage ratios until the quarter ending December 31, 2021. Refer to Note 10 in our accompanying consolidated financial statements for additional details. In response to the pandemic-related decrease in revenue, we have taken actions to reduce cash costs while protecting key investments we were making prior to the pandemic. We have historically allocated a material amount of capital to purchases of our ordinary shares and corporate acquisitions. The April 2020 amendment to our credit facility prohibits us from repurchasing our shares and substantially limits acquisitions for the period in which the financial maintenance covenants associated with our senior secured credit facility are suspended.
We evaluated our liquidity position as of the date of the issuance of our consolidated financial statements and we conclude our financial position, net cash provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility, and the May 2020 temporary maintenance covenant suspension and capital raise as described in Note 10 will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Debt. As of June 30, 2020, we had aggregate loan commitments from our senior secured credit facility totaling $998.1 million. The loan commitments consisted of revolving loan borrowings of $422.4 million and term loans of $148.1 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of June 30, 2020, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
June 30, 2020
Maximum aggregate available for borrowing	$998,125
Outstanding borrowings of senior secured credit facility	(570,483)
Remaining amount	427,642
Limitations to borrowing due to debt covenants and other obligations (1)	(3,974)
Amount available for borrowing as of June 30, 2020 (2)	$423,668
_________________
(1) As of June 30, 2020, our pre-existing financial maintenance covenants are suspended and we are in compliance with the new restrictions in place, with the primary maintenance covenant during the suspension period that we must maintain liquidity above $50.0 million. Refer to Note 10 in our accompanying consolidated financial statements for further description of the restrictions in place during the covenant suspension period.
(2) Share purchases, dividend payments, and corporate acquisitions are subject to more restrictive covenants, and therefore we may not be able to use the full amount available for borrowing for these purposes.
Debt Covenants. As part of the April 2020 amendment to our senior secured facility, we have suspended our pre-existing maintenance covenants, including the total and senior secured leverage covenants and interest coverage ratio covenant through December 31, 2021. Refer to Note 10 in our accompanying consolidated financial statements for additional information. As of June 30, 2020, we are in compliance with the applicable restrictions under our credit agreement, senior unsecured notes indenture, and second lien notes indenture in place during the covenant suspension period.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2020, we had $11.7 million outstanding for other debt payable through March 2025.

Contractual Obligations
Contractual obligations at June 30, 2020 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$160,697	$36,848	$50,988	$33,269	$39,592
Purchase commitments	109,728	47,939	44,456	17,333	—
Senior unsecured notes and interest payments	852,000	42,000	84,000	84,000	642,000
Second lien notes and interest payments	481,500	37,500	72,000	372,000	—
Other debt and interest payments (2)	727,649	60,167	101,054	566,428	—
Finance leases, net of subleases (1)	22,421	6,885	10,852	3,302	1,382
Other	2,289	1,518	737	34	—
Total (3)	$2,356,284	$232,857	$364,087	$1,076,366	$682,974
___________________
(1) Operating and finance lease payments included above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses. Refer to our lease accounting policy in Note 2 in our accompanying consolidated financial statements for additional information.
(2) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $2.0 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $6.2 million as of June 30, 2020 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 13 in our accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.1 million.
Purchase Commitments. At June 30, 2020, we had unrecorded commitments under contract of $109.7 million. Purchase commitments consisted of third-party web services of $61.7 million, inventory purchase commitments of $21.8 million, commitments for professional and consulting fees of $3.8 million, production and computer equipment purchases of approximately $0.9 million, commitments for advertising campaigns of $1.0 million, and other unrecorded purchase commitments of $20.5 million.
Senior Unsecured Notes and Interest Payments. Our 7.0% senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Second Lien Notes and Interest Payments. Our 12.0% senior secured notes due 2025 bear interest at a rate of 12.0% per annum and mature on May 15, 2025. Interest on the notes is payable semi-annually on May 15 and November 15 of each year and has been included in the table above. At our option, we may elect to pay interest on up to 50.0% of the then outstanding principal amount of the notes as paid-in-kind and applied to the outstanding principal balance of the notes.
Other Debt and Interest Payments. At June 30, 2020, the term loans of $148.1 million outstanding under our credit agreement had repayments due on various dates through November 15, 2024, with the revolving loans outstanding under our $422.4 million revolving credit facility due on November 15, 2024. Interest payable included in this table is based on the interest rate as of June 30, 2020, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.

In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of June 30, 2020 we had $11.7 million outstanding for those obligations that have repayments due on various dates through March 2025.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2020, is $20.8 million, net of accumulated depreciation of $43.5 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2020 amounts to $26.7 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $2.3 million in the aggregate.
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
The table below sets forth operating income and adjusted EBITDA for the years ended June 30, 2020, 2019 and 2018:

In thousands	Year Ended June 30,
	2020	2019	2018
GAAP operating income	$55,969	$163,607	$157,800
Exclude expense (benefit) impact of:
Depreciation and amortization	167,943	172,957	169,005
Waltham, MA lease depreciation adjustment (1)	—	(4,120)	(4,120)
Proceeds from insurance	—	—	676
Share-based compensation expense (2)	33,252	18,296	49,139
Earn-out related charges	(54)	—	2,391
Certain impairments and other adjustments (3)	104,593	10,700	2,893
Restructuring-related charges	13,543	12,054	15,236
Interest expense for Waltham, MA lease (1)	—	(7,236)	(7,489)
Gain on purchase or sale of subsidiaries	—	—	(47,945)
Realized gains on currency derivatives not included in operating income	24,533	20,289	(11,445)
Adjusted EBITDA	$399,779	$386,547	$326,141
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
(3) Includes the impact of certain impairments of goodwill and other long-lived assets as defined by ASC 350 - "Intangibles - Goodwill and Other", as well losses recognized for fair value adjustments to the disposal group associated with held for sale assets and liabilities as defined by ASC 360 - "Property, Plant, and Equipment" and reserves recognized for loans as defined by ASC 326 - "Financial Instruments - Credit Losses."

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2020, 2019 and 2018:

In thousands	Year Ended June 30,
	2020	2019	2018
Net cash provided by operating activities	$338,444	$331,095	$192,332
Purchases of property, plant and equipment	(50,467)	(70,563)	(60,930)
Purchases of intangible assets not related to acquisitions	—	(64)	(308)
Capitalization of software and website development costs	(43,992)	(48,652)	(40,847)
Payment of contingent consideration in excess of acquisition date fair value (1)	—	—	49,241
Adjusted free cash flow	$243,985	$211,816	$139,488
_________________
(1) Includes a portion of the earn-out payment that is presented within net cash provided by operating activities as part of the change in accrued expenses and other liabilities for the year ended June 30, 2018. This portion of the earn-out was deemed to be a compensation arrangement since it included an employment-related contingency. We add back acquisition-related contingent consideration payments because we believe they are material payments directly associated with the acquisition of a business rather than a reflection of free cash flow generation of the underlying business.

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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2020.

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

In addition to a service vesting and market condition (based on the three year moving average of the Cimpress share price) contained in our standard performance share units, we also issue awards that contain financial performance conditions. These awards with a discretionary performance condition are subject to mark-to-market accounting throughout the performance vesting period. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved. We are required to reassess the probability each reporting period. If we determine the awards are not probable at some point during the performance vesting period, we would reverse any expense recognized to date.

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
During March 2020, all of our businesses experienced varying levels of decline in revenue due to the disruptions associated with the COVID-19 pandemic. Although we expect the impacts to be temporary, the negative effects of the pandemic on revenue and profitability triggered an assessment of goodwill, as we expected some of our businesses to achieve materially lower financial results than previously expected. A triggering event existed for all ten reporting units with goodwill, which required us to perform an impairment test in the third quarter of fiscal 2020. As part of our assessment, we recognized goodwill impairment charges of $100.8 million. We recognized a full goodwill impairment charge for our National Pen and VIDA reporting units, which amounted to $34.4 million and $26.0 million, respectively, as well as a partial goodwill impairment charge for our Exaprint reporting unit of $40.4 million. These impairment charges were due primarily to the deterioration of cash flow that we expect in the near-term for each of these businesses as a result of the decline in demand caused by the COVID-19 pandemic lock downs and related restrictions. In addition to the declines we expect in near-term cash flows, the long-term profit outlook for each of these businesses has declined when compared to previous estimates, contributing to the recognition of these impairment charges

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment and during the year ended June 30, 2020, we recognized no impairments.

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
As of June 30, 2020, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2020, we had $570.5 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2020, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase to interest expense of approximately $0.3 million over the next 12 months.
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

•
Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $15.8 million, $33.3 million and $51.1 million on our income before income taxes for the years ended June 30, 2020, 2019 and 2018, respectively.

Item 8.        Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cimpress plc (formerly known as Cimpress N.V.), and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leasing arrangements in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Quantitative Impairment Assessment - Exaprint and National Pen Reporting Units
As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $621.9 million as of June 30, 2020. During March 2020, all of the Company’s businesses experienced varying levels of decline in revenue due to the disruptions associated with the COVID-19 pandemic. Although management expects the impacts to be temporary, the negative effects of the pandemic on revenue and profitability triggered an assessment of goodwill, as management expected some of its businesses to achieve materially lower financial results than previously expected. Management’s March 31, 2020 goodwill impairment test resulted in impairment charges to the Exaprint reporting unit of $40.4 million, included within The Print Group reportable segment, and the National Pen reporting unit of $34.4 million. Management used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital, which represents the average rate a business must pay its providers of debt and equity, plus a risk premium.
The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessments for the Exaprint and National Pen reporting units is a critical audit matter are the significant judgment by management when developing the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures over the significant assumptions related to the revenue growth rates, operating margins, and discount rates; and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the significant assumptions used in the valuation of the Exaprint and National Pen reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates, operating margins, and discount rates. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow model and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 11, 2020

We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$45,021	$35,279
Accounts receivable, net of allowances of $9,651 and $7,313, respectively	34,596	60,646
Inventory	80,179	66,310
Prepaid expenses and other current assets	88,608	78,065
Total current assets	248,404	240,300
Property, plant and equipment, net (1)	338,659	490,755
Operating lease assets, net (1)	156,258	—
Software and website development costs, net	71,465	69,840
Deferred tax assets	143,496	59,906
Goodwill	621,904	718,880
Intangible assets, net	209,228	262,701
Other assets	25,592	25,994
Total assets	$1,815,006	$1,868,376
Liabilities, noncontrolling interests and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$163,891	$185,096
Accrued expenses	210,764	194,715
Deferred revenue	39,130	31,780
Short-term debt	17,933	81,277
Operating lease liabilities, current (1)	41,772	—
Other current liabilities	13,268	27,881
Total current liabilities	486,758	520,749
Deferred tax liabilities	33,811	44,531
Long-term debt	1,415,657	942,290
Lease financing obligation (1)	—	112,096
Operating lease liabilities, non-current (1)	128,963	—
Other liabilities	88,187	53,716
Total liabilities	2,153,376	1,673,382
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	69,106	63,182
Shareholders’ (deficit) equity:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; and 25,885,675 and 30,445,669 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	—
Treasury shares, at cost, 18,194,952 and 13,634,958 shares, respectively	(1,376,496)	(737,447)
Additional paid-in capital	438,616	411,079
Retained earnings	618,437	537,422
Accumulated other comprehensive loss	(88,676)	(79,857)
Total shareholders' (deficit) equity	(407,476)	131,812
Total liabilities, noncontrolling interests and shareholders’ (deficit) equity	$1,815,006	$1,868,376
____________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, we recognized operating lease assets and liabilities. Additionally, all costs previously capitalized for our build-to-suit leases included in property, plant and equipment, net and lease financing obligation have been de-recognized and are now classified as operating leases. Refer to Note 2 for additional details.
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2020	2019	2018
Revenue	$2,481,358	$2,751,076	$2,592,541
Cost of revenue (1)	1,248,871	1,401,344	1,279,799
Technology and development expense (1)	253,252	236,797	245,758
Marketing and selling expense (1)	574,041	713,863	714,654
General and administrative expense (1)	183,054	162,652	176,958
Amortization of acquired intangible assets	51,786	53,256	49,881
Restructuring expense (1)	13,543	12,054	15,236
Impairment of goodwill	100,842	7,503	—
(Gain) on sale of subsidiaries	—	—	(47,545)
Income from operations	55,969	163,607	157,800
Other income (expense), net	22,874	26,476	(21,032)
Interest expense, net	(75,840)	(63,171)	(53,043)
Loss on early extinguishment of debt	—	—	(17,359)
Income before income taxes	3,003	126,912	66,366
Income tax (benefit) expense	(80,992)	33,432	19,578
Net income	83,995	93,480	46,788
Add: Net (income) loss attributable to noncontrolling interest	(630)	1,572	(3,055)
Net income attributable to Cimpress plc	$83,365	$95,052	$43,733
Basic net income per share attributable to Cimpress plc	$3.07	$3.09	$1.41
Diluted net income per share attributable to Cimpress plc	$3.00	$3.00	$1.36
Weighted average shares outstanding — basic	27,180,744	30,786,349	30,948,081
Weighted average shares outstanding — diluted	27,773,286	31,662,705	32,220,401
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2020	2019	2018
Cost of revenue	$486	$455	$361
Technology and development expense	9,003	3,765	10,580
Marketing and selling expense	2,703	1,193	6,683
General and administrative expense	21,061	12,882	31,515
Restructuring expense	1,621	3,421	1,327

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Net income	$83,995	$93,480	$46,788
Other comprehensive income, net of tax:
Foreign currency translation gains, net of hedges	10,933	6,667	35,148
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(24,570)	(23,409)	11,521
Amounts reclassified from accumulated other comprehensive loss to net income on derivative instruments	5,774	3,932	(960)
(Loss) gain on pension benefit obligation, net	(1,195)	(204)	357
Comprehensive income	74,937	80,466	92,854
Add: Comprehensive (income) loss attributable to noncontrolling interests	(391)	4,537	(5,421)
Total comprehensive income attributable to Cimpress plc	$74,546	$85,003	$87,433
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2017	44,080	$615	(12,665)	$(588,365)	$361,376	$414,771	$(113,398)	$74,999
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	293	(3,174)	(4,999)	—	—	(8,173)
Restricted share units vested, net of shares withheld for taxes	—	—	63	840	(4,784)	—	—	(3,944)
Grant of restricted share awards	—	—	(2)	(168)	—	—	—	(168)
Share-based compensation expense	—	—	—	—	44,089	—	—	44,089
Purchase of ordinary shares	—	—	(895)	(94,710)	—	—	—	(94,710)
Net income attributable to Cimpress plc	—	—	—	—	—	43,733	—	43,733
Adoption of new accounting standard	—	—	—	—	—	(5,864)	—	(5,864)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	—	—	—	—	—	116	(116)	—
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	10,561	10,561
Foreign currency translation, net of hedges	—	—	—	—	—	—	32,782	32,782
Unrealized gain on pension benefit obligation, net of tax	—	—	—	—	—	—	357	357
Balance at June 30, 2018	44,080	$615	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	123	3,100	(3,106)	—	—	(6)
Restricted share units vested, net of shares withheld for taxes	—	—	38	573	(2,866)	—	—	(2,293)
Grant of restricted share awards	—	—	4	24		—	—	24
Share-based compensation expense	—	—	—	—	18,064	—	—	18,064
Purchase of ordinary shares	—	—	(594)	(55,567)	—	—	—	(55,567)
Net income attributable to Cimpress plc	—	—	—	—	—	95,052		95,052
Adjustment for purchase of noncontrolling interest	—	—	—	—	2,714	—	—	2,714
Adjustment to noncontrolling interest for share forfeiture	—	—	—	—	591	—	—	591
Adoption of new accounting standard	—	—	—	—	—	(3,246)	—	(3,246)
Noncontrolling interest accretion to redemption value	—	—	—	—	—	(7,140)	—	(7,140)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	(19,477)	(19,477)
Foreign currency translation, net of hedges	—	—	—	—	—	—	9,638	9,638
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	(204)	(204)
Balance at June 30, 2019	44,080	$615	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2019	44,080	$615	—	$—	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	432	(12,518)	(28,388)	—	—	(40,906)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	13	712	(1,317)	—	—	(605)
Issuance of deferred ordinary shares	—	—	25	28	—	—	—	—	—	28
Grant of restricted share awards	—	—	—	—	(2)	(187)	—	—	—	(187)
Share-based compensation expense	—	—	—	—	—	—	34,810	—	—	34,810
Purchase of ordinary shares	—	—	—	—	(5,003)	(627,056)	—	—	—	(627,056)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	83,365	—	83,365
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(5,493)	—	(5,493)
Adoption of new accounting standards	—	—	—	—	—	—	—	3,143	—	3,143
Issuance of warrants	—	—	—	—	—	—	22,432	—	—	22,432
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(18,796)	(18,796)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	11,172	11,172
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(1,195)	(1,195)
Balance at June 30, 2020	44,080	$615	25	$28	(18,195)	$(1,376,496)	$438,616	$618,437	$(88,676)	$(407,476)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Operating activities
Net income	$83,995	$93,480	$46,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,943	173,771	169,005
Impairment of goodwill	100,842	7,503	—
Share-based compensation expense	34,874	21,716	50,466
Deferred taxes	(106,864)	6,838	(14,039)
Gain on sale of subsidiaries	—	—	(47,545)
Loss on early extinguishment of debt	—	—	17,359
Change in contingent earn-out liability	(54)	—	1,774
Unrealized (loss) gain on derivatives not designated as hedging instruments included in net income	7,731	(5,358)	(15,540)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(802)	(4,364)	19,460
Payments of contingent consideration in excess of acquisition date fair value	—	—	(4,639)
Other non-cash items	11,283	9,209	4,668
Changes in operating assets and liabilities:
Accounts receivable	26,659	(4,186)	(5,123)
Inventory	(18,328)	(3,627)	(7,068)
Prepaid expenses and other assets	11,946	4,475	(2,472)
Accounts payable	(17,547)	19,835	21,782
Accrued expenses and other liabilities	36,766	11,803	(42,544)
Net cash provided by operating activities	338,444	331,095	192,332
Investing activities
Purchases of property, plant and equipment	(50,467)	(70,563)	(60,930)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	(1,124)	—	93,779
Business acquisitions, net of cash acquired	(4,272)	(289,920)	(110)
Purchases of intangible assets	—	(64)	(308)
Capitalization of software and website development costs	(43,992)	(48,652)	(40,847)
Proceeds from the sale of assets	1,644	640	886
Proceeds from (payments for) settlement of derivatives designated as hedging instruments	29,791	(12,016)	—
Other investing activities	1,556	409	(3,064)
Net cash used in investing activities	(66,864)	(420,166)	(10,594)
Financing activities
Proceeds from borrowings of debt	1,281,490	1,140,607	805,995
Proceeds from issuance of senior notes	210,500	—	400,000
Proceeds from issuance of second lien notes	271,568	—	—
Proceeds from issuance of warrants	22,432	—	—
Payments of debt	(1,337,334)	(947,696)	(974,781)
Payments for early redemption of senior notes	—	—	(275,000)
Payments of early redemption fees for senior notes	—	—	(14,438)
Payments of debt issuance costs	(22,570)	(2,729)	(10,629)
Payments of purchase consideration included in acquisition-date fair value	—	(3,282)	(2,105)
Payments of withholding taxes in connection with equity awards	(41,709)	(5,979)	(19,698)
Payments of finance lease obligations	(9,511)	(17,063)	(17,618)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2020	2019	2018
Purchase of noncontrolling interests	—	(85,520)	(1,144)
Proceeds from sale of noncontrolling interest	—	57,046	35,390
Purchase of ordinary shares	(627,056)	(55,567)	(94,710)
Proceeds from issuance of ordinary shares	6	3,403	11,981
Issuance of loans	—	—	(21,000)
Distribution to noncontrolling interest	(3,955)	(3,375)	—
Other financing activities	(2,116)	2,144	—
Net cash (used in) provided by financing activities	(258,255)	81,989	(177,757)
Effect of exchange rate changes on cash	(3,583)	(1,866)	2,507
Change in cash held for sale	—	—	12,042
Net increase (decrease) in cash and cash equivalents	9,742	(8,948)	18,530
Cash and cash equivalents at beginning of period	35,279	44,227	25,697
Cash and cash equivalents at end of period	$45,021	$35,279	$44,227

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$72,906	$63,940	$56,614
Income taxes	13,520	26,369	32,278
Non-cash investing and financing activities:
Capitalization of construction costs related to financing lease obligation (1)	—	13,448	19,264
Property and equipment acquired under finance leases	1,605	11,871	7,535
Amounts accrued related to business acquisitions	2,289	5,564	5,868
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
Years Ended June 30, 2020, 2019 and 2018
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

Given the current and expected impact of the COVID-19 pandemic on our business we evaluated our liquidity position as of the date of the issuance of these consolidated financial statements. Based on this evaluation, management believes, despite the ongoing impact of COVID-19 on our business, that our financial position, net cash provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility, and the April 2020 temporary maintenance covenant suspension and capital raise as described in Note 10, will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Subsequent to June 30, 2020, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of August 11, 2020, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $86 and $87 as of June 30, 2020 and 2019, respectively, and are included in other assets in the accompanying consolidated balance sheets.
For bank accounts that are overdrawn at the end of a reporting period, including any net negative balance in our notional cash pool, we reclassify these overdrafts to short-term debt on our consolidated balance sheets. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to other current liabilities. As of June 30, 2020, we reclassified $3,768 to short-term debt within our consolidated balance sheets and presented the overdraw within financing activities in our consolidated statement of cash flows. We did not have a bank overdraw in the prior period. As of June 30, 2020, we did not record a book overdraft, however as of June 30, 2019, we reclassified a book overdraft of $2,144 to other current liabilities.
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
Amortization of previously capitalized amounts in the years ended June 30, 2020, 2019 and 2018 was $40,753, $35,068 and $31,332, respectively, resulting in accumulated amortization of $180,993 and $136,721 at June 30, 2020 and 2019, respectively.
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
Long-Lived Assets
Long-lived assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. We did not recognize any impairment or abandonment charges for acquired intangible assets in any of the periods presented.
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
Debt Issuance Costs

Costs associated with the issuance of debt instruments are capitalized and amortized over the term of the respective financing arrangement on a straight-line basis through the maturity date of the related debt instrument. We evaluate all changes to our debt arrangements, to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, we capitalize all new lenders fees and expense all third-party fees. If we determine that an extinguishment of one of our debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed. For the revolving loans associated with our senior secured credit facility, all lender and third-party fees are capitalized, and in the event the amendment reduces the committed capacity under the revolving loans, we expense a portion of any unamortized fees on a pro-rata basis in proportion to the decrease in the committed capacity.
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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and cross-currency swap contracts. In a cash flow hedging relationship, the effective and ineffective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive loss. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings. For derivatives designated as cash flow hedges, we present the settlement amount of these contracts within cash from investing activities in our consolidated statement of cash flows, if the hedged item continues after contract settlement.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation are considered net investment hedges which could include cross-currency swap and currency forward contracts. In hedging the currency exposure of a net investment in a foreign operation, the effective and ineffective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive (loss) income as part of currency translation adjustment. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

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

Shareholders’ (Deficit) Equity

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is composed of net income, unrealized gains and losses on derivatives, unrealized loss on pension benefit obligation, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive income.

Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. We reissue treasury shares as part of our share-based compensation programs and as consideration for some of our acquisition transactions. Upon issuance of treasury shares we determine the cost using the average cost method.

Warrants

During the fourth quarter of 2020, we issued warrants in conjunction with the issuance of second lien debt. The warrants are legally detachable from the debt and settleable only in our shares. We account for the warrants in accordance with ASC 470-20, Debt with Conversion and Other Options, which requires us to bifurcate and separately account for the detachable warrant as a separate equity instrument. The value assigned to the warrants was determined based on a relative fair value allocation between the warrants and related debt. The fair value of the warrants was determined using a Monte Carlo valuation and applying a discount for the lack of marketability for the warrants. We present the allocated value for the warrants within additional paid-in capital in our consolidated balance sheet. Refer to Note 10 for additional details related to the refinancing.
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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occurs shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2020.

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

We have elected to expense incremental direct costs as incurred, which primarily includes sales commissions, since our contract periods generally are less than one year and the related performance obligations are satisfied within a short period of time. Additional revenue disaggregation disclosure requirements resulting from the adoption of ASC 606 are included in Note 16.

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

For jurisdictions in which there are statutorily required minimum benefits for involuntary terminations, or severance benefits documented in an employee manual or labor contract, we evaluate these benefits under ASC 712 as ongoing benefit arrangements. We recognize the liability for these arrangements when it is probable that the employee would be entitled to the benefits and the amounts can be reasonably estimated.

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2020, 2019 and 2018 was $302,449, $427,673, and $432,546, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2020, 2019 and 2018 was $49,201, $40,976, and $41,451, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2020	2019	2018
Gains on derivatives not designated as hedging instruments (1)	$20,564	$23,494	$(2,687)
Currency-related gains (losses), net (2)	2,309	2,506	(19,500)
Other gains	1	476	1,155
Total other income (expense), net	$22,874	$26,476	$(21,032)

_____________________

(1)
Primarily relates to both realized and unrealized gains on derivative currency forward and option contracts not designated as hedging instruments, as well as certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness.

(2)
We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the years ended June 30, 2020, 2019 and 2018 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. The unrealized gain related to cross-currency swaps was $929 for the year ended June 30, 2020 as compared to an unrealized loss of $3,484 for the year ended June 30, 2019, and an unrealized gain of $2,722 for the year ended June 30, 2018.

Net Income Per Share Attributable to Cimpress plc
Basic net income per share attributable to Cimpress plc is computed by dividing net income attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), restricted share awards ("RSAs"), warrants, and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2020	2019	2018
Weighted average shares outstanding, basic	27,180,744	30,786,349	30,948,081
Weighted average shares issuable upon exercise/vesting of outstanding share options/PSUs/RSUs/RSAs/warrants (1)	592,542	876,356	1,272,320
Shares used in computing diluted net income per share attributable to Cimpress plc	27,773,286	31,662,705	32,220,401
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc	1,325	—	2,291

_____________________

(1)
On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the year ended June 30, 2020, the weighted average dilutive effect of the warrants was 73,719 shares. Refer to Note 10 for additional details about the arrangement.

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

We have issued performance share units, or PSUs, which are estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.

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
Total share-based compensation expense was $34,874, $21,716 and $50,466 for the years ended June 30, 2020, 2019 and 2018, respectively.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2020 and 2019. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2020, 2019 and 2018.

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

For the year ended June 30, 2020, the change in lease classification for our build-to-suit leases resulted in a reduction to operating income within our consolidated statement of operations of $7,440, with a corresponding decrease to interest expense, net. In our consolidated statement of cash flows, the change in classification resulted in a decrease to cash from operating activities and increase to cash from financing activities of $4,117 during the year ended June 30, 2020. Other than the impact from our build-to-suit leases, the new standard did not have a material impact on our consolidated statement of operations and consolidated statement of cash flows. Refer to Note 17 for additional lease disclosure.

Lease accounting policy

We determine if an arrangement contains a lease at contract inception. We consider an arrangement to be a lease if it conveys the right to control an identifiable asset for a period of time. Costs for operating leases that include incentives such as payment escalations or rent abatements are recognized on a straight-line basis over the term of the lease. Additionally, inducements received are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their expected useful life or the lease term, excluding renewal periods.

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
Finance leases are accounted for as an acquisition of an asset and incurrence of an obligation. Assets held under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease, and amortized over the useful life of the asset. The corresponding finance lease obligation is recorded at the present value of the minimum lease payments at inception of the lease.

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
For lease arrangements where we are deemed to be involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, we are considered the owner of the assets during the construction period. Accordingly, as the lessor incurs the construction project costs, the assets and corresponding financial obligation are recorded in our consolidated balance sheet. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, we will remove the asset and related financial obligation from the balance sheet and treat the building lease as either an operating or finance lease based on our assessment of the guidance. If, upon completion of construction, the project does not meet the “sale-leaseback” criteria, the lease will be treated as a financing obligation and we will depreciate the asset over its estimated useful life for financial reporting purposes.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$4,462	$—	$4,462	$—
Currency forward contracts	7,949	—	7,949	—
Currency option contracts	1,429	—	1,429	—
Total assets recorded at fair value	$13,840	$—	$13,840	$—

Liabilities
Interest rate swap contracts	$(39,520)	$—	$(39,520)	$—
Cross-currency swap contracts	(4,746)	—	(4,746)	—
Currency forward contracts	(8,519)	—	(8,519)	—
Currency option contracts	(38)	—	(38)	—
Total liabilities recorded at fair value	$(52,823)	$—	$(52,823)	$—

	June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$144	$—	$144	$—
Currency forward contracts	15,268	—	15,268	—
Currency option contracts	4,765	—	4,765	—
Total assets recorded at fair value	$20,177	$—	$20,177	$—

Liabilities
Interest rate swap contracts	$(12,895)	$—	$(12,895)	$—
Cross-currency swap contracts	(915)	—	(915)	—
Currency forward contracts	(2,486)	—	(2,486)	—
Currency option contracts	(42)	—	(42)	—
Total liabilities recorded at fair value	$(16,338)	$—	$(16,338)	$—

During the years ended June 30, 2020, 2019 and 2018, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of June 30, 2020 and June 30, 2019, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of June 30, 2020 and June 30, 2019, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,482,177 and $1,035,585, respectively, and the fair value was $1,450,719 and $1,045,334, respectively. Our debt at June 30, 2020 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.

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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of June 30, 2020, we estimate that $10,364 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2021. As of June 30, 2020, we had ten outstanding interest rate swap contracts indexed to USD LIBOR, of which seven of these instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025. During the fourth quarter of fiscal 2020, we de-designated three contracts from hedge accounting due to an increased floor to our LIBOR borrowing costs related to the April 2020 amendment to our senior secured credit facility. As a result of this change in the underlying debt being hedged, these three forward starting hedges were no longer highly effective. These de-designated hedges have varying start dates and maturity dates through December 2026.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2020	$500,000
Contracts with a future start date	50,000
Total	$550,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. During the year ended June 30, 2020, we terminated one of our cross-currency swaps, resulting in cash proceeds of $9,177 which were recognized within cash provided by operating activities in our consolidated statement of cash flows. As of June 30, 2020, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2020, we estimate that $2,994 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2021.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
During the year ended June 30, 2020, we terminated nine forward contracts designated as net investment hedges, resulting in cash proceeds of $29,791 which continues to be recognized in accumulated other comprehensive income (loss). The cash proceeds were recognized as cash provided by investing activities within our consolidated statement of cash flow. As of June 30, 2020, we had five currency forward contracts designated as net investment hedges with a total notional amount of $149,604, maturing during various dates through April 2023. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2020, 2019 and 2018, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of June 30, 2020, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$587,993	September 2018 through June 2020	Various dates through October 2024	574	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2020 and June 30, 2019. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(31,161)	$—	$(31,161)
Cross-currency swaps	Other assets	4,462	—	4,462	Other liabilities	(4,746)	—	(4,746)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(6,829)	—	(6,829)
Total derivatives designated as hedging instruments		$4,462	$—	$4,462		$(42,736)	$—	$(42,736)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(8,359)	$—	$(8,359)
Currency forward contracts	Other current assets / other assets	9,702	(1,753)	7,949	Other current liabilities / other liabilities	(2,136)	446	(1,690)
Currency option contracts	Other current assets / other assets	1,699	(270)	1,429	Other current liabilities / other liabilities	(38)	—	(38)
Total derivatives not designated as hedging instruments		$11,401	$(2,023)	$9,378		$(10,533)	$446	$(10,087)

	June 30, 2019
	Asset Derivatives				Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$144	$—	$144	Other current liabilities / other liabilities	$(12,895)	$—	$(12,895)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(915)	—	(915)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	4,514	—	4,514	Other liabilities	(2,397)	—	(2,397)
Total derivatives designated as hedging instruments		$4,658	$—	$4,658		$(16,207)	$—	$(16,207)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$11,865	$(1,111)	$10,754	Other current liabilities / other liabilities	$(127)	$38	$(89)
Currency option contracts	Other current assets / other assets	4,793	(28)	4,765	Other current liabilities / other liabilities	(42)	—	(42)
Total derivatives not designated as hedging instruments		$16,658	$(1,139)	$15,519		$(169)	$38	$(131)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the years ended June 30, 2020, 2019 and 2018:

	Amount of Net (Loss) Gain on Derivatives Recognized in Comprehensive Income
	Year Ended June 30,
	2020	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps (1)	$(28,259)	$(20,400)	$8,545
Cross-currency swaps	3,689	(3,009)	2,976
Derivatives in net investment hedging relationships
Cross-currency swaps	—	6,557	(1,476)
Currency forward contracts	21,240	14,726	(3,490)
Total	$(3,330)	$(2,126)	$6,555

________________
(1) Upon transitioning to the new hedge accounting standard on July 1, 2019, we reversed the cumulative effect of expense recognized for the ineffective portion of our interest rate swap contracts that are designated as hedging instruments, which resulted in an adjustment to accumulated other comprehensive loss of $153, net of tax, which is included within the interest rate swap loss recognized for the year ended June 30, 2020.

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2020, 2019 and 2018:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2020	2019	2018
Derivatives in cash flow hedging relationships
Interest rate swaps	$3,041	$144	$70	Interest expense, net
Cross-currency swaps	4,583	5,098	(1,379)	Other income (expense), net
Total before income tax	7,624	5,242	(1,309)	Income before income taxes
Income tax	(1,850)	(1,310)	349	Income tax (benefit) expense
Total	$5,774	$3,932	$(960)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2020, 2019 and 2018 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments in the period.

	Amount of Gain (Loss) Recognized in Net Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2020	2019	2018
Currency contracts	$20,882	$24,215	$(2,942)	Other income (expense), net
Interest rate swaps (1)	(318)	(721)	255	Other income (expense), net
Total	$20,564	$23,494	$(2,687)

_____________________
(1) Upon our adoption of the new hedge accounting standard on July 1, 2019, we prospectively recognize any ineffectiveness associated with effective and designated hedges within accumulated other comprehensive loss, rather than in earnings. In the fourth quarter of fiscal 2020, we de-designated three of our interest rate swaps and therefore no longer apply hedge accounting. Subsequent to their de-designation, we recognize any fair value adjustments to those instruments in other income (expense), net, as included in the table above.

5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $1,709, $5,901 and $1,371 for the years ended June 30, 2020, 2019 and 2018:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2017	$(2,250)	$(357)	$(110,791)	$(113,398)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	(116)	—	—	(116)
Other comprehensive income before reclassifications	11,521	59	32,782	44,362
Amounts reclassified from accumulated other comprehensive loss to net income	(960)	298	—	(662)
Net current period other comprehensive income	10,561	357	32,782	43,700
Balance as of June 30, 2018	8,195	—	(78,009)	(69,814)
Other comprehensive (loss) income before reclassifications	(23,409)	(204)	9,638	(13,975)
Amounts reclassified from accumulated other comprehensive loss to net income	3,932	—	—	3,932
Net current period other comprehensive (loss) income	(19,477)	(204)	9,638	(10,043)
Balance as of June 30, 2019	(11,282)	(204)	(68,371)	(79,857)
Other comprehensive (loss) income before reclassifications	(24,570)	(1,195)	11,172	(14,593)
Amounts reclassified from accumulated other comprehensive loss to net income	5,774	—	—	5,774
Net current period other comprehensive (loss) income	(18,796)	(1,195)	11,172	(8,819)
Balance as of June 30, 2020	$(30,078)	$(1,399)	$(57,199)	$(88,676)

________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2020, 2019 and 2018, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $20,509 and unrealized losses of $731 and $22,014, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Property, Plant, and Equipment, Net
Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2020	2019
Land improvements	10 years	$4,975	$4,804
Building and building improvements (1)	10 - 30 years	186,873	323,516
Machinery and production equipment	4 - 10 years	362,341	346,089
Machinery and production equipment under finance lease	4 - 10 years	64,337	71,173
Computer software and equipment	3 - 5 years	160,728	158,223
Furniture, fixtures and office equipment	5 - 7 years	47,823	46,237
Leasehold improvements	Shorter of lease term or expected life of the asset	73,072	64,092
Construction in progress		10,752	11,970
		910,901	1,026,104
Less accumulated depreciation, inclusive of assets under finance lease		(604,061)	(567,407)
		306,840	458,697
Land		31,819	32,058
Property, plant, and equipment, net		$338,659	$490,755

_________________
(1) Upon our adoption of the new leasing standard on July 1, 2019, our Waltham, MA and Dallas, TX build-to-suit lease asset balances of $124,408 were de-recognized, resulting in a decrease to building and building improvements. Refer to Note 2 for additional details.

Depreciation expense, inclusive of assets under finance leases, totaled $74,665, $84,558 and $87,956 for the years ended June 30, 2020, 2019 and 2018, respectively.
7. Business Combinations and Divestitures

Fiscal 2019 Acquisitions

Acquisition of Build A Sign LLC

On October 1, 2018, we completed the acquisition of Build A Sign LLC ("BuildASign"), a vertically integrated U.S. web-to-print canvas wall décor and signage company. We acquired approximately 99% of the outstanding equity interests of BuildASign for a purchase price of $275,079 in cash, which includes a post-closing adjustment paid during the second quarter of fiscal 2019 and was based on BuildASign's cash, debt and working capital position as of the acquisition date.

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
The fair value of the assets acquired and liabilities assumed was as follows:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$4,093	n/a
Accounts receivable, net	510	n/a
Inventory	1,107	n/a
Other current assets (1)	6,937	n/a
Property, plant and equipment, net	12,080	n/a
Accounts payable	(3,369)	n/a
Accrued expenses (1)	(11,334)	n/a
Other current liabilities	(2,658)	n/a
Long-term liabilities	(3,949)	n/a
Identifiable intangible assets:
Trade name	47,600	15 years
Developed technology	28,900	3 - 7 years
Customer relationships	12,430	2 - 5 years
Noncontrolling interest	(3,356)	n/a
Goodwill	186,088	n/a
Total purchase price	$275,079
_________________
(1) In connection with the BuildASign acquisition, we recorded an indemnification asset of $5,433, which represented the seller's obligation under the merger agreement to indemnify us for a portion of their potential contingent liabilities related to certain tax matters. We also recognized a contingent liability of $8,925, which represented our estimate based on guidance within ASC 450 - "Contingencies," as of the acquisition date.

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

	Year Ended June 30,
	2019	2018
Pro forma revenue	$2,783,205	$2,717,785
Pro forma net income attributable to Cimpress plc	93,399	31,571

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
8. Goodwill and Acquired Intangibles
The carrying amount of goodwill by reportable segment as of June 30, 2020 and June 30, 2019 was as follows:

	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other Businesses	Total
Balance as of June 30, 2018	$146,207	$127,571	$201,200	$34,434	$11,431	$520,843
Acquisitions (1)	—	—	2,686	—	212,286	214,972
Impairments (2)	—	—	—	—	(7,503)	(7,503)
Adjustments	—	—	—	—	(181)	(181)
Effect of currency translation adjustments (3)	(246)	(3,482)	(5,523)	—	—	(9,251)
Balance as of June 30, 2019	145,961	124,089	198,363	34,434	216,033	718,880
Acquisitions (1)	—	6,879	—	—	—	6,879
Impairments (2)	—	—	(40,391)	(34,434)	(26,017)	(100,842)
Adjustments (4)	3,919	—	—	—	(3,919)	—
Effect of currency translation adjustments (3)	966	(1,204)	(2,775)	—	—	(3,013)
Balance as of June 30, 2020	$150,846	$129,764	$155,197	$—	$186,097	$621,904
_________________
(1) During the first quarter of fiscal 2020, we recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment. In fiscal year 2019 we acquired the BuildASign and VIDA businesses as well as an immaterial supplier of one of our businesses within The Print Group reportable segment.
(2) During the third quarter of fiscal 2020, we identified triggering events in response to the COVID-19 pandemic, resulting in the recognition of impairment to goodwill, please refer below for further detail. Additionally, during the fourth quarter of fiscal 2020, we divested our VIDA business and recognized a loss of $1,520, in addition to the goodwill impairment recognized. In fiscal year 2019 we recorded an impairment charge for the goodwill of our Printi reporting unit. Refer below for additional details.
(3) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
(4) Due to changes in the composition of our reportable segments during the first quarter of fiscal 2020, we reclassified the goodwill associated with our Vistaprint Corporate Solutions reporting unit from All Other Businesses to our Vistaprint reportable segment. Refer to Note 16 for additional details on the changes in our reportable segments.

Impairment Review

Fiscal 2020 Annual Impairment Test

Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. As described below, we identified triggering events during the third quarter of fiscal 2020 that required an interim period impairment analysis for all of our reporting units in response to disruptions associated with the COVID-19 pandemic. For our annual impairment assessment, we performed a qualitative test for all eight reporting units with goodwill, which focused on comparing key performance indicators between the pandemic-related financial models used in our quantitative test during the third quarter triggering event assessment, to the actual performance through our annual test date. For each of our reporting units, we are experiencing a better than previously expected recovery when comparing our revenue and EBITDA results for April and May 2020. In addition, we considered our current forecasts for the beginning of fiscal 2021, which again anticipates a better recovery as compared to the third quarter financial models that were used for our third quarter quantitative tests. Lastly, we also considered macroeconomic factors, as well as the headroom between our estimated fair value and carrying value from our third quarter impairment analysis. We continue to believe that the impacts of the pandemic are temporary, so the better than expected results, combined with an improved near-term outlook were key inputs into our annual impairment analysis, in which we concluded that no impairment exists.

Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections. There have been no indications of impairment that would require analysis for any of our other reporting units as of June 30, 2020.
COVID-19 Triggering Event
During March 2020, all of our businesses experienced varying levels of decline in revenue due to the disruptions associated with the COVID-19 pandemic. Although we expect the impacts to be temporary, the negative effects of the pandemic on revenue and profitability triggered an assessment of goodwill, as we expected some of our businesses to achieve materially lower financial results than previously expected. A triggering event existed for all ten reporting units with goodwill, which required us to perform an impairment test in the third quarter of fiscal 2020.
As required, prior to performing the quantitative goodwill impairment test during the third quarter, we first evaluated the recoverability of long-lived assets as the change in expected long-term cash flows is indicative of a potential impairment. We performed the recoverability test using undiscounted cash flows for the asset groups of all of our reporting units and concluded that no impairment of long-lived assets existed.
As of our March 31, 2020 test date, seven of our ten reporting units had a significant level of headroom between the estimated fair value and carrying value of the reporting units from our most recent test, and significant headroom remained after considering the deterioration in cash flow due to COVID-19, resulting in no indication of impairment during the third quarter of fiscal 2020. We identified triggering events that extended beyond the near-term impacts of the pandemic for three of our reporting units, which resulted in reductions to the long-term profitability outlooks for our Exaprint, National Pen and VIDA reporting units. The triggering events in these specific reporting units were due to a combination of the near-term disruptions outlined above, along with reductions to the long-term profitability expected from each business, as compared to prior expectations. In light of our decision to exit the VIDA business, which was completed on April 10, 2020, the negotiated sale price was the primary input in our goodwill analysis.
Our March 31, 2020 goodwill impairment test resulted in impairment charges to our Exaprint reporting unit, included within The Print Group reportable segment, the National Pen reporting unit, and our VIDA reporting unit, included within our All Other Business reportable segment. In order to execute the quantitative goodwill impairment test, we compared the fair value of each reporting unit to its carrying value. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income-producing assets. We considered using the market approach but concluded it was not appropriate in valuing these particular reporting units given the lack of relevant market comparisons available. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The respective WACC percentages used for each reporting unit within our goodwill impairment test were derived from a group of comparable companies for each respective reporting unit and adjusted for the risk premium associated with each reporting unit.
Based on the goodwill impairment test performed, we recognized the following impairment charges during the third quarter of fiscal 2020:

•	A partial impairment of the goodwill of our Exaprint reporting unit of $40,391, using a WACC of 14.5%, resulting in $23,767 of goodwill that remains after the impairment as of June 30, 2020

•	A full impairment of the goodwill of our National Pen reporting unit of $34,434, using a WACC of 13.0%

•	A full impairment of the goodwill of our VIDA reporting unit of $26,017, based upon our negotiated sale price

Fiscal 2019

During fiscal 2019, we identified triggering events associated with our Printi reporting unit, which indicated that it was more likely than not that the fair value of the reporting unit is below the carrying amount. Printi is the leader in Brazil's online printing industry and has grown quickly since its founding. That said, investment in capacity and other fixed costs was far too high in fiscal year 2019 relative to the scale of the business and the mid-term outlook. As a result, we implemented restructuring activities and aligned future operating plans during the fourth quarter of fiscal 2019 that negatively impacted our cash flow forecasts for this business. Based upon these changes to the business, we determined that it was more likely than not that the fair value of the reporting unity was below the carrying amount. We concluded that the fair value of the reporting unit indicated a full impairment of the Printi goodwill, resulting in an impairment charge of $7,503.

Acquired Intangible Assets

	June 30, 2020			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$144,168	$(45,570)	$98,598	$145,908	$(35,199)	$110,709
Developed technology	84,171	(56,763)	27,408	84,980	(48,653)	36,327
Customer relationships	190,329	(123,857)	66,472	191,719	(97,392)	94,327
Customer network and other	15,847	(11,696)	4,151	15,970	(10,150)	5,820
Print network	24,743	(12,144)	12,599	25,014	(9,496)	15,518
Total intangible assets	$459,258	$(250,030)	$209,228	$463,591	$(200,890)	$262,701

Acquired intangible assets amortization expense for the years ended June 30, 2020, 2019 and 2018 was $51,786, $53,256 and $49,881, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2021	$47,583
2022	42,534
2023	34,166
2024	23,935
2025	13,701
Thereafter	47,309
$209,228

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2020	June 30, 2019
Compensation costs	$67,307	$58,864
Income and indirect taxes (1)	53,161	40,102
Advertising costs (2)	14,746	22,289
Interest payable (3)	8,359	2,271
Production costs (2)	7,012	9,261
Sales returns	5,166	5,413
Shipping costs (2)	5,080	7,275
Professional fees	3,452	2,786
Purchases of property, plant and equipment	1,685	2,358
Other	44,796	44,096
Total accrued expenses	$210,764	$194,715

___________________
(1) The increase in income and indirect taxes is primarily due to government incentive programs in certain European jurisdictions, which has allowed for the deferral of payment of indirect taxes until fiscal 2021.
(2) The decline in advertising, production and shipping costs is due to the COVID-19 pandemic and related restrictions, which drove lower demand and a reduction in costs during the fourth quarter of the year ended June 30, 2020.
(3) The increase in interest payable is due to the additional offering of $200,000 of Senior Unsecured Notes in the third quarter and $300,000 in Second Lien Notes issued to Apollo Global Management, Inc. during the fourth quarter of fiscal 2020. Refer to Note 10 for further detail.

Other current liabilities included the following:

	June 30, 2020	June 30, 2019
Current portion of finance lease obligations	$8,055	$10,668
Current portion of lease financing obligation (1)	—	12,569
Short-term derivative liabilities	3,521	1,628
Other	1,692	3,016
Total other current liabilities	$13,268	$27,881
___________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, our Waltham, MA, and Dallas, TX leases, which were previously classified as build-to-suit, are now classified as operating leases and therefore the lease financing obligation has been de-recognized. Refer to Note 2 for additional details.
Other liabilities included the following:

	June 30, 2020	June 30, 2019
Long-term finance lease obligations	$18,617	$16,036
Long-term derivative liabilities (1)	51,800	15,886
Other	17,770	21,794
Total other liabilities	$88,187	$53,716

___________________
(1) The increase in long-term derivative liabilities for the year ended June 30, 2020, is due to unrealized losses on our interest rate swaps resulting from a change in the macroeconomic interest rate environment during the year.

10. Debt

	June 30, 2020	June 30, 2019
7.0% Senior unsecured notes due 2026	$600,000	$400,000
Senior secured credit facility	570,483	621,224
12.0% Second lien notes due 2025	300,000	—
Other	11,694	14,361
Debt issuance costs and debt premiums (discounts) (1)	(48,587)	(12,018)
Total debt outstanding, net	1,433,590	1,023,567
Less: short-term debt (2)	17,933	81,277
Long-term debt	$1,415,657	$942,290
_____________________
(1) The debt premium (discount) balance as of June 30, 2020 includes $22,432 of a discount due to the fair value allocation of warrants in conjunction with the issuance of the second lien notes in May 2020. Refer below for further detail of the transaction.
(2) Balances as of June 30, 2020 and June 30, 2019 are inclusive of short-term debt issuance costs, debt premiums and discounts of $10,362 and $2,419, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2020, the pre-existing financial maintenance covenants under our senior secured credit facility covenants are suspended, and we were in compliance with all financial and other covenants under the credit agreement as amended, senior unsecured notes indenture, and second lien indenture.
Senior Secured Credit Facility
On April 28, 2020, we entered into an amendment to our senior secured credit agreement to suspend pre-existing maintenance covenants, including the total and senior secured leverage covenants and interest coverage ratio covenant, until the publication of our results for the quarter ending December 31, 2021, for which quarter the pre-amendment maintenance covenants will be reinstated. The covenant suspension period could end earlier at our election if we have total leverage equal to or lower than 4.75x annualized EBITDA for each of two consecutive quarters and are compliant with pre-amendment maintenance covenants.
During the suspension period, we are required to comply with new maintenance covenants requiring minimum liquidity (defined in the credit agreement as unrestricted cash plus unused revolver) of $50,000 and EBITDA above zero in each of the quarters ending June 30, 2021 and September 30, 2021. The amendment increased pricing to LIBOR plus 3.25% during the covenant suspension period and to LIBOR plus 2.50% to 3.25% after the covenant suspension period, depending on our total leverage ratio, including a 0.75% floor for LIBOR borrowings. Additionally, as part of the amendment, the maturity date was changed from February 2025 to November 2024. The amendment to the senior secured credit agreement also reduced the credit facility from $1,551,419 to $1,000,000, made up of an $850,000 revolver and $150,000 term loan.
During the covenant suspension period, we have more restrictive limitations on certain activities and actions, including but not limited to:

•	the incurrence of additional indebtedness and liens,

•	the consummation of certain investments, including acquisitions,

•	the making of restricted payments, including the purchases of our ordinary shares and payment of dividends.
As of June 30, 2020, we have drawn commitments under the credit facility of $570,483 as follows:

•	Revolving loans of $422,358 with a maturity date of November 15, 2024

•	Term loans of $148,125 amortizing over the loan period, with a final maturity date of November 15, 2024
As of June 30, 2020, the weighted-average interest rate on outstanding borrowings was 5.4%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.35% to 0.5%

depending on our total leverage ratio, and 0.5% during the covenant suspension period . We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of June 30, 2020.
Indenture and Second Lien Notes

On May 1, 2020, we issued second lien notes and warrants to raise $300,000 from funds managed by affiliates of Apollo Global Management, Inc. (the "Apollo Funds") via a private placement. These notes and warrants were issued at a discount of $6,000, resulting in net proceeds of $294,000. We used the proceeds to pay down a portion of the term loans under our senior secured credit facility and to pay fees and expenses incurred in connection with the financing and the above-described amendment.

The investment by the Apollo Funds is structured as 5-year second lien notes with a 12% coupon, of which up to 50% can be paid-in-kind at our option. We may prepay these notes in whole or in part after the first anniversary with a 3% premium, after the second anniversary with a 1% premium, and after the third anniversary with no premium with proceeds from certain debt financings. The Apollo Funds also received 7-year warrants to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares. Based on the terms of the agreement, the two instruments exist separately and should be treated as separate securities; therefore the warrants are considered to be detachable.

The warrants have an exercise price of $60 per share, representing an approximately 17% premium to the 10-day volume weighted average price of our shares as of April 28, 2020. The warrants are classified as equity as they are strictly redeemable in our own shares, and they may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

The warrants are accounted for in accordance with ASC No. 470-20, Debt with Conversion and Other Options, which requires us to bifurcate and separately account for the detachable warrant as a separated instrument. The values were assigned to detachable warrants based on a relative fair allocation between the second lien notes and the warrants. The fair value used for the warrants in this allocation was calculated using the Monte Carlo valuation model. The inputs to the fair value analysis are considered Level 3 inputs, and consist of estimates of the expected volatility over the contract term of the warrants, taking into consideration the historical stock volatility, as well as industry and market conditions. Based upon the terms of the note and warrant agreement, the warrants were determined to be equity-based instruments.

The valuation of the notes and warrants resulted in a carrying value allocated to the warrants of $22,432, which, in addition to be being accounted for as an equity instrument recorded in additional paid in capital, will also be included as a discount to the second lien notes, in addition to the $6,000 discount at which they were issued. The full discount will be amortized over the life of the notes.
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

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2020 and June 30, 2019, we had $11,694 and $14,361, respectively, outstanding for those obligations that are payable through March 2025.
Debt Issuance Costs

During the years ended June 30, 2020 and 2019, we capitalized debt issuance costs related to the refinancing of our senior secured credit facility, and issuance of additional senior unsecured notes, and issuance of the second lien notes of $23,208 and $1,800, respectively.

Amortization expense and the write-off of costs related to debt amendments and modifications are included in interest expense, net in the consolidated statements of operations. For the years ended June 30, 2020, 2019 and 2018, we amortized $3,240, $2,367 and $1,821, respectively. As part of the April 2020 amendment to our senior secured credit facility, we also expensed $568 of third-party fees associated with the modification of the term loans and wrote-off $1,438 of unamortized fees associated with the revolving loans, due to the reduction in loan commitments. During the year ended June 30, 2018, we expensed $2,921 of unamortized costs related to the extinguishment of our senior unsecured notes, which was presented separately in the consolidated statements of operations as part of loss on early extinguishment of debt.

Unamortized debt issuance costs and debt premiums (discounts) were $48,587 and $12,018 as of June 30, 2020 and 2019, respectively.
11. Shareholders’ Equity (Deficit)
Treasury shares

On February 12, 2019, we announced that our Board authorized the repurchase of up to 5,500,000 of our ordinary shares, on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers. During the year ended June 30, 2020, we purchased 4,119,965 shares under this authorization for a cost of $521,168. The February Repurchase Program terminated on November 25, 2019 when we announced the new November Repurchase Program described immediately below.

On November 25, 2019, we announced that our Board had approved a new share repurchase program that replaced the February Repurchase Program described immediately above. Under this new program, we may repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers. This repurchase program expires on May 22, 2021, and we may suspend or discontinue our share repurchases at any time. During the year ended June 30, 2020, we purchased 882,053 shares under this share repurchase program for a cost of $105,888.

On November 5, 2019, we repurchased 750,000 of our outstanding ordinary shares, par value €0.01 per share, from two private investment partnerships affiliated with Prescott General Partners LLC ("PGP") at a price of $135.00 per share, representing a discount of $1.05 to the closing price of our ordinary shares on November 5, 2019 (the "Transaction").

PGP remained our largest shareholder, beneficially owning 3,906,492 of our ordinary shares immediately following the Transaction. In addition, Scott J. Vassalluzzo, a Managing Member of PGP, serves as a member of our Board of Directors. In light of the foregoing, the disinterested members of our Audit Committee reviewed the Transaction under our related person transaction policy and considered, amount other things, Mr. Vassalluzzo's and PGP's interest in the Transaction, the approximated dollar value of the Transaction, that the shares were being repurchased at a discount to the closing price, and the purpose and the potential benefits to Cimpress of entering into the Transaction. Based on these considerations, the disinterested members of the Audit Committee concluded that the Transaction was in our best interest. The Transaction was effected pursuant to the share repurchase program approved by our Board of Directors and announced on February 12, 2019.

On April 28, 2020, we entered into an amendment to our senior secured credit agreement, which suspended our financial maintenance covenants in addition to prohibiting us from repurchasing shares during the suspension period. Refer to Note 10 for additional information.
Warrants
In conjunction with our issuance of the second lien notes, as described in Note 10, we also issued 7-year warrants, to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares. The warrants are accounted for as equity, as they are redeemable only in our own shares, with an exercise price of $60 per share. The warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.
The carrying value was assigned to detachable warrants based on a relative fair allocation between the second lien notes and the warrants, as described in Note 10. The fair value used for the warrants in this allocation was calculated using the Monte Carlo valuation model. The valuation of the notes and warrants resulted in a carrying value allocated to the warrants of $22,432, which, in addition to be being accounted for as an equity instrument recorded in additional paid in capital, will also be included as a discount to the second lien notes.
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
An aggregate of 5,815,482 ordinary shares were available for future awards under all of our share-based award plans as of June 30, 2020. For PSUs under our 2016 Plan, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. Treasury shares have historically been used in fulfillment of our share-based awards.
Share options
We have previously granted options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and have a contractual term of approximately eight to ten years. Options generally vested over 3 years for non-employee directors and over 4 years for employees.
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
We did not grant any share options in fiscal 2020. A summary of our share option activity and related information for the year ended June 30, 2020 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,431,914	$50.27	0.9
Granted	—	—
Exercised	(1,321,376)	49.85
Forfeited/expired	—	—
Outstanding at the end of the period	110,538	$55.27	1.0	$2,348,957
Exercisable at the end of the period	110,538	$55.27	1.0	$2,348,957

The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2020. The total intrinsic value of options exercised during the fiscal years ended June 30, 2020, 2019 and 2018 was $92,582, $12,498 and $46,853, respectively.
Performance share units - 2016 Performance Equity Plan
The PSU awards entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the number of units, based upon continued service to Cimpress and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price. Awards with a grant date prior to fiscal 2020 will be assessed annually in years 6 - 10 following the grant date and awards with a grant date in fiscal 2020 will be assessed annually in years 4 - 8 following the grant date. The fair value of the PSUs is based on a Monte Carlo simulation, and the resulting expense is recognized on an accelerated basis over the requisite service period.

During fiscal 2018, we issued supplemental performance share units ("supplemental PSUs") to certain members of management (excluding Robert Keane, our Chairman and CEO) that were incremental to our typical long-term incentive awards. The supplemental PSUs were subject to a three-year cumulative financial performance condition and as of June 30, 2020 the performance condition was not achieved. In fiscal 2018 we concluded that the achievement of the three-year cumulative performance condition was probable and recognized expense of $15,397, which we subsequently reversed in fiscal 2019 when we concluded that the achievement was no longer probable.

A summary of our PSU activity and related information for the fiscal year ended June 30, 2020 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	821,745	$132.55
Granted	295,239	142.90
Vested and distributed	—	—
Forfeited	(82,787)	152.71
Outstanding at the end of the period	1,034,197	$133.89	$78,951

The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2020, 2019 and 2018 was $142.90, $176.16, and $115.02, respectively. The total intrinsic value of PSUs outstanding at the fiscal years ended June 30, 2020, 2019 and 2018 was $78,951, $74,688 and $98,683, respectively. As of June 30, 2020, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 2,585,493 shares.
Restricted share units

The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years, however, during the fourth quarter of fiscal 2020, we replaced a portion of some employees' salaries with RSU awards that generally vest after 4.5 months. We granted 193,365 RSUs during the fourth quarter of fiscal 2020. This program was put in place, as one of several measures taken to improve liquidity during the pandemic. As of July 1, 2020, we suspended the program but will consider providing future grants in lieu of cash compensation if necessary.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2020 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	10,196	$86.37
Granted	193,365	46.94
Vested and distributed	(19,177)	65.01
Forfeited	(7,151)	51.49
Unvested at the end of the period	177,233	$47.06	$13,530

We did not grant any RSUs during the fiscal years ended June 30, 2019 and 2018. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2020, 2019 and 2018 was $1,905, $6,749 and $11,581, respectively.
Restricted share awards
As part of our acquisition of Tradeprint during the first quarter of fiscal 2016, we issued 65,050 restricted ordinary shares. The fair value of the RSAs was determined based on our share price on the date of grant and was recognized as share-based compensation expense over the applicable service period. These awards vested over a 2 to 4 year period. The remaining 4,145 unvested shares vested during the year ended June 30, 2020, with a weighted average grant date value of $64.53.
Share-based compensation
Total share-based compensation costs were $34,874, $21,716 and $50,466 for the years ended June 30, 2020, 2019 and 2018, respectively, and we elected to recognize the impact of forfeitures as they occur.

From time to time we issue awards that are considered liability-based awards as they are settleable in cash. We previously had a liability-based award associated with our Printi LLC investment and we had fully reserved for the loan receivable in fiscal 2019 and throughout fiscal 2020 since the collateral value of the related liability was estimated to have no value. This agreement was settled in the fourth quarter of fiscal 2020, refer to Note 15 for additional details.

Share-based compensation costs capitalized as part of software and website development costs were $1,157, $1,141 and $1,607 for the years ended June 30, 2020, 2019 and 2018, respectively.
As of June 30, 2020, there was $29,165 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.
12. Employees’ Savings Plans
Defined contribution plans
We maintain certain government-mandated and defined contribution plans throughout the world. Our most significant defined contribution retirement plans are in the U.S. and comply with Section 401(k) of the Internal Revenue Code. We offer eligible employees in the U.S. the opportunity to participate in one of these plans and match most employees' eligible contributions at various rates subject to service vesting as specified in each of the related plan documents. This matching program has been temporarily suspended as of March 2020, and will continue to be paused on a discretionary basis through at least December 31, 2020.
We expensed $10,710, $11,401 and $11,723, for our government-mandated and defined contribution plans in the years ended June 30, 2020, 2019 and 2018, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30, 2020 and 2019, the plan had an unfunded net pension obligation of approximately $2,743, and $1,525, respectively, and plan assets which totaled approximately $3,403 and $2,849, respectively. For the years ended June 30, 2020, 2019 and 2018 we recognized expense totaling $399, $424 and $55, respectively, related to our Swiss plan.

13. Income Taxes

The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2020	2019	2018
U.S.	$(58,765)	$(10,879)	$9,183
Non-U.S.	61,768	137,791	57,183
Total	$3,003	$126,912	$66,366

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2020	2019	2018
Current:
U.S. Federal	$(16,269)	$84	$446
U.S. State	213	1,130	(117)
Non-U.S.	22,361	26,862	33,065
Total current	6,305	28,076	33,394
Deferred:
U.S. Federal	12,980	(1,347)	(6,673)
U.S. State	3,213	(183)	2,306
Non-U.S.	(103,490)	6,886	(9,449)
Total deferred	(87,297)	5,356	(13,816)
Total	$(80,992)	$33,432	$19,578

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	28.0%
State taxes, net of federal effect	(130.1)	(1.0)	(2.4)
Tax rate differential on non-U.S. earnings	(408.4)	(7.2)	(1.3)
Swiss tax reform	(3,779.0)	—	—
Compensation related items	(420.7)	0.7	(15.1)
U.S. tax reform	(372.6)	3.7	10.4
Goodwill impairment	759.1	2.0	—
Change in valuation allowance	1,277.5	(1.7)	6.7
Irish foreign tax credit	262.3	(19.1)	—
Tax on repatriated earnings	154.1	8.0	—
Gain/loss on sale of subsidiary	(189.2)	—	4.0
Notional interest deduction (Italy)	(47.9)	(0.8)	(1.9)
Patent box (Italy)	(24.2)	(3.4)	—
Tax credits and incentives	(88.3)	(3.6)	(4.8)
Non-US tax rate changes	81.7	0.1	(0.1)
Business and withholding taxes	28.7	0.8	0.8
Uncertain Tax Positions	28.8	(0.1)	(1.1)
Nondeductible interest expense	157.4	1.3	2.9
Other non-deductible expenses	47.5	1.5	(0.1)
Tax on unremitted earnings	31.4	8.0	0.7
Change in tax residence	—	20.5	—
Nondeductible acquisition-related payments	—	0.6	3.6
Changes to variable interest entities	—	(2.5)	—
Changes to derivative instruments	—	4.5	—
Other	(86.1)	(7.0)	(0.8)
Effective income tax rate	(2,697.0)%	26.3%	29.5%

For the year ended June 30, 2020, our effective tax rate was significantly impacted by Swiss Tax Reform, as discussed in more detail below. Without the Swiss Tax Reform benefit, our effective tax rate for the year was above our U.S. federal statutory tax rate primarily due to non-deductible goodwill impairments and losses in certain jurisdictions for which we cannot recognize a tax benefit. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Austria, Canada, France, Germany, Ireland, Italy, Mexico, the Netherlands, Spain and Switzerland. The applicable tax rates in these jurisdictions range from 10% to 32%. The total tax rate benefit from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.
For the year ended June 30, 2020, our effective tax rate was (2,697.0)% as compared to the prior year effective tax rate of 26.3%. The decrease in our effective tax rate as compared to the prior year is primarily due to Swiss Tax Reform. Also, in addition to a more favorable mix of earnings year-over-year, we recognized tax benefits of $15,705 related to excess tax benefits from share based compensation, as compared to $1,539 in fiscal 2019, and $11,188 for the re-measurement of U.S. tax losses that will be carried back to tax years with higher U.S. federal tax rates under the US CARES Act. We also recognized tax expense of $41,900 to record a full valuation allowance against our U.S. deferred tax assets and a portion for our Irish deferred tax assets. The change in judgment to no longer recognize the deferred tax assets was driven by decreased profits due to impacts of the COVID-19 pandemic and goodwill impairments. During fiscal 2020 we recognized "Patent Box" tax benefits granted to our Pixartprinting business in Italy of $728, as compared to $4,260 in fiscal 2019 representing three years' worth of benefits. Our fiscal year 2019 effective tax rate was lower than fiscal year 2018 primarily due a more favorable geographic mix on increased profits and the Italian Patent Box benefits, offset by decreased share-based compensation tax benefits of $1,539 as compared to $12,802 in fiscal 2018.
On October 25, 2019, the canton of Zurich enacted tax law changes by publishing the results of its referendum to adopt the Federal Act on Tax Reform and AHV Financing (TRAF), which we refer to as Swiss Tax Reform. Swiss Tax Reform was effective as of January 1, 2020 and included the abolishment of various favorable federal and cantonal tax regimes. Swiss Tax Reform provided transitional relief measures for companies that lost the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. We recognized a tax benefit of $113,482 to establish new Swiss deferred tax assets related to transitional relief measures and to remeasure our existing Swiss deferred tax assets and liabilities. We don't expect to realize the majority of this benefit until fiscal 2025 through fiscal 2030.

Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Swiss tax reform amortizable goodwill	$127,965	$—
Net operating loss carryforwards	62,374	80,832
Capital leases	33,078	31,010
Depreciation and amortization	4,308	3,315
Accrued expenses	6,253	6,441
Share-based compensation	9,482	11,241
Credit and other carryforwards	29,216	24,714
Derivative financial instruments	6,739	2,924
Other	7,551	3,167
Subtotal	286,966	163,644
Valuation allowance	(91,575)	(59,410)
Total deferred tax assets	195,391	104,234
Deferred tax liabilities:
Depreciation and amortization	(41,017)	(50,091)
Capital leases	(30,433)	(27,694)
Investment in flow-through entity	(3,550)	(3,078)
Tax on unremitted earnings	(6,203)	(5,145)
Other	(4,502)	(2,851)
Total deferred tax liabilities	(85,705)	(88,859)
Net deferred tax assets	$109,686	$15,375

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to losses in certain jurisdictions (mainly the United States, Ireland, Brazil, China, Japan, and the United Kingdom) for which management has determined we cannot recognize the related deferred tax assets based on trailing three-year pre-tax profit or loss adjusted for permanent book versus tax differences. In addition, losses on certain of our derivative financial instruments grew, resulting in an additional increase to the valuation allowance. Also, Cimpress plc generated $2,442 of Irish foreign tax credit carryforwards which do not expire, but for which management has determined it is more likely than not that these will not be utilized upon future repatriation. Offsetting the overall increase in the valuation allowance, we wrote-off deferred tax assets of $14,240 and the corresponding valuation allowance related to Cimpress N.V.'s Irish foreign tax credit carryforwards as these do not transfer to Cimpress plc subsequent to the Irish Merger.

We have recorded a full valuation allowance against $6,739 of deferred tax asset related to interest rate swaps for which management has determined that it is more likely than not that the deferred tax asset will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance of $5,213 has been recorded in Accumulated Other Comprehensive Loss on the balance sheet. The remaining valuation allowance of $1,526 was recorded to continuing operations. Additionally, we have recorded valuation allowances of $22,180 and $4,114 against deferred tax assets related to U.S. research and development credits and U.S. capital loss carryforwards, respectively, for which management has determined that it is more likely than not that these will not be utilized within the applicable carryforward periods available under local law.

We have recorded a partial valuation allowance of $1,149 related to the Swiss Tax Reform amortizable goodwill deferred tax asset as our current projections indicate we may not be able to utilize the full benefit. We have not recorded a valuation allowance against $20,036 of deferred tax asset associated with prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessments are reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of these deferred tax assets, and such change would result in additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

Based on the weight of available evidence at June 30, 2020, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2020 is as follows:

Balance at June 30, 2019	$59,410
Charges to earnings (1)	36,833
Charges to other accounts (2)	(6,198)
Balance at June 30, 2020	$90,045
_________________
(1) Amount is primarily related to U.S. research and development credits and capital loss carryforwards, U.S. and non-U.S. net operating losses, Irish foreign tax credits and Swiss tax reform amortizable goodwill.
(2) Amount is primarily related to decrease in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes and sale of VIDA, offset by unrealized losses on interest rate swaps included in Accumulated Other Comprehensive Loss.
As of June 30, 2020, we had gross U.S. federal and apportioned state net operating losses of approximately $41,107 that expire on various dates from fiscal 2036 through fiscal 2040 or with unlimited carryforward. We also had gross non-U.S. net operating loss carryforwards of $426,027, a significant amount of which begin to expire in fiscal 2023, with the remaining amounts expiring on various dates from fiscal 2021 through fiscal 2029 or with unlimited carryforward. In addition, we had $26,814 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal 2031 or with unlimited carryforward. Lastly, we had $18,164 and $5,662 of U.S. federal and apportioned state capital loss carryforwards, respectively, which expire in fiscal 2025. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2020, no tax provision has been made for $36,584 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $9,000 to $10,000 at that time. A cumulative deferred tax liability of $6,203 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated with no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.
We currently benefit from various income tax holidays in certain jurisdictions. The tax holidays expire on various dates from October 2020 through August 2022. When the tax holidays expire, we will be subject to tax at rates ranging from 10% to 30%. As a result of the tax holidays, our net income was higher by $457 for fiscal 2020.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2017	$5,383
Additions based on tax positions related to the current tax year	612
Additions based on tax positions related to prior tax years	93
Reductions based on tax positions related to prior tax years	(261)
Reductions due to audit settlements	(31)
Reductions due to lapse of statute of limitations	(1,105)
Cumulative translation adjustment	14
Balance June 30, 2018	4,705
Additions based on tax positions related to the current tax year	702
Additions based on tax positions related to prior tax years	201
Reductions based on tax positions related to prior tax years	(117)
Reductions due to lapse of statute of limitations	(763)
Cumulative translation adjustment	(7)
Balance June 30, 2019	4,721
Additions based on tax positions related to the current tax year	586
Additions based on tax positions related to prior tax years	769
Reductions based on tax positions related to prior tax years	(102)
Reductions due to audit settlements	(52)
Reductions due to lapse of statute of limitations	(71)
Cumulative translation adjustment	(4)
Balance June 30, 2020	$5,847

For the year ended June 30, 2020, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $912. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2020, 2019 and 2018 were $384, $515 and $448, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $165 to $450 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2019 remain open for examination by the United States Internal Revenue Service (“IRS”) and the years 2014 through 2019 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.

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
Redeemable Noncontrolling Interests
PrintBrothers
During the fourth quarter of fiscal 2019, we sold a minority equity interest in each of the three businesses within our PrintBrothers reportable segment to members of the management team. We received proceeds of €50,173 ($57,046 based on the exchange rate on the date we received the proceeds) in exchange for an equity interest in each of the businesses ranging from 12% to 13%. As of June 30, 2019, we recognized the redeemable noncontrolling interest at fair value of $57,046. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. During the second quarter of fiscal 2020, we recorded an adjustment of $5,493 to increase the carrying value to the estimated redemption amounts, with the offset recognized in retained earnings in the consolidated balance sheet, since the estimated redemption amounts were less than the fair value. As of June 30, 2020, the redemption value was less than the carrying value, due in part to the decline in performance driven by the COVID-19 pandemic, and therefore no adjustment was required.
All Other Businesses

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $3,356. As of June 30, 2020, the redemption value was less than the carrying value, and therefore no adjustment was required.

On July 2, 2018, we acquired approximately 73% of the shares of VIDA Group Co. and on April 10, 2020, we sold all of the shares we held in the VIDA business. Prior to the sale, the carrying value of the VIDA redeemable noncontrolling equity interest was zero.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Balance as of June 30, 2018	$86,151
Proceeds from sale of noncontrolling interest	57,046
Acquisition of noncontrolling interest	9,061
Accretion to redemption value recognized in retained earnings	7,133
Net loss attributable to noncontrolling interest	(1,566)
Distribution to noncontrolling interest	(3,375)
Purchase of noncontrolling interests	(85,520)
Adjustment to additional-paid in capital for purchase of noncontrolling interest	(2,714)
Other adjustments	(40)
Foreign currency translation	(2,994)
Balance as of June 30, 2019	63,182
Acquisition of noncontrolling interest (1)	3,995
Accretion to redemption value recognized in retained earnings (2)	5,493
Net income attributable to noncontrolling interest	630
Distribution to noncontrolling interest	(3,955)
Foreign currency translation	(239)
Balance as of June 30, 2020	$69,106

___________________
(1) During the first quarter of fiscal 2020, we acquired majority equity interests related to two immaterial businesses within our PrintBrothers reportable segment.
(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value. Refer above for additional details.
15. Variable Interest Entity ("VIE")
Investment in Printi LLC
As of June 30, 2020, we have a 96.3% equity interest in Printi LLC, which owns an operating company in Brazil, and the shareholders of Printi share profits and voting control on a pro-rata basis. During the fourth quarter of fiscal 2020, we entered into an agreement to purchase an additional 42.6% economic interest in Printi. In exchange for acquiring the additional equity interest, we did not make any additional outlays of cash; rather we forgave loans provided to two previous Printi equity holders, which previously represented prepayments for our purchase of their equity interests. Prior to purchasing the additional equity interest, the carrying value of the related loans were zero as we fully reserved for the loan receivable in fiscal year 2019 when we determined the collateral was estimated to have no value.
For the remaining minority equity interest, we previously agreed to acquire the remaining shares in Printi through a reciprocal put and call structure, contractually exercisable from April 1, 2021 through a mandatory redemption date of July 31, 2023. This contractual obligation is presented as a liability on our consolidated balance sheet and we adjust the liability to its estimated redemption value each reporting period and recognize any changes within interest expense, net in our consolidated statement of operations. As of June 30, 2020 and 2019, the carrying value of this liability is zero, based on its estimated redemption value.
16. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
During the first quarter of fiscal 2020, we revised our internal organizational and reporting structure leading to changes in our Vistaprint and All Other Businesses reportable segments. Our Vistaprint Corporate Solutions, Vistaprint India, and Vistaprint Japan businesses, which were previously aggregated based on materiality in our All Other Businesses, are now directly managed within the Vistaprint business. These businesses are close derivatives or adjacencies of the Vistaprint business and leverage the Vistaprint brand, customers, technology, and/or other assets. This change in reporting structure positions them closer to the Vistaprint operations, capabilities, and resources. Additionally, during the fourth quarter of fiscal 2020, we reorganized technology teams that previously existed within our Vistaprint business and our central teams. The reorganization resulted in some team member reductions in both organizations, and the net transfer of 177 team members from Vistaprint to our central Cimpress technology team. This change is intended to free up resources to make more Vistaprint technologies available to other Cimpress businesses in the future, to accelerate Vistaprint's re-platforming efforts, and to reduce costs where no longer necessary. We have revised our presentation of all prior periods presented to reflect our revised segment reporting for the two changes made during fiscal 2020.
As of June 30, 2020, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:

•
Vistaprint - Includes the operations of our global Vistaprint websites and our Webs-branded business, which is managed with the Vistaprint-branded digital business. Also included is our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses

•	PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses

•	The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses

•	National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts

•	All Other Businesses - Includes a collection of businesses grouped together based on materiality:

◦	BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.

◦	Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.

◦	VIDA was part All Other Businesses segment through April 10, 2020, the date on which we sold our shares in the business.

◦
YSD is a startup operation that provides end-to-end mass customization solutions to brands and intellectual property owners in China, supporting multiple channels including retail stores, websites, WeChat and e-commerce platforms to enhance brand awareness and competitiveness and develop new markets.

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

	Year Ended June 30,
	2020	2019	2018
Revenue:
Vistaprint (1)	$1,337,291	$1,508,322	$1,499,141
PrintBrothers (2)	417,921	443,987	410,776
The Print Group (3)	275,214	325,872	320,473
National Pen (4)	299,474	348,409	333,266
All Other Businesses (5)	173,789	136,202	40,230
Total segment revenue	2,503,689	2,762,792	2,603,886
Inter-segment eliminations	(22,331)	(11,716)	(11,345)
Total consolidated revenue	$2,481,358	$2,751,076	$2,592,541
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $6,180, $5,851 and $5,631 for the years ended June 30, 2020, 2019 and 2018, respectively.
(2) PrintBrothers segment revenues include inter-segment revenue of $934, $1,227 and $2,068 for the years ended June 30, 2020, 2019 and 2018, respectively.
(3) The Print Group segment revenues include inter-segment revenue of $5,994, $796 and $690 for the years ended June 30, 2020, 2019 and 2018, respectively.
(4) National Pen segment revenues include inter-segment revenue of $7,806, $3,729 and $2,956 for the years ended June 30, 2020, 2019 and 2018, respectively.
(5) All Other Businesses segment revenues include inter-segment revenue of $1,417 and $113 for the years ended June 30, 2020 and 2019, respectively. There was no inter-segment revenue for the year ended June 30, 2018. Our All Other Businesses segment includes the revenue from our BuildASign acquisition from October 1, 2018, and revenue from our Vida acquisition from July 2, 2018 through the divestiture date of April 10, 2020.

	Year Ended June 30, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$928,668	$—	$—	$154,632	$153,795	$1,237,095
Europe	325,239	416,987	269,220	112,046	—	1,123,492
Other	77,204	—	—	24,990	18,577	120,771
Inter-segment	6,180	934	5,994	7,806	1,417	22,331
Total segment revenue	1,337,291	417,921	275,214	299,474	173,789	2,503,689
Less: inter-segment elimination	(6,180)	(934)	(5,994)	(7,806)	(1,417)	(22,331)
Total external revenue	$1,331,111	$416,987	$269,220	$291,668	$172,372	$2,481,358

	Year Ended June 30, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,040,928	$—	$—	$179,425	$112,216	$1,332,569
Europe	373,768	442,760	325,076	134,381	—	1,275,985
Other	87,775	—	—	30,874	23,873	142,522
Inter-segment	5,851	1,227	796	3,729	113	11,716
Total segment revenue	1,508,322	443,987	325,872	348,409	136,202	2,762,792
Less: inter-segment elimination	(5,851)	(1,227)	(796)	(3,729)	(113)	(11,716)
Total external revenue	$1,502,471	$442,760	$325,076	$344,680	$136,089	$2,751,076

	Year Ended June 30, 2018
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,013,775	$—	$2,136	$170,745	$1,717	$1,188,373
Europe	386,142	408,708	317,647	132,352	12,677	1,257,526
Other	93,593	—	—	27,213	25,836	146,642
Inter-segment	5,631	2,068	690	2,956	—	11,345
Total segment revenue	1,499,141	410,776	320,473	333,266	40,230	2,603,886
Less: inter-segment elimination	(5,631)	(2,068)	(690)	(2,956)	—	(11,345)
Total external revenue	$1,493,510	$408,708	$319,783	$330,310	$40,230	$2,592,541

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes.

	Year Ended June 30,
	2020	2019	2018
Segment EBITDA:
Vistaprint	$366,334	$349,697	$309,783
PrintBrothers	39,373	43,474	41,129
The Print Group	51,606	63,997	63,529
National Pen	7,605	17,299	29,438
All Other Businesses	17,474	(6,317)	(10,603)
Total segment EBITDA	482,392	468,150	433,276
Central and corporate costs	(140,398)	(117,295)	(138,037)
Depreciation and amortization	(167,943)	(172,957)	(169,005)
Waltham, MA lease depreciation adjustment (1)	—	4,120	4,120
Proceeds from insurance	—	—	(676)
Earn-out related charges	54	—	(2,391)
Share-based compensation related to investment consideration	—	(2,893)	(6,792)
Certain impairments and other adjustments (2)	(104,593)	(10,700)	(2,893)
Restructuring-related charges	(13,543)	(12,054)	(15,236)
Interest expense for Waltham, MA lease (1)	—	7,236	7,489
Gain on the purchase or sale of subsidiaries (3)	—	—	47,945
Total income from operations	55,969	163,607	157,800
Other income (expense), net	22,874	26,476	(21,032)
Interest expense, net	(75,840)	(63,171)	(53,043)
Loss on early extinguishment of debt	—	—	(17,359)
Income before income taxes	$3,003	$126,912	$66,366
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
(2) Includes impairments of goodwill defined by ASC 350 - "Intangibles - Goodwill and Other" of $100,842, as well as losses of $1,520 recognized for fair value adjustments to the disposal group related to our VIDA sale during the year ended June 30, 2020. During fiscal year 2019 we recognized reserves for loans as defined by ASC 326 - "Financial Instruments - Credit Losses".
(3) Includes the impact of the gain on the sale of Albumprinter that was recognized in general and administrative expense in our consolidated statement of operations during the year ended June 30, 2018.

	Year Ended June 30,
	2020	2019	2018
Depreciation and amortization:
Vistaprint	$59,029	$67,317	$70,498
PrintBrothers	21,010	22,108	25,005
The Print Group	24,769	29,437	34,594
National Pen	23,654	21,642	21,546
All Other Businesses	23,755	17,068	3,929
Central and corporate costs	15,726	16,199	13,433
Total depreciation and amortization	$167,943	$173,771	$169,005

	Year Ended June 30,
	2020	2019	2018
Purchases of property, plant and equipment:
Vistaprint	$15,986	$32,820	$35,998
PrintBrothers	4,315	3,521	6,469
The Print Group	17,136	7,908	9,743
National Pen	5,016	8,346	6,565
All Other Businesses	4,242	16,996	947
Central and corporate costs	3,772	972	1,208
Total purchases of property, plant and equipment	$50,467	$70,563	$60,930

	Year Ended June 30,
	2020	2019	2018
Capitalization of software and website development costs:
Vistaprint	$18,381	$23,369	$23,457
PrintBrothers	990	1,787	1,836
The Print Group	1,484	2,327	2,174
National Pen	3,290	3,624	1,482
All Other Businesses	3,684	2,948	445
Central and corporate costs	16,163	14,597	11,453
Total capitalization of software and website development costs	$43,992	$48,652	$40,847

Enterprise Wide Disclosures:
The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2020	2019	2018
United States	$1,251,531	$1,361,438	$1,078,544
Germany (1)	351,348	367,375	340,881
Other (2)	878,479	1,022,263	1,173,116
Total revenue	$2,481,358	$2,751,076	$2,592,541

	Year Ended June 30,
	2020	2019	2018
Physical printed products and other (3)	$2,431,367	$2,700,167	$2,537,201
Digital products/services	49,991	50,909	55,340
Total revenue	$2,481,358	$2,751,076	$2,592,541

__________________
(1) Our revenues within the German market exceeded 10% of our total consolidated revenue. Therefore, we have presented Germany as a significant geographic area.
(2) Our other revenue includes Ireland, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.

The following table sets forth long-lived assets by geographic area:

	June 30, 2020	June 30, 2019
Long-lived assets (1):
United States	$161,853	$57,118
Netherlands	82,897	73,601
Canada	67,367	73,447
Switzerland	58,013	57,488
Italy	46,317	43,203
Jamaica	21,563	21,267
Australia	19,695	20,749
France	23,917	18,533
Japan	15,430	17,768
Other	94,922	79,006
Total	$591,974	$462,180
___________________
(1) Excludes goodwill of $621,904 and $718,880, intangible assets, net of $209,228 and $262,701, and deferred tax assets of $143,496 and $59,906 as of June 30, 2020 and June 30, 2019, respectively. Build-to-suit lease assets of $124,408 are excluded for the year ended June 30, 2019, and upon our adoption of ASC 842 on July 1, 2019, our Waltham, MA and Dallas, TX build-to-suit lease asset balances were de-recognized.
As of June 30, 2020, all operating lease assets are recognized within the balances above. Refer to Note 2 for additional details.
17. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2034. Our finance leases primarily relate to machinery and plant equipment.
The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2020:

Leases	Consolidated Balance Sheet Classification	June 30, 2020

Assets:
Operating right-of-use assets	Operating lease assets, net	$156,258
Finance right-of-use assets	Property, plant, and equipment, net	20,842
Total lease assets		$177,100
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$41,772
Finance lease liabilities	Other current liabilities	8,055
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	128,963
Finance lease liabilities	Other liabilities	18,617
Total lease liabilities		$197,407

The following table represents the lease expenses for the year ended June 30, 2020:

Year Ended
June 30, 2020
Operating lease expense	$43,058
Finance lease expense:
Amortization of finance lease assets	5,766
Interest on lease liabilities	698
Variable lease expense	10,775
Less: sublease income	(3,545)
Net operating and finance lease cost	$56,752

Future minimum lease payments under non-cancelable leases as of June 30, 2020 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$42,320	$8,031	$50,351
2 years	34,306	7,606	41,912
3 years	27,663	5,142	32,805
4 years	22,606	3,277	25,883
5 years	16,511	1,921	18,432
Thereafter	43,089	1,796	44,885
Total	186,495	27,773	214,268
Less: present value discount	(15,760)	(1,101)	(16,861)
Lease liability	$170,735	$26,672	$197,407

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the following is a summary of future minimum lease payments under non-cancelable leases and build-to-suit arrangements as of June 30, 2019:

	Operating lease obligations	Build-to-suit lease obligations (1)	Finance lease obligations	Total lease obligations
2020	$30,269	$13,482	$11,468	$55,219
2021	22,849	13,836	6,414	43,099
2022	16,592	13,877	3,724	34,193
2023	12,553	12,426	2,544	27,523
2024	9,032	12,163	1,565	22,760
Thereafter	8,338	40,656	2,403	51,397
Total	$99,633	$106,440	$28,118	$234,191
___________________
(1) Build-to-suit minimum payments at June 30, 2019 related to our Waltham, MA and Dallas, TX leases, refer to Note 2 for additional details.
Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2020
Weighted-average remaining lease term (years):
Operating leases	6.18
Finance leases	4.61
Weighted-average discount rate:
Operating leases	2.83%
Finance leases	2.62%

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

Year Ended
Supplemental Cash Flow Information	June 30, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$40,777
Operating cash flows from finance leases	698
Financing cash flows from finance leases (1)	9,511
___________________
(1) During the fourth quarter of fiscal 2020, we negotiated rent payment holidays with several leasing counterparties for both operating and finance leases as a lease concession in response to the COVID-19 pandemic. Our cash flows from operating and finance leases in fiscal 2020 were higher by $6,385 and $1,833, respectively, due to these deferrals of lease payments.
18. Commitments and Contingencies
Purchase Obligations
At June 30, 2020, we had unrecorded commitments under contract of $109,728, including third-party web services of $61,721 and inventory and third-party fulfillment purchase commitments of $21,817. In addition, we had purchase commitments for professional and consulting fees of $3,787, production and computer equipment purchases of $859, commitments for advertising campaigns of $999, and other unrecorded purchase commitments of $20,545.
Debt
The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2020 are as follows:

2021	$28,295
2022	15,618
2023	18,696
2024	20,567
2025	799,001
Thereafter	600,000
Total	$1,482,177

On April 28, 2020, we executed an amendment to our senior secured credit facility, and we reduced the credit facility from $1,551,419 to $1,000,000, made up of an $850,000 revolver and $150,000 term loan. The amendment also changed the maturity date of the senior secured credit facility from February 2025 to November 2024. Refer to Note 10 for additional details.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $2,289 in aggregate as of June 30, 2020.
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

19. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. The restructuring charges included in our consolidated statement of operations for the years ended June 30, 2020, 2019 and 2018 were $13,543, $12,054 and $15,236, respectively.

During the year ended June 30, 2020, we recognized restructuring charges of $13,543 consisting of charges of $5,734 within our Vistaprint reportable segment as we continue to evolve our organizational structure, including our recent reorganization of the technology team. We also recognized $3,532 in charges within our central and corporate costs, due to the coordinated reorganization of technology teams with our Vistaprint business. We also incurred charges of $3,211, $535 and $475 in our National Pen, All Other Businesses and The Print Group reportable segments, respectively during the year ended June 30, 2020, for various cost reduction measures primarily in response to the pandemic.

During the year ended June 30, 2019, we recognized restructuring charges of $12,054, primarily related to a restructuring action within our Vistaprint business, resulting in $8,467 of charges. The Vistaprint action included changes to the leadership team, as well as other reductions in headcount and associated costs. We also incurred individually immaterial restructuring charges in The Print Group and All Other Businesses reportable segments, and Central and Corporate cost center of $2,223, $1,197, and $167, respectively.

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

The following table summarizes the restructuring activity during the years ended June 30, 2020 and 2019:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2018	$1,385	$2	$1,387
Restructuring charges	11,057	997	12,054
Cash payments	(5,976)	(56)	(6,032)
Non-cash charges (1)	(3,421)	(776)	(4,197)
Accrued restructuring liability as of June 30, 2019	3,045	167	3,212
Restructuring charges	13,193	350	13,543
Cash payments	(8,647)	(440)	(9,087)
Non-cash charges (1)	(1,622)	—	(1,622)
Accrued restructuring liability as of June 30, 2020	$5,969	$77	$6,046

___________________
(1) Non-cash charges primarily include acceleration of share-based compensation expenses.

20. Quarterly Financial Data (unaudited)

Year Ended June 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$633,959	$820,333	$597,960	$429,106
Cost of revenue	325,665	394,018	309,598	219,590
Net income (loss)	19,851	190,649	(83,500)	(43,005)
Net income (loss) attributable to Cimpress plc	20,031	190,223	(84,884)	(42,005)
Net income (loss) per share attributable to Cimpress plc:
Basic	$0.67	$7.04	$(3.26)	$(1.62)
Diluted (1)	$0.66	$6.81	$(3.26)	$(1.62)

Year Ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$588,981	$825,567	$661,814	$674,714
Cost of revenue	302,471	411,496	342,700	344,677
Net (loss) income	(14,994)	69,037	6,242	33,195
Net (loss) income attributable to Cimpress plc	(14,639)	69,014	6,530	34,147
Net (loss) income per share attributable to Cimpress plc:
Basic	$(0.47)	$2.24	$0.21	$1.11
Diluted (1)	$(0.47)	$2.17	$0.21	$1.09

___________________
(1) In the periods in which a net loss is recognized, the impact of share options, warrants, RSUs, and RSA's are anti-dilutive, and therefore our basic and diluted earnings per share are the same.
Basic and diluted net income (loss) per share attributable to Cimpress plc are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2020, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2020, as stated in their report included on pages 54-56.
Item 9B. Other Information
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders, which we refer to as our 2020 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2020. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2020 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors" and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2020 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2020 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2020 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV.
Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Common Draft Terms of Merger dated September 17, 2019 between Cimpress Limited and Cimpress N.V. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 19, 2019
3.1	Constitution of Cimpress plc is incorporated by reference to Annex B to our definitive proxy statement on Schedule 14A filed with the SEC on September 27, 2019
4.1
Senior Notes Indenture (including form of 7.0% senior notes due 2026), dated as of June 15, 2018, between Cimpress plc (as successor to Cimpress N.V.), certain subsidiaries of Cimpress plc as guarantors thereto, and U.S. Bank National Association, as successor trustee, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 18, 2018

4.2
Second Supplemental Indenture, dated as of December 3, 2019, with respect to the 7.0% senior notes due 2026, between Cimpress plc, certain subsidiaries of Cimpress plc as guarantors thereto, and U.S. Bank National Association, as successor trustee, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

4.3
Third Supplemental Indenture, dated as of February 13, 2020, with respect to the 7.0% senior notes due 2026, between Cimpress plc, the guarantors party thereto and U.S. Bank National Association, as successor trustee is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2020

4.4
Senior Secured Notes Indenture (including form of 12.0% senior secured second lien notes due 2025), dated as of May 1, 2020, among Cimpress plc, the guarantors party thereto, and U.S. Bank National Association, as trustee and collateral agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020

4.5	Form of Warrant is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020
4.6	Description of registered securities of Cimpress plc
10.1*	2005 Non-Employee Directors' Share Option Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.2*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.3*	Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.4*
Form of Nonqualified Share Option Agreement under our Amended and Restated 2005 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.5*	2011 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.6*	Form of Nonqualified Share Option Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011
10.7*	Form of Restricted Share Unit Agreement under our 2011 Equity Incentive Plan
10.8*
Form of Share Award Agreement under our 2011 Equity Incentive Plan with certain former Cimpress directors is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018

10.9*	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.10*
Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.11*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.12*
Form of Performance Share Unit Agreement for members of our Board of Directors under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.13*
Form of Supplemental Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017

10.14*	2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.15*	Form of Restricted Share Award Agreement under 2015 Inducement Share Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015
10.16*	Form of Deed of Indemnification between Cimpress plc and each of its directors is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.17*	Form of Deed of Indemnification between Cimpress plc and each executive officer is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020

10.18*
Form of Indemnification Agreement between Cimpress USA Incorporated and each director of Cimpress plc is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020

10.19*	Form of Indemnification Agreement between Cimpress USA Incorporated and each executive officer is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.17*
Amended and Restated Executive Retention Agreement dated as of October 23, 2009 between Cimpress N.V. and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.18*
Form of Executive Retention Agreement between Cimpress N.V. and each of Sean Quinn, and Maarten Wensveen is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.19*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress N.V. and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.20*	Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress N.V. and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016
10.21*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.22*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.23
Amendment and Restatement Agreement dated as of July 13, 2017 among Cimpress plc (as successor to Cimpress N.V.), Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.24
Amendment No. 1, dated as of June 14, 2018, among the Borrowers, as borrowers; the lenders named therein as lenders; and the Administrative Agent, as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 18, 2018

10.25
Amendment No. 2, dated as of January 7, 2019, among the Borrowers, as borrowers; the financial institutions named therein; and the Administrative Agent, as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, among the Borrowers, the lenders named therein, and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 8, 2019

10.26
Amendment No. 3, dated as of February 13, 2020, among the Borrowers, as borrowers; the lenders named therein as lenders; and the Administrative Agent, as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, and as further previously amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2020

10.27
Amendment No. 4, dated as of April 28, 2020, among the Borrowers, as borrowers; the lenders named therein as lenders; and the Administrative Agent, as administrative agent for the lenders, to the senior Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, and as further previously amended, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 30, 2020

10.28
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013 between the Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.29
Borrower Assumption Agreement dated as of December 3, 2019 between Cimpress plc and the Administrative Agent relating to the Credit Agreement as amended and restated as of July 13, 2017 among the Borrowers, as borrowers; the lenders named therein as lenders; and the Administrative Agent as administrative agent for the lenders, is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.30
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between Cimpress USA Incorporated, Vistaprint Limited, Cimpress Schweiz GmbH, and Vistaprint B.V., as Borrowers, and Cimpress USA Manufacturing Incorporated, National Pen Co. LLC, National Pen Tennessee LLC, NP Corporate Services LLC, Pixartprinting USA Incorporated, Vistaprint Corporate Solutions Incorporated, and Webs, Inc., as Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, between such Borrowers and Subsidiary Guarantors and the Administrative Agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.31
Note and Warrant Purchase Agreement, dated as of April 28, 2020, among Cimpress plc, the guarantors party thereto and AP Print, Ltd. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 30, 2020

10.32
Pledge and Security Agreement, dated as of May 1, 2020, among the guarantors party thereto and U.S. Bank National Association, as collateral agent, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020

10.33
Intercreditor Agreement, dated as of May 1, 2020, among JPMorgan Chase Bank, N.A., as first lien collateral agent; U.S. Bank National Association, as second lien notes agent; Cimpress plc; and the guarantors party thereto is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020

21.1	Subsidiaries of Cimpress plc
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101
The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
August 11, 2020                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder & Chief Executive Officer	August 11, 2020
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 11, 2020
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 11, 2020
Sophie A. Gasperment
/s/ John J. Gavin Jr.	Director	August 11, 2020
John J. Gavin Jr.
/s/ Zachary S. Sternberg	Director	August 11, 2020
Zachary S. Sternberg
/s/ Scott Vassalluzzo	Director	August 11, 2020
Scott Vassalluzzo