Form 10-Q
period 2020-09-30
CIMPRESS plc
filed 2020-10-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 26, 2020, there were 26,003,649 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$40,229	$45,021
Accounts receivable, net of allowances of $10,328 and $9,651, respectively	47,549	34,596
Inventory	91,504	80,179
Prepaid expenses and other current assets	82,408	88,608
Total current assets	261,690	248,404
Property, plant and equipment, net	330,309	338,659
Operating lease assets, net	146,557	156,258
Software and website development costs, net	77,595	71,465
Deferred tax assets	146,807	143,496
Goodwill	637,568	621,904
Intangible assets, net	200,493	209,228
Other assets	21,010	25,592
Total assets	$1,822,029	$1,815,006
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$211,087	$163,891
Accrued expenses	243,821	210,764
Deferred revenue	36,390	39,130
Short-term debt	22,666	17,933
Operating lease liabilities, current	39,426	41,772
Other current liabilities	21,589	13,268
Total current liabilities	574,979	486,758
Deferred tax liabilities	33,057	33,811
Long-term debt	1,331,549	1,415,657
Operating lease liabilities, non-current	119,817	128,963
Other liabilities	105,845	88,187
Total liabilities	2,165,247	2,153,376
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	71,209	69,106
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,003,649 and 25,885,675 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	28
Treasury shares, at cost, 18,076,978 and 18,194,952 shares, respectively	(1,368,723)	(1,376,496)
Additional paid-in capital	433,827	438,616
Retained earnings	607,682	618,437
Accumulated other comprehensive loss	(87,856)	(88,676)
Total shareholders' deficit	(414,427)	(407,476)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,822,029	$1,815,006
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Revenue	$586,500	$633,959
Cost of revenue (1)	298,844	325,665
Technology and development expense (1)	58,489	63,167
Marketing and selling expense (1)	138,150	160,917
General and administrative expense (1)	41,812	43,623
Amortization of acquired intangible assets	13,305	13,018
Restructuring expense (1)	(86)	2,190
Income from operations	35,986	25,379
Other (expense) income, net	(8,754)	15,674
Interest expense, net	(30,516)	(15,087)
(Loss) income before income taxes	(3,284)	25,966
Income tax expense	6,794	6,115
Net (loss) income	(10,078)	19,851
Add: Net (income) loss attributable to noncontrolling interest	(677)	180
Net (loss) income attributable to Cimpress plc	$(10,755)	$20,031
Basic net (loss) income per share attributable to Cimpress plc	$(0.41)	$0.67
Diluted net (loss) income per share attributable to Cimpress plc	$(0.41)	$0.66
Weighted average shares outstanding — basic	25,945,998	29,747,035
Weighted average shares outstanding — diluted	25,945,998	30,529,472
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2020	2019
Cost of revenue	$100	$88
Technology and development expense	2,191	1,734
Marketing and selling expense	1,685	(1,311)
General and administrative expense	4,307	4,239
Restructuring expense	—	664

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited in thousands)

	Three Months Ended September 30,
	2020	2019
Net (loss) income	$(10,078)	$19,851
Other comprehensive income, net of tax:
Foreign currency translation gains (losses), net of hedges	817	(1,560)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	3,836	(7,188)
Amounts reclassified from accumulated other comprehensive (loss) income to net (loss) income on derivative instruments	(2,071)	4,151
Loss on pension benefit obligation, net	(336)	—
Comprehensive (loss) income	(7,832)	15,254
Add: Comprehensive (income) loss attributable to noncontrolling interests	(2,103)	1,670
Total comprehensive (loss) income attributable to Cimpress plc	$(9,935)	$16,924
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2019	44,080	$615	—	$—	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	4	87	(259)	—	—	(172)
Grant of restricted share awards	—	—	—	—	(2)	(187)	—	—	—	(187)
Share-based compensation expense	—	—	—	—	—	—	5,164	—	—	5,164
Purchase of ordinary shares	—	—	—	—	(1,964)	(232,286)	—	—	—	(232,286)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	20,031	—	20,031
Adoption of new accounting standards	—	—	—	—	—	—	—	3,143	—	3,143
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(3,037)	(3,037)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(70)	(70)
Balance at September 30, 2019	44,080	$615	—	$—	(15,597)	$(969,833)	$415,984	$560,596	$(82,964)	$(75,602)

Balance at June 30, 2020	44,080	$615	25	$28	(18,195)	$(1,376,496)	$438,616	$618,437	$(88,676)	$(407,476)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	118	7,773	(13,366)	—	—	(5,593)
Share-based compensation expense	—	—	—	—	—	—	8,577	—	—	8,577
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(10,755)	—	(10,755)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	1,765	1,765
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(609)	(609)
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(336)	(336)
Balance at September 30, 2020	44,080	$615	25	$28	(18,077)	$(1,368,723)	$433,827	$607,682	$(87,856)	$(414,427)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(10,078)	$19,851
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,290	42,535
Share-based compensation expense	8,283	5,414
Deferred taxes	(32)	(960)
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	14,628	(14,527)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(4,958)	5,028
Other non-cash items	3,192	1,365
Changes in operating assets and liabilities:
Accounts receivable	(12,448)	(6,595)
Inventory	(3,111)	(6,410)
Prepaid expenses and other assets	2,523	737
Accounts payable	38,684	(11,038)
Accrued expenses and other liabilities	26,708	27,505
Net cash provided by operating activities	105,681	62,905
Investing activities
Purchases of property, plant and equipment	(8,383)	(14,193)
Business acquisitions, net of cash acquired	—	(4,272)
Capitalization of software and website development costs	(14,804)	(12,471)
Proceeds from the sale of assets	2,103	670
Other investing activities	—	903
Net cash used in investing activities	(21,084)	(29,363)
Financing activities
Proceeds from borrowings of debt	99,000	277,785
Payments of debt	(182,726)	(74,392)
Payments of debt issuance costs	(410)	—
Payments of purchase consideration included in acquisition-date fair value	(648)	—
Payments of withholding taxes in connection with equity awards	(5,592)	(359)
Payments of finance lease obligations	(1,592)	(2,719)
Purchase of ordinary shares	—	(231,883)
Other financing activities	(11)	(1,437)
Net cash used in financing activities	(91,979)	(33,005)
Effect of exchange rate changes on cash	2,590	(4,582)
Net decrease in cash and cash equivalents	(4,792)	(4,045)
Cash and cash equivalents at beginning of period	45,021	35,279
Cash and cash equivalents at end of period	$40,229	$31,234
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,078	$9,384
Income taxes	352	4,472
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	76	—
Amounts accrued related to business acquisitions	1,676	2,645
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

Given the current and expected impact of the COVID-19 pandemic on our business we evaluated our liquidity position as of the date of the issuance of these consolidated financial statements. Based on this evaluation, management believes, despite the ongoing impact of COVID-19 on our business, that our financial position, net cash provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility, and the April 2020 temporary maintenance covenant suspension and capital raise as described in Note 8, will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Significant Accounting Policies
Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2020. There have been no material changes to our significant accounting policies during the three months ended September 30, 2020.

Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended September 30,
	2020	2019
(Losses) gains on derivatives not designated as hedging instruments (1)	$(13,495)	$19,357
Currency-related gains (losses), net (2)	4,075	(3,412)
Other gains (losses)	666	(271)
Total other (expense) income, net	$(8,754)	$15,674
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three months ended September 30, 2020 and 2019 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. The unrealized losses related to cross-currency swaps were $5,437 for the three months ended September 30, 2020, as compared to unrealized gains of $4,678 for the three months ended September 30, 2019.
Net (Loss) Income Per Share Attributable to Cimpress plc
Basic net (loss) income per share attributable to Cimpress plc is computed by dividing net (loss) income attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net (loss) income per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), warrants, and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2020	2019
Weighted average shares outstanding, basic	25,945,998	29,747,035
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants	—	782,437
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	25,945,998	30,529,472
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)(2)	450,089	—
_____________________
(1) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three months ended September 30, 2020, the weighted average anti-dilutive effect of the warrants was 316,257 shares. Refer to Note 8 for additional details about the arrangement.
(2) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is not included as they are anti-dilutive.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which modifies certain aspects of income tax accounting. We early adopted the standard on July 1, 2020. For the period ended September 30, 2020, adopting ASU 2019-12 resulted in a $2,468 increased tax expense in our consolidated financial statements, related to the intraperiod allocation rules. Under the intraperiod allocation rules, an entity generally allocates total income tax expense or benefit by first determining the amount attributable to continuing operations and then allocating the remaining tax expense or benefit to items other than continuing operations. An exception existed that required an entity with a loss from continuing operations to consider all components when determining the benefit from continuing operations. ASU 2019-12 removes this exception.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 "Financial Instruments—Credit Losses (Topic 326)" (ASU 2016-13), which introduces a new accounting model for recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses. We adopted the standard on its effective date of July 1, 2020. The standard did not have a material impact on our consolidated financial statements.
3. Fair Value Measurements
We use a three-level valuation hierarchy for measuring fair value and include detailed financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$948	$—	$948	$—
Currency forward contracts	3,790	—	3,790	—
Total assets recorded at fair value	$4,738	$—	$4,738	$—

Liabilities
Interest rate swap contracts	$(36,492)	$—	$(36,492)	$—
Cross-currency swap contracts	(7,814)	—	(7,814)	—
Currency forward contracts	(21,651)	—	(21,651)	—
Currency option contracts	(2,273)	—	(2,273)	—
Total liabilities recorded at fair value	$(68,230)	$—	$(68,230)	$—

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$4,462	$—	$4,462	$—
Currency forward contracts	7,949	—	7,949	—
Currency option contracts	1,429	—	1,429	—
Total assets recorded at fair value	$13,840	$—	$13,840	$—

Liabilities
Interest rate swap contracts	$(39,520)	$—	$(39,520)	$—
Cross-currency swap contracts	(4,746)	—	(4,746)	—
Currency forward contracts	(8,519)	—	(8,519)	—
Currency option contracts	(38)	—	(38)	—
Total liabilities recorded at fair value	$(52,823)	$—	$(52,823)	$—
During the quarter ended September 30, 2020 and year ended June 30, 2020, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2020 and June 30, 2020, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of September 30, 2020 and June 30, 2020, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,400,787 and $1,482,177, respectively, and the fair value was $1,377,987 and $1,450,719, respectively. Our debt at September 30, 2020 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.

4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Additionally, any ineffectiveness associated with any effective and designated hedge is recognized within accumulated other comprehensive loss.
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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of September 30, 2020, we estimate that $10,324 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2021. As of September 30, 2020, we had ten outstanding interest rate swap contracts indexed to USD LIBOR, of which seven of these instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through December 2025. As of September 30, 2020, we have determined that three of our hedges are no longer highly effective. These de-designated hedges have varying start dates and maturity dates through December 2026.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2020	$500,000
Contracts with a future start date	50,000
Total	$550,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of September 30, 2020, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30,

2020, we estimate that $2,610 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2021.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of September 30, 2020, we had five currency forward contracts designated as net investment hedges with a total notional amount of $149,604, maturing during various dates through April 2023. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2020 and 2019, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2020, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$466,969	December 2018 through September 2020	Various dates through October 2024	586	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2020 and June 30, 2020. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(29,106)	$—	$(29,106)
Cross-currency swaps	Other assets	948	—	948	Other liabilities	(7,814)	—	(7,814)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(13,157)	—	(13,157)
Total derivatives designated as hedging instruments		$948	$—	$948		$(50,077)	$—	$(50,077)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(7,386)	$—	$(7,386)
Currency forward contracts	Other current assets / other assets	4,784	(994)	3,790	Other current liabilities / other liabilities	(10,062)	1,568	(8,494)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(2,475)	202	(2,273)
Total derivatives not designated as hedging instruments		$4,784	$(994)	$3,790		$(19,923)	$1,770	$(18,153)

	June 30, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(31,161)	$—	$(31,161)
Cross-currency swaps	Other assets	4,462	—	4,462	Other liabilities	(4,746)	—	(4,746)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(6,829)	—	(6,829)
Total derivatives designated as hedging instruments		$4,462	$—	$4,462		$(42,736)	$—	$(42,736)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(8,359)	$—	$(8,359)
Currency forward contracts	Other current assets / other assets	9,702	(1,753)	7,949	Other current liabilities / other liabilities	(2,136)	446	(1,690)
Currency option contracts	Other current assets / other assets	1,699	(270)	1,429	Other current liabilities / other liabilities	(38)	—	(38)
Total derivatives not designated as hedging instruments		$11,401	$(2,023)	$9,378		$(10,533)	$446	$(10,087)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three months ended September 30, 2020 and 2019:

	Amount of Net (Loss) Gain on Derivatives Recognized in Comprehensive Income (Loss)
	Three Months Ended September 30,
	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$411	$(4,590)
Cross-currency swaps	3,425	(2,598)
Derivatives in net investment hedging relationships
Currency forward contracts	(17,538)	12,718
Total	$(13,702)	$5,530

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2020 and 2019:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$2,622	$(30)	Interest expense, net
Cross-currency swaps	(4,767)	5,564	Other (expense) income, net
Total before income tax	(2,145)	5,534	(Loss) income before income taxes
Income tax	74	(1,383)	Income tax expense
Total	$(2,071)	$4,151

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2020 and 2019 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net (Loss) Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2020	2019
Currency contracts	$(13,468)	$19,357	Other (expense) income, net
Interest rate swaps	(27)	—	Other (expense) income, net
Total	$(13,495)	$19,357

5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $105 for the three months ended September 30, 2020:

	Gains (losses) on cash flow hedges (1)	Gains (losses) on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2020	$(30,078)	$(1,399)	$(57,199)	$(88,676)
Other comprehensive income (loss) before reclassifications	3,836	(336)	(609)	2,891
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(2,071)	—	—	(2,071)
Net current period other comprehensive income (loss)	1,765	(336)	(609)	820
Balance as of September 30, 2020	$(28,313)	$(1,735)	$(57,808)	$(87,856)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2020 and June 30, 2020, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $2,971 and $20,509 respectively, net of tax, have been included in accumulated other comprehensive loss.
6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2020 and June 30, 2020 was as follows:

	Vistaprint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2020	$150,846	$129,764	$155,197	$186,097	$621,904
Effect of currency translation adjustments (1)	3,128	5,708	6,828	—	15,664
Balance as of September 30, 2020	$153,974	$135,472	$162,025	$186,097	$637,568
_________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2020	June 30, 2020
Compensation costs	$62,433	$67,307
Income and indirect taxes	55,062	53,161
Advertising costs (1)	24,422	14,746
Interest payable (2)	28,340	8,359
Production costs	8,233	7,012
Sales returns	5,724	5,166
Shipping costs	8,535	5,080
Professional fees	3,838	3,452
Purchases of property, plant and equipment	941	1,685
Other	46,293	44,796
Total accrued expenses	$243,821	$210,764
_________________
(1) The increase in accrued advertising costs is primarily due to the expansion beyond first-order profitability targets used during the fourth quarter of fiscal 2020 for several of our businesses, as well as modest investment in upper-funnel advertising in our Vistaprint business.
(2) The increase in interest payable is due to the additional offering of $200,000 of our 2026 Notes in the third quarter and $300,000 in Second Lien Notes issued during the fourth quarter of fiscal 2020. The interest on our 2026 Notes is payable semi-annually on June 15 and December 15 of each year and the interest on our Second Lien Notes is payable semi-annually on May 15 and November 15 of each year, with the first interest payment on November 15, 2020. Refer to Note 8 for further detail.

Other current liabilities included the following:

	September 30, 2020	June 30, 2020
Current portion of finance lease obligations	$8,149	$8,055
Short-term derivative liabilities	10,120	3,521
Other	3,320	1,692
Total other current liabilities	$21,589	$13,268
Other liabilities included the following:

	September 30, 2020	June 30, 2020
Long-term finance lease obligations	$18,013	$18,617
Long-term derivative liabilities	60,874	51,800
Other	26,958	17,770
Total other liabilities	$105,845	$88,187

8. Debt

	September 30, 2020	June 30, 2020
7.0% Senior unsecured notes due 2026	$600,000	$600,000
Senior secured credit facility	489,767	570,483
12.0% Second lien notes due 2025	300,000	300,000
Other	11,020	11,694
Debt issuance costs and debt premiums (discounts)	(46,572)	(48,587)
Total debt outstanding, net	1,354,215	1,433,590
Less: short-term debt (1)	22,666	17,933
Long-term debt	$1,331,549	$1,415,657
_____________________
(1) Balances as of September 30, 2020 and June 30, 2020 are inclusive of short-term debt issuance costs, debt premiums and discounts of $10,549 and $10,362, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2020, the pre-existing financial maintenance covenants under our senior secured credit facility covenants are suspended, and we were in compliance with all financial and other covenants under the credit agreement as amended, the indenture governing our 2026 Notes, and the indenture governing our Second Lien Notes.
Senior Secured Credit Facility
On April 28, 2020, we entered into an amendment to our senior secured credit agreement to suspend our pre-existing maintenance covenants, including the total and senior secured leverage covenants and interest coverage ratio covenant, until the publication of our results for the quarter ending December 31, 2021, for which quarter the pre-amendment maintenance covenants will be reinstated. The covenant suspension period could end earlier at our election if we have total leverage equal to or lower than 4.75x annualized EBITDA for each of two consecutive quarters and are compliant with pre-amendment maintenance covenants.
During the covenant suspension period, we must comply with new maintenance covenants requiring EBITDA above zero in each of the quarters ending June 30, 2021 and September 30, 2021 and minimum liquidity (defined in the credit agreement as unrestricted cash plus unused revolver) of $50,000. The amendment increased pricing to LIBOR plus 3.25% during the covenant suspension period and to LIBOR plus 2.50% to 3.25% after the covenant suspension period, depending on our total leverage ratio, including a 0.75% floor for LIBOR borrowings. Additionally, as part of the amendment, the maturity date was changed from February 2025 to November 2024. The amendment to the senior secured credit agreement also reduced the credit facility from $1,551,419 to $1,000,000, made up of an $850,000 revolver and $150,000 term loan.
During the covenant suspension period, we have more restrictive limitations on certain activities and actions, including but not limited to:
•the incurrence of additional indebtedness and liens,
•the consummation of certain investments, including acquisitions,
•the making of restricted payments, including the purchases of our ordinary shares and payment of dividends.
As of September 30, 2020, we have drawn commitments under the credit facility of $489,767 as follows:
•Revolving loans of $343,517 with a maturity date of November 15, 2024
•Term loans of $146,250 amortizing over the loan period, with a final maturity date of November 15, 2024
As of September 30, 2020, the weighted-average interest rate on outstanding borrowings was 5.65%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.35% to 0.5% depending on our total leverage ratio, and 0.5% during the covenant suspension period. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of September 30, 2020.
Second Lien Notes

On May 1, 2020, we completed a private placement of $300,000 in aggregate principal of 12% second lien notes due 2025 (the Second Lien Notes) and warrants to funds managed by affiliates of Apollo Global Management, Inc. (the "Apollo Funds"). These Second Lien Notes and warrants were issued at a discount of $6,000, resulting in net proceeds of $294,000. We used the proceeds to pay down a portion of the term loans under our senior secured credit facility and to pay fees and expenses incurred in connection with the financing and the above-described amendment.

The Second Lien Notes bear interest at 12% per annum, 50% of which can be paid-in-kind at our option, and mature on May 15, 2025. We may prepay the Second Lien Notes in whole or in part after the first anniversary with a 3% premium, after the second anniversary with a 1% premium, and after the third anniversary with no premium with proceeds from certain debt financings.

Each of Cimpress' subsidiaries that guarantees our obligations under our senior secured credit agreement will guarantee the Second Lien Notes. The Second Lien Notes and the guarantees thereof rank equal in right of payment with existing and future senior indebtedness of Cimpress, including Cimpress' and the subsidiary guarantors' obligations under the senior secured credit agreement, and will be secured by the same assets securing Cimpress' and the subsidiary guarantors' obligations under the senior secured credit agreement on a second lien basis subject to limited exceptions and the terms of the intercreditor agreement among Cimpress, the subsidiary guarantors, JPMorgan Chase Bank, N.A. as administrative agent under the senior secured credit agreement, and U.S. Bank National Association as collateral agent under the indenture for the Second Lien Notes.

The Apollo Funds also received 7-year warrants to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares at the time of issuance. Based on the terms of the purchase agreement, the two instruments exist separately and should be treated as separate securities; therefore the warrants are considered to be detachable.

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
We have the right to redeem, at any time prior to June 15, 2021, some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the indenture, plus accrued and unpaid interest to, but not including, the redemption date. In addition, we have the right to redeem, at any time prior to June 15, 2021, up to 40% of the aggregate outstanding principal amount of the 2026 Notes at a redemption price equal to 107% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. At any time on or after June 15, 2021, we may redeem some or all of the 2026 Notes at the redemption prices specified in the indenture, plus accrued and unpaid interest to, but not including, the redemption date.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2020 and June 30, 2020, we had $11,020 and $11,694, respectively, outstanding for those obligations that are payable through March 2025.
9. Income Taxes
Our income tax expense was $6,794 and $6,115 for the three months ended September 30, 2020 and 2019, respectively. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2021 as compared to fiscal 2020 primarily due to increased non-deductible interest expense. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

During the three months ended September 30, 2020, our unrecognized tax benefits increased by $7,133, primarily due to tax positions taken in prior periods for which we have determined it is more likely than not that they will not be sustained upon audit. As of September 30, 2020, we had unrecognized tax benefits of $13,364, including accrued interest and penalties of $495. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,582 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $165 to $450 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2020 remain open for examination by the IRS and the years 2014 through 2020 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

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
Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 12% to 13% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. As of September 30, 2020, the redemption value was less than the carrying value, and therefore no adjustment was required.
All Other Businesses

On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of Build A Sign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. As of September 30, 2020, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2020	$69,106
Net income attributable to noncontrolling interest	677
Foreign currency translation	1,426
Balance as of September 30, 2020	$71,209
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of September 30, 2020, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vistaprint - Includes the operations of our global Vistaprint websites and our Webs-branded business, which is managed with the Vistaprint-branded digital business. Also included is our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, as well as a legacy revenue stream with retail partners and franchise businesses
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses
•The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses

•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts
•All Other Businesses - Includes a collection of businesses grouped together based on materiality:
◦BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas.
◦Printi is an online printing leader in Brazil, which offers a superior customer experience with transparent and attractive pricing, reliable service and quality.
◦YSD is a startup operation that provides end-to-end mass customization solutions to brands and intellectual property owners in China, supporting multiple channels including retail stores, websites, WeChat and e-commerce platforms to enhance brand awareness and competitiveness and develop new markets.
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
Our definition of segment EBITDA is GAAP operating income excluding certain items, such as depreciation and amortization, expense recognized for contingent earn-out related charges including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. We do not allocate non-operating income, including realized gains and losses on currency hedges, to our segment results.
With the exception of BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment consists of two early-stage businesses that we continue to manage at a relatively modest operating loss.
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

	Three Months Ended September 30,
	2020	2019
Revenue:
Vistaprint (1)	$329,291	$343,171
PrintBrothers (2)	100,112	109,290
The Print Group (3)	66,437	72,258
National Pen (4)	67,649	70,163
All Other Businesses (5)	43,478	42,276
Total segment revenue	606,967	637,158
Inter-segment eliminations	(20,467)	(3,199)
Total consolidated revenue	$586,500	$633,959
_____________________
(1) Vistaprint segment revenues include inter-segment revenue of $422 and $1,328 for the three months ended September 30, 2020 and 2019, respectively.
(2) PrintBrothers segment revenues include inter-segment revenue of $171 and $243 for the three months ended September 30, 2020 and 2019, respectively.
(3) The Print Group segment revenues include inter-segment revenue of $6,059 and $432 for the three months ended September 30, 2020 and 2019, respectively.
(4) National Pen segment revenues include inter-segment revenue of $13,076 and $981 for the three months ended September 30, 2020 and 2019, respectively.
(5) All Other Businesses segment revenues include inter-segment revenue of $739 and $215 for the three months ended September 30, 2020 and 2019, respectively. Our All Other Businesses segment includes the revenue from our VIDA acquisition from July 2, 2018 through the divestiture date of April 10, 2020.

	Three Months Ended September 30, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$232,095	$—	$—	$30,321	$38,944	$301,360
Europe	77,248	99,941	60,378	20,604	—	258,171
Other	19,526	—	—	3,648	3,795	26,969
Inter-segment	422	171	6,059	13,076	739	20,467
Total segment revenue	329,291	100,112	66,437	67,649	43,478	606,967
Less: inter-segment elimination	(422)	(171)	(6,059)	(13,076)	(739)	(20,467)
Total external revenue	$328,869	$99,941	$60,378	$54,573	$42,739	$586,500

	Three Months Ended September 30, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$247,085	$—	$—	$41,542	$35,406	$324,033
Europe	74,458	109,047	71,826	22,313	—	277,644
Other	20,300	—	—	5,327	6,655	32,282
Inter-segment	1,328	243	432	981	215	3,199
Total segment revenue	343,171	109,290	72,258	70,163	42,276	637,158
Less: inter-segment elimination	(1,328)	(243)	(432)	(981)	(215)	(3,199)
Total external revenue	$341,843	$109,047	$71,826	$69,182	$42,061	$633,959

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes.

	Three Months Ended September 30,
	2020	2019
Segment EBITDA:
Vistaprint	$90,157	$87,303
PrintBrothers	9,715	10,777
The Print Group	12,183	13,634
National Pen	(10,671)	(9,850)
All Other Businesses	8,609	1,717
Total segment EBITDA	109,993	103,581
Central and corporate costs	(31,020)	(33,653)
Depreciation and amortization	(42,290)	(42,535)
Certain impairments and other adjustments	(783)	176
Restructuring-related charges	86	(2,190)
Total income from operations	35,986	25,379
Other (expense) income, net	(8,754)	15,674
Interest expense, net	(30,516)	(15,087)
(Loss) income before income taxes	$(3,284)	$25,966

	Three Months Ended September 30,
	2020	2019
Depreciation and amortization:
Vistaprint	$13,587	$15,640
PrintBrothers	5,462	5,255
The Print Group	6,581	6,233
National Pen	6,067	5,581
All Other Businesses	5,868	5,973
Central and corporate costs	4,725	3,853
Total depreciation and amortization	$42,290	$42,535

	Three Months Ended September 30,
	2020	2019
Purchases of property, plant and equipment:
Vistaprint	$1,934	$4,505
PrintBrothers	925	331
The Print Group	2,887	4,105
National Pen	1,452	2,016
All Other Businesses	954	1,775
Central and corporate costs	231	1,461
Total purchases of property, plant and equipment	$8,383	$14,193

	Three Months Ended September 30,
	2020	2019
Capitalization of software and website development costs:
Vistaprint	$6,987	$5,422
PrintBrothers	406	331
The Print Group	230	451
National Pen	714	836
All Other Businesses	1,061	963
Central and corporate costs	5,406	4,468
Total capitalization of software and website development costs	$14,804	$12,471
The following table sets forth long-lived assets by geographic area:

	September 30, 2020	June 30, 2020
Long-lived assets (1):
United States	$153,484	$161,853
Netherlands	79,211	82,897
Canada	64,133	67,367
Switzerland	62,304	58,013
Italy	44,267	46,317
Jamaica	21,777	21,563
Australia	20,094	19,695
France	23,770	23,917
Japan	15,840	15,430
Other	90,592	94,922
Total	$575,472	$591,974
___________________
(1) Excludes goodwill of $637,568 and $621,904, intangible assets, net of $200,493 and $209,228, and deferred tax assets of $146,807 and $143,496 as of September 30, 2020 and June 30, 2020, respectively.
12. Commitments and Contingencies
Purchase Obligations
At September 30, 2020, we had unrecorded commitments under contract of $193,650, including third-party web services of $114,533 and inventory and third-party fulfillment purchase commitments of $29,288. In addition, we had purchase commitments for professional and consulting fees of $19,153, production and computer equipment purchases of $3,800, and other unrecorded purchase commitments of $26,876.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $1,676 in aggregate as of September 30, 2020.
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

13. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three months ended September 30, 2020, we recognized a restructuring benefit of $86 due to a change in estimate from actions taken in the fourth quarter of fiscal 2020 in our Vistaprint segment.

The following table summarizes the restructuring activity during the three months ended September 30, 2020

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2020	$5,969	$77	$6,046
Restructuring charges	(86)	—	(86)
Cash payments	(2,515)	—	(2,515)
Accrued restructuring liability as of September 30, 2020	$3,368	$77	$3,445

14. Subsequent Events

On October 1, 2020, under the terms of the Agreement and Plan of Merger dated as of September 28, 2020 among Cimpress USA Incorporated, a Delaware corporation ("Parent"), Cactus Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, 99designs, Inc., a Delaware corporation ("99designs"), and Shareholders Representative Services, as the security holders' representative, Cimpress acquired 99designs for $90,000, subject to post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. $45,000 of the purchase price was paid at closing and remainder will be paid on February 15, 2022. Cimpress used its existing credit facility to fund the transaction. 99designs provides a global platform that connects designers and clients, and the acquisition will make it easier for small businesses to access both professional design services and great marketing products in one place.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues, the potential effects of the COVID-19 pandemic and the actions we are taking to address the pandemic, our expectations with respect to 99designs, sufficiency of our liquidity position, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to take the actions that we plan to take or the failure of those actions to achieve the results we expect; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Form 10-K for the fiscal year ended June 30, 2020 and the other documents that we periodically file with the SEC.
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
As of September 30, 2020, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
COVID-19
Our near-term outlook has changed significantly in light of the COVID-19 pandemic and the negative impact it has had, and may continue to have, on our customers and financial results. It is difficult to predict how the pandemic will continue to impact our results and what the duration will be. The pandemic has affected all of our businesses to varying degrees, and we expect this volatility to be reflected in our financial results as government restrictions are implemented on an ongoing basis that impact business activity in geographies we serve. We have seen partially offsetting benefits as a result of our shift in focus to products and product templates that are relevant in the current environment such as face masks. Additionally, we have executed on a number of actions in response to the pandemic in order to help mitigate the overall impact to our financial results. We have taken these actions to help better position our businesses for future success and give them the ability to remain focused on protecting investments we were making prior to the pandemic. These actions include, but are not limited to, raising additional capital and reducing costs.

Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 follows:
First Quarter Fiscal 2021
•Revenue decreased by 7% to $586.5 million.
•Revenue decreased by 10% when excluding the impact of currency fluctuations and acquisitions ("organic constant-currency revenue growth", a non-GAAP financial measure)
•Operating income increased by $10.6 million to $36.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) increased by $9.0 million to $88.5 million.
•Cash provided by operating activities increased by $42.8 million to $105.7 million.
•Adjusted free cash flow (a non-GAAP financial measure) increased by $46.3 million to $82.5 million.
For the first quarter of fiscal year 2021, our revenue declined year over year as the COVID-19 pandemic continues to negatively impact our results, but the decline was less severe in the first quarter of fiscal year 2021 than in the fourth quarter of fiscal year 2020. The launch of new products in response to the pandemic, such as face masks, accounts for 8% of total revenue for the first quarter of fiscal year 2021.
For the three months ended September 30, 2020, operating income increased by $10.6 million, despite the decline in revenue described above. The related decrease to gross profit was more than offset by a material reduction in advertising spend across our businesses in response to reduced demand but also as a result of continued improvement in performance advertising efficiency in Vistaprint. We also realized benefits from the continued reduction in discretionary spend, including travel and training costs, as well as the cost savings from the prior-year reorganization of our Vistaprint and central technology teams. Additionally, we recognized a reduction to restructuring costs year over year. In our All Other Businesses segment, our BuildASign business continued to show strong results, delivering revenue and profit improvement as their home decor and pandemic-related products grew year over year, while net investments in our early-stage businesses decreased.
Adjusted EBITDA increased as compared to the three months ended September 30, 2019, due to our cost mitigation efforts, despite the revenue and gross profit decline. Adjusted EBITDA excludes restructuring charges and share-based compensation expense, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA, and the net year-over-year impact of currency on consolidated adjusted EBITDA was negative.
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

Total revenue and revenue growth by reportable segment for the three months ended September 30, 2020 and 2019 are shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint	$329,291	$343,171	(4)%	(1)%	(5)%	—%	(5)%
PrintBrothers	100,112	109,290	(8)%	(5)%	(13)%	(2)%	(15)%
The Print Group	66,437	72,258	(8)%	(4)%	(12)%	—%	(12)%
National Pen	67,649	70,163	(4)%	(1)%	(5)%	—%	(5)%
All Other Businesses (3)	43,478	42,276	3%	3%	6%	—%	6%
Inter-segment eliminations	(20,467)	(3,199)
Total revenue	$586,500	$633,959	(7)%	(2)%	(9)%	(1)%	(10)%
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
(3) The All Other Businesses segment includes revenue from our VIDA business from its acquisition date of July 2, 2018 through its divestiture date of April 10, 2020.
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

In thousands	Three Months Ended September 30,
	2020	2019
Cost of revenue	$298,844	$325,665
% of revenue	51.0%	51.4%
For the three months ended September 30, 2020, consolidated cost of revenue decreased by $26.8 million, primarily due to reduced demand-dependent cost of goods sold including third-party fulfillment, material, and shipping costs which decreased across several of our segments that continued to be impacted by the COVID-19 pandemic. The majority of our cost of revenue is variable with revenue which, in addition to fixed cost savings contributed to flat year-over-year gross margins for the first quarter of fiscal year 2021 despite pandemic-driven reductions in order volumes. We realized approximately $3.1 million of wage offset benefits from government incentives in locations where demand decreased materially but roles were maintained.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2020	2019
Technology and development expense	$58,489	$63,167
% of revenue	10.0%	10.0%
Marketing and selling expense	$138,150	$160,917
% of revenue	23.6%	25.4%
General and administrative expense	$41,812	$43,623
% of revenue	7.1%	6.9%
Amortization of acquired intangible assets	$13,305	$13,018
% of revenue	2.3%	2.1%
Restructuring expense	$(86)	$2,190
% of revenue	0.0%	0.3%
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
During the three months ended September 30, 2020, technology and development expenses decreased by $4.7 million, as compared to the prior year. This was mainly driven by decreased costs in our central technology and Vistaprint teams of $1.8 million and $1.3 million, respectively, driven by our fiscal year 2020 reorganization, as well as a reduction in discretionary spend including travel and training expenses.
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
Our marketing and selling expenses decreased by $22.8 million during the three months ended September 30, 2020, as compared to the prior year. The decrease from the prior comparative period is primarily due to the year-over-year reduction in advertising spend in our Vistaprint business of $17.5 million, as a result of the effects of the pandemic on demand, as well as continued efficiency gains from improved usage of data and tooling. We also recognized a decrease in marketing costs in our National Pen business of $8.5 million, primarily due to pandemic-related initiatives to lower costs, which included reductions to direct mail prospecting activities and cost savings from initiatives intended to reduce costs in service centers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three months ended September 30, 2020, general and administrative expenses decreased by $1.8 million, as compared to the prior period, primarily due to lower professional fees of $1.5 million as a result of the non-recurrence of costs related to Cimpress' cross-border merger to Ireland in fiscal year 2020.

Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $0.3 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs. During the three months ended September 30, 2020 we recognized a restructuring benefit of $0.1 million due to a change in estimates from actions taken in the fourth quarter of fiscal year 2020, while we recognized restructuring expense of $2.2 million in the three months ended September 30, 2019.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended September 30,
	2020	2019
(Losses) gains on derivatives not designated as hedging instruments (1)	$(13,495)	$19,357
Currency-related gains (losses), net (2)	4,075	(3,412)
Other gains (losses)	666	(271)
Total other (expense) income, net	$(8,754)	$15,674
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
Interest expense, net increased by $15.4 million during the three months ended September 30, 2020, as compared to the prior comparable period. This is due to the additional $200.0 million offering of our 7% senior unsecured notes in February 2020 and issuance of our $300.0 million 12% second lien notes in May 2020.

Income tax expense

In thousands	Three Months Ended September 30,
	2020	2019
Income tax expense	$6,794	$6,115
Effective tax rate	(206.9)%	23.6%

Income tax expense for the three months ended September 30, 2020 increased as compared to the prior year primarily attributable to discrete items. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2021 as compared to fiscal 2020 primarily due to increased non-deductible interest expense. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

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
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization; plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments; plus restructuring related charges; less gain on purchase or sale of subsidiaries.
Vistaprint

In thousands	Three Months Ended September 30,
	2020	2019	2020 vs. 2019
Reported Revenue	$329,291	$343,171	(4)%
Segment EBITDA	90,157	87,303	3%
% of revenue	27%	25%
Segment Revenue
Vistaprint's reported revenue decline for the three months ended September 30, 2020 was positively affected by a currency impact of 1%, resulting in constant-currency revenue decline of 5%. The revenue decline was primarily driven by the impact of the pandemic on customer demand, partially offset by the sale of pandemic-related products, such as face masks.
Segment Profitability
For the three months ended September 30, 2020, the increase to Vistaprint's segment EBITDA was primarily due to a reduction to, and improved efficiency of, advertising spend. This was combined with the benefits realized from management of variable costs in line with the reduced demand, lower professional and consulting fees as compared to the prior year, and the efficiencies gained through the technology reorganization in the fourth quarter of the prior year. This decrease was partially offset by increased hiring for critical roles and increased spend related to customer experience in anticipation of the upcoming holiday season. Vistaprint received $2.5 million in government incentives to offset wages in locations where demand decreased materially but roles were maintained. Vistaprint's segment EBITDA was positively impacted by currency movements during the quarter.

PrintBrothers

In thousands	Three Months Ended September 30,
	2020	2019	2020 vs. 2019
Reported Revenue	$100,112	$109,290	(8)%
Segment EBITDA	9,715	10,777	(10)%
% of revenue	10%	10%
Segment Revenue
PrintBrothers' reported revenue decline for the three months ended September 30, 2020 was positively affected by a currency impact of 5%, resulting in constant-currency revenue decline, excluding the impact of acquisitions, of 15%. The revenue decline was due to impacts from COVID-19, as the pandemic continued to have a negative effect on demand in the quarter.
Segment Profitability
PrintBrothers' segment EBITDA decreased during the three months ended September 30, 2020 as compared to the prior comparative period, due primarily to the revenue declines as described above. A portion of the decline in segment EBITDA, as driven by the revenue decline, was partially offset by discretionary cost controls and benefits received of $0.9 million from government incentive programs.
The Print Group

In thousands	Three Months Ended September 30,
	2020	2019	2020 vs. 2019
Reported Revenue	$66,437	$72,258	(8)%
Segment EBITDA	12,183	13,634	(11)%
% of revenue	18%	19%
Segment Revenue
The Print Group's reported revenue decline for the three months ended September 30, 2020 was positively affected by a currency impact of 4%, resulting in a decrease in revenue on a constant-currency basis of 12%. The revenue decline was due to impacts from the COVID-19 pandemic, but these trends improved as compared to the fourth quarter of fiscal year 2020, as a result of fewer lockdowns in the geographies that these businesses serve and as these businesses launched new products relevant to the pandemic and leveraged by other Cimpress businesses in Europe, which increased inter-segment sales that are included in segment results but eliminated at the consolidated level.
Segment Profitability
The Print Group's segment EBITDA decreased during the three months ended September 30, 2020, as compared to the prior period, primarily driven by the revenue decline described above. This was partially offset by discretionary cost controls, benefits from government incentives totaling $0.6 million, and efficiency gains from leveraging our mass customization platform to shift production to lower-cost sources.
National Pen

In thousands	Three Months Ended September 30,
	2020	2019	2020 vs. 2019
Reported Revenue	$67,649	$70,163	(4)%
Segment EBITDA	(10,671)	(9,850)	8%
% of revenue	(16)%	(14)%

Segment Revenue
National Pen's reported revenue decrease for the three months ended September 30, 2020 was positively affected by a currency impact of 1% as compared to the prior year, resulting in constant-currency revenue decline of 5%. Revenue decreased due to the impact of the pandemic; in particular, the year-over-year decline in National Pen's core products was most evident in its sales to larger businesses due to cancelled trade shows and other large-scale events. National Pen's e-commerce and direct mail channels experienced more resiliency on a relative basis as a result of year-over-year gains in advertising spend efficiency. This revenue decline was partially offset by sales of pandemic-related products sold directly to customers as well as to other Cimpress businesses.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three months ended September 30, 2020 was due to the top-line revenue decline described above. The impacts of lower revenue on National Pen's fixed cost base negatively impacted profitability this quarter in comparison to the year ago period, partially offset by reduced variable cost, advertising and discretionary spend.

All Other Businesses

In thousands	Three Months Ended September 30,
	2020	2019	2020 vs. 2019
Reported Revenue (1)	$43,478	$42,276	3%
Segment EBITDA (1)	8,609	1,717	401%
% of revenue	20%	4%
___________________
(1) Our All Other Businesses segment includes the results of our fiscal 2019 acquisition, BuildASign from October 1, 2018, and our VIDA acquisition from July 2, 2018 through the divestiture date of April 10, 2020.
This segment consists of BuildASign, which is a larger and profitable business, and two small, rapidly evolving early-stage businesses through which Cimpress is expanding to new markets. These businesses are subject to high degrees of risk and we expect that each of their business models will rapidly evolve in function of future trials and entrepreneurial pivoting. These early-stage businesses continue to have operating losses as previously described and as planned.
Segment Revenue
Constant-currency revenue excluding the impact of acquisitions increased by 6% for the three months ended September 30, 2020. This was primarily driven by continued growth at BuildASign, even during the pandemic, with strong performance in home decor and pandemic-related signage products. In addition, the business benefited from higher volumes of political signage in comparison to the prior year due to the 2020 U.S. presidential election and down-ballot races. This was partially offset by pandemic-driven decreases in revenue in our Printi and YSD businesses.
Segment Profitability
Within the All Other Businesses segment, each business improved its profitability for the three months ended September 30, 2020 as compared to the prior year, with the overall improvement primarily driven by revenue growth and advertising efficiency in BuildASign. Printi and YSD reduced losses despite the pandemic-related drop in demand through improved efficiency. Our divestiture of loss-making VIDA in the fourth quarter of fiscal year 2020 also contributed to year-over-year profit improvements in the current quarter.
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
Central and corporate costs decreased by $2.6 million during the three months ended September 30, 2020 as compared to the prior year, due to a decrease in technology related expenses of $1.8 million primarily due to the prior-year reorganization of our central technology team, combined with lower professional fees of $1.5 million and a reduction in travel related expenses, partially offset by increases to share-based compensation of $2.9 million.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$105,681	$62,905
Net cash used in investing activities	(21,084)	(29,363)
Net cash used in financing activities	(91,979)	(33,005)
At September 30, 2020, we had $40.2 million of cash and cash equivalents and $1,400.8 million of debt, excluding debt issuance costs, and debt premiums and discounts. Under the terms of our April 28, 2020 credit facility amendment, we are required to use cash balances in excess of $100.0 million, if any, to repay the revolving loans under our senior secured credit facility.
The cash flows during the three months ended September 30, 2020 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $63.4 million primarily related to positive adjustments for depreciation and amortization of $42.3 million, share-based compensation costs of $8.3 million and unrealized currency-related losses of $9.7 million.
•The changes in operating assets and liabilities were a source of cash during the period, driven by an increase in accounts payable and accrued expenses. This was driven by increased spend in operating expenses, cost of goods sold and external marketing costs, as a result of the increase in revenue as compared to the fourth quarter of fiscal year 2020, partially offset by an outflow from the prior deferral of supplier and rent payments negotiated in response to the pandemic.
Cash outflows:
•Net loss of $10.1 million
•Payments of debt of $83.7 million, net of borrowings and inclusive of debt issuance costs
•Internal and external costs of $14.8 million for software and website development that we have capitalized
•Capital expenditures of $8.4 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities and computer and office equipment
•Payment of withholding taxes in connection with share awards of $5.6 million
•Payments for finance lease arrangements of $1.6 million
Additional Liquidity and Capital Resources Information. During the three months ended September 30, 2020, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of September 30, 2020, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $38.3 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
We have historically allocated a material amount of capital to purchases of our ordinary shares and corporate acquisitions. The April 2020 amendment to our credit facility prohibits us from repurchasing our shares and limits acquisitions for the period in which the financial maintenance covenants associated with our senior secured credit facility are suspended.
Debt. As of September 30, 2020, we had aggregate loan commitments from our senior secured credit facility totaling $996.3 million. The loan commitments consisted of revolving loan borrowings of $343.5 million and term loans of $146.3 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of September 30, 2020, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
September 30, 2020
Maximum aggregate available for borrowing	$996,250
Outstanding borrowings of senior secured credit facility	(489,767)
Remaining amount	506,483
Limitations to borrowing due to debt covenants and other obligations (1)	(4,049)
Amount available for borrowing as of September 30, 2020 (2)	$502,434
_________________
(1) As of September 30, 2020, our pre-existing financial maintenance covenants are suspended and we are in compliance with the new restrictions in place, with the primary maintenance covenant during the suspension period that we must maintain liquidity above $50.0 million. Refer to Note 8 in our accompanying consolidated financial statements for further description of the restrictions in place during the covenant suspension period.
(2) Share purchases, dividend payments, and corporate acquisitions are subject to more restrictive covenants, and therefore we may not be able to use the full amount available for borrowing for these purposes.
Debt Covenants. The April 2020 amendment to our senior secured facility suspended our pre-existing financial maintenance covenants until December 31, 2021, including the total and senior secured leverage covenants and interest coverage ratio covenant. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2020, we had $11.0 million outstanding for other debt payable through March 2025.
Contractual Obligations
Contractual obligations at September 30, 2020 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$128,151	$28,676	$35,842	$27,414	$36,219
Purchase commitments	193,650	99,739	79,097	14,814	—
Senior unsecured notes and interest payments	852,000	42,000	84,000	84,000	642,000
Second lien notes and interest payments	481,500	37,500	72,000	372,000	—
Other debt and interest payments (2)	623,352	65,196	94,242	463,914	—
Finance leases, net of subleases (1)	22,629	7,063	10,018	4,361	1,187
Other	1,676	931	745	—	—
Total (3)	$2,302,958	$281,105	$375,944	$966,503	$679,406
___________________
(1) Operating and finance lease payments included above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses, which are not included in these payments.
(2) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.

We have excluded the effect of interest rate swaps of $1.1 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $13.3 million as of September 30, 2020 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 in our accompanying consolidated financial statements.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.1 million.
Purchase Commitments. At September 30, 2020, we had unrecorded commitments under contract of $193.7 million. Purchase commitments consisted of third-party web services of $114.5 million, inventory purchase commitments of $29.3 million, commitments for professional and consulting fees of $19.2 million, production and computer equipment purchases of approximately $3.8 million, and other unrecorded purchase commitments of $26.9 million.
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
Other Debt and Interest Payments. At September 30, 2020, the term loans of $146.3 million outstanding under our credit agreement had repayments due on various dates through November 15, 2024, with the revolving loans outstanding under our $343.5 million revolving credit facility due on November 15, 2024. Interest payable included in this table is based on the interest rate as of September 30, 2020, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of September 30, 2020 we had $11.0 million outstanding for those obligations that have repayments due on various dates through March 2025.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2020, is $19.8 million, net of accumulated depreciation of $41.4 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2020 amounts to $26.2 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $1.7 million in the aggregate.
Additional Non-GAAP Financial Measures
Adjusted EBITDA and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA is defined as GAAP operating income plus depreciation and amortization plus share-based compensation expense plus proceeds from insurance plus earn-out related charges plus certain impairments plus restructuring related charges plus realized gains or losses on currency derivatives less interest expense related to our Waltham, Massachusetts office lease less gain on purchase or sale of subsidiaries.

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
The table below sets forth operating income and adjusted EBITDA for the three months ended September 30, 2020 and 2019:

In thousands	Three Months Ended September 30,
	2020	2019
GAAP operating income	$35,986	$25,379
Exclude expense (benefit) impact of:
Depreciation and amortization	42,290	42,535
Share-based compensation expense (1)	8,283	4,750
Certain impairments and other adjustments	783	(176)
Restructuring-related charges	(86)	2,190
Realized gains on currency derivatives not included in operating income	1,217	4,838
Adjusted EBITDA	$88,473	$79,516
_________________
(1) The adjustment for share-based compensation expense excludes the portion of share-based compensation expense included in restructuring related charges, if any, to avoid double counting.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2020 and 2019:

In thousands	Three Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$105,681	$62,905
Purchases of property, plant and equipment	(8,383)	(14,193)
Capitalization of software and website development costs	(14,804)	(12,471)
Adjusted free cash flow	$82,494	$36,241

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2020, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2020, we had $489.8 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2020, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an immaterial impact to interest expense over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these currency risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:
•Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net income when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net income and non-GAAP financial metrics, such as adjusted EBITDA.
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
•Translation of our non-U.S. dollar assets and liabilities: Each of our subsidiaries translates its assets and liabilities to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive loss on the consolidated balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities.

We have currency exposure arising from our net investments in foreign operations. We enter into currency derivatives to mitigate the impact of currency rate changes on certain net investments.
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $9.5 million and $35.5 million on our income before income taxes for the three months ended September 30, 2020 and 2019, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
We are updating the COVID-19-related risk factor disclosed in our Form 10-K for the fiscal year ended June 30, 2020 as follows:
The COVID-19 pandemic has had a major adverse impact on our operations, financial results, customers, markets, and employees, and these impacts could continue.

The COVID-19 pandemic has negatively impacted our business in a number of material ways, including, but not limited to, the following:

•material declines in demand for our products and services, leading to major adverse effects on our revenue, earnings, cash flows, and other financial results

•disruptions in our operations, including at times many of our employees being subject to shelter-in-place orders and other safety measures restricting them from leaving their homes

•large investments of time and resources as our management team focuses on mitigating the effects of the pandemic on our business operations while protecting the health of our employees

We cannot predict how the COVID-19 pandemic will develop, how long it and its impacts on economic activity and our business, operations, and markets will continue, or whether the pandemic will lead to a prolonged economic downturn. Although the pandemic may continue to materially adversely impact our operations, financial results, customers, markets, and employees, the extent of the impacts will depend on future developments that are highly uncertain and impossible to predict.

Depending on the duration and development of the pandemic, including additional "waves" of increased infection rates and new or reinstated government restrictions, we could see additional impacts in the future. For example, in reaction to the surge in online ordering, our primary delivery provider in North America, UPS, has implemented new surcharges and provided shipping thresholds that may not be sufficient to handle our potential volume during our peak holiday shopping season. As a result of greater competition for shipping capacity, we may not be able to mitigate these surcharges and reduced thresholds by engaging additional shipping partners. Constraints on our shipping capacity and higher shipping costs may result in higher expenses, delayed shipments, lost sales, and damage to our reputation and brands that may have a material adverse effect on our business and results of operations.

Although we have amended our senior secured credit facility to suspend our financial maintenance covenants for a period of time, if the adverse effects of the COVID-19 pandemic on our financial results continue, we could have difficulty complying with our credit facility covenants once they are reinstated, which could have a number of negative effects on our business and operations, ranging from limitations on our ability to borrow under the facility to causing us to default under our indebtedness.

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

On April 28, 2020, we entered into an amendment to our senior secured credit agreement, which suspended our financial maintenance covenants in addition to prohibiting us from repurchasing shares during the suspension period. Refer to Note 8 for additional information. We did not purchase any of our ordinary shares during the three months ended September 30, 2020.

Item 6. Exhibits, Financial Statement Schedules

Exhibit No.	Description
10.1	Amendment to Agreement Limiting PSU Awards dated September 28, 2020 between Cimpress plc and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2020
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 29, 2020                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)