Form 10-Q
period 2020-12-31
CIMPRESS plc
filed 2021-01-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 25, 2021, there were 26,003,676 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months ended December 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$36,883	$45,021
Accounts receivable, net of allowances of $10,797 and $9,651, respectively	51,404	34,596
Inventory	85,932	80,179
Prepaid expenses and other current assets	84,965	88,608
Total current assets	259,184	248,404
Property, plant and equipment, net	332,824	338,659
Operating lease assets, net	149,851	156,258
Software and website development costs, net	82,581	71,465
Deferred tax assets	146,814	143,496
Goodwill	726,813	621,904
Intangible assets, net	212,078	209,228
Other assets	20,368	25,592
Total assets	$1,930,513	$1,815,006
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$236,540	$163,891
Accrued expenses	291,039	210,764
Deferred revenue	41,913	39,130
Short-term debt	12,603	17,933
Operating lease liabilities, current	38,315	41,772
Other current liabilities	40,966	13,268
Total current liabilities	661,376	486,758
Deferred tax liabilities	30,941	33,811
Long-term debt	1,258,535	1,415,657
Operating lease liabilities, non-current	122,006	128,963
Other liabilities	157,076	88,187
Total liabilities	2,229,934	2,153,376
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	65,510	69,106
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,003,649 and 25,885,675 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	28
Treasury shares, at cost, 18,076,978 and 18,194,952 shares, respectively	(1,368,723)	(1,376,496)
Additional paid-in capital	438,863	438,616
Retained earnings	638,883	618,437
Accumulated other comprehensive loss	(74,597)	(88,676)
Total shareholders' deficit	(364,931)	(407,476)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,930,513	$1,815,006
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue	$786,145	$820,333	$1,372,645	$1,454,292
Cost of revenue (1)	385,979	394,018	684,823	719,683
Technology and development expense (1)	65,036	64,427	123,525	127,594
Marketing and selling expense (1)	182,322	173,336	320,472	334,253
General and administrative expense (1)	42,979	51,910	84,791	95,533
Amortization of acquired intangible assets	13,453	13,150	26,758	26,168
Restructuring expense (1)	2,182	1,897	2,096	4,087
Income from operations	94,194	121,595	130,180	146,974
Other (expense) income, net	(17,198)	(9,040)	(25,952)	6,634
Interest expense, net	(30,141)	(15,701)	(60,657)	(30,788)
Income before income taxes	46,855	96,854	43,571	122,820
Income tax expense (benefit)	12,954	(93,795)	19,748	(87,680)
Net income	33,901	190,649	23,823	210,500
Add: Net income attributable to noncontrolling interest	(1,614)	(426)	(2,291)	(246)
Net income attributable to Cimpress plc	$32,287	$190,223	$21,532	$210,254
Basic net income per share attributable to Cimpress plc	$1.24	$7.04	$0.83	$7.41
Diluted net income per share attributable to Cimpress plc	$1.22	$6.81	$0.82	$7.19
Weighted average shares outstanding — basic	26,003,649	27,036,675	25,974,823	28,391,855
Weighted average shares outstanding — diluted	26,384,460	27,916,759	26,390,273	29,223,116
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$34	$97	$134	$185
Technology and development expense	1,215	2,043	3,406	3,777
Marketing and selling expense	754	533	2,439	(778)
General and administrative expense	3,240	5,652	7,547	9,891
Restructuring expense	—	108	—	772

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$33,901	$190,649	$23,823	$210,500
Other comprehensive income, net of tax:
Foreign currency translation gains, net of hedges	13,946	3,180	14,763	1,620
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	3,802	6,131	7,638	(1,057)
Amounts reclassified from accumulated other comprehensive (loss) income to net income on derivative instruments	(3,226)	(1,145)	(5,297)	3,006
Loss on pension benefit obligation, net	—	—	(336)	—
Comprehensive income	48,423	198,815	40,591	214,069
Add: Comprehensive (income) loss attributable to noncontrolling interests	(2,877)	(1,122)	(4,980)	548
Total comprehensive income attributable to Cimpress plc	$45,546	$197,693	$35,611	$214,617
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2020	44,080	$615	25	$28	(18,195)	$(1,376,496)	$438,616	$618,437	$(88,676)	$(407,476)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	118	7,773	(13,366)	—	—	(5,593)
Share-based compensation expense	—	—	—	—	—	—	8,577	—	—	8,577
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(10,755)	—	(10,755)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	1,765	1,765
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(609)	(609)
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(336)	(336)
Balance at September 30, 2020	44,080	$615	25	$28	(18,077)	$(1,368,723)	$433,827	$607,682	$(87,856)	$(414,427)
Share-based compensation expense	—	—	—	—	—	—	5,036	—	—	5,036
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	32,287	—	32,287
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(1,086)	—	(1,086)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	576	576
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	12,683	12,683
Balance at December 31, 2020	44,080	$615	25	$28	(18,077)	$(1,368,723)	$438,863	$638,883	$(74,597)	$(364,931)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2020	2019
Operating activities
Net income	$23,823	$210,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,887	84,891
Share-based compensation expense	13,526	13,847
Deferred taxes	2,681	(105,575)
Unrealized loss on derivatives not designated as hedging instruments included in net income	32,545	7,548
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(3,132)	1,359
Other non-cash items	4,829	3,045
Changes in operating assets and liabilities:
Accounts receivable	(14,259)	(8,240)
Inventory	510	(10,680)
Prepaid expenses and other assets	78	(2,255)
Accounts payable	60,800	24,432
Accrued expenses and other liabilities	48,880	46,225
Net cash provided by operating activities	256,168	265,097
Investing activities
Purchases of property, plant and equipment	(16,790)	(28,094)
Business acquisitions, net of cash acquired	(36,395)	(4,272)
Capitalization of software and website development costs	(26,445)	(23,417)
Proceeds from the sale of assets	3,372	847
Other investing activities	(419)	1,120
Net cash used in investing activities	(76,677)	(53,816)
Financing activities
Proceeds from borrowings of debt	301,000	634,085
Payments of debt	(472,469)	(292,446)
Payments of debt issuance costs	(1,051)	—
Payments of purchase consideration included in acquisition-date fair value	(648)	—
Payments of withholding taxes in connection with equity awards	(5,592)	(462)
Payments of finance lease obligations	(3,275)	(5,364)
Purchase of noncontrolling interests	(5,063)	—
Purchase of ordinary shares	—	(537,573)
Proceeds from issuance of ordinary shares	—	6
Distribution to noncontrolling interest	(4,599)	(3,921)
Other financing activities	(57)	(1,715)
Net cash used in financing activities	(191,754)	(207,390)
Effect of exchange rate changes on cash	4,125	(2,253)
Net decrease in cash and cash equivalents	(8,138)	1,638
Cash and cash equivalents at beginning of period	45,021	35,279
Cash and cash equivalents at end of period	$36,883	$36,917
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$58,299	$33,313
Income taxes	4,991	5,183
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	150	140
Amounts accrued related to business acquisitions	45,369	2,831
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

Given the current and expected impact of the COVID-19 pandemic on our business, we evaluated our liquidity position as of the date of the issuance of these consolidated financial statements. Based on this evaluation, management believes, despite the ongoing impact of COVID-19 on our business, that our financial position, net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility, will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. For the debt covenants that have been temporarily suspended under the amendment and capital raise as described in Note 9, these covenants will be reinstated no later than the quarter ending December 31, 2021. Based on our current financial results and forecasted performance, we believe we will remain in compliance with these covenants upon reinstatement.
Significant Accounting Policies
Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2020. There have been no material changes to our significant accounting policies during the three and six months ended December 31, 2020.

Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
(Losses) gains on derivatives not designated as hedging instruments (1)	$(19,020)	$(11,666)	$(32,515)	$7,691
Currency-related gains (losses), net (2)	1,809	2,645	5,884	(767)
Other gains (losses)	13	(19)	679	(290)
Total other (expense) income, net	$(17,198)	$(9,040)	$(25,952)	$6,634
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains (losses), net for the three and six months ended December 31, 2020 and 2019 are primarily driven by this intercompany activity. In addition, we have certain cross-currency swaps designated as cash flow hedges, which hedge the remeasurement of certain intercompany loans, both presented in the same component above. The unrealized losses related to cross-currency swaps were $6,085 and $11,522 for the three and six months ended December 31, 2020, respectively, as compared to unrealized losses of $2,858 and $1,820 for the three and six months ended December 31, 2019, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Weighted average shares outstanding, basic	26,003,649	27,036,675	25,974,823	28,391,855
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants	380,811	880,084	415,450	831,261
Shares used in computing diluted net income per share attributable to Cimpress plc	26,384,460	27,916,759	26,390,273	29,223,116
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc (1)	3,129	—	1,565	—
_____________________
(1) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and six months ended December 31, 2020, the weighted average anti-dilutive effect of the warrants was 318,191 and 317,224 shares, respectively. Refer to Note 9 for additional details about the arrangement.
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which modifies certain aspects of income tax accounting. We early adopted the standard on July 1, 2020. For the six months ended December 31, 2020, adopting ASU 2019-12 resulted in a $2,771 increased tax expense in our consolidated financial statements, related to the intraperiod allocation rules. Under the intraperiod allocation rules, an entity generally allocates total income tax expense or benefit by first determining the amount attributable to continuing operations and then allocating the remaining tax expense or benefit to items other than continuing operations. An exception existed that required an entity with a loss from continuing operations to consider all components when determining the benefit from continuing operations. ASU 2019-12 removes this exception.
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
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. We elected to amend our hedge documentation, without dedesignating and redesignating, for all outstanding cash flow hedges by applying two practical expedients. We elected the expedient in ASC 848-50-25-2 to assert probability of the hedged interest payments regardless of any expected modification in terms related to reference rate reform. In addition, we elected to continue the method of assessing effectiveness as documented in the original hedge documentation and elect to apply the expedient in ASC 848-50-35-17, so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The standard did not have a material impact on our consolidated financial statements.

During the three months ended December 31, 2020, the tax on Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act became applicable to our operations. The FASB has provided that companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. We elected to account for GILTI as a period cost, as incurred. We do not expect GILTI to have a material impact on our consolidated financial statements.
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$692	$—	$692	$—
Total assets recorded at fair value	$692	$—	$692	$—

Liabilities
Interest rate swap contracts	$(32,999)	$—	$(32,999)	$—
Cross-currency swap contracts	(14,622)	—	(14,622)	—
Currency forward contracts	(41,764)	—	(41,764)	—
Currency option contracts	(4,274)	—	(4,274)	—
Total liabilities recorded at fair value	$(93,659)	$—	$(93,659)	$—

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$4,462	$—	$4,462	$—
Currency forward contracts	7,949	—	7,949	—
Currency option contracts	1,429	—	1,429	—
Total assets recorded at fair value	$13,840	$—	$13,840	$—

Liabilities
Interest rate swap contracts	$(39,520)	$—	$(39,520)	$—
Cross-currency swap contracts	(4,746)	—	(4,746)	—
Currency forward contracts	(8,519)	—	(8,519)	—
Currency option contracts	(38)	—	(38)	—
Total liabilities recorded at fair value	$(52,823)	$—	$(52,823)	$—
During the quarter ended December 31, 2020 and year ended June 30, 2020, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of December 31, 2020 and June 30, 2020, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of December 31, 2020 and June 30, 2020, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,315,372 and $1,482,177, respectively, and the fair value was $1,358,180 and $1,450,719, respectively. Our debt at December 31, 2020 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of December 31, 2020, we estimate that $10,446 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2021. As of December 31, 2020, we had ten outstanding interest rate swap contracts indexed to USD LIBOR, of which six of these instruments were designated as cash flow hedges of interest rate risk and have varying start dates and maturity dates through September 2025. As of December 31, 2020, we have determined that four of our hedges are no longer highly effective. These de-designated hedges have varying start dates and maturity dates through December 2025.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2020	$500,000
Contracts with a future start date	50,000
Total	$550,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of December 31, 2020, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2020, we estimate that $2,176 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2021.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of December 31, 2020, we had five currency forward contracts designated as net investment hedges with a total notional amount of $149,604, maturing during various dates through April 2023. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2020 and 2019, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2020, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$484,660	March 2019 through December 2020	Various dates through October 2024	602	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2020 and June 30, 2020. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(20,839)	$—	$(20,839)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(14,622)	—	(14,622)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(25,758)	—	(25,758)
Total derivatives designated as hedging instruments		$—	$—	$—		$(61,219)	$—	$(61,219)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(12,160)	$—	$(12,160)
Currency forward contracts	Other current assets / other assets	772	(80)	692	Other current liabilities / other liabilities	(18,548)	2,542	(16,006)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(4,274)	—	(4,274)
Total derivatives not designated as hedging instruments		$772	$(80)	$692		$(34,982)	$2,542	$(32,440)

	June 30, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(31,161)	$—	$(31,161)
Cross-currency swaps	Other assets	4,462	—	4,462	Other liabilities	(4,746)	—	(4,746)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(6,829)	—	(6,829)
Total derivatives designated as hedging instruments		$4,462	$—	$4,462		$(42,736)	$—	$(42,736)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(8,359)	$—	$(8,359)
Currency forward contracts	Other current assets / other assets	9,702	(1,753)	7,949	Other current liabilities / other liabilities	(2,136)	446	(1,690)
Currency option contracts	Other current assets / other assets	1,699	(270)	1,429	Other current liabilities / other liabilities	(38)	—	(38)
Total derivatives not designated as hedging instruments		$11,401	$(2,023)	$9,378		$(10,533)	$446	$(10,087)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three and six months ended December 31, 2020 and 2019:

	Amount of Net (Loss) Gain on Derivatives Recognized in Comprehensive Income
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$731	$4,394	$1,142	$(196)
Cross-currency swaps	3,071	1,737	6,496	(861)
Derivatives in net investment hedging relationships
Currency forward contracts	(7,294)	(4,153)	(24,832)	8,565
Total	$(3,492)	$1,978	$(17,194)	$7,508

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2020 and 2019:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$2,001	$485	$4,623	$455	Interest expense, net
Cross-currency swaps	(5,525)	(2,026)	(10,292)	3,538	Other (expense) income, net
Total before income tax	(3,524)	(1,541)	(5,669)	3,993	Income before income taxes
Income tax	298	396	372	(987)	Income tax expense (benefit)
Total	$(3,226)	$(1,145)	$(5,297)	$3,006

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and six months ended December 31, 2020 and 2019 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Currency contracts	$(19,496)	$(11,666)	$(32,964)	$7,691	Other (expense) income, net
Interest rate swaps	476	—	449	—	Other (expense) income, net
Total	$(19,020)	$(11,666)	$(32,515)	$7,691

5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $500 for the six months ended December 31, 2020:

	Gains (losses) on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2020	$(30,078)	$(1,399)	$(57,199)	$(88,676)
Other comprehensive income (loss) before reclassifications	7,638	(336)	12,074	19,376
Amounts reclassified from accumulated other comprehensive loss to net income	(5,297)	—	—	(5,297)
Net current period other comprehensive income (loss)	2,341	(336)	12,074	14,079
Balance as of December 31, 2020	$(27,737)	$(1,735)	$(45,125)	$(74,597)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2020 and June 30, 2020, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized losses of $4,323 and unrealized gains of $20,509, respectively, net of tax, have been included in accumulated other comprehensive loss.
6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2020 and June 30, 2020 was as follows:

	Vistaprint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2020	$150,846	$129,764	$155,197	$186,097	$621,904
Acquisitions (1)	71,401	—	—	—	71,401
Effect of currency translation adjustments (2)	6,939	12,098	14,471	—	33,508
Balance as of December 31, 2020	$229,186	$141,862	$169,668	$186,097	$726,813
_________________
(1) On October 1, 2020, we acquired 99designs which is included in our Vistaprint reportable segment. Refer to Note 7 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Business Combinations

On October 1, 2020, we acquired 99designs, Inc. and its subsidiaries ("99designs"), a global creative platform for graphic design. We acquired all outstanding shares of the company for a purchase price of $90,000, subject to a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $45,000 in cash at closing and will pay the remaining purchase consideration, including the post-closing adjustment, on February 15, 2022. The acquisition will be integrated into our Vistaprint business and provides a global platform that connects designers and clients, making it easier for small businesses to access both professional design services and marketing products in one place.

The table below details the consideration transferred to acquire 99designs:

Cash consideration (paid at closing)	$45,000
Fair value of deferred payment	43,381
Final post closing adjustment	310
Total purchase price	$88,691

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vistaprint reportable segment and the portion of such goodwill balance that is deductible for tax purposes is $20,257. Additionally, we identified and valued 99designs intangible assets which include their trade name, designer network, and developed technology.

Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing our valuation analysis, including certain valuation assumptions and tax matters. The final determination may result in changes in the fair value of certain assets and liabilities as compared to our preliminary estimates, which are expected to be finalized prior to the end of fiscal 2021.

The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,603	n/a
Accounts receivable, net	494	n/a
Prepaid expenses and other current assets	1,167	n/a
Property, plant and equipment, net	73	n/a
Other assets	142	n/a
Accounts payable	(220)	n/a
Accrued expenses	(6,679)	n/a
Deferred revenue	(5,806)	n/a
Other liabilities	(1,234)	n/a
Identifiable intangible assets
Trade name	1,550	2 years
Developed technology	13,400	3 years
Designer network	5,800	7 years
Goodwill	71,401	n/a
Total purchase price	$88,691	n/a

99designs has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of 99designs included in our consolidated financial statements for the three and six months ended December 31, 2020 are not material, and therefore no proforma financial information is presented. We utilized our credit facility to finance the acquisition. In connection with the acquisition, we incurred $682 and $1,183 in general and administrative expenses during the three and six months ended December 31, 2020, primarily related to legal, financial, and other professional services.

8. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2020	June 30, 2020
Compensation costs	$68,179	$67,307
Income and indirect taxes (1)	75,875	53,161
Advertising costs (1)	46,507	14,746
Interest payable	7,397	8,359
Production costs (1)	12,049	7,012
Sales returns	5,993	5,166
Shipping costs (1)	12,657	5,080
Professional fees	3,016	3,452
Purchases of property, plant and equipment	523	1,685
Other	58,843	44,796
Total accrued expenses	$291,039	$210,764
_________________
(1) The increase in income and indirect taxes, advertising, production, and shipping costs is due to increased sales volumes during our peak holiday season in the second quarter of our fiscal year. Advertising cost accruals are also driven by increased investment in upper-funnel advertising in Vistaprint.

Other current liabilities included the following:

	December 31, 2020	June 30, 2020
Current portion of finance lease obligations	$8,815	$8,055
Short-term derivative liabilities	27,210	3,521
Other	4,941	1,692
Total other current liabilities	$40,966	$13,268
Other liabilities included the following:

	December 31, 2020	June 30, 2020
Long-term finance lease obligations	$16,132	$18,617
Long-term derivative liabilities	69,071	51,800
Other (1)	71,873	17,770
Total other liabilities	$157,076	$88,187
_____________________
(1) The increase in other long term liabilities is driven by the deferred payment related to the 99designs acquisition totaling $43,691. Refer to Note 7 for additional details.

9. Debt

	December 31, 2020	June 30, 2020
7.0% Senior unsecured notes due 2026	$600,000	$600,000
Senior secured credit facility	404,375	570,483
12.0% Second lien notes due 2025	300,000	300,000
Other	10,997	11,694
Debt issuance costs and debt premiums (discounts)	(44,234)	(48,587)
Total debt outstanding, net	1,271,138	1,433,590
Less: short-term debt (1)	12,603	17,933
Long-term debt	$1,258,535	$1,415,657
_____________________
(1) Balances as of December 31, 2020 and June 30, 2020 are inclusive of short-term debt issuance costs, debt premiums and discounts of $10,567 and $10,362, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2020, the pre-existing financial maintenance covenants under our senior secured credit facility covenants are suspended, and we were in compliance with all financial and other covenants under the credit agreement as amended, the indenture governing our 2026 Notes, and the indenture governing our Second Lien Notes.
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
As of December 31, 2020, we have drawn commitments under the credit facility of $404,375 as follows:
•Revolving loans of $260,000 with a maturity date of November 15, 2024
•Term loans of $144,375 amortizing over the loan period, with a final maturity date of November 15, 2024
As of December 31, 2020, the weighted-average interest rate on outstanding borrowings was 5.94%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.35% to

0.50% depending on our total leverage ratio, and 0.50% during the covenant suspension period. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of December 31, 2020.
Second Lien Notes

On May 1, 2020, we completed a private placement of $300,000 in aggregate principal of 12% second lien notes due 2025 (the "Second Lien Notes") and warrants to funds managed by affiliates of Apollo Global Management, Inc. (the "Apollo Funds"). These Second Lien Notes and warrants were issued at a discount of $6,000, resulting in net proceeds of $294,000. We used the proceeds to pay down a portion of the term loans under our senior secured credit facility and to pay fees and expenses incurred in connection with the financing and the above-described amendment.

The Second Lien Notes bear interest at 12% per annum, 50% of which can be paid-in-kind at our option, and mature on May 15, 2025. We may prepay the Second Lien Notes in whole or in part after the first anniversary with a 3% premium, after the second anniversary with a 1% premium, and after the third anniversary with no premium with proceeds from certain debt financings.

Each of Cimpress' subsidiaries that guarantees our obligations under our senior secured credit agreement guarantees the Second Lien Notes. The Second Lien Notes and the guarantees thereof rank equal in right of payment with existing and future senior indebtedness of Cimpress, including Cimpress' and the subsidiary guarantors' obligations under the senior secured credit agreement, and are secured by the same assets securing Cimpress' and the subsidiary guarantors' obligations under the senior secured credit agreement on a second lien basis subject to limited exceptions and the terms of the intercreditor agreement among Cimpress, the subsidiary guarantors, JPMorgan Chase Bank, N.A. as administrative agent under the senior secured credit agreement, and U.S. Bank National Association as collateral agent under the indenture for the Second Lien Notes.

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

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2020 and June 30, 2020, we had $10,997 and $11,694, respectively, outstanding for those obligations that are payable through March 2025.
10. Income Taxes
Our income tax expense was $12,954 and $19,748 for the three and six months ended December 31, 2020, respectively, compared to a benefit of $93,795 and $87,680 for the three and six months ended December 31, 2019, respectively. In the three months ended December 31, 2019, we recognized a discrete tax benefit of $114,114 related to Swiss Tax Reform. Excluding this benefit, tax expense would have decreased, primarily attributable to decreased pre-tax income for the three and six months ended December 31, 2020 as compared to the same prior year periods. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2021 as compared to fiscal 2020, primarily due to increased non-deductible interest expense. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

During the six months ended December 31, 2020, our unrecognized tax benefits increased by $8,145, primarily due to tax positions taken in prior periods for which we have determined it is more likely than not that they will not be sustained upon audit. As of December 31, 2020, we had unrecognized tax benefits of $14,376, including accrued interest and penalties of $811. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $8,136 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $165 to $670 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2020 remain open for examination by the IRS and the years 2014 through 2020 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained, taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.
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
Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. As of December 31, 2020, the redemption value was less than the carrying value, and therefore no adjustment was required. During the second quarter of fiscal 2021, we repurchased equity interests ranging from 0.56% to 1.15% in each of the three businesses for a total of $5,063.

All Other Businesses
On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of BuildASign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. As of December 31, 2020, the redemption value increased above the carrying value due to continued strong financial performance, resulting in an adjustment to the redeemable noncontrolling interest of $966, which was recognized as an adjustment to retained earnings.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2020	$69,106
Accretion to redemption value recognized in retained earnings	1,086
Net income attributable to noncontrolling interest	2,291
Distribution to noncontrolling interest	(4,599)
Purchase of noncontrolling interest	(5,063)
Foreign currency translation	2,689
Balance as of December 31, 2020	$65,510
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of December 31, 2020, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vistaprint - Includes the operations of our global Vistaprint websites and our Webs-branded business, which is managed with the Vistaprint-branded digital business. Also included is our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations, our 99designs business which was acquired on October 1, 2020, as well as a legacy revenue stream with retail partners and franchise businesses
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses
•The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses
•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts
•All Other Businesses - Includes a collection of businesses grouped together based on materiality. With the exception of BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment consists of two early-stage businesses that we continue to manage at a relatively modest operating loss.
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
The expense value of our PSU awards is based on a Monte Carlo fair value analysis and is required to be expensed on an accelerated basis. In order to ensure comparability in measuring our businesses' results, we allocate the straight-line portion of the fixed grant value to our businesses. Any expense in excess of the amount as a result of the fair value measurement of the PSUs and the accelerated expense profile of the awards is recognized within central and corporate costs. All expense or benefit associated with our supplemental PSUs is recognized within central and corporate costs.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue (1):
Vistaprint	$436,317	$433,305	$765,608	$776,476
PrintBrothers	121,806	126,617	221,918	235,907
The Print Group	76,204	87,699	142,641	159,957
National Pen	114,692	127,985	182,341	198,148
All Other Businesses	55,365	49,774	98,843	92,050
Total segment revenue	804,384	825,380	1,411,351	1,462,538
Inter-segment eliminations	(18,239)	(5,047)	(38,706)	(8,246)
Total consolidated revenue	$786,145	$820,333	$1,372,645	$1,454,292
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended December 31, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$268,736	$—	$—	$48,678	$49,662	$367,076
Europe	126,877	121,564	69,343	47,578	—	365,362
Other	40,033	—	—	8,699	4,975	53,707
Inter-segment	671	242	6,861	9,737	728	18,239
Total segment revenue	436,317	121,806	76,204	114,692	55,365	804,384
Less: inter-segment elimination	(671)	(242)	(6,861)	(9,737)	(728)	(18,239)
Total external revenue	$435,646	$121,564	$69,343	$104,955	$54,637	$786,145

	Six Months Ended December 31, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$500,831	$—	$—	$78,999	$88,606	$668,436
Europe	204,125	221,505	129,721	68,182	—	623,533
Other	59,559	—	—	12,347	8,770	80,676
Inter-segment	1,093	413	12,920	22,813	1,467	38,706
Total segment revenue	765,608	221,918	142,641	182,341	98,843	1,411,351
Less: inter-segment elimination	(1,093)	(413)	(12,920)	(22,813)	(1,467)	(38,706)
Total external revenue	$764,515	$221,505	$129,721	$159,528	$97,376	$1,372,645

	Three Months Ended December 31, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$284,345	$—	$—	$54,400	$44,221	$382,966
Europe	121,143	126,288	86,713	60,887	—	395,031
Other	25,292	—	—	11,732	5,312	42,336
Inter-segment	2,525	329	986	966	241	5,047
Total segment revenue	433,305	126,617	87,699	127,985	49,774	825,380
Less: inter-segment elimination	(2,525)	(329)	(986)	(966)	(241)	(5,047)
Total external revenue	$430,780	$126,288	$86,713	$127,019	$49,533	$820,333

	Six Months Ended December 31, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$531,430	$—	$—	$95,942	$79,627	$706,999
Europe	195,601	235,335	158,539	83,200	—	672,675
Other	45,592	—	—	17,059	11,967	74,618
Inter-segment	3,853	572	1,418	1,947	456	8,246
Total segment revenue	776,476	235,907	159,957	198,148	92,050	1,462,538
Less: inter-segment elimination	(3,853)	(572)	(1,418)	(1,947)	(456)	(8,246)
Total external revenue	$772,623	$235,335	$158,539	$196,201	$91,594	$1,454,292

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes.

	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019		2020	2019
Segment EBITDA:
Vistaprint	$112,331	$138,858		$202,488	$226,161
PrintBrothers	16,457	16,459		26,172	27,236
The Print Group	12,569	18,105		24,752	31,739
National Pen	18,728	28,099		8,057	18,249
All Other Businesses	10,657	3,668		19,266	5,385
Total segment EBITDA	170,742	205,189		280,735	308,770
Central and corporate costs	(30,984)	(38,405)		(62,004)	(72,058)
Depreciation and amortization	(43,597)	(42,356)		(85,887)	(84,891)
Certain impairments and other adjustments	215	(936)		(568)	(760)
Restructuring-related charges	(2,182)	(1,897)		(2,096)	(4,087)
Total income from operations	94,194	121,595		130,180	146,974
Other (expense) income, net	(17,198)	(9,040)	—	(25,952)	6,634
Interest expense, net	(30,141)	(15,701)	—	(60,657)	(30,788)
Income before income taxes	$46,855	$96,854		$43,571	$122,820

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Depreciation and amortization:
Vistaprint	$14,952	$15,042	$28,539	$30,682
PrintBrothers	5,509	5,553	10,971	10,808
The Print Group	6,641	6,609	13,222	12,842
National Pen	6,255	5,523	12,322	11,104
All Other Businesses	4,391	5,888	10,259	11,861
Central and corporate costs	5,849	3,741	10,574	7,594
Total depreciation and amortization	$43,597	$42,356	$85,887	$84,891

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Purchases of property, plant and equipment:
Vistaprint	$2,515	$6,192	$4,449	$10,697
PrintBrothers	213	668	1,138	999
The Print Group	3,043	4,889	5,930	8,994
National Pen	1,372	761	2,824	2,777
All Other Businesses	1,014	595	1,968	2,370
Central and corporate costs	250	796	481	2,257
Total purchases of property, plant and equipment	$8,407	$13,901	$16,790	$28,094

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Capitalization of software and website development costs:
Vistaprint	$4,429	$4,357	$11,416	$9,779
PrintBrothers	185	291	591	622
The Print Group	433	424	663	875
National Pen	355	979	1,069	1,815
All Other Businesses	681	1,116	1,742	2,079
Central and corporate costs	5,558	3,779	10,964	8,247
Total capitalization of software and website development costs	$11,641	$10,946	$26,445	$23,417
The following table sets forth long-lived assets by geographic area:

	December 31, 2020	June 30, 2020
Long-lived assets (1):
United States	$147,268	$161,853
Netherlands	81,187	82,897
Canada	61,080	67,367
Switzerland	65,197	58,013
Italy	48,326	46,317
Jamaica	21,309	21,563
Australia	21,809	19,695
France	24,933	23,917
Japan	16,399	15,430
Other	97,686	94,922
Total	$585,194	$591,974
___________________
(1) Excludes goodwill of $726,813 and $621,904, intangible assets, net of $212,078 and $209,228, and deferred tax assets of $146,814 and $143,496 as of December 31, 2020 and June 30, 2020, respectively.
13. Commitments and Contingencies
Purchase Obligations
At December 31, 2020, we had unrecorded commitments under contract of $226,290, including third-party web services of $97,609, production and computer equipment purchases of $24,942, inventory and third-party fulfillment purchase commitments of $18,422, advertising of $17,750, professional and consulting fees of $8,374 and other unrecorded purchase commitments of $59,193.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $45,369 in aggregate as of December 31, 2020. This balance includes the deferred payment related to the 99designs acquisition totaling $43,691. Refer to Note 7 for additional details.

Modification of Lease Obligations
On January 6, 2021, we entered into an arrangement that modifies the lease agreement for our Waltham, Massachusetts office location, which results in us retaining a small portion of the previously leased office space in exchange for a reduction to our monthly rent payments. As part of the agreement, we will pay $8,761 in two equal installments, which includes both an early termination penalty and the rent we would have otherwise paid for the terminated space through June 30, 2021. The first payment was made on January 6, 2021, and the remaining amount is due on April 1, 2021. We separately entered into a lease agreement for a new office location in Waltham, Massachusetts which will commence on June 1, 2021. As of December 31, 2020, the total remaining lease commitments through September 2026 were $67,953. Under the modified lease term, combined with the new lease arrangement, the total lease commitments through September 2026 will be $20,501, excluding the termination penalties included above.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three and six months ended December 31, 2020, we recognized restructuring costs of $2,182 and $2,096, respectively, due to organizational changes within our The Print Group segment intended to streamline certain activities. During the three and six months ended December 31, 2019, we recognized restructuring charges of $1,897 and $4,087, respectively, related primarily to charges within our Vistaprint reportable segment.

The following table summarizes the restructuring activity during the six months ended December 31, 2020:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2020	$5,969	$77	$6,046
Restructuring charges	1,453	643	2,096
Cash payments	(3,961)	—	(3,961)
Non-cash charges (1)	—	(643)	(643)
Accrued restructuring liability as of December 31, 2020	$3,461	$77	$3,538
(1) Non-cash charges primarily include the write-off of property, plant and equipment, net in The Print Group segment to streamline certain activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues, the potential effects of the COVID-19 pandemic and our expectations with respect to our business and financial results during and after the pandemic, our expectations with respect to our market and market share during and after the pandemic, sufficiency of our liquidity position, our future compliance with our debt covenants, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to take the actions that we plan to take or the failure of those actions to achieve the results we expect; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Form 10-K for the fiscal year ended June 30, 2020 and the other documents that we periodically file with the SEC.
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
As of December 31, 2020, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
COVID-19
The pandemic and related restrictions continue to have a negative impact on our businesses, customers and the markets that we serve. Our year-over-year decline in reported revenue improved in the second quarter of fiscal 2021 as compared to the first quarter of fiscal 2021 due to favorable currency movements and acquisition timing; and otherwise it was flat compared to last quarter, despite sequentially intensified restrictions in various jurisdictions in which we sell our products. Even with the impacts of the pandemic, we continue to hire talent and make investments in technology, data, new product introduction, customer experience improvements, and branding that are designed to build on our competitive advantages and enable our businesses to grow as we come out of the pandemic. We don't know how long that will take, and while the promise of COVID-19 vaccinations gives us optimism, recently we see increasingly severe restrictions in many of our major markets that are impacting small business activity and our revenue. We continue to maintain flexibility in our cost structure, while at the same time increasing investment in areas we believe will generate high return on investment beyond the pandemic. We believe our financial results have been stronger through the pandemic than traditional offline competitors as a result of our diverse product portfolio and economically advantaged business model, which gives us confidence in our ability to grow as we come out of the pandemic.

Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three and six months ended December 31, 2020 as compared to the three and six months ended December 31, 2019 follows:
Second Quarter Fiscal 2021
•Revenue decreased by 4% to $786.1 million.
•Revenue decreased by 9% when excluding the impact of currency fluctuations and acquisitions ("organic constant-currency revenue growth," a non-GAAP financial measure).
•Operating income decreased by $27.4 million to $94.2 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $42.1 million to $143.4 million.
Year to Date Fiscal 2021
•Revenue decreased by 6% to $1,372.6 million.
•Organic constant-currency revenue decreased by 10%.
•Operating income decreased by $16.8 million to $130.2 million.
•Adjusted EBITDA decreased by $33.1 million to $231.9 million.
•Cash provided by operating activities decreased by $8.9 million to $256.2 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $0.7 million to $212.9 million.
For the second quarter of fiscal year 2021, our revenue declined year-over-year as the COVID-19 pandemic continues to negatively impact our results. These results vary by segment because each business has different product mix and customers with unique challenges. Revenue from event-driven and some small business products continued to decline, partially offset by revenue from new products introduced in reaction to the pandemic such as face masks (about 5% of total revenue for the quarter) and consumer products in Vistaprint and BuildASign that in total grew 6% year-over-year, excluding invitations and announcements which is an event-driven category.
For the second quarter of fiscal 2021, operating income decreased by $27.4 million, due to the gross profit decline driven by the decrease in revenue described above. Additionally, we incurred $4.5 million of expense for pandemic-related products, most notably for disposable masks in National Pen, for which pricing and demand have dropped. The negative impact of the pandemic on demand was partially offset by variable cost controls and fixed cost savings, but the gross margin profile of our revenue mix was unfavorable compared to last year particularly in Vistaprint, and advertising and operating expenses increased with increased investments in talent and strategic projects. Operating income benefited from $4.0 million of COVID-19-related government incentives, primarily to offset wages for manufacturing and customer service team members in countries where demand decreased but roles were maintained.
Adjusted EBITDA decreased year-over-year, primarily due to the gross profit decrease described above. Adjusted EBITDA excludes restructuring charges and share-based compensation expense, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was negative by approximately $4.0 million.

Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and primarily in our Vistaprint business) we provide digital services, website design and hosting, and email marketing services, as well as generate a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.
Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2020 and 2019 are shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint (3)	$436,317	$433,305	1%	(3)%	(2)%	(4)%	(6)%
PrintBrothers	121,806	126,617	(4)%	(7)%	(11)%	—%	(11)%
The Print Group	76,204	87,699	(13)%	(6)%	(19)%	—%	(19)%
National Pen	114,692	127,985	(10)%	(3)%	(13)%	—%	(13)%
All Other Businesses	55,365	49,774	11%	3%	14%	—%	14%
Inter-segment eliminations	(18,239)	(5,047)
Total revenue	$786,145	$820,333	(4)%	(3)%	(7)%	(2)%	(9)%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint (3)	$765,608	$776,476	(1)%	(2)%	(3)%	(2)%	(5)%
PrintBrothers	221,918	235,907	(6)%	(6)%	(12)%	(1)%	(13)%
The Print Group	142,641	159,957	(11)%	(5)%	(16)%	—%	(16)%
National Pen	182,341	198,148	(8)%	(2)%	(10)%	—%	(10)%
All Other Businesses	98,843	92,050	7%	3%	10%	—%	10%
Inter-segment eliminations	(38,706)	(8,246)
Total revenue	$1,372,645	$1,454,292	(6)%	(2)%	(8)%	(2)%	(10)%
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
(3) The Vistaprint segment includes revenue from our 99designs business since its acquisition date of October 1, 2020.
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

Consolidated Cost of Revenue
Cost of revenue includes materials used by our businesses to manufacture their products, payroll and related expenses for production and design services personnel, depreciation of assets used in the production process and in support of digital marketing service offerings, shipping, handling and processing costs, third-party production and design costs, costs of free products and other related costs of products our businesses sell.

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$385,979	$394,018	$684,823	$719,683
% of revenue	49.1%	48.0%	49.9%	49.5%
For the three and six months ended December 31, 2020, consolidated cost of revenue decreased by $8.0 million and $34.9 million, respectively, due to reduced demand-dependent cost of goods sold including third-party fulfillment, material, and shipping costs which decreased across several of our segments that continued to be impacted by the COVID-19 pandemic. For the three and six months ended December 31, 2020, we realized approximately $2.5 million and $5.6 million, respectively, of wage offset benefits from government incentives in locations where demand decreased materially but roles were maintained. These decreases were partially offset by $4.5 million and $5.5 million of expense during the three and six months ended December 31, 2020, respectively, related to losses associated with the decline in market demand and pricing for disposable masks.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Technology and development expense	$65,036	$64,427	1%	$123,525	$127,594	(3)%
% of revenue	8.3%	7.9%		9.0%	8.8%
Marketing and selling expense	$182,322	$173,336	5%	$320,472	$334,253	(4)%
% of revenue	23.2%	21.1%		23.3%	23.0%
General and administrative expense	$42,979	$51,910	(17)%	$84,791	$95,533	(11)%
% of revenue	5.5%	6.3%		6.2%	6.6%
Amortization of acquired intangible assets	$13,453	$13,150	2%	$26,758	$26,168	2%
% of revenue	1.7%	1.6%		1.9%	1.8%
Restructuring expense	$2,182	$1,897	15%	$2,096	$4,087	(49)%
% of revenue	0.3%	0.2%		0.2%	0.3%
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
Technology and development expenses increased by $0.6 million for the three months ended December 31, 2020 and decreased by $4.1 million for the six months ended December 31, 2020, as compared to the prior comparative periods. The increase for the second quarter of fiscal 2021 was due to fluctuations in currency exchange rates. Both periods benefited from decreases in costs from our fiscal 2020 reorganization of our central technology and Vistaprint teams as well as continued reductions in discretionary spend including travel and training expenses.

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
Our marketing and selling expenses during the three months ended December 31, 2020 increased by $9.0 million as compared to the prior comparative period, driven primarily by increased spend in our Vistaprint business due to further expanded return on advertising spend targets, as well as increased brand sponsorships and upper-funnel advertising investment along with associated agency fees. These increases were partially offset by reductions in advertising across several of our other businesses as they continue to control advertising spend levels in line with demand.
For the six months ended December 31, 2020, marketing and selling expenses decreased by $13.8 million, as compared to the prior year. The decrease from the prior comparative period is primarily due to the year-over-year reduction in advertising spend in our Vistaprint business, which is partially offset by progressive increases in upper-funnel advertising investments. We also recognized a decrease in marketing costs in our National Pen business of $7.9 million, primarily due to pandemic-related initiatives to lower costs, which included reductions to direct mail prospecting activities and cost savings from initiatives intended to reduce costs in service centers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and six months ended December 31, 2020, general and administrative expenses decreased by $8.9 million and $10.7 million, respectively, as compared to the prior comparative periods, primarily due to lower professional fees as a result of the non-recurrence of costs related to strategic projects in our Vistaprint business, as well as the Cimpress' cross-border merger to Ireland in fiscal year 2020. For both periods, we also realized lower share-based compensation costs and discretionary spend.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively as compared to the three and six months ended December 31, 2019. The increase is driven by the acquisition of 99designs, as discussed in Note 7 in our accompanying consolidated financial statements, partially offset by the reduction of amortization expense in our BuildASign business as certain intangible assets became fully amortized during the current quarter.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs.
During the three and six months ended December 31, 2020, we recognized restructuring expense of $2.2 million and $2.1 million, respectively, due to actions taken in The Print Group reportable segment which are intended to streamline certain activities within the segment. We recognized restructuring expense of $1.9 million and $4.1 million, respectively in the three and six months ended December 31, 2019 due to prior year actions taken in our Vistaprint business.

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
The following table summarizes the components of other (expense) income, net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
(Losses) gains on derivatives not designated as hedging instruments	$(19,020)	$(11,666)	$(32,515)	$7,691
Currency-related gains (losses), net	1,809	2,645	5,884	(767)
Other gains (losses)	13	(19)	679	(290)
Total other (expense) income, net	$(17,198)	$(9,040)	$(25,952)	$6,634
The decrease in other (expense) income, net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net increased by $14.4 million and $29.9 million during the three and six months ended December 31, 2020, as compared to the prior comparable periods. This is primarily due to the additional $200.0 million offering of our 7% senior unsecured notes in February 2020 and issuance of our $300.0 million 12% second lien notes in May 2020.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income tax expense (benefit)	$12,954	$(93,795)	$19,748	$(87,680)
Effective tax rate	27.6%	(96.8)%	45.3%	(71.4)%

Income tax expense for the three and six months ended December 31, 2020 increased as compared to the prior year primarily attributable to the discrete tax benefit of $114.1 million related to Swiss Tax Reform recorded in the three months ended December 31, 2019. Excluding this benefit, tax expense would have decreased, primarily attributable to decreased pre-tax income for the three and six months ended December 31, 2020 as compared to the same prior year periods. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2021 as compared to fiscal 2020 primarily due to increased non-deductible interest expense. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

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
Vistaprint

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$436,317	$433,305	1%	$765,608	$776,476	(1)%
Segment EBITDA	112,331	138,858	(19)%	202,488	226,161	(10)%
% of revenue	26%	32%		26%	29%
Segment Revenue
Vistaprint's reported revenue decline for the three and six months ended December 31, 2020 was positively affected by currency impacts of 3% and 2%, respectively. When excluding the benefit from the recent acquisition of 99designs, Vistaprint's organic constant-currency revenue decline was 6% for the three months ended December 31, 2020 and 5% for the six months ended December 31, 2020. The revenue decline was primarily driven by the impact of the pandemic on customer demand, partially offset by the sale of pandemic-related products, such as face masks. During the second quarter of fiscal 2021, heightened pandemic-related restrictions in certain countries negatively impacted revenue for some business products and event-related consumer products like invitations and announcements, while Vistaprint delivered growth in photo products and other holiday products.
Segment Profitability
For the three and six months ended December 31, 2020, the decrease to Vistaprint's segment EBITDA was primarily due to a decline in gross profit driven by the revenue decrease described above, as well as a revenue mix shift to lower margin products during the second quarter of fiscal 2021. This was combined with increased investment in advertising which included expanded return on advertising spend targets and progressive increases in upper-funnel advertising investments (including related agency fees) and brand-based sponsorships. Additionally, an increase in operating expenses was driven by continued hiring and increased spend related to customer experience, partially offset by technology savings from our fiscal 2020 restructuring and reduced spend for consulting projects compared to the prior year periods. For the three and six months ended December 31, 2020, Vistaprint received $2.4 million and $4.9 million, respectively in government incentives to offset wages in locations where demand decreased materially but roles were maintained. Vistaprint's segment EBITDA was positively impacted by currency movements for both periods presented.

PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$121,806	$126,617	(4)%	$221,918	$235,907	(6)%
Segment EBITDA	16,457	16,459	—%	26,172	27,236	(4)%
% of revenue	14%	13%		12%	12%
Segment Revenue
PrintBrothers' reported revenue decline for the three and six months ended December 31, 2020 was positively affected by currency impacts of 7% and 6%, respectively, resulting in a constant-currency revenue decline, excluding the impact of acquisitions, of 11% and 13%, respectively. The revenue decline was due to impacts from COVID-19, as the pandemic continued to have a negative effect on demand in the quarter, though less so than our upload and print businesses serving southern European and UK markets.
Segment Profitability
PrintBrothers' segment EBITDA decreased slightly during the three and six months ended December 31, 2020 as compared to the prior comparative periods, due primarily to the revenue declines described above. A portion of the decline in segment EBITDA driven by the revenue decline was partially offset by discretionary cost controls and government incentive program benefits of $0.9 million and $1.8 million for the three and six months ended December 2020, respectively. PrintBrothers' segment EBITDA was positively impacted by currency movements for both periods presented.
The Print Group

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$76,204	$87,699	(13)%	$142,641	$159,957	(11)%
Segment EBITDA	12,569	18,105	(31)%	24,752	31,739	(22)%
% of revenue	16%	21%		17%	20%
Segment Revenue
The Print Group's reported revenue decline for the three and six months ended December 31, 2020 was positively affected by currency impacts of 6% and 5%, respectively, resulting in a decrease in revenue on a constant-currency basis of 19% and 16%, respectively. The revenue decline was due to impacts from the COVID-19 pandemic as these trends worsened when compared to the first quarter of fiscal year 2021, due to new lockdowns in the geographies that these businesses serve. These businesses benefited from the introduction of new products relevant to the pandemic and leveraged by other Cimpress businesses in Europe, which increased inter-segment sales that are included in segment results but eliminated at the consolidated level.
Segment Profitability
The Print Group's segment EBITDA decreased during the three and six months ended December 31, 2020, as compared to the prior comparative periods, primarily driven by the revenue decline described above. This was partially offset by discretionary cost controls, benefits from government incentives totaling $0.7 million and $1.3 million, respectively, and efficiency gains from leveraging our mass customization platform to shift production to lower-cost sources. The Print Group's segment EBITDA was positively impacted by currency movements for both periods presented.

National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue	$114,692	$127,985	(10)%	$182,341	$198,148	(8)%
Segment EBITDA	18,728	28,099	(33)%	8,057	18,249	(56)%
% of revenue	16%	22%		4%	9%
Segment Revenue
National Pen's reported revenue decrease for the three and six months ended December 31, 2020 was positively affected by currency impacts of 3% and 2%, respectively, resulting in constant-currency revenue decline of 13% and 10%, respectively. This performance is slightly worse than year-over-year revenue results during the first quarter of fiscal year 2021, but still significantly better than the results during the height of pandemic impact in the fourth quarter of fiscal year 2020. National Pen executed well on its holiday peak in light of the pandemic, but revenue was muted compared to last year. National Pen's sales to larger businesses continue to be negatively impacted due to cancelled trade shows and other large-scale events. Product sales to other Cimpress businesses continued to supplement some of the lost volume from lower demand.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three and six months ended December 31, 2020 was due to the revenue decline described above. The impacts of lower revenue on National Pen's fixed cost base negatively impacted profitability this quarter in comparison to the year ago periods, partially offset by reduced variable cost, advertising and discretionary spend. National Pen was negatively impacted by the sale of disposable masks at a loss, as well as the recognition of an inventory reserves to reduce the carrying value of all remaining disposable masks held in inventory to current market prices of $4.4 million and $5.4 million, respectively, for the three and six months ended December 31, 2020. National Pen's segment EBITDA was positively impacted by currency movements for both periods presented.

All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Reported Revenue (1)	$55,365	$49,774	11%	$98,843	$92,050	7%
Segment EBITDA (1)	10,657	3,668	191%	19,266	5,385	258%
% of revenue	19%	7%		19%	6%
___________________
(1) Our All Other Businesses segment includes the results of our VIDA acquisition from July 2, 2018 through the divestiture date of April 10, 2020.
This segment consists of BuildASign, which is a larger and profitable business, and two small, rapidly evolving early-stage businesses through which Cimpress is expanding to new markets. These early-stage businesses continue to have operating losses as previously described and as planned.
Segment Revenue
All Other Businesses' constant-currency revenue excluding the impact of acquisitions increased by 14% and 10% for the three and six months ended December 31, 2020, respectively. This was primarily driven by continued growth at BuildASign, whose home décor and pandemic-focused signage products continued to generate strong results. In addition, the business benefited from higher volumes of political signage in comparison to the prior year due to the 2020 election season in the United States. BuildASign's strong stand-alone execution is compounded by the business increasingly leveraging our mass customization platform to drive new product introduction and improve customer experience. Revenue also grew year-over-year in our smaller Printi and YSD businesses.

Segment Profitability
Within the All Other Businesses segment, each business improved its profitability for the three and six months ended December 31, 2020 as compared to the comparable periods, with the overall improvement primarily driven by revenue growth and advertising efficiency in BuildASign. Printi and YSD reduced losses through revenue growth and improved efficiency. Our divestiture of loss-making VIDA in the fourth quarter of fiscal year 2020 also contributed to year-over-year profit improvements in the second quarter.
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
Central and corporate costs decreased by $7.4 million and $10.1 million during the three and six months ended December 31, 2020, respectively, as compared to the prior year periods, due to lower professional fees, share-based compensation expense and discretionary spend, including travel and training costs.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$256,168	$265,097
Net cash used in investing activities	(76,677)	(53,816)
Net cash used in financing activities	(191,754)	(207,390)
At December 31, 2020, we had $36.9 million of cash and cash equivalents and $1,315.4 million of debt, excluding debt issuance costs, and debt premiums and discounts. Under the terms of our April 28, 2020 credit facility amendment, we are required to use cash balances in excess of $100.0 million, if any, to repay the revolving loans under our senior secured credit facility.
The cash flows during the six months ended December 31, 2020 related primarily to the following items:
Cash inflows:
•Net income of $23.8 million
•Adjustments for non-cash items of $136.3 million primarily related to positive adjustments for depreciation and amortization of $85.9 million, share-based compensation costs of $13.5 million and unrealized currency-related losses of $29.4 million
•The changes in operating assets and liabilities were a source of cash during the period, driven by increases in accounts payable and accrued expenses, largely driven by our seasonally strong second quarter
Cash outflows:
•Payments of debt of $171.5 million, net of borrowings and inclusive of debt issuance costs
•Acquisition of 99designs for $36.4 million, net of cash acquired and excluding the deferred payment and post-closing adjustment that are payable February 15, 2022
•Internal and external costs of $26.4 million for software and website development that we have capitalized

•Capital expenditures of $16.8 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities and computer and office equipment
•Payment of withholding taxes in connection with share awards of $5.6 million
•Purchase of noncontrolling interest of $5.1 million and distribution to noncontrolling interest holders of $4.6 million
•Payments for finance lease arrangements of $3.3 million
Additional Liquidity and Capital Resources Information. During the six months ended December 31, 2020, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of December 31, 2020, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $40.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
We have historically allocated a material amount of capital to purchases of our ordinary shares and corporate acquisitions. The April 2020 amendment to our credit facility prohibits us from repurchasing our shares and limits acquisitions for the period in which the financial maintenance covenants associated with our senior secured credit facility are suspended.
Debt. As of December 31, 2020, we had aggregate loan commitments from our senior secured credit facility totaling $994.4 million. The loan commitments consisted of revolving loan borrowings of $260.0 million and term loans of $144.4 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of December 31, 2020, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
December 31, 2020
Maximum aggregate available for borrowing	$994,375
Outstanding borrowings of senior secured credit facility	(404,375)
Remaining amount	590,000
Limitations to borrowing due to debt covenants and other obligations (1)	(4,950)
Amount available for borrowing as of December 31, 2020 (2)	$585,050
_________________
(1) As of December 31, 2020, our pre-existing financial maintenance covenants are suspended and we are in compliance with the new restrictions in place, with the primary maintenance covenant during the suspension period that we must maintain liquidity above $50.0 million. Refer to Note 9 in our accompanying consolidated financial statements for further description of the restrictions in place during the covenant suspension period.
(2) Share purchases, dividend payments, and corporate acquisitions are subject to more restrictive covenants, and therefore we may not be able to use the full amount available for borrowing for these purposes.
Debt Covenants. The April 2020 amendment to our senior secured facility suspended our pre-existing financial maintenance covenants until December 31, 2021, including the total and senior secured leverage covenants and interest coverage ratio covenant. Refer to Note 9 in our accompanying consolidated financial statements for additional information.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2020, we had $11.0 million outstanding for other debt payable through March 2025.

Contractual Obligations
Contractual obligations at December 31, 2020 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1) (2)	$154,721	$37,085	$54,324	$33,877	$29,435
Purchase commitments	226,290	121,172	89,243	15,875	—
Senior unsecured notes and interest payments	831,000	42,000	84,000	84,000	621,000
Second lien notes and interest payments	462,000	36,000	72,000	354,000	—
Other debt and interest payments (3)	520,394	51,548	88,050	380,796	—
Finance leases, net of subleases (1)	20,304	6,729	9,651	3,123	801
Other	45,369	943	44,426	—	—
Total (4)	$2,260,078	$295,477	$441,694	$871,671	$651,236
___________________
(1) Operating and finance lease payments included above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses, which are not included in these payments.
(2) On January 6, 2021, we amended our Waltham lease agreement to reduce the amount of space leased. As part of the agreement, we will pay $8.8 million in two equal installments, which includes both an early termination penalty and the rent we would have otherwise paid for the terminated space through June 30, 2021. We have separately entered into a lease agreement for a new office space in Waltham, Massachusetts, which will commence on June 1, 2021. The amended lease terms, combined with the new lease agreement, will result in a reduction to total lease commitments of $47.5 million, exclusive of the termination penalty. Refer to Note 13 in our accompanying consolidated financial statements for additional details.
(3) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $0.6 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(4) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $8.1 million as of December 31, 2020 have been excluded from the contractual obligations table above. For further information on uncertain tax positions, see Note 9 in our accompanying consolidated financial statements for additional details.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.1 million.
Purchase Commitments. At December 31, 2020, we had unrecorded commitments under contract of $226.3 million. Purchase commitments consisted of third-party web services of $97.6 million, production and computer equipment purchases of $24.9 million, inventory and third-party fulfillment purchase commitments of $18.4 million, advertising of $17.8 million, commitments for professional and consulting fees of $8.4 million and other unrecorded purchase commitments of $59.2 million.
Senior Unsecured Notes and Interest Payments. Our senior unsecured notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Second Lien Notes and Interest Payments. Our senior secured notes due 2025 bear interest at a rate of 12.0% per annum and mature on May 15, 2025. Interest on the notes is payable semi-annually on May 15 and November 15 of each year and has been included in the table above. At our option, we may elect to pay interest on up to 50.0% of the then outstanding principal amount of the notes as paid-in-kind and applied to the outstanding principal balance of the notes.
Other Debt and Interest Payments. At December 31, 2020, the term loans of $144.4 million outstanding under our credit agreement had repayments due on various dates through November 15, 2024, with the revolving loans outstanding under our $260.0 million revolving credit facility due on November 15, 2024. Interest payable included in this table is based on the interest rate as of December 31, 2020, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of December 31, 2020 we had $11.0 million outstanding for those obligations that have repayments due on various dates through March 2025.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2020, is $60.5 million, net of accumulated depreciation of $41.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2020 amounts to $24.9 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $45.4 million in the aggregate.This balance includes the deferred payment related to the 99designs acquisition totaling $43.7 million. Refer to Note 7 in our accompanying consolidated financial statements for additional details.
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

The table below sets forth operating income and adjusted EBITDA for the three and six months ended December 31, 2020 and 2019:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
GAAP operating income	$94,194	$121,595	$130,180	$146,974
Exclude expense (benefit) impact of:
Depreciation and amortization	43,597	42,356	85,887	84,891
Share-based compensation expense (1)	5,243	8,325	13,526	13,075
Certain impairments and other adjustments	(215)	936	568	760
Restructuring-related charges	2,182	1,897	2,096	4,087
Realized (losses) gains on currency derivatives not included in operating income	(1,578)	10,408	(361)	15,246
Adjusted EBITDA	$143,423	$185,517	$231,896	$265,033
_________________
(1) The adjustment for share-based compensation expense excludes the portion of share-based compensation expense included in restructuring related charges, if any, to avoid double counting.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three and six months ended December 31, 2020 and 2019:

In thousands	Six Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$256,168	$265,097
Purchases of property, plant and equipment	(16,790)	(28,094)
Capitalization of software and website development costs	(26,445)	(23,417)
Adjusted free cash flow	$212,933	$213,586

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of December 31, 2020, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2020, we had $404.4 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2020, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an immaterial impact to interest expense over the next 12 months.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a decrease of $0.9 million and an increase of $14.2 million on our income before income taxes for the three months ended December 31, 2020 and 2019, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 1 of Part I, “Financial Statements - Note 13 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Report.

Item 1A. Risk Factors
There have been no material changes with respect to the risk factors we disclosed in our Form 10-K for the fiscal year ended June 30, 2020 and our Form 10-Q for the fiscal quarter ended September 30, 2020.

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

On April 28, 2020, we entered into an amendment to our senior secured credit agreement, which suspended our financial maintenance covenants in addition to prohibiting us from repurchasing shares during the suspension period. Refer to Note 9 for additional information. We did not purchase any of our ordinary shares during the three months ended December 31, 2020.

Item 6. Exhibits, Financial Statement Schedules

Exhibit No.	Description
10.1	2020 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 30, 2020
10.2	Form of Restricted Share Unit Agreement under our 2020 Equity Incentive Plan
10.3	Form of Performance Share Unit Agreement for employees and executives under our 2020 Equity Incentive Plan
10.4	Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2020 Equity Incentive Plan
10.5	Form of Performance Share Unit Agreement for our Board of Directors under our 2020 Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
January 28, 2021                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)