Form 10-Q
period 2021-03-31
CIMPRESS plc
filed 2021-04-29
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 26, 2021, there were 26,033,704 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$36,364	$45,021
Accounts receivable, net of allowances of $10,103 and $9,651, respectively	45,365	34,596
Inventory	76,104	80,179
Prepaid expenses and other current assets	75,717	88,608
Total current assets	233,550	248,404
Property, plant and equipment, net	312,560	338,659
Operating lease assets, net	84,581	156,258
Software and website development costs, net	81,677	71,465
Deferred tax assets	135,491	143,496
Goodwill	706,626	621,904
Intangible assets, net	194,502	209,228
Other assets	34,276	25,592
Total assets	$1,783,263	$1,815,006
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$174,947	$163,891
Accrued expenses	265,593	210,764
Deferred revenue	42,298	39,130
Short-term debt	9,012	17,933
Operating lease liabilities, current	29,508	41,772
Other current liabilities	77,669	13,268
Total current liabilities	599,027	486,758
Deferred tax liabilities	27,612	33,811
Long-term debt	1,332,234	1,415,657
Operating lease liabilities, non-current	72,142	128,963
Other liabilities	92,786	88,187
Total liabilities	2,123,801	2,153,376
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	64,250	69,106
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,003,676 and 25,885,675 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	28
Treasury shares, at cost, 18,076,951 and 18,194,952 shares, respectively	(1,368,721)	(1,376,496)
Additional paid-in capital	448,432	438,616
Retained earnings	599,833	618,437
Accumulated other comprehensive loss	(84,975)	(88,676)
Total shareholders' deficit	(404,788)	(407,476)
Total liabilities, noncontrolling interests and shareholders’ deficit	$1,783,263	$1,815,006
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue	$578,851	$597,960	$1,951,496	$2,052,252
Cost of revenue (1)	302,022	309,598	986,845	1,029,281
Technology and development expense (1)	62,572	67,693	186,097	195,287
Marketing and selling expense (1)	154,472	148,803	474,944	483,056
General and administrative expense (1)	62,358	45,148	147,149	140,681
Amortization of acquired intangible assets	13,506	12,693	40,264	38,861
Restructuring expense (1)	(382)	919	1,714	5,006
Impairment of goodwill	—	100,842	—	100,842
(Loss) income from operations	(15,697)	(87,736)	114,483	59,238
Other income (expense), net	9,785	22,537	(16,167)	29,171
Interest expense, net	(29,002)	(17,262)	(89,659)	(48,050)
(Loss) income before income taxes	(34,914)	(82,461)	8,657	40,359
Income tax expense (benefit)	3,927	1,039	23,675	(86,641)
Net (loss) income	(38,841)	(83,500)	(15,018)	127,000
Add: Net income attributable to noncontrolling interest	(209)	(1,384)	(2,500)	(1,630)
Net (loss) income attributable to Cimpress plc	$(39,050)	$(84,884)	$(17,518)	$125,370
Basic net (loss) income per share attributable to Cimpress plc	$(1.50)	$(3.26)	$(0.67)	$4.54
Diluted net (loss) income per share attributable to Cimpress plc	$(1.50)	$(3.26)	$(0.67)	$4.43
Weighted average shares outstanding — basic	26,003,675	26,024,229	25,984,300	27,608,387
Weighted average shares outstanding — diluted	26,003,675	26,024,229	25,984,300	28,317,440
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cost of revenue	$99	$66	$233	$251
Technology and development expense	2,284	2,014	5,690	5,791
Marketing and selling expense	1,808	1,145	4,247	367
General and administrative expense	5,354	5,683	12,901	15,574
Restructuring expense	—	(16)	—	756

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net (loss) income	$(38,841)	$(83,500)	$(15,018)	$127,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains, net of hedges	(14,571)	1,490	192	3,110
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	5,809	(21,201)	13,447	(22,258)
Amounts reclassified from accumulated other comprehensive (loss) income to net (loss) income on derivative instruments	(3,085)	2,531	(8,382)	5,537
Loss on pension benefit obligation, net	—	—	(336)	—
Comprehensive (loss) income	(50,688)	(100,680)	(10,097)	113,389
Add: Comprehensive loss (income) attributable to noncontrolling interests	1,260	(1,515)	(3,720)	(967)
Total comprehensive (loss) income attributable to Cimpress plc	$(49,428)	$(102,195)	$(13,817)	$112,422
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2020	44,080	$615	25	$28	(18,077)	$(1,368,723)	$438,863	$638,883	$(74,597)	$(364,931)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	—	2	(3)	—	—	(1)
Share-based compensation expense	—	—	—	—	—	—	9,572	—	—	9,572
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(39,050)	—	(39,050)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(13,102)	(13,102)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	2,724	2,724
Balance at March 31, 2021	44,080	$615	25	$28	(18,077)	$(1,368,721)	$448,432	$599,833	$(84,975)	$(404,788)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2021	2020
Operating activities
Net (loss) income	$(15,018)	$127,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	128,696	126,731
Impairment of goodwill	—	100,842
Share-based compensation expense	23,071	22,739
Impairment of long-lived assets	19,882	—
Deferred taxes	2,513	(109,990)
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	18,280	(4,604)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	2,537	(1,027)
Other non-cash items	2,149	4,936
Changes in operating assets and liabilities:
Accounts receivable	(9,651)	13,750
Inventory	4,982	(7,876)
Prepaid expenses and other assets	(5,242)	11,631
Accounts payable	10,590	5,590
Accrued expenses and other liabilities	36,159	(5,661)
Net cash provided by operating activities	218,948	284,061
Investing activities
Purchases of property, plant and equipment	(22,736)	(38,638)
Business acquisitions, net of cash acquired	(36,395)	(4,272)
Capitalization of software and website development costs	(45,321)	(35,824)
Proceeds from the sale of assets	3,574	1,633
Proceeds from settlement of derivatives designated as hedging instruments	—	27,732
Other investing activities	(269)	1,556
Net cash used in investing activities	(101,147)	(47,813)
Financing activities
Proceeds from borrowings of debt	534,051	1,043,600
Proceeds from issuance of senior notes	—	210,500
Payments of debt	(639,519)	(603,049)
Payments of debt issuance costs	(2,461)	(4,862)
Payments of purchase consideration included in acquisition-date fair value	(1,205)	(358)
Payments of withholding taxes in connection with equity awards	(5,593)	(41,417)
Payments of finance lease obligations	(5,486)	(8,354)
Purchase of noncontrolling interests	(5,063)	—
Purchase of ordinary shares	—	(627,056)
Proceeds from issuance of ordinary shares	—	6
Distribution to noncontrolling interest	(4,599)	(3,955)
Other financing activities	(310)	(1,811)
Net cash used in financing activities	(130,185)	(36,756)
Effect of exchange rate changes on cash	3,727	(5,180)
Change in cash held for sale	—	(1,326)
Net (decrease) increase in cash and cash equivalents	(8,657)	192,986
Cash and cash equivalents at beginning of period	45,021	35,279
Cash and cash equivalents at end of period	$36,364	$228,265

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$66,314	$42,763
Income taxes	13,056	9,720
Non-cash investing and financing activities
Property and equipment acquired under finance leases	5,630	1,591
Amounts accrued related to business acquisitions	44,680	2,369
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2020. There have been no material changes to our significant accounting policies during the three and nine months ended March 31, 2021.

Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Gains (losses) on derivatives not designated as hedging instruments (1)	$18,724	$18,039	$(13,791)	$25,730
Currency-related (losses) gains, net (2)	(8,841)	3,950	(2,957)	3,183
Other (losses) gains	(98)	548	581	258
Total other income (expense), net	$9,785	$22,537	$(16,167)	$29,171
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts and interest rate swaps not designated as hedging instruments, including gains of $6,394 and $6,759 for the three and nine months ended March 31, 2021, respectively, related to certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness, which had an immaterial impact in the comparative periods..
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related (losses) gains, net are primarily driven by this intercompany activity for the periods presented. In addition, we have certain cross-currency swaps designated as cash flow hedges which hedge the remeasurement of certain intercompany loans; both are presented in the same component above. The unrealized gains related to cross-currency swaps for the three months ended March 31, 2021 were $6,288, and the unrealized losses were $5,233 for the nine months ended March 31, 2021, as compared to unrealized gains of $1,807 and $3,627 for the three and nine months ended March 31, 2020, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Weighted average shares outstanding, basic	26,003,675	26,024,229	25,984,300	27,608,387
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants	—	—	—	709,053
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	26,003,675	26,024,229	25,984,300	28,317,440
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1) (2)	621,172	464,638	485,067	—
_____________________
(1) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and nine months ended March 31, 2021, the weighted average anti-dilutive effect of the warrants was 412,473 and 348,973 shares, respectively. Refer to Note 9 for additional details about the arrangement.
(2) In the periods in which a net loss is recognized, the impact of share options, RSUs, RSAs and warrants is not included as they are anti-dilutive.

Lease Impairment and Abandonment Charges
During the three months ended March 31, 2021, we recorded lease impairment and abandonment charges related to two leased facilities that we will no longer occupy. The charges are described below. These changes will result in a substantial reduction in costs in future periods.
Waltham Lease Amendment

On January 6, 2021, we entered into an arrangement that modifies the lease agreement for our Waltham, Massachusetts office location, which results in us retaining a small portion of the previously leased office space in exchange for a reduction to our monthly rent payments for the space we will no longer lease. As part of the agreement, we are required to pay a total termination penalty of $8,761 in two equal installments. The first installment was paid in January 2021 and the remaining amount was paid in April 2021. This termination penalty is inclusive of the rent that would have otherwise been paid through June 2021 when the office was not expected to be occupied.

The amendment is accounted for as a lease modification under ASC 842 - Leases. Due to the partial termination of the lease, we recorded a decrease to the operating lease liabilities of $47,801 to reflect the reduced lease payments, including the termination penalties. We also recorded a decrease to the operating lease asset of $46,645 based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $1,156, recognized in general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2021.

Due to our plans to no longer occupy the remaining leased office space and instead market the space to be subleased, we identified a triggering event with regards to the modified right-of-use asset. Therefore, we performed a discounted cash flow analysis that considered market-based rent assumptions, which resulted in an impairment of the right-of-use asset of $7,489 which was recognized in general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2021. Additionally, we recorded an impairment to general and administrative expense for abandoned assets related to the vacated space totaling $4,483, which included $2,787 in subtenant allowances, $1,312 in leasehold improvements, and $384 in furniture and fixtures.

Other Lease Impairment

During the quarter ended March 31, 2021, we identified a triggering event due to a change in our intended use of the right-of-use asset of another one of our leased facilities, as we have committed to plans to exit the space and instead market it to be subleased or sold. We assessed the lease for impairment and performed a discounted cash flow analysis using current market-based rent assumptions, which resulted in an impairment of $7,420 that was recognized in general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2021. This impairment resulted in a decrease to the right of use asset totaling $5,280 and to the related leasehold improvements included within property, plant and equipment totaling $2,140. Additionally, we recorded an impairment for abandoned equipment in the amount of $1,680 that was recognized in general and administrative expense for the three months ended March 31, 2021.

Income Taxes

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
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which modifies certain aspects of income tax accounting. We early adopted the standard on July 1, 2020. For the nine months ended March 31, 2021, adopting ASU 2019-12 resulted in a $2,545 increased tax expense in our consolidated financial statements, related to the intraperiod allocation rules. Under the intraperiod allocation rules, an entity generally allocates total income tax expense or benefit by first determining the amount attributable to continuing operations and then allocating the remaining tax expense or benefit to items other than continuing operations. An exception existed that required an entity with a loss from continuing operations to consider all components when determining the benefit from continuing operations. ASU 2019-12 removes this exception.
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
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform ("ASC 848"): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. We adopted the standard on October 1, 2020. We elected to amend our hedge documentation, without dedesignating and redesignating, for all outstanding cash flow hedges by applying two practical expedients. We elected the expedient in ASC 848-50-25-2 to assert probability of the hedged interest payments regardless of any expected modification in terms related to reference rate reform. In addition, we elected to continue the method of assessing effectiveness as documented in the original hedge documentation and elected to apply the expedient in ASC 848-50-35-17, so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. The standard did not have a material impact on our consolidated financial statements.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$145	$—	$145	$—
Currency forward contracts	1,184	—	1,184	—
Currency option contracts	80	—	80	—
Total assets recorded at fair value	$1,409	$—	$1,409	$—

Liabilities
Interest rate swap contracts	$(23,981)	$—	$(23,981)	$—
Cross-currency swap contracts	(7,978)	—	(7,978)	—
Currency forward contracts	(21,482)	—	(21,482)	—
Currency option contracts	(2,798)	—	(2,798)	—
Total liabilities recorded at fair value	$(56,239)	$—	$(56,239)	$—

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$4,462	$—	$4,462	$—
Currency forward contracts	7,949	—	7,949	—
Currency option contracts	1,429	—	1,429	—
Total assets recorded at fair value	$13,840	$—	$13,840	$—

Liabilities
Interest rate swap contracts	$(39,520)	$—	$(39,520)	$—
Cross-currency swap contracts	(4,746)	—	(4,746)	—
Currency forward contracts	(8,519)	—	(8,519)	—
Currency option contracts	(38)	—	(38)	—
Total liabilities recorded at fair value	$(52,823)	$—	$(52,823)	$—
During the quarter ended March 31, 2021 and year ended June 30, 2020, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of March 31, 2021 and June 30, 2020, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of March 31, 2021 and June 30, 2020, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,384,129 and $1,482,177, respectively, and the fair value was $1,426,307 and $1,450,719, respectively. Our debt at March 31, 2021 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If the derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. Additionally, any ineffectiveness associated with an effective and designated hedge is recognized within accumulated other comprehensive loss.
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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of March 31, 2021, we estimate that $10,439 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2022. As of March 31, 2021, we had ten outstanding interest rate swap contracts indexed to USD LIBOR all of which are no longer highly effective and have therefore been de-designated. These hedges have varying start dates and maturity dates through December 2026.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2021	$500,000
Contracts with a future start date	50,000
Total	$550,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of March 31, 2021, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2021, we estimate that $2,623 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2022.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of March 31, 2021, we had five currency forward contracts designated as net investment hedges with a total notional amount of $149,604, maturing during various dates through April 2023. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2021 and 2020, we have experienced volatility within other income (expense), net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of March 31, 2021, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$477,464	June 2019 through March 2021	Various dates through October 2024	608	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2021 and June 30, 2020. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Cross-currency swaps	Other assets	$145	$—	$145	Other liabilities	$(7,978)	$—	$(7,978)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(12,386)	—	(12,386)
Total derivatives designated as hedging instruments		$145	$—	$145		$(20,364)	$—	$(20,364)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(24,632)	$651	$(23,981)
Currency forward contracts	Other current assets / other assets	1,344	(160)	1,184	Other current liabilities / other liabilities	(13,198)	4,102	(9,096)
Currency option contracts	Other current assets / other assets	385	(305)	80	Other current liabilities / other liabilities	(2,919)	121	(2,798)
Total derivatives not designated as hedging instruments		$1,729	$(465)	$1,264		$(40,749)	$4,874	$(35,875)

	June 30, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(31,161)	$—	$(31,161)
Cross-currency swaps	Other assets	4,462	—	4,462	Other liabilities	(4,746)	—	(4,746)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(6,829)	—	(6,829)
Total derivatives designated as hedging instruments		$4,462	$—	$4,462		$(42,736)	$—	$(42,736)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(8,359)	$—	$(8,359)
Currency forward contracts	Other current assets / other assets	9,702	(1,753)	7,949	Other current liabilities / other liabilities	(2,136)	446	(1,690)
Currency option contracts	Other current assets / other assets	1,699	(270)	1,429	Other current liabilities / other liabilities	(38)	—	(38)
Total derivatives not designated as hedging instruments		$11,401	$(2,023)	$9,378		$(10,533)	$446	$(10,087)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three and nine months ended March 31, 2021 and 2020:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive Income
	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$6,244	$(24,645)	$7,386	$(24,841)
Cross-currency swaps	(435)	3,444	6,061	2,583
Derivatives in net investment hedging relationships
Currency forward contracts	8,064	14,284	(16,768)	22,849
Total	$13,873	$(6,917)	$(3,321)	$591

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2021 and 2020:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$(4,396)	$691	$227	$1,146	Interest expense, net
Cross-currency swaps	661	2,665	(9,631)	6,203	Other income (expense), net
Total before income tax	(3,735)	3,356	(9,404)	7,349	(Loss) income before income taxes
Income tax	650	(825)	1,022	(1,812)	Income tax expense (benefit)
Total	$(3,085)	$2,531	$(8,382)	$5,537

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and nine months ended March 31, 2021 and 2020 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net (Loss) Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Currency contracts	$12,329	$18,039	$(20,635)	$25,730	Other income (expense), net
Interest rate swaps	6,395	—	6,844	—	Other income (expense), net
Total	$18,724	$18,039	$(13,791)	$25,730
5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $643 for the nine months ended March 31, 2021:

	Gains (losses) on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2020	$(30,078)	$(1,399)	$(57,199)	$(88,676)
Other comprehensive income (loss) before reclassifications	13,447	(336)	(1,028)	12,083
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(8,382)	—	—	(8,382)
Net current period other comprehensive income (loss)	5,065	(336)	(1,028)	3,701
Balance as of March 31, 2021	$(25,013)	$(1,735)	$(58,227)	$(84,975)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2021 and June 30, 2020, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $3,741 and $20,509, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2021 and June 30, 2020 was as follows:

	Vistaprint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2020	$150,846	$129,764	$155,197	$186,097	$621,904
Acquisitions (1)	71,401	—	—	—	71,401
Adjustments	(609)	—	—	—	(609)
Effect of currency translation adjustments (2)	1,862	5,495	6,573	—	13,930
Balance as of March 31, 2021	$223,500	$135,259	$161,770	$186,097	$706,626
_________________
(1) On October 1, 2020, we acquired 99designs which is included in our Vistaprint reportable segment. Refer to Note 7 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

Goodwill Recoverability Assessment

During the third quarter of fiscal 2021, we evaluated whether any triggering events exist across each of our reporting units to determine whether an impairment analysis is necessary. We identified triggering events for our Druck, Easyflyer and Exaprint reporting units, due in part to the reemergence of new pandemic-related lockdowns and restrictions in certain European countries which has resulted in a more prolonged reduction to cash flows when compared to the cash flows forecasted in our most recent impairment analysis that was performed during the third quarter of fiscal 2020.

As required, prior to performing the quantitative goodwill impairment test, we first evaluated the recoverability of long-lived assets as the change in expected long-term cash flows is indicative of a potential impairment. We performed the recoverability test using undiscounted cash flows for the asset groups of all three reporting units and concluded that no impairment of long-lived assets exists.

After performing the long-lived assets recoverability test, we performed a quantitative assessment of goodwill of the three reporting units and compared the carrying value to the estimated fair value. For each reporting unit, the estimated fair value of the reporting unit exceeded the related carrying value and we concluded that no impairment exists. We used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income producing assets. We considered using the market approach but concluded it was not appropriate in valuing these particular reporting units given the lack of relevant market comparisons available.

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

Although some of our businesses are experiencing more prolonged impacts that we expect will have a negative impact on near-term cash flows, we believe that these negative impacts are temporary. We did not identify triggering events for the reporting units that are performing better than previously estimated or maintained significant headroom in our most recent analysis.

Fiscal 2020

During the third quarter of fiscal 2020, nearly all of our businesses had experienced significant declines in revenue during the month of March, due to the disruptions associated with the COVID-19 pandemic. As a result, we concluded that a triggering event existed for all ten reporting units with goodwill, which required us to perform an impairment test in the current quarter. We estimated the near-term financial impacts of this economic disruption and utilized different scenarios that evaluate outcomes that would indicate more or less severe demand declines, as well as different time horizons for the post-pandemic recovery period.

For seven of our reporting units, a significant level of headroom existed between the estimated fair value and carrying value of the reporting units at our May 31, 2019 test date, and significant headroom remained after considering the deterioration in cash flow due to COVID-19 or the reporting unit was recently acquired, resulting in no indication of impairment. For three of our reporting units, we identified triggering events that extend beyond the near-term impacts of the pandemic, which include reductions to the long-term profitability outlooks for our Exaprint, National Pen and VIDA reporting units. As a result of the considerations noted, we concluded it was more likely than not that the fair value of each of these three reporting units are below each of their respective carrying amount.

Our goodwill impairment test resulted in impairment charges to our Exaprint reporting unit, included within The Print Group reportable segment, the National Pen reporting unit, and our VIDA reporting unit, included within our All Other Business reportable segment. Based on the goodwill impairment test performed, we recognized the following impairment charges during the three months ended March 31, 2020:

•A partial impairment of the goodwill of our Exaprint reporting unit of $40,391

•A full impairment of the goodwill of our National Pen reporting unit of $34,434

•A full impairment of the goodwill of our VIDA reporting unit of $26,017

7. Business Combinations

On October 1, 2020, we acquired 99designs, Inc. and its subsidiaries ("99designs"), a global creative platform for graphic design. We acquired all outstanding shares of the company for a purchase price of $90,000, subject to a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $45,000 in cash at closing and will pay the remaining purchase consideration, including the post-closing adjustment, on February 15, 2022. The acquisition is managed within our Vistaprint business and provides a global platform that connects designers and clients, making it easier for small businesses to access both professional design services and marketing products in one place.

The table below details the consideration transferred to acquire 99designs:

Cash consideration (paid at closing)	$45,000
Fair value of deferred payment	43,381
Final post closing adjustment	310
Total purchase price	$88,691

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vistaprint reportable segment and the portion of such goodwill balance that is deductible for tax purposes is $19,667. Additionally, we identified and valued 99designs intangible assets which include their trade name, designer network, and developed technology.

The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,603	n/a
Accounts receivable, net	494	n/a
Prepaid expenses and other current assets	1,167	n/a
Property, plant and equipment, net	73	n/a
Other assets	142	n/a
Accounts payable	(220)	n/a
Accrued expenses	(6,679)	n/a
Deferred revenue	(5,806)	n/a
Other liabilities (1)	(625)	n/a
Identifiable intangible assets:
Trade name	1,550	2 years
Developed technology	13,400	3 years
Designer network	5,800	7 years
Goodwill (1)	70,792	n/a
Total purchase price	$88,691	n/a
_________________
(1) During the third quarter of fiscal 2021 we recorded a measurement period adjustment totaling $609 to other liabilities which was offset against goodwill.

99designs has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of 99designs included in our consolidated financial statements for the three and nine months ended March 31, 2021 are not material, and therefore no proforma financial information is presented. We used our credit facility to finance the acquisition. In connection with the acquisition, we incurred $1,183 in general and administrative expenses during the nine months ended March 31, 2021, primarily related to legal, financial, and other professional services.

8. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2021	June 30, 2020
Compensation costs	$74,170	$67,307
Income and indirect taxes	52,054	53,161
Advertising costs (1)	28,401	14,746
Interest payable (2)	26,700	8,359
Production costs	6,412	7,012
Sales returns	5,997	5,166
Shipping costs	7,541	5,080
Professional fees	3,286	3,452
Purchases of property, plant and equipment	1,292	1,685
Other	59,740	44,796
Total accrued expenses	$265,593	$210,764
_________________
(1) The increase in advertising costs is primarily due to expanded return thresholds for performance advertising channels in our Vistaprint business as compared to the fourth quarter of fiscal 2020, in addition to investment in upper-funnel advertising.
(2) The increase in interest payable as of March 31, 2021, is due to the interest on our 2026 Notes being payable semi-annually on June 15 and December 15 of each year. Refer to Note 9 for further detail.

Other current liabilities included the following:

	March 31, 2021	June 30, 2020
Current portion of finance lease obligations	$9,336	$8,055
Short-term derivative liabilities	19,417	3,521
Other (1)	48,916	1,692
Total other current liabilities	$77,669	$13,268
_____________________
(1) The increase in other current liabilities is driven by the deferred payment related to the 99designs acquisition totaling $43,691, which was included in other long-term liabilities as of December 31, 2020. Refer to Note 7 for additional details.
Other liabilities included the following:

	March 31, 2021	June 30, 2020
Long-term finance lease obligations	$17,695	$18,617
Long-term derivative liabilities	42,162	51,800
Other	32,929	17,770
Total other liabilities	$92,786	$88,187
9. Debt

	March 31, 2021	June 30, 2020
7.0% Senior unsecured notes due 2026	$600,000	$600,000
Senior secured credit facility	471,500	570,483
12.0% Second lien notes due 2025	300,000	300,000
Other	12,629	11,694
Debt issuance costs and debt premiums (discounts)	(42,883)	(48,587)
Total debt outstanding, net	1,341,246	1,433,590
Less: short-term debt (1)	9,012	17,933
Long-term debt	$1,332,234	$1,415,657
_____________________
(1) Balances as of March 31, 2021 and June 30, 2020 are inclusive of short-term debt issuance costs, debt premiums and discounts of $10,932 and $10,362, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2021, we were in compliance with all financial and other covenants under the amended credit agreement (which have been reinstated with modified terms, as described below), the indenture governing our 2026 Notes, and the indenture governing our Second Lien Notes.
Senior Secured Credit Facility
On April 28, 2020, we entered into an amendment to our senior secured credit agreement to suspend our pre-existing maintenance covenants, including the total and senior secured leverage covenants and interest coverage ratio covenant, until the earlier of the date on which we published our financial results for the quarter ending December 31, 2021 and the date on which we elected to exit the Covenant Suspension Period. On February 16, 2021, we elected to end the Covenant Suspension Period early, and amended our financial maintenance covenants through and including the quarter ending September 30, 2022. A summary of these changes are as follows:
•Maximum Leverage Ratio of Consolidated Total Indebtedness to Consolidated EBITDA for the four trailing fiscal quarters of 5.25 to 1.00 during the period from February 16, 2021 through and including September 30, 2022 (the “Covenant Adjustment Period”) and 4.75 to 1.00 following the Covenant Adjustment Period

•Maximum Senior Secured Leverage Ratio of Consolidated Senior Secured Indebtedness to Consolidated EBITDA for the four trailing fiscal quarters of 3.00 to 1.00 during the Covenant Adjustment Period and 3.25 to 1.00 following the Covenant Adjustment Period

•Minimum Interest Coverage Ratio of Consolidated EBITDA to Consolidated Interest Expense to the extent paid in cash, in each case for the four trailing fiscal quarters, of 3.00 to 1.00, but if Cimpress repays in full its 12.0% Senior Secured Notes Due 2025, then the calculation of Consolidated Interest Expense excludes all cash interest expense in respect of such Second Lien Notes incurred in the fiscal quarter during which the Second Lien Notes are repaid as well as the three preceding fiscal quarters

In addition, the February 2021 amendment modified several of the negative covenants that limit certain activities and actions of our business, including but not limited to removing most of the more restrictive limitations on investments, acquisitions, and restricted payments that were in place during the Covenant Suspension Period.
The maturity date was not changed as part of the February 2021 amendment and remains in November 2024, but will reset to February 2025 upon redemption of our senior secured notes. Additionally, the capacity of our senior secured credit facility was not changed and includes an $850,000 revolver and $142,500 term loan.
As of March 31, 2021, we have drawn commitments under the credit facility of $471,500 as follows:
•Revolving loans of $329,000 with a maturity date of November 15, 2024
•Term loans of $142,500 amortizing over the loan period, with a final maturity date of November 15, 2024
As of March 31, 2021, the weighted-average interest rate on outstanding borrowings was 5.41%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.35% to 0.50% depending on our total leverage ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our outstanding debt as of March 31, 2021.
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

The Second Lien Notes bear interest at 12% per annum, 50% of which can be paid-in-kind at our option, and mature on May 15, 2025. We may prepay the Second Lien Notes in whole or in part after the first anniversary with a 3% premium, after the second anniversary with a 1% premium, and after the third anniversary with no premium with proceeds from certain debt financings. We intend to prepay the Second Lien Notes on the first call date in May 2021.

Each of Cimpress subsidiaries that guarantees our obligations under our senior secured credit agreement guarantees the Second Lien Notes. The Second Lien Notes and the guarantees thereof rank equal in right of payment with existing and future senior indebtedness of Cimpress, including Cimpress' and the subsidiary guarantors' obligations under the senior secured credit agreement, and are secured by the same assets securing Cimpress' and the subsidiary guarantors' obligations under the senior secured credit agreement on a second lien basis subject to limited exceptions and the terms of the intercreditor agreement among Cimpress, the subsidiary guarantors, JPMorgan Chase Bank, N.A. as administrative agent under the senior secured credit agreement, and U.S. Bank National Association as collateral agent under the indenture for the Second Lien Notes.

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
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% senior unsecured notes due 2026 (the "2026 Notes"). We have the right to redeem, at any time prior to June 15, 2021, some or all of the 2026 Notes at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole amount as set forth in the indenture, plus accrued and unpaid interest to, but not including, the redemption date. In addition, we have the right to redeem, at any time prior to June 15, 2021, up to 40% of the aggregate outstanding principal amount of the 2026 Notes at a redemption price equal to 107% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date, with the net proceeds of certain equity offerings by Cimpress. At any time on or after June 15, 2021, we may redeem some or all of the 2026 Notes at the redemption prices specified in the indenture, plus accrued and unpaid interest to, but not including, the redemption date.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2021 and June 30, 2020, we had $12,629 and $11,694, respectively, outstanding for those obligations that are payable through January 2026.
10. Income Taxes
Our income tax expense was $3,927 and $23,675 for the three and nine months ended March 31, 2021, respectively, compared to income tax expense of $1,039 for the three months ended March 31, 2020, and income tax benefit of $86,641 for the nine months ended March 31, 2020. For the period ended March 31, 2020, we calculated our year-to-date income tax on ordinary income based on the actual year-to-date effective tax rate rather than the estimated annual tax rate. The increased tax expense for the three months ended March 31, 2021 was primarily due to a higher forecasted effective tax rate as compared to the actual effective tax rate for the same prior year period. In the nine months ended March 31, 2020, we recognized a discrete tax benefit of $114,114 related to Swiss Tax Reform. Excluding this benefit, tax expense would have decreased, primarily attributable to decreased pre-tax income for the nine months ended March 31, 2021 as compared to the same prior year period. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2021 as compared to fiscal 2020, primarily due to increased non-deductible interest expense and a less favorable mix of earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

During the nine months ended March 31, 2021, our unrecognized tax benefits increased by $8,264, primarily due to tax positions taken in prior periods for which we have determined it is more likely than not that they will not be sustained upon audit. As of March 31, 2021, we had unrecognized tax benefits of $14,495, including accrued interest and penalties of $914. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $8,051 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months related to the lapse of applicable statutes of limitations, but we expect any such reduction to be immaterial. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2020 remain open for examination by the IRS and the years 2015 through 2020 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained, taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

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
Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. As of March 31, 2021, the redemption value was less than the carrying value, and therefore no adjustment was required. During the second quarter of fiscal 2021, we repurchased equity interests ranging from 0.56% to 1.15% in each of the three businesses for a total of $5,063.
All Other Businesses
On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of BuildASign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. During the nine months ended March 31, 2021, the redemption value increased above the carrying value due to continued strong financial performance, resulting in an adjustment to the redeemable noncontrolling interest of $966, which was recognized as an adjustment to retained earnings.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2020	$69,106
Accretion to redemption value recognized in retained earnings	1,086
Net income attributable to noncontrolling interest	2,500
Distribution to noncontrolling interest	(4,599)
Purchase of noncontrolling interest	(5,063)
Foreign currency translation	1,220
Balance as of March 31, 2021	$64,250
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of March 31, 2021, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.
•The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses.
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
Our definition of segment EBITDA is GAAP operating income excluding certain items, such as depreciation and amortization, expense recognized for contingent earn-out related charges including the changes in fair value of contingent consideration and compensation expense related to cash-based earn-out mechanisms dependent upon continued employment, share-based compensation related to investment consideration, certain impairment expense, and restructuring charges. We include insurance proceeds that are not recognized within operating income. We do not allocate non-operating income, including realized gains and losses on currency hedges, to our segment results.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenue (1):
Vistaprint	$327,454	$316,310	$1,093,062	$1,092,786
PrintBrothers	93,997	109,496	315,915	345,403
The Print Group	59,945	68,537	202,586	228,494
National Pen	62,220	68,362	244,561	266,510
All Other Businesses	44,062	39,237	142,905	131,287
Total segment revenue	587,678	601,942	1,999,029	2,064,480
Inter-segment eliminations	(8,827)	(3,982)	(47,533)	(12,228)
Total consolidated revenue	$578,851	$597,960	$1,951,496	$2,052,252
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended March 31, 2021
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$214,663	$—	$—	$33,398	$39,407	$287,468
Europe	73,524	93,831	57,536	19,731	—	244,622
Other	38,656	—	—	4,012	4,093	46,761
Inter-segment	611	166	2,409	5,079	562	8,827
Total segment revenue	327,454	93,997	59,945	62,220	44,062	587,678
Less: inter-segment elimination	(611)	(166)	(2,409)	(5,079)	(562)	(8,827)
Total external revenue	$326,843	$93,831	$57,536	$57,141	$43,500	$578,851

	Nine Months Ended March 31, 2021
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$715,494	$—	$—	$112,397	$128,013	$955,904
Europe	277,649	315,336	187,257	87,913	—	868,155
Other	98,215	—	—	16,359	12,863	127,437
Inter-segment	1,704	579	15,329	27,892	2,029	47,533
Total segment revenue	1,093,062	315,915	202,586	244,561	142,905	1,999,029
Less: inter-segment elimination	(1,704)	(579)	(15,329)	(27,892)	(2,029)	(47,533)
Total external revenue	$1,091,358	$315,336	$187,257	$216,669	$140,876	$1,951,496

	Three Months Ended March 31, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$222,294	$—	$—	$41,093	$35,040	$298,427
Europe	74,335	109,246	67,617	21,146	—	272,344
Other	18,074	—	—	5,142	3,973	27,189
Inter-segment	1,607	250	920	981	224	3,982
Total segment revenue	316,310	109,496	68,537	68,362	39,237	601,942
Less: inter-segment elimination	(1,607)	(250)	(920)	(981)	(224)	(3,982)
Total external revenue	$314,703	$109,246	$67,617	$67,381	$39,013	$597,960

	Nine Months Ended March 31, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$753,724	$—	$—	$137,035	$114,667	$1,005,426
Europe	269,936	344,581	226,156	104,346	—	945,019
Other	63,666	—	—	22,201	15,940	101,807
Inter-segment	5,460	822	2,338	2,928	680	12,228
Total segment revenue	1,092,786	345,403	228,494	266,510	131,287	2,064,480
Less: inter-segment elimination	(5,460)	(822)	(2,338)	(2,928)	(680)	(12,228)
Total external revenue	$1,087,326	$344,581	$226,156	$263,582	$130,607	$2,052,252

The following table includes segment EBITDA by reportable segment, total (loss) income from operations and total (loss) income before income taxes.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Segment EBITDA:
Vistaprint	$64,333	$73,780	$266,821	$299,941
PrintBrothers	7,560	8,686	33,732	35,922
The Print Group	6,475	10,934	31,227	42,673
National Pen	(3,324)	(1,244)	4,733	17,005
All Other Businesses	6,515	3,187	25,781	8,572
Total segment EBITDA	81,559	95,343	362,294	404,113
Central and corporate costs	(34,144)	(38,344)	(96,148)	(110,402)
Depreciation and amortization	(42,809)	(41,840)	(128,696)	(126,731)
Proceeds from insurance	(122)	—	(122)	—
Certain impairments and other adjustments	(20,563)	(101,976)	(21,131)	(102,736)
Restructuring-related charges	382	(919)	(1,714)	(5,006)
Total (loss) income from operations	(15,697)	(87,736)	114,483	59,238
Other income (expense), net	9,785	22,537	(16,167)	29,171
Interest expense, net	(29,002)	(17,262)	(89,659)	(48,050)
(Loss) income before income taxes	$(34,914)	$(82,461)	$8,657	$40,359

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Depreciation and amortization:
Vistaprint	$14,881	$14,609	$43,420	$45,291
PrintBrothers	5,493	5,064	16,464	15,872
The Print Group	6,630	6,083	19,852	18,925
National Pen	6,304	6,294	18,626	17,398
All Other Businesses	4,524	6,049	14,783	17,910
Central and corporate costs	4,977	3,741	15,551	11,335
Total depreciation and amortization	$42,809	$41,840	$128,696	$126,731

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Purchases of property, plant and equipment:
Vistaprint	$2,411	$134	$6,860	$10,831
PrintBrothers	286	2,397	1,424	3,396
The Print Group	980	4,949	6,910	13,943
National Pen	679	728	3,503	3,505
All Other Businesses	744	1,523	2,712	3,893
Central and corporate costs	846	813	1,327	3,070
Total purchases of property, plant and equipment	$5,946	$10,544	$22,736	$38,638

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Capitalization of software and website development costs:
Vistaprint	$10,414	$5,895	$21,830	$15,674
PrintBrothers	379	90	970	712
The Print Group	398	374	1,061	1,249
National Pen	604	775	1,673	2,590
All Other Businesses	897	890	2,639	2,969
Central and corporate costs	6,184	4,383	17,148	12,630
Total capitalization of software and website development costs	$18,876	$12,407	$45,321	$35,824
The following table sets forth long-lived assets by geographic area:

	March 31, 2021	June 30, 2020
Long-lived assets (1):
United States	$87,136	$161,853
Netherlands	76,449	82,897
Canada	57,685	67,367
Switzerland	65,269	58,013
Italy	46,559	46,317
Jamaica	20,802	21,563
Australia	21,060	19,695
France	25,564	23,917
Japan	15,168	15,430
Other	96,964	94,922
Total	$512,656	$591,974
___________________
(1) Excludes goodwill of $706,626 and $621,904, intangible assets, net of $194,502 and $209,228, and deferred tax assets of $135,491 and $143,496 as of March 31, 2021 and June 30, 2020, respectively.
13. Commitments and Contingencies
Purchase Obligations
At March 31, 2021, we had unrecorded commitments under contract of $211,311, including third-party web services of $96,741, software of $54,548, inventory and third-party fulfillment purchase commitments of $18,976, advertising of $15,058, professional and consulting fees of $7,405, production and computer equipment purchases of $2,430 and other unrecorded purchase commitments of $16,153.

Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $44,680 in aggregate as of March 31, 2021. This balance includes the deferred payment related to the 99designs acquisition totaling $43,691. Refer to Note 7 for additional details.
Modification of Lease Obligations
On January 6, 2021, we entered into an arrangement that modifies the lease agreement for our Waltham, Massachusetts office location, which results in us retaining a small portion of the previously leased office space in exchange for a reduction to our monthly rent payments for the space we no longer lease. As part of the agreement, we were required to pay a termination fee of $8,761 in two equal installments. The first payment was made on January 6, 2021, and the remaining amount was paid on April 1, 2021. The termination fee is inclusive of the rent that would have otherwise been paid on the leased space through June 2021 while it remained vacant. We separately entered into a lease agreement for a new office location in Waltham, Massachusetts which will commence on June 1, 2021. Prior to the amendment, the total remaining lease commitments through September 2026 were $64,811. Under the modified lease term, combined with the new lease arrangement, the total lease commitments through September 2026 will be $20,183, excluding the termination penalties included above.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three months ended March 31, 2021, we recognized restructuring benefits of $382 due to changes in prior estimates, while during the nine months ended March 31, 2021 we recognized costs of $1,714, due to organizational changes within The Print Group segment intended to streamline certain activities. During the three and nine months ended March 31, 2020, we recognized restructuring charges of $919 and $5,006, respectively, related primarily to charges within our Vistaprint reportable segment.

The following table summarizes the restructuring activity during the nine months ended March 31, 2021:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2020	$5,969	$77	$6,046
Restructuring charges	1,071	643	1,714
Cash payments	(4,105)	—	(4,105)
Non-cash charges (1)	—	(643)	(643)
Accrued restructuring liability as of March 31, 2021	$2,935	$77	$3,012
(1) Non-cash charges primarily include the write-off of property, plant and equipment, net in The Print Group segment to streamline certain activities.

15. Subsequent Event

On April 15, 2021, we announced plans to issue a senior secured Term Loan B to repay existing secured debt and bring additional liquidity onto our balance sheet. We expect this transaction to close in the fourth quarter of fiscal year 2021. The secured Term Loan B is expected to consist of a $795,000 tranche and a €300,000 tranche, both due 2028. We plan to use the new debt to redeem all of our 12% Second Lien Notes due 2025, repay amounts drawn under our revolving credit facility and repay all borrowings in respect of our Term Loan A under our secured credit facility. The transaction would be approximately net leverage neutral on a pro-forma basis. The Second Lien notes would be redeemed at the first call date in mid-May 2021. The Term Loan A would terminate and Cimpress would retain a $250,000 revolving credit facility maturing in 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues, the potential effects of the COVID-19 pandemic and our expectations with respect to our business, markets, and financial results during and after the pandemic, the anticipated effects of our investments in our business, expected cost savings resulting from changes in our real estate lease footprint, the anticipated completion of our Term Loan B financing, the planned redemption of our Second Lien Notes, sufficiency of our liquidity position, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. The Term Loan B financing may be delayed or may not close at all, and we may choose not to redeem our Second Lien Notes as planned. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in our Form 10-K for the fiscal year ended June 30, 2020 and the other documents that we periodically file with the SEC.
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
As of March 31, 2021, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
COVID-19
The pandemic and related restrictions continue to have a negative impact on most of our businesses, customers and the markets that we serve. Consolidated revenue was down 18% year over year for the first two months of the third quarter due to severe restrictions in most of our markets. In March we saw a pick up in demand in markets where pandemic restrictions have been lifted or are less severe and in the second half of the month we began to lap the start of depressed demand last year. As an example of geographic differences, Vistaprint bookings in Australia grew approximately 10% for the third quarter, while bookings across European countries declined by approximately 7%. Likewise, Vistaprint bookings from customers in less restricted U.S. states such as Florida, Texas, and Georgia are recovering more quickly compared to bookings in U.S. states such as California, Pennsylvania, or New York that were more restricted. These data points give us confidence that demand will continue to pick up as activity resumes in our markets around the world. We continue to hire talent and make investments in technology, data, new product introduction, customer experience improvements, and branding that are designed to build on our competitive advantages and enable our businesses to grow as we come out of the pandemic, although we can't forecast how long that will take. We continue to maintain flexibility in our cost structure, while at the same time increasing investment in areas we believe will generate high return on investment beyond the pandemic.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020 follows:
Third Quarter Fiscal 2021
•Revenue decreased by 3% to $578.9 million.
•Revenue decreased by 10% when excluding the impact of currency fluctuations and acquisitions ("organic constant-currency revenue growth," a non-GAAP financial measure).
•Operating loss improved by $72.0 million to $15.7 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $15.9 million to $55.0 million.
Year to Date Fiscal 2021
•Revenue decreased by 5% to $1,951.5 million.
•Organic constant-currency revenue decreased by 9%.
•Operating income increased by $55.2 million to $114.5 million.
•Adjusted EBITDA decreased by $49.0 million to $286.9 million.
•Cash provided by operating activities decreased by $65.1 million to $218.9 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $58.7 million to $150.9 million.
For the third quarter of fiscal year 2021, our revenue declined year-over-year as the COVID-19 pandemic continues to negatively impact our results, although results vary by segment depending on product and customer mix. Our businesses also serve customers in different geographic markets where the extent and impact of government restrictions and lockdowns vary. Revenue from event-driven and some small business products continued to decline year-over-year, partially offset by continued growth in revenue from home decor and packaging products, as well as new products introduced in reaction to the pandemic such as face masks, although the contribution from those products has lessened compared to the first six months of fiscal 2021. We expect our financial results will continue to experience volatility connected to the extent of pandemic-related restrictions but also higher rates of year-over-year revenue growth as we lap depressed periods of demand from last year.
For the third quarter of fiscal 2021, operating loss improved by $72.0 million, primarily driven by the non-recurrence of a $100.8 million goodwill impairment charge in the prior comparable period, as well as continued variable cost controls, fixed cost savings and lower restructuring charges, in addition to the benefit of $3.2 million of COVID-19-related government incentives, primarily to offset wages for manufacturing and customer service team members in countries where demand decreased but roles were maintained. During the current quarter operating income was negatively impacted by $19.9 million of lease-related impairment and abandonment charges due to changes in our intended use of two leased locations, which we expect will deliver substantial cost savings in future periods. We also increased organic investment primarily through hiring in Vistaprint.
Adjusted EBITDA decreased year-over-year, primarily due to the pandemic-related revenue decline during the three months ended March 31, 2021 as described above. Adjusted EBITDA excludes goodwill and other impairment charges, restructuring charges and share-based compensation expense, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was negative by approximately $4.4 million.

Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and primarily in our Vistaprint business) we provide digital services, graphic design services, website design and hosting, and email marketing services, as well as generate a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.
Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2021 and 2020 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint (3)	$327,454	$316,310	4%	(3)%	1%	(6)%	(5)%
PrintBrothers	93,997	109,496	(14)%	(7)%	(21)%	—%	(21)%
The Print Group	59,945	68,537	(13)%	(7)%	(20)%	—%	(20)%
National Pen	62,220	68,362	(9)%	(3)%	(12)%	—%	(12)%
All Other Businesses	44,062	39,237	12%	3%	15%	—%	15%
Inter-segment eliminations	(8,827)	(3,982)
Total revenue	$578,851	$597,960	(3)%	(4)%	(7)%	(3)%	(10)%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint (3)	$1,093,062	$1,092,786	—%	(2)%	(2)%	(3)%	(5)%
PrintBrothers	315,915	345,403	(9)%	(6)%	(15)%	(2)%	(17)%
The Print Group	202,586	228,494	(11)%	(6)%	(17)%	—%	(17)%
National Pen	244,561	266,510	(8)%	(3)%	(11)%	—%	(11)%
All Other Businesses	142,905	131,287	9%	3%	12%	—%	12%
Inter-segment eliminations	(47,533)	(12,228)
Total revenue	$1,951,496	$2,052,252	(5)%	(3)%	(8)%	(1)%	(9)%
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Cost of revenue	$302,022	$309,598	$986,845	$1,029,281
% of revenue	52.2%	51.8%	50.6%	50.2%
For the three and nine months ended March 31, 2021, consolidated cost of revenue decreased by $7.6 million and $42.4 million, respectively, due to reduced demand-dependent cost of goods sold including third-party fulfillment, material, and shipping costs in our segments that experienced year-over-year pandemic-related revenue declines. For the three and nine months ended March 31, 2021, we realized approximately $2.2 million and $7.9 million, respectively, of wage offset benefits from government incentives in locations where demand decreased materially but roles were maintained. These benefits were partially offset by $2.1 million and $7.6 million of expense incurred during the three and nine months ended March 31, 2021, respectively, related to losses associated with the decline in market demand and pricing for certain masks and related products, primarily in our Vistaprint and National Pen businesses. Changes in currency negatively impacted cost of revenue for both periods presented. Cost of revenue from our 99designs business is included from the acquisition date of October 1, 2020.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Technology and development expense	$62,572	$67,693	(8)%	$186,097	$195,287	(5)%
% of revenue	10.8%	11.3%		9.5%	9.5%
Marketing and selling expense	$154,472	$148,803	4%	$474,944	$483,056	(2)%
% of revenue	26.7%	24.9%		24.3%	23.5%
General and administrative expense (1)	$62,358	$45,148	38%	$147,149	$140,681	5%
% of revenue	10.8%	7.6%		7.5%	6.9%
Amortization of acquired intangible assets	$13,506	$12,693	6%	$40,264	$38,861	4%
% of revenue	2.3%	2.1%		2.1%	1.9%
Restructuring expense	$(382)	$919	(142)%	$1,714	$5,006	(66)%
% of revenue	(0.1)%	0.2%		0.1%	0.2%
Impairment of Goodwill	$—	$100,842	(100)%	$—	$100,842	(100)%
% of revenue	—%	16.9%		—%	4.9%
_____________________
(1) General and administrative expense for the three and nine months ended March 31, 2021 includes lease impairment and abandonment charges for two leased locations totaling $19.9 million. Refer to Note 2 for additional details.
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

Technology and development expenses decreased by $5.1 million and $9.2 million for the three and nine months ended March 31, 2021, as compared to the prior comparative periods. Both periods benefited from decreases in costs from our fiscal 2020 reorganization of our central and Vistaprint technology teams as well as continued reductions in discretionary spend including travel and training expenses.
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
Our marketing and selling expenses during the three months ended March 31, 2021 increased by $5.7 million as compared to the prior comparative period, driven primarily by fluctuations in currency exchange rates. We also increased spend in our Vistaprint business due to brand sponsorships and upper-funnel advertising investment along with associated agency fees. These increases were partially offset by reductions in advertising across several of our other businesses as they continue to control advertising spend levels in line with demand.
For the nine months ended March 31, 2021, marketing and selling expenses decreased by $8.1 million, as compared to the prior year. The decrease from the prior comparative period is primarily due to the year-over-year reduction in performance based advertising spend in our Vistaprint business of $11.8 million, which is partially offset by increases in brand sponsorships and upper-funnel advertising investments. We also recognized a decrease in marketing costs in our National Pen business of $8.1 million, primarily due to pandemic-related initiatives to lower costs, which included reductions to direct mail prospecting activities and cost savings from initiatives intended to reduce costs in service centers. These decreases were partially offset by negative impacts from fluctuations in currency exchange rates.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and nine months ended March 31, 2021, general and administrative expenses increased by $17.2 million and $6.5 million, respectively, as compared to the prior comparative periods, due to $19.9 million of lease-related impairment and abandonment charges driven by changes in our office footprint at two leased locations. These changes to our leased facility footprint are expected to result in substantial cost savings in future periods. These increased expenses were partially offset by lower professional fees as a result of the non-recurrence of costs related to strategic projects in our Vistaprint business, as well as the Cimpress cross-border merger to Ireland in fiscal year 2020. We also realized lower discretionary spend in both periods.
Amortization of acquired intangible assets
Amortization of acquired intangible assets consists of amortization expense associated with separately identifiable intangible assets capitalized as part of our acquisitions, including customer relationships, trade names, developed technologies, print networks, and customer and referral networks.
Amortization of acquired intangible assets increased by $0.8 million and $1.4 million for the three and nine months ended March 31, 2021, respectively, as compared to the three and nine months ended March 31, 2020. The year-over-year increase is driven by the negative impact of fluctuations in currency exchange rates. The incremental amortization from the newly acquired 99designs intangibles was offset by the expense reduction caused by another acquired intangible asset becoming fully amortized during the second quarter of fiscal 2021. Refer to Note 7 in our accompanying consolidated financial statements for additional information about the 99designs acquisition.
Restructuring expense
Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes employee-related termination costs, third party professional fees and facility exit costs.

We recognized a restructuring benefit of $0.4 million during the three months ended March 31, 2021 and an expense of $1.7 million for the nine months ended March 31, 2021, due to actions taken in The Print Group reportable segment which are intended to streamline certain activities within the segment. We recognized restructuring expense of $0.9 million and $5.0 million, respectively in the three and nine months ended March 31, 2020 due to prior year actions taken in our Vistaprint business.
Impairment of goodwill
During the prior comparative periods, we recognized goodwill impairment charges of $100.8 million. We did not recognize any goodwill impairment charges during the current periods presented. Refer to Note 6 in our accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Gains (losses) on derivatives not designated as hedging instruments	$18,724	$18,039	$(13,791)	$25,730
Currency-related (losses) gains, net	(8,841)	3,950	(2,957)	3,183
Other (losses) gains	(98)	548	581	258
Total other income (expense), net	$9,785	$22,537	$(16,167)	$29,171
The decrease in other income (expense), net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We also recognize the impact from de-designated interest swap contracts that are no longer highly effective, which resulted in unrealized gains during the current periods. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
We experienced currency-related losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related (losses) gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net increased by $11.7 million and $41.6 million during the three and nine months ended March 31, 2021, as compared to the prior comparable periods. This is primarily due to the additional $200.0 million offering of our 7% senior unsecured notes in February 2020 and issuance of our $300.0 million, 12% Second Lien Notes in May 2020.

Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Income tax expense (benefit)	$3,927	$1,039	$23,675	$(86,641)
Effective tax rate	(11.2)%	(1.3)%	273.5%	(214.7)%

Income tax expense (benefit) for the three and nine months ended March 31, 2021 increased as compared to the prior year. For the period ended March 31, 2020, we calculated our year-to-date income tax on ordinary income based on the actual year-to-date effective tax rate rather than the estimated annual tax rate. The increased tax expense for the three months ended March 31, 2021 was primarily due to a higher forecasted effective tax rate as compared to the actual effective tax rate for the same prior year period. In the nine months ended March 31, 2020, we recognized a discrete tax benefit of $114.1 million related to Swiss Tax Reform. Excluding this benefit, tax expense would have decreased, primarily attributable to decreased pre-tax income for the nine months ended March 31, 2021 as compared to the same prior year period. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2021 as compared to fiscal 2020 primarily due to increased non-deductible interest expense and a less favorable mix of earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

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
Reportable Segment Results
Our segment financial performance is measured based on segment EBITDA, which is defined as operating income plus depreciation and amortization; plus proceeds from insurance; plus share-based compensation expense related to investment consideration; plus earn-out related charges; plus certain impairments; plus restructuring related charges; less gain on purchase or sale of subsidiaries.
Vistaprint

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$327,454	$316,310	4%	$1,093,062	$1,092,786	—%
Segment EBITDA	64,333	73,780	(13)%	266,821	299,941	(11)%
% of revenue	20%	23%		24%	27%
Segment Revenue
Vistaprint's reported revenue growth for the three and nine months ended March 31, 2021 was positively affected by currency impacts of 3% and 2%, respectively. When excluding the benefit from the recent acquisition of 99designs, Vistaprint's organic constant-currency revenue decline was 5% for both periods presented. The revenue decline was primarily driven by the impact of the pandemic on customer demand, partially offset by the sale of pandemic-related products, such as face masks. During the first two months of the third quarter, Vistaprint's revenue continued to be impacted in function of the severity of restrictions in the markets we serve. Revenue grew significantly year over year during the month of March 2021 as restrictions loosened in some markets and we lapped the earliest periods impacted by the pandemic in fiscal year 2020.

Segment Profitability
For the three and nine months ended March 31, 2021, the decrease to Vistaprint's segment EBITDA was primarily due to a decline in gross profit driven by the organic revenue decrease described above, as well as a revenue mix shift to lower margin products during the second quarter of fiscal 2021. For the three months ended March 31, 2021, an increase in operating expenses was driven by the acquisition of 99designs combined with increased investment in hiring, which was more than offset by year-over-year cost reductions including lower building-related costs and travel expenses.
For the nine months ended March 31, 2021, the decline in segment EBITDA was combined with increased investment in advertising which included expanded return on advertising spend targets and increases in upper-funnel advertising investments (including related agency fees) and brand-based sponsorships. Additionally, the increase in operating expenses was driven by continued hiring and increased spend related to customer experience, partially offset by technology savings from our fiscal 2020 restructuring and reduced spend for consulting projects compared to the prior year periods. For the three and nine months ended March 31, 2021, Vistaprint received $1.9 million and $6.8 million, respectively in government incentives to offset wages in locations where demand decreased materially but roles were maintained. Vistaprint's segment EBITDA was positively impacted by currency movements for both periods presented.
PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$93,997	$109,496	(14)%	$315,915	$345,403	(9)%
Segment EBITDA	7,560	8,686	(13)%	33,732	35,922	(6)%
% of revenue	8%	8%		11%	10%
Segment Revenue
PrintBrothers' reported revenue decline for the three and nine months ended March 31, 2021 was positively affected by currency impacts of 7% and 6%, respectively, resulting in a constant-currency revenue decline,of 21% for the three months ended March 31, 2021, and, excluding the impact of acquisitions, a constant-currency organic revenue decline of 17%, for the nine months ended March 31, 2021. The revenue decline was due to pandemic-related decreases in demand. In the current quarter, heightened restrictions in certain European countries, including Germany and the Netherlands, resulted in more significant impacts on demand as compared to the first six months of the fiscal year.
Segment Profitability
PrintBrothers' segment EBITDA decreased during the three and nine months ended March 31, 2021 as compared to the prior comparative periods, due primarily to the revenue declines described above. A portion of the decline in segment EBITDA driven by the revenue decline was partially offset by discretionary cost controls and government incentive program benefits of $0.9 million and $2.5 million for the three and nine months ended March 31, 2021, respectively. PrintBrothers' segment EBITDA was positively impacted by currency movements for both periods presented.
The Print Group

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$59,945	$68,537	(13)%	$202,586	$228,494	(11)%
Segment EBITDA	6,475	10,934	(41)%	31,227	42,673	(27)%
% of revenue	11%	16%		15%	19%

Segment Revenue
The Print Group's reported revenue decline for the three and nine months ended March 31, 2021 was positively affected by currency impacts of 7% and 6%, respectively, resulting in a decrease in revenue on a constant-currency basis of 20% and 17%, respectively. The revenue decline was due to pandemic-related decreases in demand. Despite these pressures, our businesses have found pockets of strength in demand and pivoted quickly over the last year to deliver quality offerings to help fill in some of the reduced demand in other areas, including the launch of new products for other Cimpress businesses.
Segment Profitability
The Print Group's segment EBITDA decreased during the three and nine months ended March 31, 2021, as compared to the prior comparative periods, primarily driven by the revenue decline described above. This was partially offset by discretionary cost controls, benefits from government incentives totaling $0.3 million and $1.6 million, respectively, and efficiency gains from leveraging our mass customization platform to shift production to lower-cost sources. The Print Group's segment EBITDA was positively impacted by currency movements for both periods presented.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$62,220	$68,362	(9)%	$244,561	$266,510	(8)%
Segment EBITDA	(3,324)	(1,244)	(167)%	4,733	17,005	(72)%
% of revenue	(5)%	(2)%		2%	6%
Segment Revenue
National Pen's reported revenue decrease for the three and nine months ended March 31, 2021 was positively affected by currency impacts of 3% in both periods, resulting in constant-currency revenue declines of 12% and 11%, respectively. National Pen's sales continue to be negatively impacted due to cancelled trade shows and other large-scale events. Product sales to other Cimpress businesses continued to supplement some of the lost volume from lower demand.
Segment Profitability
The decrease in National Pen's segment EBITDA for the three and nine months ended March 31, 2021 was due to the revenue decline described above. The impacts of lower revenue on National Pen's fixed cost base negatively impacted profitability in comparison to the year-ago periods, partially offset by reduced variable cost, advertising and discretionary spend. National Pen was negatively impacted by the sale of disposable masks at a loss, as well as the recognition of an inventory reserve to reduce the carrying value of all remaining disposable masks held in inventory to current market prices of $0.8 million and $6.2 million, respectively, for the three and nine months ended March 31, 2021. National Pen's segment EBITDA was positively impacted by currency movements for both periods presented.

All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue (1)	$44,062	$39,237	12%	$142,905	$131,287	9%
Segment EBITDA (1)	6,515	3,187	104%	25,781	8,572	201%
% of revenue	15%	8%		18%	7%
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
Segment Revenue
All Other Businesses' constant-currency revenue excluding the impact of acquisitions increased by 15% and 12% for the three and nine months ended March 31, 2021, respectively. This was primarily driven by continued growth at BuildASign, whose home décor and pandemic-focused signage products continued to generate strong results. BuildASign's strong execution was aided by the business increasingly leveraging our mass customization platform to drive new product introduction and improve customer experience. Revenue also grew year over year in our smaller Printi and YSD businesses.
Segment Profitability
Within the All Other Businesses segment, each business improved its profitability for the three and nine months ended March 31, 2021 as compared to the comparable periods, with the overall improvement primarily driven by revenue growth and advertising efficiency in BuildASign. Printi and YSD reduced losses through revenue growth and improved efficiency. Our divestiture of loss-making VIDA in the fourth quarter of fiscal year 2020 also contributed to year-over-year profit improvements in the third quarter of fiscal year 2021.
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
Central and corporate costs decreased by $4.2 million and $14.3 million during the three and nine months ended March 31, 2021, respectively, as compared to the prior year periods, due to lower professional fees, share-based compensation expense and discretionary spend, including travel and training costs. In addition, the lower central costs were also impacted by the prior year reorganization of our central technology team.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$218,948	$284,061
Net cash used in investing activities	(101,147)	(47,813)
Net cash used in financing activities	(130,185)	(36,756)
At March 31, 2021, we had $36.4 million of cash and cash equivalents and $1,384.1 million of debt, excluding debt issuance costs, and debt premiums and discounts.
The cash flows during the nine months ended March 31, 2021 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $197.1 million primarily related to positive adjustments for depreciation and amortization of $128.7 million, share-based compensation costs of $23.1 million, unrealized currency-related losses of $20.8 million and $19.9 million of lease-related long-lived asset impairments
•Total net working capital impacts of $36.8 million were a source of cash. Inventory, accounts payable, and accrued expenses inflows were partially offset by accounts receivable and other asset outflows

Cash outflows:
•Net loss of $15.0 million
•Payments of debt of $107.9 million, net of borrowings and inclusive of debt issuance costs
•Internal and external costs of $45.3 million for software and website development that we have capitalized
•Acquisition of 99designs for $36.4 million, net of cash acquired and excluding the deferred payment and post-closing adjustment that are payable February 15, 2022
•Capital expenditures of $22.7 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Payment of withholding taxes in connection with share awards of $5.6 million
•Purchase of noncontrolling interest of $5.1 million and distribution to noncontrolling interest holders of $4.6 million
•Payments for finance lease arrangements of $5.5 million
Additional Liquidity and Capital Resources Information. During the nine months ended March 31, 2021, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. As of March 31, 2021, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $41.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
As described in Note 15 of our accompanying consolidated financial statements, we expect to refinance our 12% Second Lien Notes in May 2021 at materially improved interest rates. We plan to raise a senior secured Term Loan B that would repay our existing secured debt and bring liquidity onto the balance sheet. If executed, the transaction would reduce our weighted average cost of capital, provide additional financial flexibility, and extend the maturity profile of our secured debt.
Debt. As of March 31, 2021, we had aggregate loan commitments from our senior secured credit facility totaling $992.5 million. The loan commitments consisted of revolving loan borrowings of $329.0 million and term loans of $142.5 million. We have other financial obligations that constitute additional indebtedness based on the definitions within the credit facility. As of March 31, 2021, the amount available for borrowing under our senior secured credit facility was as follows:

In thousands
March 31, 2021
Maximum aggregate available for borrowing	$992,500
Outstanding borrowings of senior secured credit facility	(471,500)
Remaining amount	521,000
Limitations to borrowing due to debt covenants and other obligations (1)	(253,186)
Amount available for borrowing as of March 31, 2021 (2) (3)	$267,814
_________________
(1) The debt covenants of our senior secured credit facility limit our borrowing capacity each quarter, depending on our leverage and other indebtedness, such as notes, finance leases, letters of credit, and any other debt, as well as other factors that are outlined in the credit agreement. As of March 31, 2021, we elected to exit the Covenant Suspension Period early, and entered into an amendment to our senior secured credit agreement which reinstated modified financial maintenance covenants under the credit agreement. Refer to Note 9 in our accompanying consolidated financial statements for additional information.
(2) The amount available for borrowing reflects borrowings available for incremental debt that would increase our leverage, which is impacted by our leverage covenants. However, as of March 31, 2021, $516.0 million of unused capacity was available to us assuming any amounts above the amount available for borrowing are used to refinance our existing second lien notes, under a leverage neutral transaction.
(3) Share purchases, dividend payments, and corporate acquisitions are subject to more restrictive covenants, and therefore we may not be able to use the full amount available for borrowing for these purposes.

Debt Covenants. In conjunction with the February 2021 amendment to our senior secured facility, we elected to exit the Covenant Suspension Period early, and entered into an amendment to our senior secured credit agreement which reinstated modified financial maintenance covenants under the credit agreement. Refer to Note 9 in our accompanying consolidated financial statements for additional information.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2021, we had $12.6 million outstanding for other debt payable through January 2026.
Contractual Obligations
Contractual obligations at March 31, 2021 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1) (2)	$100,133	$26,084	$36,638	$16,254	$21,157
Purchase commitments	211,311	106,922	88,514	15,875	—
Senior unsecured notes and interest payments	831,000	42,000	84,000	84,000	621,000
Second lien notes and interest payments	462,000	36,000	72,000	354,000	—
Other debt and interest payments (3)	587,789	50,696	94,474	442,619	—
Finance leases, net of subleases (1)	21,697	8,634	8,963	3,552	548
Other	44,680	44,586	94	—	—
Total (4)	$2,258,610	$314,922	$384,683	$916,300	$642,705
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) On January 6, 2021, we amended our Waltham lease agreement to reduce the amount of space leased. As part of the agreement, as of March 31, 2021, we had a remaining obligation of $4.4 million for the lease termination penalty that was paid on April 1, 2021. We have separately entered into a lease agreement for a new office space in Waltham, Massachusetts, which will commence on June 1, 2021. The amended lease terms, combined with the new lease agreement, resulted in a reduction to total lease commitments of $44.6 million, exclusive of the termination penalty. Refer to Note 13 in our accompanying consolidated financial statements for additional details.
(3) Other debt and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash. We have excluded the effect of interest rate swaps of $0.5 million within the more than five years category above as that period extends beyond the term of our debt and the interest rate swaps do not yet offset contractual interest payments.
(4) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.0 million as of March 31, 2021 have been excluded from the contractual obligations table above. See Note 10 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.4 million.
Purchase Commitments. At March 31, 2021, we had unrecorded commitments under contract of $211.3 million. Purchase commitments consisted of third-party web services of $96.7 million, software of $54.5 million, inventory and third-party fulfillment purchase commitments of $19.0 million, advertising of $15.1 million, , commitments for professional and consulting fees of $7.4 million, production and computer equipment purchases of $2.4 million and other unrecorded purchase commitments of $16.2 million.
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
Other Debt and Interest Payments. At March 31, 2021, the term loans of $142.5 million outstanding under our credit agreement had repayments due on various dates through November 15, 2024, with the revolving loans outstanding under our $329.0 million revolving credit facility due on November 15, 2024. Interest payable included in this table is based on the interest rate as of March 31, 2021, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule and all Prime rate based revolving loan amounts will be paid within a year. Interest payable includes the estimated impact of our interest rate swap agreements.
In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of March 31, 2021 we had $12.6 million outstanding for those obligations that have repayments due on various dates through January 2026.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2027. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2021 is $59.9 million, net of accumulated depreciation of $39.9 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2021 amounts to $27.0 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $44.7 million in the aggregate.This balance includes the deferred payment related to the 99designs acquisition totaling $43.7 million. Refer to Note 7 in our accompanying consolidated financial statements for additional details.
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
The table below sets forth operating income and adjusted EBITDA for the three and nine months ended March 31, 2021 and 2020:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
GAAP operating (loss) income	$(15,697)	$(87,736)	$114,483	$59,238
Exclude expense (benefit) impact of:
Depreciation and amortization	42,809	41,840	128,696	126,731
Proceeds from insurance	122	—	122	—
Share-based compensation expense (1)	9,545	8,908	23,071	21,983
Certain impairments and other adjustments (2)	20,563	101,976	21,131	102,736
Restructuring-related charges	(382)	919	1,714	5,006
Realized (losses) gains on currency derivatives not included in operating (loss) income	(1,936)	5,001	(2,297)	20,247
Adjusted EBITDA	$55,024	$70,908	$286,920	$335,941
_________________
(1) The adjustment for share-based compensation expense excludes the portion of share-based compensation expense included in restructuring related charges, if any, to avoid double counting.
(2) During the three months ended March 31, 2021, we recognized impairment and abandonment charges of $19.9 million for the change in nature of use for two of our leased locations. These impairment and abandonment charges are classified within general and administrative expense in the consolidated statement of operations. Refer to Note 2 in our accompanying financial statements for more information. We also recognized $0.6 million of loss for the routine disposal of fixed assets and impairment of capitalized software during the three months ended March 31, 2021.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2021 and 2020:

In thousands	Nine Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$218,948	$284,061
Purchases of property, plant and equipment	(22,736)	(38,638)
Capitalization of software and website development costs	(45,321)	(35,824)
Adjusted free cash flow	$150,891	$209,599

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of March 31, 2021, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2021, we had $471.5 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2021, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an immaterial impact to interest expense over the next 12 months.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a increase of $3.3 million and $14.5 million, respectively, on our (loss) income before income taxes for the three months ended March 31, 2021 and 2020 respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2019, we announced that our Board had authorized us to repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers. This repurchase program expires on May 22, 2021, and we may suspend or discontinue our share repurchases at any time. We did not purchase any of our ordinary shares during the three months ended March 31, 2021.

Item 6. Exhibits, Financial Statement Schedules

Exhibit No.	Description
10.1	Amendment No. 5, dated as of February 16, 2021, among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), to the senior secured Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, as further amended and restated as of July 13, 2017, and as previously amended, among the Borrowers, the lenders named therein, and the Administrative Agent is incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 18, 2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101	The following materials from this Quarterly Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 29, 2021                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)