Form 10-K
period 2021-06-30
CIMPRESS plc
filed 2021-08-06
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the annual period ended	June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.87 billion on December 31, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 3, 2021, there were 25,054,075 Cimpress plc ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2021. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2021

PART I
Item 1. Business
Overview & Strategy
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization, via which we deliver large volumes of individually small-sized customized orders for a broad spectrum of print, signage, photo merchandise, invitations and announcements, writing instruments, packaging, apparel and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization in more detail further below.
We have grown substantially over our history, from $0.2 billion of revenue in fiscal year 2006 to $2.6 billion of revenue in fiscal year 2021, and as we have grown we have achieved important benefits of scale. However, we also believe it is critical for us to “stay small as we get big”. By this we mean that we need to serve customers and act and compete with focus, nimbleness and speed that is typical of smaller, entrepreneurial firms but often not typical of larger firms. This is because we face intense competition across all our businesses, and we must constantly and rapidly improve the value we deliver to customers. To stay small as we get big, our strategy calls for us to pursue a deeply decentralized organizational structure which delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses.
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
We limit all other central activities to only those which must be performed centrally. Out of more than 14,000 employees we have fewer than 80 who work in central activities that fall into this category, which includes tax, treasury, internal audit, general counsel, sustainability, corporate communications, consolidated reporting and compliance, investor relations, capital allocation and the functions of our CEO and CFO. We seek to avoid bureaucratic behavior in the corporate center; however we have developed, through experience, guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers or being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, or the policies by which we ensure compliance with information privacy laws.
This strategy has proven to be of great value to us during the COVID-19 crisis; we could not have reacted as proactively, effectively or quickly had we not put in place our strategy and organizational structure several years ago. Our decentralized model allowed our businesses to respond quickly to local restrictions, customer needs, and the health and safety of our team members, and leaders shared information and best practices across the group. Our shared strategic capabilities in procurement helped us to address supply chain risks and partner with our suppliers to delay our payments to them, the mass customization platform helped us to route orders between production facilities when needed due to temporary closures, and our central finance and legal teams secured the financial flexibility to navigate this period of uncertainty.

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
We believe this opportunity to deliver substantially better customer value and to therefore disrupt large traditional industries can translate into tremendous future opportunity for Cimpress. Until approximately our fiscal year 2012, we focused primarily on a narrow set of customers (highly price-sensitive and discount-driven micro businesses and consumers) with a limited product offering. Through acquisitions and via significant investments in our Vistaprint business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types.
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
Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America and Europe combined and at least $150 billion annually if you include other geographies and consumer products:

•Small format marketing materials such as business cards, flyers, leaflets, inserts, brochures and magazines. Businesses of all sizes are the main end users of short-and-medium run lengths (per order quantities below 2,500 units for business cards and below 20,000 units for other materials).

•Large format products such as banners, signs, tradeshow displays, and point-of-sale displays. Businesses of all sizes are the main end users of short-and-medium run lengths (less than 1,000 units).

•Promotional products, apparel and gifts including decorated apparel, bags and textiles, and hard goods such as pens, USB sticks, and drinkware. The end users of short-and-medium runs of these products range from businesses to teams, associations and groups, as well as consumers.

•Packaging products, such as corrugated board packaging, folded cartons, bags and labels. Businesses are the primary end users for short-and-medium runs (below 10,000 units).

Cimpress’ recent acquisition of 99designs, which operates within our Vistaprint business, combined with organic investment in design services, has extended our total addressable market. Vistaprint researched the design spend in two of its largest markets, the U.S. and Germany, and found that small businesses spend approximately $6 billion annually on design services in these two markets, exclusive of the purchases of the print or digital products that the designs enhance. Even more importantly, this research found that small businesses in these markets that purchase design services represent the majority of the addressable market for print and digital marketing materials. We believe that a broader complement of design services should enable Vistaprint to retain customers longer as their needs evolve, as well as both attract new customers and serve existing customers with more complex products and therefore access more of our total addressable market.
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

Our businesses collectively operate across North America and Europe, as well as in India, Japan, Brazil, China and Australia. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a completely self-service basis or with varying levels of assistance. Some of our businesses also use offline techniques to acquire customers (e.g., mail order, telesales). The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, canvas-print wall décor, decorated apparel, promotional products and gifts, packaging, design services, textiles and magazines and catalogs. Also, we have responded to customer needs with new pandemic-related design templates for existing products as well as launching new products like face masks.
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
Our businesses operate production facilities throughout the geographies listed above, with over 3.3 million square feet of production space in the aggregate across our owned and operated facilities. We also work extensively with several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to reduce inventory and working capital and improve delivery speeds to customers relative to traditional suppliers. In certain of our company-owned manufacturing facilities, software schedules the near-simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
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
    Our businesses are currently organized into the following five reportable segments:
1.Vistaprint:

Consists of the operations of our Vistaprint-branded websites in North America, Europe, Australia, New Zealand, India and Japan. This business also includes our Vistaprint Corporate Solutions business which serves medium-sized businesses and large corporations and our 99designs business which provides graphic design services.
Our Vistaprint business helps more than 15 million micro businesses (companies with fewer than 10 employees) create attractive, professional-quality marketing products at affordable prices and at low volumes. With Vistaprint, small businesses are able to create and customize their marketing with easy-to-use digital tools and design-templates, or by receiving expert graphic design support. In October 2020, Vistaprint acquired 99designs to expand its design offering via a worldwide community of more than

150,000 talented designers to make it easy for designers and clients to work together to create designs they love. Vistaprint’s average order value is about $50, and customers spend about $100 per year; yet Vistaprint has historically had gross margins of about 60% and advertising spend as a percent of revenue of about 15%. Vistaprint has had strong free cash flow conversion as its e-commerce model leads to collections from customers prior to the production and shipment of customer orders.
Upload & Print:
Our Upload & Print businesses are organized in two sub-groups. We refer to these reportable segments as PrintBrothers and The Print Group, each of which focuses on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skill sets. Upload and print businesses have an average order value of about €100 and annual per customer revenue of over €600. Gross margins vary by business but average about 30% due to wholesale-like pricing and the wide variety of products produced both in owned facilities as well as via third-party fulfillers. Advertising spend as a percent of revenue is about 5%.
2.PrintBrothers: Consists of our druck.at, Printdeal, and WIRmachenDRUCK businesses. PrintBrothers businesses serve customers throughout Europe, and primarily in Austria, Belgium, Germany, the Netherlands, and Switzerland.

3.The Print Group: Consists of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses. The Print Group businesses serve customers throughout Europe, and primarily in France, Italy, Spain and the UK.

4.National Pen:

Consists of our National Pen business and a few smaller brands operated by National Pen that are focused on customized writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses.

National Pen serves more than a million small businesses annually across more than 20 countries. Marketing methods are typically direct mail and telesales, as well as a growing e-commerce site. National Pen operates several brands focused on customized writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses. National Pen’s average order value is about $200 - $250, and annual revenue per customer is about $300. Gross margins have historically been about 55% with highly seasonal profits driven in the December quarter. Significant inventory and customer invoicing requirements in this business drive different working capital needs compared to our other businesses.

5.All Other Businesses:
Includes a collection of businesses combined into one reportable segment based on materiality: BuildASign, the largest of the these businesses with strong profitability and cash flow, and Printi and YSD, small early-stage businesses operating at modest losses, by which Cimpress is expanding into new markets.

BuildASign is an e-commerce provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas. In the fourth quarter of fiscal year 2021, we closed a small acquisition under BuildASign in a new product category.

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
Each of our businesses uses a mix of proprietary and third-party technology that supports the specific needs of that business. Their technology intensity ranges from significant to light, depending on their specific needs. Over the past few years, an increasing number of our businesses have begun to modernize and modularize their business-specific technology to enable them to launch more new products faster, provide a better customer experience, more easily connect to our MCP technologies, and leverage third-party technologies where we do not need to bear the cost of developing and maintaining proprietary technologies. For example, our businesses are increasingly using third-party software for capabilities such as content management, multivariate testing tools and data warehousing, which are areas that specialized best-in-class technologies are better than the proprietary technologies they have replaced. This allows our own engineering and development talent to focus on artwork technologies, product information management and marketplace technologies from which we derive competitive advantage.
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
Information Privacy and Security

    Each Cimpress business is responsible for ensuring that customer, company and team member information is secure and handled in ways that are fully compliant with relevant laws and regulations. Because there are many aspects of this topic that apply to all of our businesses, Cimpress has a central security team that defines security policies, deploys security controls, and provides services and embeds security into the development processes of our businesses. This team works in partnership with each of our businesses and the corporate center to measure security maturity and risk, and provides managed security services in a way that allows each business to address their unique challenges, lower their cost, and become more efficient in using their resources.
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
Competition

We estimate that Cimpress has a total addressable market of over $100 billion in North America and Europe, where it is the market leader in the transformation from traditional highly fragmented off-line production to online/mass customized approaches that deliver higher quality, faster speed and lower cost. We believe that this market is at least $150 billion annually if you include other geographies and consumer products. Additionally, as described above, through the acquisition of 99designs and organic investment in Vistaprint, we have also expanded this total addressable market to now include the large market for design services. Though Cimpress is the largest business in our space, we still represent a small fraction of the overall market, and believe there is significant room for growth over the long-term future.
The markets for the products our businesses produce and sell are intensely competitive, highly fragmented and geographically dispersed, with many existing and potential competitors. We have very low market share relative to the total. Within this highly competitive context, our businesses compete on the basis of breadth and depth of product offerings; price; convenience; quality; technology; design content, tools, and assistance; customer service; ease of use; and production and delivery speed. It is our intention to offer a broad selection of high-quality products as well as related services at competitive price points and in doing so, offer our customers an attractive value proposition. Our current competition includes a combination of the following:

•traditional offline suppliers and graphic design providers

•online printing and graphic design companies

•office superstores, drug store chains, food retailers, and other major retailers targeting small business and consumer markets

•wholesale printers

•self-service desktop design and publishing using personal computer software

•email marketing services companies

•website design and hosting companies

•suppliers of customized apparel, promotional products, gifts, and packaging

•online photo product companies

•internet retailers

•online providers of custom printing services that outsource production to third party printers

•providers of digital marketing such as social media and local search directories

Today’s market has evolved to be much tougher in terms of competition. This evolution, which has been going on for 20 years, has led to major benefits for customers in terms of lower prices, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. We are seeing these types of small format products growing at rates slower than some other product categories, and we continue to derive significant profits from these small format products. Conversely, there are other product areas that have only more recently begun to benefit from mass customization, such as signage, promotional products, apparel and gifts, textiles and packaging. Here, we see higher rates of growth, but with a wider variety of profit outcomes as we continue to scale our offering in these areas. There is also a geographic overlay to these trends. For example, in developing markets like India and Brazil where these products are more recently available in an online marketplace, we see stronger growth across all product areas, whereas the market in countries such as Germany is far more mature and therefore more slow growing. Some of these trends were distorted over the last year because of the pandemic, which temporarily altered demand and behavior patterns.

We anticipate that the overall competitive landscape described above has already begun to change as a result of the pandemic, in the following ways:

•New business formation: Economic data shows that new business formation has increased meaningfully during the pandemic in our top markets: U.S., UK, France, and Germany. This often happens in a recession out of necessity: people who lose employment need to make ends meet and so start their own businesses. We have an opportunity to serve millions of individuals who take up self-employment or freelance roles because of our ability to serve the needs of those customers – we have demonstrated this in past recessions and expect to be able to do so again.
•E-commerce acceleration: We believe that the shift from traditional to mass customized models has accelerated as shelter-at-home experiences are making e-commerce and service-at-a-distance experiences like ours more mainstream. For example, McKinsey has estimated in the U.S. that 10 years of e-commerce adoption was compressed into three months during the pandemic[1]. There are similar trends in other countries around the world, according to an OECD policy brief[2], among other sources.
•Accelerated shift from traditional production to mass customized sources: Conditions have been very difficult for small traditional suppliers and we believe some of these businesses are unlikely to last beyond the period of time that they are receiving government aid. We see this through industry news coverage[3] and research[4] and through some of our businesses that sell to these suppliers as bookings from those channels have been harder hit. One of the reasons for this is small traditional suppliers have a narrower range of products than Cimpress so as demand for those products dropped significantly, even if temporary, there was less room to maneuver.
•Share gains versus online players: Additionally, we believe that some of the online competitors that offer a more limited product portfolio or lack scale advantages have had less flexibility to navigate changing customer demand levels. We saw online competitors[5] who report their revenue publicly down year over year 35% - 40% during the 6-month period from July 1, 2020 to December 31, 2020, while our own revenue declined just 10% in the same period.

[1] https://www.mckinsey.com/business-functions/marketing-and-sales/our-insights/survey-us-consumer-sentiment-during-the-coronavirus-crisis#
[2] http://www.oecd.org/coronavirus/policy-responses/e-commerce-in-the-time-of-covid-19-3a2b78e8/
[3] https://www.printweek.com/news/article/industry-bodies-warn-on-carnage-in-print
[4] https://store.whattheythink.com/downloads/printing-outlook-2021/
[5] We note that we have three known competitors with publicly reported revenue

Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:
•Environmental: We regularly evaluate ways to minimize the impact of our operations on the environment. In terms of combating climate change, we have established and centrally fund a company-wide carbon emissions reduction program to lower the emissions associated with our operations at a rate slightly exceeding the 1.5oC target pathway, and expect to achieve carbon neutrality by 2040. This commitment expands upon our previous 2°C target, established in alignment with the 2015 United Nations Global Change Conference (COP21 “Paris Climate Accord”), and now includes the emissions from our supply chain (Scope 3). Our plan includes investments in energy-reducing infrastructure and equipment, renewable energy sourcing, and examination of our substrate and logistics choices for further opportunities to reduce total emissions. We are on track to meet this commitment, and we seek to make further improvements each year going forward.
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
We also have also recently committed to improve the profile of our plastic-based packaging and products in line with the targets set by the New Plastics Economy Global Commitment, co-sponsored by the United Nations Environment Programme. This includes a focus on reduced plastic usage, increased recyclability, and support of products that contain recycled materials.
•Fair labor practices: We make recruiting, retention, and other performance management related decisions based solely on merit, based on an individual’s ability to do their job with excellence and in alignment with the company’s strategic and operational objectives. We do not tolerate discrimination on any basis protected by human rights laws or anti-discrimination regulations, and we strive to do more in this regard than the law requires. We are committed to a work environment where team members are treated with respect and fairness, and have invested in education and awareness programs for team members to make further improvements in this area. We value individual differences, unique perspectives and the distinct contributions that each one of us can make to the company.
•Team member health and safety: We require safe working conditions at all times to ensure our team members and other parties are protected, and require legal compliance at a minimum at all times. We require training on – and compliance with – safe work practices and procedures at all manufacturing facilities to ensure the safety of team members and visitors to our plant floors. Given the global impacts of the COVID-19 pandemic, we have held our team member health and safety as a top priority, and have implemented measures such as remote working for members who are able to and increased safety measures at our manufacturing and customer service centers including additional cleaning and sanitary protocols.
•Ethical supply chain: It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. Each Cimpress business is responsible to ensure its supply chain does not allow for unacceptable practices such as environmental crimes, child labor, slavery or unsafe working conditions.
More information can be found at www.cimpress.com in our Corporate Social Responsibility section, including links to reports and documents such as our supplier code of conduct, compliance with the UK anti-slavery act and our supply chain transparency disclosure.
Intellectual Property
We seek to protect our proprietary rights through a combination of patents, copyrights, trade secrets, trademarks and contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and control access to, and distribution of, our proprietary information. We have registered, or applied for the registration of, a number of U.S. and international domain names, trademarks, and copyrights. Additionally, we have filed U.S. and international patent applications for certain of our proprietary technology. Seasonality
Our profitability has historically been highly seasonal. Our second fiscal quarter, ending December 31, includes the majority of the holiday shopping season and is our strongest quarter for sales of our consumer-oriented products, such as holiday cards, calendars, canvas prints, photobooks, and personalized gifts.
Employees
As of June 30, 2021, we had approximately 13,000 full-time and approximately 1,000 temporary employees worldwide.
Corporate Information
Cimpress plc was incorporated on July 5, 2017 as a private company limited by shares under the laws of Ireland and on November 18, 2019 was re-registered as a public limited company under the laws of Ireland. On December 3, 2019, Cimpress N.V., the former publicly traded parent company of the Cimpress group of entities, merged with and into Cimpress plc, with Cimpress plc surviving the merger and becoming the publicly traded parent company of the Cimpress group of entities. Cimpress N.V., the predecessor company to Cimpress plc, was incorporated under the laws of the Netherlands on June 5, 2009. The registered office of Cimpress plc is at Building D, Xerox Technology Park, Dundalk, Co. Louth, Ireland, and its telephone number at the registered office is +353-42-938-8500.
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

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results and do not manage our business to maximize current period reported financial results, such as (but not limited to) near- and mid-term revenue, operating income, net income, EPS, adjusted EBITDA, and cash flow. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all

•the effects of the COVID-19 pandemic on our customers, suppliers, business, and operations

•variations in the demand for our products and services, in particular during our second fiscal quarter, which may be driven by seasonality, performance issues in some of our businesses and markets, or other factors

•currency and interest rate fluctuations, which affect our revenue, costs, and fair value of our assets and liabilities

•our hedging activity

•our ability to attract and retain customers and generate purchases

•shifts in revenue mix toward less profitable products and brands

•the commencement or termination of agreements with our strategic partners, suppliers, and others

•our ability to manage our production, fulfillment, and support operations

•costs to produce and deliver our products and provide our services, including the effects of inflation and the rising costs of raw materials such as paper

•our pricing and marketing strategies and those of our competitors

•expenses and charges related to our compensation arrangements with our executives and employees

•costs and charges resulting from litigation

•changes in our effective income tax rate or tax-related benefits or costs

•costs to acquire businesses or integrate our acquired businesses

•financing costs

•impairments of our tangible and intangible assets including goodwill

•the results of our minority investments and joint ventures
Some of our expenses, such as office leases, depreciation related to previously acquired property and equipment, and personnel costs, are relatively fixed, and we may be unable to, or may not choose to, adjust operating expenses to offset any revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any period. Our operating results may sometimes be below the expectations of public market analysts and investors, in which case the price of our ordinary shares may decline.

The COVID-19 pandemic has had, and may continue to have, a major adverse impact on our operations, financial results, customers, markets, and employees, and future pandemics or other large-scale events could have similar major adverse impacts.

The COVID-19 pandemic has negatively impacted our business in a number of material ways including material declines in demand for our products and services, leading to major adverse effects on our revenue, earnings, cash flows, and other financial results. Although we are seeing increased signs of recovery in many of our markets, we cannot predict what new variants of the COVID-19 virus may emerge, whether there will be additional waves of increased infection rates, how long the pandemic and its impacts on economic activity and our business, operations, and markets will continue, or whether the pandemic will lead to a prolonged economic downturn. Accordingly, it is possible that we could see see additional or continuing negative impacts on our business and financial results in the future. In addition, if another pandemic or other event occurs that limits commerce on a large scale, such as climate change or war, our business, operations, and financial results could be materially impacted.

We need to hire and retain talented personnel in key roles in order to be successful, and we face intense competition for talent.

If we are unable to recruit, retain, and motivate our employees in senior management and key roles such as technology, marketing, data science, and production, then we may not be able to execute on our strategy and grow our business as planned. Our current management and employees may cease their employment with us at any time with minimal advance notice, and we are seeing increased competition for talent that is making it more difficult for us to retain the employees we have and to recruit new employees

If we are not successful in transforming the Vistaprint business, then we could lose market share and our financial results could be adversely impacted.

The Vistaprint business is undertaking a multi-year transformation, and we are investing heavily to rebuild Vistaprint's technology infrastructure, improve our customer experience, and recruit new talent. If our investments do not have the effects we expect, the new technology infrastructure does not perform well or is not as transformational as we expect, or the transformation is otherwise unsuccessful, then we could fail to attract new and repeat customers, Vistaprint's reputation and brand could be damaged, and our revenue and earnings could fail to grow or could decline.

We may not succeed in promoting, strengthening, and evolving our brands, which could prevent us from acquiring new customers and increasing revenues.

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

We are a global company with production facilities, offices, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of risks and challenges that relate to our global operations, decentralization, expansion, and complexity including, among others:

•difficulty managing operations in, and communications among, multiple businesses, locations, and time zones

•challenges of ensuring speed, nimbleness, and entrepreneurialism in a large and complex organization

•difficulty complying with multiple tax laws, treaties, and regulations and limiting our exposure to onerous or unanticipated taxes, duties, tariffs, and other costs

•our failure to improve and adapt our financial and operational controls and systems to manage our decentralized businesses and comply with our obligations as a public company

•the challenge of complying with disparate laws in multiple countries, such as local regulations that may impair our ability to conduct our business as planned, protectionist laws that favor local businesses, and restrictions imposed by local labor laws

•the challenge of maintaining management's focus on our strategic and operational priorities and minimizing lower priority distractions

•disruptions caused by political and social instability that may occur in some countries

•exposure to corrupt business practices that may be common in some countries or in some sales channels and markets, such as bribery or the willful infringement of intellectual property rights

•difficulty repatriating cash from some countries

•difficulty importing and exporting our products across country borders and difficulty complying with customs regulations in the many countries where we sell products

•disruptions or cessation of important components of our international supply chain

•failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. Our information systems and those of third parties with which we share information are vulnerable to an increasing threat of cyber security risks, including physical and electronic break-ins, computer viruses, ransomware attacks, and phishing and other social engineering scams, among other risks, and these vulnerabilities may be heightened with many of our employees working remotely. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to expend significant resources to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

•damage our reputation and brands

•expose us to losses, costs, litigation, enforcement actions, and possible liability

•result in a failure to comply with legal and industry privacy regulations and standards

•lead to the misuse of our and our customers' and employees' confidential or personal information

•cause interruptions in our operations

•cause us to lose revenue if existing and potential customers believe that their personal and payment information may not be safe with us

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer and data protection. Complying with these varying and changing requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

Acquisitions and strategic investments may be disruptive to our business, may fail to achieve our goals, and can negatively impact our financial results.

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

An acquisition, minority investment, or joint venture may fail to achieve our goals and expectations and may         have a negative impact on our business and financial results in a number of ways including the following:

•The business we acquired or invested in may not perform or fit with our strategy as well as we expected.

•Acquisitions and minority investments can be costly and can result in increased expenses including impairments of goodwill and intangible asserts if financial goals are not achieved, assumptions of contingent or unanticipated liabilities, amortization of certain acquired assets, and increased tax costs, In addition. we may overpay for acquired businesses.

•The management of our acquired businesses, minority investments, and joint ventures may be more expensive or may take more resources than we expected. In addition, continuing to devote resources to a struggling business can take resources away from other investment areas and priorities.

•We may not be able to retain customers and key employees of the acquired businesses. In particular, it can be challenging to motivate the founders who built a business to continue to lead the business after they sell it to us.

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
Our various businesses rely on a variety of marketing methods to attract new and repeat customers including drawing visitors to our websites, promoting our products and services through search engines such as Google and Bing, email, direct mail, advertising banners and other online links, broadcast media and streaming platforms, social media platforms, and telesales. If search engines or social media platforms modify their algorithms or terminate their relationships with us, if fewer customers click through to our websites, if our direct mail marketing campaigns are not effective, or if the costs of attracting customers using any of our current methods significantly increase, then our ability to efficiently attract new and repeat customers would be reduced, our revenue and net income could decline, and our business and results of operations would be harmed.
Developing and deploying our mass customization platform is costly and resource-intensive, and we may not realize all of the anticipated benefits of the platform.
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

    We have entered into derivatives to manage our exposure to interest rate and currency movements. If we do not accurately forecast our results of operations, execute contracts that do not effectively mitigate our economic exposure to interest rates and currency rates, elect to not apply hedge accounting, or fail to comply with the complex accounting requirements for hedging, our results of operations and cash flows could be volatile, as well as negatively impacted. Also, our hedging objectives may be targeted at improving our non-GAAP financial metrics, which could result in increased volatility in our GAAP results. Since some of our hedging activity addresses long-term exposures, such as our net investment in our subsidiaries, the gains or losses on those hedges could be recognized before the offsetting exposure materializes to offset them, potentially causing volatility in our cash or debt balances and therefore our leverage.

Our businesses face risks related to interruption of our operations and lack of redundancy.

Our businesses' production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because our businesses are dependent in part on third parties for certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Some of the events that could cause interruptions in our businesses' operations or systems are the following, among others:

•fire, natural disasters, or extreme weather, which could be exacerbated by climate change

•pandemic or other public health crisis

•labor strike, work stoppage, or other issues with our workforce

•political instability or acts of terrorism or war

•power loss or telecommunication failure

•attacks on our external websites or internal network by hackers or other malicious parties

•inadequate capacity in our systems and infrastructure to cope with periods of high volume and demand

Any interruptions to our systems or operations could result in lost revenue, increased costs, negative publicity, damage to our reputations and brands, and an adverse effect on our business and results of operations. Building redundancies into our infrastructure, systems, and supply chain to mitigate these risks may require us to commit substantial financial, operational, and technical resources.

We face intense competition, and our competition may continue to increase.

The markets for our products and services are intensely competitive, highly fragmented, and geographically dispersed. The competitive landscape for e-commerce companies and the mass customization market continues to change as new e-commerce businesses are introduced, established e-commerce businesses enter the mass customization market, and traditional “brick and mortar” businesses establish an online presence. Competition may result in price pressure, increased advertising expense, reduced profit margins, and loss of market share and brand recognition, any of which could substantially harm our business and financial results. Some of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition or loyalty, more focus on a given subset of our business, significantly greater financial, marketing, and other resources, or willingness to operate at a loss while building market share.

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

We contract with multiple suppliers, fulfillers, merchants, and other business partners in many jurisdictions worldwide. We require our business partners to operate in compliance with all applicable laws, including those regarding corruption, working conditions, employment practices, safety and health, and environmental compliance, but we cannot control their business practices. We may not be able to adequately vet, monitor, and audit our many business partners (or their suppliers) throughout the world, and our decentralized structure heightens this risk, as not all of our businesses have equal resources to manage their business partners. If any of them violates labor, environmental, or other laws or implements business practices that are regarded as unethical or inconsistent with our values, our reputation could be severely damaged, and our supply chain and order fulfillment process could be interrupted, which could harm our sales and results of operations.

Our credit facility and the indentures that govern our notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility that governs our Term Loan B and revolving credit and the indenture that governs our 7.0% senior unsecured notes due 2026, which we collectively refer to as our debt documents, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit how we conduct our business, grow in accordance with our strategy, compete effectively, or take advantage of new business opportunities, including restrictions on our ability to:

•incur additional indebtedness, guarantee indebtedness, and incur liens

•pay dividends or make other distributions or repurchase or redeem capital stock

•prepay, redeem, or repurchase certain subordinated debt

•issue certain preferred stock or similar redeemable equity securities

•make loans and investments

•sell assets

•enter into transactions with affiliates

•alter the businesses we conduct

•enter into agreements restricting our subsidiaries’ ability to pay dividends

•consolidate, merge, or sell all or substantially all of our assets

A default under any of our debt documents would have a material, adverse effect on our business.

    Our failure to make scheduled payments on our debt or our breach of the covenants or restrictions under any of our debt documents could result in an event of default under the applicable indebtedness. Such a default would have a material, adverse effect on our business and financial condition, including the following, among others:

•Our lenders could declare all outstanding principal and interest to be due and payable, and we and our subsidiaries may not have sufficient assets to repay that indebtedness.

•Our secured lenders could foreclose against the assets securing their borrowings.

•Our lenders under our revolving credit facility could terminate all commitments to extend further credit under that facility.

•We could be forced into bankruptcy or liquidation.

Our material indebtedness and interest expense could adversely affect our financial condition.

As of June 30, 2021, our total debt was $1,764.9 million.

Subject to the limits contained in our debt documents, we may be able to incur substantial additional debt from time to time, and if we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:

•making it more difficult for us to satisfy our obligations with respect to our debt

•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes

•increasing our vulnerability to general adverse economic and industry conditions

•exposing us to the risk of increased interest rates as some of our borrowings, including borrowings under our credit facility, are at variable rates of interest

•placing us at a disadvantage compared to other, less leveraged competitors

•increasing our cost of borrowing

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and if we cannot make scheduled payments on our debt, we will be in default.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2021, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $4 million over the next 12 months.
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

If we were required to screen the content that our customers incorporate into our products, our costs could significantly increase, which would harm our results of operations.

Because of our focus on automation and high volumes, many of our sales do not involve any human-based review of content. Although our websites' terms of use specifically require customers to make representations about the legality and ownership of the content they upload for production, there is a risk that a customer may supply an image or other content for an order we produce that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, hateful, obscene, or otherwise objectionable or illegal under the laws of the jurisdiction(s) where that customer lives or where we operate. If the machine-learning tools we have developed to aid our content review fail to find instances of intellectual property infringement or objectionable or illegal content in customer orders, we could be required to increase the amount of manual screening we perform, which could significantly increase our costs, and we could be required to pay substantial penalties or monetary damages for any failure in our screening process.

Our failure to collect indirect taxes in all jurisdictions where we are required to do so could expose us to tax liabilities.

The application of sales, value added or other consumption taxes (indirect taxes) to e-commerce businesses such as Cimpress is a complex and evolving issue. If a government entity claims that we should have been collecting indirect taxes on the sale of our products in a jurisdiction where we have not been doing so, then we could incur substantial tax liabilities for past sales. For example, some of our businesses may not currently collect sales tax in all U.S. states where they sell products. Many state governments in the United States have imposed or are seeking to impose sales tax collection responsibility on out-of-state, online retailers, and the U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al. enabled states to adopt laws requiring remote sellers to collect and remit sales tax, even in states in which the seller has no physical presence. To the extent that individual states adopt similar legislation, this could significantly increase the collection and compliance burden on Cimpress businesses operating in the U.S.

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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation.

Our intercompany arrangements may be challenged, which could result in higher taxes or penalties and an adverse effect on our earnings.

We operate pursuant to written transfer pricing agreements among Cimpress plc and its subsidiaries, which establish transfer prices for various services performed by our subsidiaries for other Cimpress group companies. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be consistent with those between unrelated companies dealing at arm's length. With the exception of certain jurisdictions where we have obtained rulings or advance pricing agreements, our transfer pricing arrangements are not binding on applicable tax authorities. If tax authorities in any country were successful in challenging our transfer prices as not reflecting arm's length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices. A reallocation of taxable income from a lower tax jurisdiction to a higher tax jurisdiction would result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation.

Because of our corporate structure, our shareholders may find it difficult to enforce claims based on United States federal or state laws, including securities liabilities, against us or our management team.

We are incorporated under the laws of Ireland. There can be no assurance that the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or that the courts of Ireland would hear actions against us or those persons based on those laws. There is currently no treaty between the U.S. and Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters, and Irish common law rules govern the process by which a U.S. judgment will be enforced in Ireland. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically or necessarily be enforceable in Ireland.

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

Cimpress’ publicly traded parent company was historically subject to Dutch tax laws, including the 15% Dutch withholding tax that may be levied on dividends and similar distributions made by Cimpress to its shareholders, and purchased a number of our ordinary shares. Under our Dutch Advanced Tax Ruling, a purchase of shares should not result in any Dutch withholding tax if we hold the purchased shares in treasury for the purpose of issuing shares pursuant to employee share awards or for the funding of acquisitions. However, if the shares cannot be used for these purposes, or the Dutch tax authorities successfully challenge the use of the shares for these purposes, such a purchase of shares may be treated as a partial liquidation subject to the 15% Dutch withholding tax to be levied on the difference between our average paid in capital per share for Dutch tax purposes and the redemption price per share, if higher.

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

We believe that we were not a PFIC for the tax year ended June 30, 2021 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own real property including the following manufacturing operations that provide support across our businesses:
•A 582,000 square foot facility located near Windsor, Ontario, Canada that primarily services our Vistaprint business.
•A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business.
•A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vistaprint business.
•A 130,000 square foot facility located in Kisarazu, Japan that primarily services our Vistaprint and National Pen businesses in the Japanese market.
•A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vistaprint business.
•A 97,000 square foot facility, located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2021, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vistaprint	736,780	Technology development, marketing, customer service, manufacturing and administrative	July 2021 - November 2034
PrintBrothers	298,574	Technology development, marketing, customer service, manufacturing and administrative	November 2021 - December 2030
The Print Group	442,377	Technology development, marketing, customer service, manufacturing and administrative	August 2021 - December 2025
National Pen	411,288	Marketing, customer service, manufacturing and administrative	April 2022 -December 2027
All Other Businesses	549,256	Technology development, marketing, customer service, manufacturing and administrative	August 2021 - July 2025
Other (2)	83,140	Corporate strategy and technology development	January 2022 - June 2023
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2021, there were 10 holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The share repurchase program that we announced on November 25, 2019 expired on May 22, 2021. We did not repurchase any of our ordinary shares during the quarter ended June 30, 2021.
Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2016 and the relative performance of each investment is tracked through June 30, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the NASDAQ Composite Index
and the RDG Internet Composite Index

	2016	2017	2018	2019	2020	2021
Cimpress plc	$100.00	$102.22	$156.75	$98.28	$82.55	$117.23
NASDAQ Composite	100.00	128.30	158.57	170.91	216.96	315.10
RDG Internet Composite	100.00	139.43	196.44	201.56	271.11	385.88
The share price performance included in this graph is not necessarily indicative of future share price performance.

Item 6. Selected Financial Data
Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues, the size of our market and opportunity, our expectations with respect to our business, markets, competitive position, and demand for our products post-pandemic, our expectations for economic recovery post-pandemic, our expectations for design services in the Vistaprint business and the success of the 99designs acquisition, the anticipated effects of our investments in our business including the hiring of talented personnel, sufficiency of our liquidity position, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic and the timing and pace of economic recovery; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in this Report and the other documents that we periodically file with the SEC.
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
As of June 30, 2021, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vistaprint, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 15 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
COVID-19
Throughout fiscal year 2021, the pandemic and related restrictions had a negative impact on most of our businesses, customers and the markets that we serve. We've experienced improving trends in customer demand throughout the fiscal year, and we have experienced stronger recovery in demand in markets where pandemic restrictions have been lifted or are less severe. During the second half of the fiscal year we've lapped the early periods of the pandemic which had the most severe impacts on customer demand. The improving trends give us confidence that demand will continue to pick up as activity resumes in our markets around the world. We continue to hire talent and make investments in technology, data, new product introduction, customer experience improvements, and branding that are designed to build on our competitive advantages and drive growth in our businesses as we come out of the pandemic, although we can't forecast how long that will take. We continue to maintain flexibility in our cost structure, while at the same time increasing investment in areas we believe will generate high return on investment beyond the pandemic.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense related to borrowing; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the year ended June 30, 2021 as compared to the year ended June 30, 2020 follows:
Fiscal Year 2021
•Revenue increased by 4% to $2,592.5 million.
•Organic constant-currency revenue increased by 1% and decreased by 1% when excluding acquisitions completed in the last four quarters.
•Operating income increased by $67.5 million to $123.5 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $50.7 million to $349.1 million.
•Diluted net (loss) income per share attributable to Cimpress plc decreased to a loss per share in fiscal year 2021 of $2.99 from income per share of $3.00 in fiscal year 2020.
•Cash provided by operating activities decreased by $73.2 million to $265.2 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $78.2 million to $165.8 million.
For fiscal year 2021, the increase in reported revenue is primarily due to positive exchange rate fluctuations that benefited revenue, as well as the addition of the revenue of 99designs, which was acquired on October 1, 2020 and is included in our Vistaprint business. Organic constant-currency revenue decreased as we continued to realize negative impacts from COVID-19, as pandemic-related restrictions in certain markets throughout the year reduced customer demand. As restrictions started to ease in certain markets during the second half of the fiscal year, we began to see a strong correlation between markets with less pandemic-related restrictions and the recovery of customer demand. Revenue from event-driven small business products were most impacted during the fiscal year, and were partially offset by continued growth in revenue from home decor and packaging products, as well as contributions from new products introduced in reaction to the pandemic such as face masks. For fiscal year 2021, face masks contributed approximately 4% to total revenue, for which demand during the second half of fiscal year 2021 declined significantly due to increases in vaccination rates and reduction of mask requirements.
For the year ended June 30, 2021, operating income increased by $67.5 million, primarily driven by the non-recurrence of a $100.8 million goodwill impairment charge in the prior fiscal year, as well as variable cost controls, fixed cost savings and lower restructuring charges. These items were partially offset by increased organic investments in hiring, technology, and upper-funnel brand and performance-based advertising spend primarily in Vistaprint. Operating income was negatively impacted by $19.9 million of lease-related impairment and abandonment charges due to changes in our intended use of two leased locations, which we expect will deliver substantial cost savings in future periods.
Adjusted EBITDA decreased year over year, primarily due to the increased organic investments outlined above as well as the non-recurrence of of temporary cost reductions and the salary restructuring program that benefited the fourth quarter of fiscal 2020 by $9.0 million, which more than offset the gross profit increase from reported revenue growth. Adjusted EBITDA excludes goodwill and other impairment charges, restructuring charges and share-based compensation expense, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was unfavorable by approximately $14.7 million.
Diluted net (loss) income per share attributable to Cimpress plc decreased to a loss per share in fiscal year 2021 of $2.99 from income per share of $3.00 in fiscal year 2020. The decrease is primarily due to the non-recurrence of a prior year tax benefit, the recognition in fiscal year 2021 of a loss on extinguishment of debt of $48.3 million, as well as increased interest expense and negative year-over-year realized and unrealized currency impacts.
Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. We also generate revenue, to a much lesser extent (and primarily in our Vistaprint business), from digital services, graphic design services, website design and hosting, and email marketing services, as well as generate a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.
Total revenue and revenue growth by reportable segment for the years ended June 30, 2021 and 2020 are shown in the following table:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vistaprint (3)	$1,444,807	$1,337,291	8%	(3)%	5%	(4)%	1%
PrintBrothers	421,766	417,921	1%	(7)%	(6)%	(1)%	(7)%
The Print Group	275,534	275,214	—%	(7)%	(7)%	—%	(7)%
National Pen	313,528	299,474	5%	(3)%	2%	—%	2%
All Other Businesses	192,038	173,789	11%	1%	12%	—%	12%
Inter-segment eliminations	(55,160)	(22,331)
Total revenue	$2,592,513	$2,481,358	4%	(3)%	1%	(2)%	(1)%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions:	Constant- Currency revenue growth
	2020	2019	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions (2)
Vistaprint	$1,337,291	$1,508,322	(11)%	1%	(10)%	—%	(10)%
PrintBrothers	417,921	443,987	(6)%	3%	(3)%	(2)%	(5)%
The Print Group	275,214	325,872	(16)%	3%	(13)%	—%	(13)%
National Pen	299,474	348,409	(14)%	1%	(13)%	—%	(13)%
All Other Businesses	173,789	136,202	28%	1%	29%	(25)%	4%
Inter-segment eliminations	(22,331)	(11,716)
Total revenue	$2,481,358	$2,751,076	(10)%	1%	(9)%	(2)%	(11)%
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

In thousands	Year Ended June 30,
	2021	2020	2019
Cost of revenue	$1,316,441	$1,248,871	$1,401,344
% of revenue	50.8%	50.3%	50.9%
For the year ended June 30, 2021, consolidated cost of revenue increased by $67.6 million, primarily due to changes in currency that negatively impacted the current fiscal year, as well as the addition of cost of revenue from our 99designs business that is included from the acquisition date of October 1, 2020. During the year ended June 30, 2021, we also recognized $12.2 million of losses associated with the decline in market demand and pricing for certain masks and related personal protective equipment (PPE) products, primarily in our National Pen and Vistaprint businesses. These increases were partially offset by reductions in demand-dependent cost of goods sold including third-party fulfillment, material, and shipping costs in our segments that experienced year-over-year pandemic-related revenue declines. For the years ended June 30, 2021 and 2020, we realized approximately $10.9 million and $11.6 million, respectively, of wage offset benefits from government incentives in locations where demand decreased materially but roles were maintained.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2021	2020	2019
Technology and development expense	$253,060	$253,252	$236,797
% of revenue	9.8%	10.2%	8.6%
Marketing and selling expense	$648,391	$574,041	$713,863
% of revenue	25.0%	23.1%	25.9%
General and administrative expense (1)	$195,652	$183,054	$162,652
% of revenue	7.5%	7.4%	5.9%
Amortization of acquired intangible assets (2)	$53,818	$51,786	$53,256
% of revenue	2.1%	2.1%	1.9%
Restructuring expense (3)	$1,641	$13,543	$12,054
% of revenue	0.1%	0.5%	0.4%
Impairment of Goodwill (2)	$—	$100,842	$7,503
% of revenue	—%	4.1%	0.3%
_____________________
(1) General and administrative expense for the year ended June 30, 2021 includes lease impairment and abandonment charges for two leased locations totaling $19.9 million. Refer to Note 16 for additional details.
(2) Refer to Note 8 in our accompanying consolidated financial statements for additional details related to the amortization of acquired intangibles and goodwill impairment charges.
(3) Refer to Note 18 in our accompanying consolidated financial statements for additional details relating to restructuring expense.
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

Technology and development expenses decreased by $0.2 million for the year ended June 30, 2021, as compared to the prior comparative period. Both periods benefited from decreases in costs from our fiscal year 2020 reorganization of our central and Vistaprint technology teams as well as reductions in discretionary spend including travel and training expenses. These decreases were partially offset by increased investments during the second half of fiscal 2021, primarily in the Vistaprint business and our central technology group.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vistaprint, National Pen and BuildASign businesses have higher marketing and selling costs as a percentage of revenue as compared to our PrintBrothers and The Print Group businesses due to differences in the customers that they serve.
For the year ended June 30, 2021, marketing and selling expenses increased by $74.4 million, as compared to the prior year. The increase from the prior comparative period is primarily due to the increase of advertising and marketing spend in our Vistaprint business of $75.1 million. The increase was driven by new investments in brand sponsorships and upper-funnel advertising, expansion of our required return thresholds on our advertising spend, as well as investment in hiring new talent, including for user experience and data and analytics roles that should help us continue to improve the effectiveness of our marketing, merchandising, and customer care activities. The increase was also due to negative impacts from fluctuations in currency exchange rates. These increases were partially offset by a decrease in marketing costs in our National Pen business of $9.2 million, primarily due to reductions to direct mail prospecting activities and savings from initiatives to reduce costs in service centers.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the year ended June 30, 2021, general and administrative expenses increased by $12.6 million, as compared to the prior comparative period, due to $19.9 million of lease-related impairment and abandonment charges driven by changes in our office footprint at two leased locations. The changes to our leased facility footprint are expected to result in substantial cost savings in future periods. These increased expenses were partially offset by lower professional fees as a result of the non-recurrence of costs for strategic projects in our Vistaprint business, as well as the Cimpress cross-border merger to Ireland in fiscal year 2020. We also realized lower discretionary spend due to cost control measures implemented in response to the pandemic.
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
The following table summarizes the components of other (expense) income, net:

In thousands	Year Ended June 30,
	2021	2020	2019
(Losses) gains on derivatives not designated as hedging instruments	$(20,728)	$20,564	$23,494
Currency-related gains, net	8,523	2,309	2,506
Other gains	370	1	476
Total other (expense) income, net	$(11,835)	$22,874	$26,476

The decrease in other (expense) income, net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We also recognize the impact from de-designated interest swap contracts that are no longer highly effective, which resulted in unrealized losses during the current period. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
We experienced currency-related losses due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net increased by $43.5 million during the year ended June 30, 2021, as compared to the prior year. This is primarily due to the additional $200.0 million offering of our 7.0% Senior Notes due 2026 (the "2026 Notes") in February 2020 and issuance of $300.0 million of our 12% Senior Secured Notes due 2025 (the "Second Lien Notes") in May 2020. During the fourth quarter of fiscal year 2021, we amended and restated our senior secured credit agreement that resulted in borrowings under a Term Loan B and the early redemption of our Second Lien Notes in addition to paying down our Term Loan A due 2024 and the remaining amounts under our previous revolver due 2024. We expect interest expense to decrease during the next fiscal year due to the refinancing. Refer to Note 10 for additional details.
Loss on extinguishment of debt
As part of the amendment and restatement of our senior secured credit agreement described above, we redeemed all of the $300.0 million of our Second Lien Notes, which also required the payment of an early redemption premium of $9.0 million. The loss on extinguishment of debt of $48.3 million included $39.4 million related to the early redemption of our Second Lien Notes. This loss consisted of the early redemption premium, write-off of unamortized financing fees of $8.1 million and an accretion adjustment of $22.3 million to increase the carrying value of the Second Lien Notes to the principal amount. The accretion adjustment is driven primarily by the previous allocation of proceeds to the warrants we issued in conjunction with the Second Lien notes, which reduced the carrying value of the Second Lien Notes. As of June 30, 2021 the warrants remain outstanding. In addition, we recognized a loss of $8.9 million for unamortized financing fees associated with the senior secured credit agreement. Refer to Note 10 for additional details.
Income tax expense

In thousands	Year Ended June 30,
	2021	2020	2019
Income tax expense (benefit)	$18,903	$(80,992)	$33,432
Effective tax rate	(33.7)%	(2,697.0)%	26.3%

Income tax expense (benefit) for the year ended June 30, 2021 increased as compared to the prior year primarily due to significant Swiss Tax Reform benefits of $113.5 million recognized in the year ended June 30, 2020. Also, in addition to decreased pre-tax profits and a less favorable mix of earnings year over year, we recognized tax benefits of $2.1 million related to excess tax benefits from share based compensation, as compared to $15.7 million in fiscal year 2020. During the year ended June 30, 2021 we recognized a tax benefit of $6.7 million for the release of our valuation allowance in India as a result of increased profitability. Additionally in fiscal year 2020, we recognized tax benefits of $11.2 million for the re-measurement of U.S. tax losses that were carried back to tax years with higher U.S. federal tax rates under the US CARES Act and tax expense of $41.9 million to record a full valuation allowance against our U.S. deferred tax assets and a portion for our Irish deferred tax assets. The change in judgment to no longer recognize the deferred tax assets was driven by decreased profits due to impacts of the COVID-19 pandemic and goodwill impairments.

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
Vistaprint

In thousands	Year Ended June 30,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Reported Revenue	$1,444,807	$1,337,291	$1,508,322	8%	(11)%
Segment EBITDA	324,715	366,334	349,697	(11)%	5%
% of revenue	22%	27%	23%
Segment Revenue
Vistaprint's reported revenue growth for the year ended June 30, 2021 was positively affected by a currency impact of 3%. When excluding the benefit from the recent acquisition of 99designs, Vistaprint's organic constant-currency revenue growth was 1%. Vistaprint's revenue continued to be influenced by the severity of pandemic-related restrictions. Our per-customer economics continued to improve, though our new and repeat customer count remain impacted by the pandemic. Revenue grew significantly year over year during the months of March through June 2021 as restrictions loosened in some markets and we lapped the earliest periods impacted by the pandemic in fiscal year 2020. Prior to March 2021, our revenue declined year over year because the prior-year comparable periods were not affected by the pandemic. Revenue during the current year benefited from the sale of pandemic-related products such as masks, but we do not expect to have significant revenue from these products in fiscal year 2022.
Segment Profitability
For the year ended June 30, 2021, the decline in segment EBITDA was due to the pandemic impacts on revenue, as well as increased organic growth investments. As our confidence in the recovery improved we expanded payback thresholds for performance based advertising and layered on upper-funnel advertising investment. We also increased investment in hiring particularly in the second half of the fiscal year as we increase our capabilities to deliver against our mission of establishing Vistaprint as the expert marketing and design partner for small businesses. These were partially offset by technology savings from our fiscal year 2020 restructuring, reduced spend for consulting projects compared to the prior year period, and year-over-year reductions in office-related costs as we reduced our office footprint in our move to a remote-first work approach. Vistaprint's segment EBITDA was positively impacted by currency movements during the current year. During each of the current and prior fiscal year, we received government incentives of more than $9.0 million to offset wages in locations where demand decreased materially but roles were maintained. We expect these government incentives to decrease in fiscal year 2022 if the effects of the pandemic continue to be less significant.

PrintBrothers

In thousands	Year Ended June 30,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Reported Revenue	$421,766	$417,921	$443,987	1%	(6)%
Segment EBITDA	43,144	39,373	43,474	10%	(9)%
% of revenue	10%	9%	10%
Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2021 was positively affected by a currency impact of 7%, resulting in a constant-currency revenue decline of 6%. The revenue decline was due to pandemic-related decreases in demand. Throughout the year, segment revenue was strongly influenced by the changing severity of restrictions in most European countries. The negative impacts of the pandemic were partially offset by a continued focus on new product introduction. Revenue grew significantly year over year during the fourth quarter of fiscal year 2021 as restrictions loosened in some markets and we lapped the earliest periods impacted by the pandemic in fiscal year 2020.
Segment Profitability
The increase in PrintBrothers' segment EBITDA during the year ended June 30, 2021, as compared to the prior period, was driven by variable and discretionary cost controls, production efficiencies and positive impacts from currency movements, which more than offset the decrease in gross profit that was driven by the constant-currency revenue decline described above.
The Print Group

In thousands	Year Ended June 30,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Reported Revenue	$275,534	$275,214	$325,872	—%	(16)%
Segment EBITDA	43,126	51,606	63,997	(16)%	(19)%
% of revenue	16%	19%	20%
Segment Revenue
The Print Group's reported revenue for the year ended June 30, 2021 was positively affected by a currency impact of 7%, resulting in a decrease in revenue on a constant-currency basis of 7% due to pandemic-related decreases in demand. Despite these pressures, our businesses have found pockets of strength in demand and pivoted quickly over the last year to deliver quality offerings to help fill in some of the reduced demand in other areas, including the launch of new products for other Cimpress businesses. During the fourth quarter of fiscal 2021, revenue grew significantly year over year as restrictions loosened in some markets and we lapped the earliest periods impacted by the pandemic in fiscal year 2020.
Segment Profitability
The decrease in Print Group's segment EBITDA during the year ended June 30, 2021, as compared to the prior year, was primarily driven by the revenue decline described above. This was partially offset by discretionary cost controls and efficiency gains from leveraging our mass customization platform to shift production to lower-cost sources. The Print Group's segment EBITDA was positively impacted by currency movements as compared to the prior fiscal year.

National Pen

In thousands	Year Ended June 30,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Reported Revenue	$313,528	$299,474	$348,409	5%	(14)%
Segment EBITDA	11,644	7,605	17,299	53%	(56)%
% of revenue	4%	3%	5%
Segment Revenue
National Pen's reported revenue growth for the year ended June 30, 2021 was positively affected by a currency impact of 3%, resulting in a constant-currency revenue growth of 2%. Product sales to other Cimpress businesses continued to supplement some of the lost volume from lower demand, but to a lesser extent during the second half of the fiscal year as the demand for face masks has declined. Revenue during the fourth quarter of fiscal year 2021 grew significantly year over year as we lapped the earliest periods impacted by the pandemic in fiscal year 2020, while also experiencing improving trends in customer demand as restrictions loosened in some markets.
Segment Profitability
The increase in National Pen's segment EBITDA for the year ended June 30, 2021 was due in part to the revenue increase described above, as well as reduced variable cost, advertising and other discretionary spend. Segment EBITDA increased for the fiscal year ended June 30, 2021 as a result of a focused effort to improve efficiency across multiple areas, including telesales and customer service. The improved profit was partially offset by a negative impact of $8.2 million of losses and reserves due to shifts in demand for masks and other PPE products, which led to us selling disposable masks at a loss and to record an inventory reserve to reduce the carrying value of certain PPE products. National Pen's segment EBITDA was positively impacted by currency movements for the year ended June 30, 2021.

All Other Businesses

In thousands	Year Ended June 30,
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Reported Revenue (1)	$192,038	$173,789	$136,202	11%	28%
Segment EBITDA (1)	31,707	17,474	(6,317)	81%	377%
% of revenue	17%	10%	(5)%
___________________
(1) Our All Other Businesses segment includes the results of our VIDA acquisition from July 2, 2018 through the divestiture date of April 10, 2020.
This segment consists of BuildASign, which is a larger and profitable business, and smaller businesses through which Cimpress is expanding to new markets or new product categories, which continue to have operating losses as previously described and as planned.
Segment Revenue
All Other Businesses' constant-currency revenue excluding the impact of acquisitions increased by 12% during the year ended June 30, 2021. This was primarily driven by continued growth at BuildASign, whose home décor and certain applications for signage products continued to generate strong results. BuildASign's strong execution was aided by the business increasingly leveraging our mass customization platform to fulfill orders for other Cimpress businesses, avoid capacity constraints, drive new product introduction, and improve customer experience.

Segment Profitability
Each business within the All Other Businesses segment improved its profitability for the year ended June 30, 2021 as compared to the prior year, with the overall improvement primarily driven by revenue growth and manufacturing efficiency in BuildASign. Printi and YSD reduced losses through revenue growth and improved efficiency. Our divestiture of loss-making VIDA in the fourth quarter of fiscal year 2020 also contributed to year-over-year profit improvements in fiscal year 2021.
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
Central and corporate costs decreased by $5.0 million during the year ended June 30, 2021, as compared to the prior year, due to lower professional fees, share-based compensation expense and discretionary spend, including travel and training costs, as well as savings from the prior year reorganization of our central technology team.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2021	2020	2019
Net cash provided by operating activities	$265,221	$338,444	$331,095
Net cash used in investing activities	(354,316)	(66,864)	(420,166)
Net cash provided by (used in) financing activities	224,128	(258,255)	81,989

The cash flows during the year ended June 30, 2021 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $285.3 million primarily related to positive adjustments for depreciation and amortization of $173.2 million, loss on early extinguishment of debt of $48.3 million, share-based compensation costs of $37.0 million, $19.9 million of lease-related long-lived asset impairments and unrealized currency-related losses of $10.0 million
•Proceeds from borrowings and the issuance of our Term Loan B of $251.9 million, net of borrowings and repayment of our senior secured revolver, term loan A, and Second Lien Notes and inclusive of debt issuance costs due to our May 2021 refinancing; a portion of these proceeds have resulted in an increase to our cash and marketable securities balances
•Total net working capital impacts of $54.9 million were a source of cash. Inventory, accounts payable, and accrued expenses inflows were partially offset by accounts receivable and other asset outflows
Cash outflows:
•Net loss of $74.9 million
•Purchase of held to maturity securities of $203.6 million, driven by the additional liquidity provided by the May 2021 refinancing
•Internal and external costs of $60.9 million for software and website development that we have capitalized

•Purchase consideration for acquisitions of $53.4 million, net of cash acquired, which primarily relates to our acquisition of 99designs, excluding the deferred payment and post-closing adjustment that are payable February 15, 2022
•Capital expenditures of $38.5 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Payments for finance lease arrangements of $8.0 million
•Payment of withholding taxes in connection with share awards of $5.8 million
•Purchase of noncontrolling interest of $5.1 million and distribution to noncontrolling interest holders of $4.7 million
Additional Liquidity and Capital Resources Information. At June 30, 2021, we had $183.0 million of cash and cash equivalents, $203.0 million of marketable securities and $1,764.9 million of debt, excluding debt issuance costs and debt premiums and discounts. During the year ended June 30, 2021, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
As of June 30, 2021, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $43.4 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of June 30, 2021, we have borrowings under our amended and restated senior secured credit agreement dated as of May 17, 2021 (the "Restated Credit Agreement") of $1,152.0 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million revolver under our Restated Credit Agreement has $244.4 million unused as of June 30, 2021. There are no drawn amounts on the revolver that would trigger financial maintenance covenants, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants.
Debt Covenants. We used the proceeds of the Term Loan B under the Restated Credit Agreement to repay all outstanding borrowings under our previous credit facility, to redeem our Second Lien Notes and to bring our primary source of liquidity onto our balance sheet in the form of cash, cash equivalents and marketable securities. The Restated Credit Agreement contains covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. Refer to Note 10 in our accompanying consolidated financial statements for additional information.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2021, we had $12.8 million outstanding for other debt payable through January 2026.

Contractual Obligations
Contractual obligations at June 30, 2021 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$99,398	$28,407	$44,425	$19,667	$6,899
Purchase commitments	245,149	137,963	81,062	26,124	—
Senior unsecured notes and interest payments	810,000	42,000	84,000	684,000	—
Senior secured credit facility and interest payments (2)	1,495,424	66,821	126,690	119,850	1,182,063
Other debt	12,212	2,587	7,120	2,505	—
Finance leases, net of subleases (1)	46,668	31,570	9,643	4,463	992
Other	45,025	44,989	36	—	—
Total (3)	$2,753,876	$354,337	$352,976	$856,609	$1,189,954
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.2 million as of June 30, 2021 have been excluded from the contractual obligations table above. See Note 13 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $0.9 million in the aggregate.
Purchase Commitments. At June 30, 2021, we had unrecorded commitments under contract of $245.1 million. Purchase commitments consisted of third-party web services of $95.5 million, software of $47.7 million, inventory and third-party fulfillment purchase commitments of $55.5 million, advertising of $13.0 million, commitments for professional and consulting fees of $7.4 million, production and computer equipment purchases of $14.7 million and other unrecorded purchase commitments of $11.2 million.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Senior Secured Credit Facility and Interest Payments. At June 30, 2021, the Term Loan B of $1,152.0 million outstanding under our Restated Credit Agreement had repayments due on various dates through May 17, 2028, and we did not have any amounts drawn under our revolving credit facility due on May 17, 2026. Interest payable included in this table is based on the interest rate as of June 30, 2021, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments, and as of June 30, 2021 we had $12.8 million outstanding for those obligations that have repayments due on various dates through January 2026.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2034. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2021 is $35.4 million, net of accumulated depreciation of $37.9 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2021 amounts to $50.8 million.

Other Obligations. Other obligations include deferred payments related to previous acquisitions of $45.0 million in the aggregate. This balance includes the deferred payment related to the 99designs acquisition totaling $44.4 million. Refer to Note 7 in our accompanying consolidated financial statements for additional details.
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

The table below sets forth operating income and adjusted EBITDA for the years ended June 30, 2021, 2020 and 2019:

In thousands	Year Ended June 30,
	2021	2020	2019
GAAP operating income	$123,510	$55,969	$163,607
Exclude expense (benefit) impact of:
Depreciation and amortization	173,212	167,943	172,957
Waltham, MA lease depreciation adjustment (1)	—	—	(4,120)
Proceeds from insurance	122	—	—
Share-based compensation expense (2)	37,034	33,252	18,296
Earn-out related charges	—	(54)	—
Certain impairments and other adjustments (3)	20,453	104,593	10,700
Restructuring-related charges	1,641	13,543	12,054
Interest expense for Waltham, MA lease (1)	—	—	(7,236)
Realized (losses) gains on currency derivatives not included in operating (loss) income	(6,854)	24,533	20,289
Adjusted EBITDA	$349,118	$399,779	$386,547
_________________
(1) Upon the adoption of the new leasing standard on July 1, 2019, our Waltham, MA lease, which was previously classified as build-to-suit, was classified as an operating lease. Therefore, the Waltham depreciation and interest expense adjustments that were made in fiscal year 2019 are no longer being made beginning in fiscal year 2020, as any impact from the Waltham lease is reflected in operating income.
(2) The adjustment for share-based compensation expense excludes the portion of share-based compensation expense included in restructuring related charges, if any, to avoid double counting.
(3) During the year ended June 30, 2021, we recognized impairment and abandonment charges of $19.9 million for the change in nature of use for two of our leased locations. These impairment and abandonment charges are classified within general and administrative expense in the consolidated statement of operations. Refer to Note 16 in our accompanying financial statements for more information. We also recognized $0.6 million of loss for the routine disposal of fixed assets and impairment of capitalized software during the year ended June 30, 2021.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2021, 2020 and 2019:

In thousands	Year Ended June 30,
	2021	2020	2019
Net cash provided by operating activities	$265,221	$338,444	$331,095
Purchases of property, plant and equipment	(38,524)	(50,467)	(70,563)
Purchases of intangible assets not related to acquisitions	—	—	(64)
Capitalization of software and website development costs	(60,937)	(43,992)	(48,652)
Adjusted free cash flow	$165,760	$243,985	$211,816
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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occur shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2021.

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

Software and Website Development Costs. We capitalize eligible salaries and payroll-related costs of employees and third-party consultants who devote time to the development of our websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. Our judgment is required in evaluating whether a project provides new or additional functionality, determining the point at which various projects enter the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs, and determining the estimated useful lives over which the costs are amortized. Historically we have not had any significant impairments of our capitalized software and website development costs.

Business Combinations. We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management. The valuations are dependent upon a myriad of factors including historical financial results, forecasted revenue growth rates, estimated customer renewal rates, projected operating margins, royalty rates and discount rates. We estimate the fair value of any contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts or through the use of a Monte Carlo simulation model. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations.

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

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment and during the year ended June 30, 2021, and we recognized no impairments.

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
As of June 30, 2021, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2021, we had $1,152.0 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2021, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in a $4.1 million impact to interest expense over the next 12 months.
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
Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent adjusted EBITDA in order to maintain stability on our incurrence-based debt covenants. Since adjusted EBITDA excludes non-cash items such as depreciation and amortization that are included in net income, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach. Our most significant net currency exposures by volume are in the Euro and British Pound.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other (expense) income, net on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other (expense) income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in an increase of $6.0 million, $15.8 million, and $33.3 million, on our (loss) income before income taxes for the years ended June 30, 2021, 2020 and 2019, respectively.

Item 8.         Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cimpress plc and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill - Quantitative Impairment Assessments - Druck and Exaprint Reporting Units
As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $727 million as of June 30, 2021. During the third quarter of fiscal year 2021, management evaluated whether any triggering events existed across each of its reporting units to determine whether an impairment analysis was necessary. Management identified triggering events for the Druck and Exaprint reporting units, due in part to the reemergence of new pandemic-related lockdowns and restrictions in certain European countries, which resulted in a more prolonged reduction to cash flows when compared to the cash flows forecasted in the most recent impairment analysis that was performed during the third quarter of fiscal year 2020. Management performed a quantitative assessment of goodwill of the reporting units and compared the carrying value to the estimated fair value. For each reporting unit, the estimated fair value of the reporting unit exceeded the related carrying value and management concluded that no impairment existed. Management used the income approach, specifically the discounted cash flow method, to derive the fair value. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital. The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessments for the Druck and Exaprint reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating margins, and discount rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Druck and Exaprint reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, operating margins, and discount rates.
Evaluating management’s assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. The discount rates were evaluated by considering the weighted cost of capital of comparable businesses, other industry factors and prior discounted cash flow analyses.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 6, 2021

We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$183,023	$45,021
Marketable securities	152,248	—
Accounts receivable, net of allowances of $9,404 and $9,651, respectively	50,679	34,596
Inventory	70,044	80,179
Prepaid expenses and other current assets	72,504	88,608
Total current assets	528,498	248,404
Property, plant and equipment, net	328,679	338,659
Operating lease assets, net	87,626	156,258
Software and website development costs, net	87,690	71,465
Deferred tax assets	149,618	143,496
Goodwill	726,979	621,904
Intangible assets, net	186,744	209,228
Marketable securities, non-current	50,713	—
Other assets	35,951	25,592
Total assets	$2,182,498	$1,815,006
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$199,831	$163,891
Accrued expenses	247,513	210,764
Deferred revenue	50,868	39,130
Short-term debt	9,895	17,933
Operating lease liabilities, current	26,551	41,772
Other current liabilities	103,515	13,268
Total current liabilities	638,173	486,758
Deferred tax liabilities	27,433	33,811
Long-term debt	1,732,511	1,415,657
Operating lease liabilities, non-current	66,222	128,963
Other liabilities	96,410	88,187
Total liabilities	2,560,749	2,153,376
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	71,120	69,106
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,035,910 and 25,885,675 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	28
Treasury shares, at cost, 18,044,717 and 18,194,952 shares, respectively	(1,368,595)	(1,376,496)
Additional paid-in capital	459,904	438,616
Retained earnings	537,677	618,437
Accumulated other comprehensive loss	(79,000)	(88,676)
Total shareholders' deficit	(449,371)	(407,476)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,182,498	$1,815,006
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2021	2020	2019
Revenue	$2,592,513	$2,481,358	$2,751,076
Cost of revenue (1)	1,316,441	1,248,871	1,401,344
Technology and development expense (1)	253,060	253,252	236,797
Marketing and selling expense (1)	648,391	574,041	713,863
General and administrative expense (1)	195,652	183,054	162,652
Amortization of acquired intangible assets	53,818	51,786	53,256
Restructuring expense (1)	1,641	13,543	12,054
Impairment of goodwill	—	100,842	7,503
Income from operations	123,510	55,969	163,607
Other (expense) income, net	(11,835)	22,874	26,476
Interest expense, net	(119,368)	(75,840)	(63,171)
Loss on early extinguishment of debt	(48,343)	—	—
(Loss) income before income taxes	(56,036)	3,003	126,912
Income tax expense (benefit)	18,903	(80,992)	33,432
Net (loss) income	(74,939)	83,995	93,480
Add: Net (income) loss attributable to noncontrolling interest	(2,772)	(630)	1,572
Net (loss) income attributable to Cimpress plc	$(77,711)	$83,365	$95,052
Basic net (loss) income per share attributable to Cimpress plc	$(2.99)	$3.07	$3.09
Diluted net (loss) income per share attributable to Cimpress plc	$(2.99)	$3.00	$3.00
Weighted average shares outstanding — basic	25,996,572	27,180,744	30,786,349
Weighted average shares outstanding — diluted	25,996,572	27,773,286	31,662,705
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2021	2020	2019
Cost of revenue	$387	$486	$455
Technology and development expense	9,063	9,003	3,765
Marketing and selling expense	6,947	2,703	1,193
General and administrative expense	20,637	21,061	12,882
Restructuring expense	—	1,621	3,421

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Net (loss) income	$(74,939)	$83,995	$93,480
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains, net of hedges	5,397	10,933	6,667
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	10,336	(24,570)	(23,409)
Amounts reclassified from accumulated other comprehensive (loss) income to net (loss) income on derivative instruments	(4,089)	5,774	3,932
Loss on pension benefit obligation, net	(336)	(1,195)	(204)
Comprehensive (loss) income	(63,631)	74,937	80,466
Add: Comprehensive (income) loss attributable to noncontrolling interests	(4,404)	(391)	4,537
Total comprehensive (loss) income attributable to Cimpress plc	$(68,035)	$74,546	$85,003
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2018	44,080	$615	—	$—	(13,206)	$(685,577)	$395,682	$452,756	$(69,814)	$93,662
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	123	3,100	(3,106)	—	—	(6)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	38	573	(2,866)	—	—	(2,293)
Grant of restricted share awards	—	—	—	—	4	24		—	—	24
Share-based compensation expense	—	—	—	—	—	—	18,064	—	—	18,064
Purchase of ordinary shares	—	—	—	—	(594)	(55,567)	—	—	—	(55,567)
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	95,052		95,052
Adjustment for purchase of noncontrolling interest	—	—	—	—	—	—	2,714	—	—	2,714
Adjustment to noncontrolling interest for share forfeiture	—	—	—	—	—	—	591	—	—	591
Adoption of new accounting standard	—	—	—	—	—	—	—	(3,246)	—	(3,246)
Noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(7,140)	—	(7,140)
Net unrealized loss on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	(19,477)	(19,477)
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	9,638	9,638
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(204)	(204)
Balance at June 30, 2019	44,080	$615	—	$—	(13,635)	$(737,447)	$411,079	$537,422	$(79,857)	$131,812
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance at June 30, 2020	44,080	$615	25	$28	(18,195)	$(1,376,496)	$438,616	$618,437	$(88,676)	$(407,476)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	30	3	(2,283)	—	—	(2,280)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	120	7,898	(13,655)	—	—	(5,757)
Share-based compensation expense	—	—	—	—	—	—	37,226	—	—	37,226
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(77,711)	—	(77,711)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(3,049)	—	(3,049)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	6,247	6,247
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	3,765	3,765
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(336)	(336)
Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$537,677	$(79,000)	$(449,371)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Operating activities
Net (loss) income	$(74,939)	$83,995	$93,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	173,212	167,943	173,771
Impairment of goodwill	—	100,842	7,503
Share-based compensation expense	37,034	34,874	21,716
Impairment of long-lived assets	19,882	—	—
Deferred taxes	(10,284)	(106,864)	6,838
Loss on early extinguishment of debt	48,343	—	—
Unrealized loss (gain) on derivatives not designated as hedging instruments included in net (loss) income	17,323	7,731	(5,358)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(7,278)	(802)	(4,364)
Other non-cash items	7,041	11,229	9,209
Changes in operating assets and liabilities:
Accounts receivable	(11,474)	26,659	(4,186)
Inventory	16,382	(18,328)	(3,627)
Prepaid expenses and other assets	(2,606)	11,946	4,475
Accounts payable	29,367	(17,547)	19,835
Accrued expenses and other liabilities	23,218	36,766	11,803
Net cash provided by operating activities	265,221	338,444	331,095
Investing activities
Purchases of property, plant and equipment	(38,524)	(50,467)	(70,563)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	(1,124)	—
Business acquisitions, net of cash acquired	(53,410)	(4,272)	(289,920)
Capitalization of software and website development costs	(60,937)	(43,992)	(48,652)
Purchases of marketable securities	(203,581)	—	—
Proceeds from the sale of assets	5,696	1,644	640
(Payments of) proceeds from settlement of derivatives designated as hedging instruments	(3,291)	29,791	(12,016)
Other investing activities	(269)	1,556	345
Net cash used in investing activities	(354,316)	(66,864)	(420,166)
Financing activities
Proceeds from borrowings of debt	665,682	1,281,490	1,140,607
Proceeds from Term Loan B	1,149,751	—	—
Proceeds from issuance of senior notes	—	210,500	—
Proceeds from issuance of second lien notes	—	271,568	—
Proceeds from issuance of warrants	—	22,432	—
Payments of debt	(1,242,606)	(1,337,334)	(947,696)
Payments for early redemption of second lien notes	(309,000)	—	—
Payments of debt issuance costs	(11,963)	(22,570)	(2,729)
Payments of purchase consideration included in acquisition-date fair value	(1,205)	(358)	(3,282)
Payments of withholding taxes in connection with equity awards	(5,757)	(41,709)	(5,979)
Payments of finance lease obligations	(8,000)	(9,511)	(17,063)
Purchase of noncontrolling interests	(5,063)	—	(85,520)
Proceeds from sale of noncontrolling interest	—	—	57,046
Purchase of ordinary shares	—	(627,056)	(55,567)
Proceeds from issuance of ordinary shares	(2,280)	6	3,403

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Distribution to noncontrolling interest	(4,747)	(3,955)	(3,375)
Other financing activities	(684)	(1,758)	2,144
Net cash provided by (used in) financing activities	224,128	(258,255)	81,989
Effect of exchange rate changes on cash	2,969	(3,583)	(1,866)
Net increase (decrease) in cash and cash equivalents	138,002	9,742	(8,948)
Cash and cash equivalents at beginning of period	45,021	35,279	44,227
Cash and cash equivalents at end of period	$183,023	$45,021	$35,279

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$116,977	$72,906	$63,940
Income taxes	27,870	13,520	26,369
Non-cash investing and financing activities
Capitalization of construction costs related to financing lease obligation (1)	—	—	13,448
Property and equipment acquired under finance leases	6,996	1,605	11,871
Amounts accrued related to business acquisitions	45,025	2,289	5,564
____________________
(1) Due to our adoption of the new leasing standard on July 1, 2019, any costs previously capitalized for a build-to-suit lease and included in the financing lease obligation are now classified as an operating lease and the lease financing obligation has been de-recognized.

See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Throughout fiscal year 2021, the COVID-19 pandemic had a negative impact on most of our businesses, but we've experienced improving trends in customer demand throughout the fiscal year. We evaluated our liquidity position as of the date of the issuance of these consolidated financial statements. Based on this evaluation, management believes, despite the ongoing impact of COVID-19 on our business, that our financial position, net cash provided by operations combined with our cash and cash equivalents, marketable securities and borrowing availability under our revolving credit facility, will be sufficient to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $537 and $86 as of June 30, 2021 and 2020, respectively, and are included in other assets in the accompanying consolidated balance sheets.
For bank accounts that are overdrawn at the end of a reporting period, including any net negative balance in our notional cash pool, we reclassify these overdrafts to short-term debt on our consolidated balance sheets. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to other current liabilities. We did not have a bank overdraw for the year ended June 30, 2021, while for the year ended June 30, 2020, we reclassified an overdraw of $3,768 to short-term debt within our consolidated balance sheets and presented the overdraw within financing activities in our consolidated statement of cash flows. As of June 30, 2021 and 2020, we did not record a book overdraft.

Marketable Securities
We hold certain investments that are classified as held-to-maturity (HTM) as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S Treasury securities-specifically U.S Treasury bills, notes, and bonds, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We generally invest in securities with a maturity of two years or less. As the investments are classified as held-to-maturity they are recorded at amortized cost and interest income is recorded as it is earned within interest (expense) income.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable, and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. For the year ended June 30, 2021 we did not record an allowance for credit losses and we recognized no impairments for these marketable securities.
The following is a summary of the held-to-maturity securities by type as of June 30, 2021 and as of June 30, 2020 we held no marketable securities:

	Amortized cost	Unrealized losses	Fair value
June 30, 2021
Commercial paper	$74,463	$(28)	$74,435
Corporate debt securities	128,498	(147)	128,351
Total	$202,961	$(175)	$202,786

The following table summarizes the net carrying amount and fair value of the held-to maturity securities by contractual maturity.

	Amortized cost	Fair value
Due within one year or less
Commercial paper and corporate debt securities	$152,248	$152,163
Due after one year through two years
Corporate debt securities	50,713	50,623
Total	$202,961	$202,786
Accounts Receivable
Accounts receivable includes amounts due from customers. We offset gross trade accounts receivable with an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the potential for recovery is no longer reasonably assured.
Inventories
Inventories consist primarily of raw materials and are recorded at the lower of cost or net realizable value using the first-in, first-out method. Costs to produce products are included in cost of revenues as incurred.
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

Software and Web Site Development Costs
We capitalize eligible salaries and payroll-related costs of employees and third-party consultants who devote time to the development of websites and internal-use computer software. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally over a three year period. Costs associated with preliminary stage software development, repair, maintenance or the development of website content are expensed as incurred.
Amortization of previously capitalized amounts in the years ended June 30, 2021, 2020 and 2019 was $47,560, $40,753 and $35,068, respectively, resulting in accumulated amortization of $231,482 and $180,993 at June 30 2021 and 2020, respectively.
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
Debt Issuance Costs

Costs associated with the issuance of debt instruments are capitalized and amortized over the term of the respective financing arrangement on a straight-line basis through the maturity date of the related debt instrument. We evaluate all changes to our debt arrangements, to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, we capitalize all new lenders fees and expense all third-party fees. If we determine that an extinguishment of one of our debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed. For the revolving loans associated with our senior secured credit facility, all lender and third-party fees are capitalized, and in the event an amendment reduces the committed capacity under the revolving loans, we expense a portion of any unamortized fees on a pro-rata basis in proportion to the decrease in the committed capacity.
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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and cross-currency swap contracts. In a cash flow hedging relationship, the effective and ineffective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive (loss) income. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings. For derivatives designated as cash flow hedges, we present the settlement amount of these contracts within cash from investing activities in our consolidated statement of cash flows, if the hedged item continues after contract settlement.

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

Shareholders' Equity (Deficit)

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

Warrants

We bifurcate and separately account for a detachable warrant as a separate equity instrument. The value assigned to the warrants was determined based on a relative fair value allocation between the warrants and related debt. The fair value of the warrants was determined using a Monte Carlo valuation and applying a discount for the lack of marketability for the warrants. We present the allocated value for the warrants within additional paid-in capital in our consolidated balance sheet. Refer to Note 10 for additional details.
Revenue Recognition

We generate revenue primarily from the sale and shipment of customized manufactured products. We also generate revenue, to a much lesser extent (and primarily in our Vistaprint business) from digital services, website design and hosting, professional design services, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenues are recognized when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping revenues are recognized when control of the related products is transferred to the customer. For design service arrangements, we recognize revenue when the services are complete. A portion of this revenue relates to design contests in which we have determined that we are the principal in the arrangement as we satisfy our contractual performance obligation to provide the customer with the benefit of our platform and network of designers.

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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occurs shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2021.

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

For jurisdictions in which there are statutorily required minimum benefits for involuntary terminations, or severance benefits documented in an employee manual or labor contract, we evaluate these benefits as ongoing benefit arrangements. We recognize the liability for these arrangements when it is probable that the employee would be entitled to the benefits and the amounts can be reasonably estimated.

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30 2021, 2020 and 2019 was $333,665, $302,449 and $427,673, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30 2021, 2020 and 2019 was $49,254, $49,201, and $40,976, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The unrecognized tax benefits will reduce our effective tax rate if recognized. Interest and, if applicable, penalties related to unrecognized tax benefits are recorded in the provision for income taxes. Stranded income tax effects in accumulated other comprehensive income or loss are released on an item-by-item basis based on when the applicable derivative is recognized in earnings. We account for investment tax credits using the “deferral” method, under which the tax benefit from an investment tax credit is deferred and amortized over the book life of the related property.

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
Other (Expense) Income, Net
The following table summarizes the components of other (expense) income, net:

	Year Ended June 30,
	2021	2020	2019
(Losses) gains on derivatives not designated as hedging instruments (1)	$(20,728)	$20,564	$23,494
Currency-related gains (losses), net (2)	8,523	2,309	2,506
Other gains	370	1	476
Total other (expense) income, net	$(11,835)	$22,874	$26,476
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts and interest rate swaps not designated as hedging instruments, including losses of $3,422 for the year ended June 30, 2021, related to certain interest rate swap contracts that were de-designated from hedge accounting during the year due to their ineffectiveness, which had an immaterial impact in the comparative periods. As of June 30, 2021 we have redesignated several of our previously dedesignated hedge contracts. Refer to Note 4 for additional information.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related (losses) gains, net are primarily driven by this intercompany activity for the periods presented. In addition, we have certain cross-currency swaps designated as cash flow hedges which hedge the remeasurement of certain intercompany loans; both are presented in the same component above. Unrealized losses related to cross-currency swaps were $7,211 for the year ended

June 30, 2021 as compared to unrealized gains of $929 for the year ended June 30, 2020, and unrealized losses of $3,484 for the year ended June 30, 2019.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2021	2020	2019
Weighted average shares outstanding, basic	25,996,572	27,180,744	30,786,349
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)	—	592,542	876,356
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	25,996,572	27,773,286	31,662,705
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (2)	494,329	1,325	—
_____________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the years ended June 30 2021 and 2020, the weighted average anti-dilutive effect of the warrants was 368,933 and 73,719 shares, respectively. Refer to Note 10 for additional details about the arrangement.
Compensation Expense
Share-based Compensation

Compensation expense for all share-based awards is measured at fair value on the date of grant and recognized over the requisite service period. We recognize the impact of forfeitures as they occur. The fair value of share options is determined using the Black-Scholes valuation model, or lattice model for share options with a market condition or subsidiary share options. The fair value of RSUs is determined based on the quoted price of our ordinary shares on the date of the grant. Such value is recognized ratably as expense over the requisite service period, or on an accelerated method for awards with a performance or market condition. For awards that are ultimately settleable in cash, we treat them as liability awards and mark the award to market each reporting period recognizing any gain or loss in our statements of operations. For awards with a performance condition vesting feature, compensation cost is recorded if it is probable that the performance condition will be achieved.

We have issued PSUs, and we calculate the fair value at grant which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved.
Total share-based compensation expense was $37,034, $34,874 and $21,716 for the years ended June 30 2021, 2020 and 2019, respectively.

Sabbatical Leave

Compensation expense associated with a sabbatical leave, or other similar benefit arrangements, is accrued over the requisite service period during which an employee earns the benefit, net of estimated forfeitures, and is included in other liabilities on our consolidated balance sheets.

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2021 and 2020. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2021, 2020 and 2019.

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
Recently Issued or Adopted Accounting Pronouncements
New Accounting Standards Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" (ASU 2019-12), which modifies certain aspects of income tax accounting. We early adopted the standard on July 1, 2020. For the year ended June 30, 2021, adopting ASU 2019-12 resulted in a $2,771 increased tax expense in our consolidated financial statements, related to the intraperiod allocation rules. Under the intraperiod allocation rules, an entity generally allocates total income tax expense or benefit by first determining the amount attributable to continuing operations and then allocating the remaining tax expense or benefit to items other than continuing operations. An exception existed that required an entity with a loss from continuing operations to consider all components when determining the benefit from continuing operations. ASU 2019-12 removes this exception.
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
Issued Accounting Standards to be Adopted
In May 2021, the FASB issued Accounting Standards Update No. 2021-04 "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" (ASU 2021-04), which provides authoritative guidance for the accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The standard is effective for us on July 1, 2022, and early adoption is permitted. We are assessing the impact on our consolidated financial statements.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$1,679	$—	$1,679	$—
Total assets recorded at fair value	$1,679	$—	$1,679	$—

Liabilities
Interest rate swap contracts	$(25,193)	$—	$(25,193)	$—
Cross-currency swap contracts	(9,914)	—	(9,914)	—
Currency forward contracts	(19,651)	—	(19,651)	—
Currency option contracts	(3,080)	—	(3,080)	—
Total liabilities recorded at fair value	$(57,838)	$—	$(57,838)	$—

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$4,462	$—	$4,462	$—
Currency forward contracts	7,949	—	7,949	—
Currency option contracts	1,429	—	1,429	—
Total assets recorded at fair value	$13,840	$—	$13,840	$—

Liabilities
Interest rate swap contracts	$(39,520)	$—	$(39,520)	$—
Cross-currency swap contracts	(4,746)	—	(4,746)	—
Currency forward contracts	(8,519)	—	(8,519)	—
Currency option contracts	(38)	—	(38)	—
Total liabilities recorded at fair value	$(52,823)	$—	$(52,823)	$—
During the years ended June 30, 2021 and 2020, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.

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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of June 30, 2021 and June 30, 2020, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of June 30, 2021 and June 30, 2020, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,764,856 and $1,482,177, respectively, and the fair value was $1,767,209 and $1,450,719, respectively. Our debt at June 30, 2021 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of June 30, 2021 our held-to-maturity marketable securities are held at an amortized cost of $202,961 and the fair value was $202,786, and we did not hold any such securities as of June 30, 2020. The securities are valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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

Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of June 30, 2021, we estimate that $10,942 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending June 30, 2022. As of June 30, 2021, we had fourteen outstanding interest rate swap contracts indexed to USD LIBOR, three of which are not highly effective and are therefore not designated for hedge accounting. These hedges have varying start dates and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2021	$500,000
Contracts with a future start date	330,000
Total	$830,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of June 30, 2021, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other (expense) income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2021, we estimate that $2,488 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2022.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of June 30, 2021, we had four currency forward contracts designated as net investment hedges with a total notional amount of $118,203, maturing during various dates through April 2023. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2021, 2020 and 2019, we have experienced volatility within other (expense) income, net in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.

As of June 30, 2021, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$499,084	September 2019 through June 2021	Various dates through October 2024	596	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2021 and June 30, 2020. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(23,527)	$176	$(23,351)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(9,914)	—	(9,914)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(11,379)	—	(11,379)
Total derivatives designated as hedging instruments		$—	$—	$—		$(44,820)	$176	$(44,644)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(1,842)	$—	$(1,842)
Currency forward contracts	Other current assets / other assets	1,796	(117)	1,679	Other current liabilities / other liabilities	(11,510)	3,238	(8,272)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(3,315)	235	(3,080)
Total derivatives not designated as hedging instruments		$1,796	$(117)	$1,679		$(16,667)	$3,473	$(13,194)

	June 30, 2020
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other liabilities	$(31,161)	$—	$(31,161)
Cross-currency swaps	Other assets	4,462	—	4,462	Other liabilities	(4,746)	—	(4,746)
Derivatives in net investment hedging relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(6,829)	—	(6,829)
Total derivatives designated as hedging instruments		$4,462	$—	$4,462		$(42,736)	$—	$(42,736)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(8,359)	$—	$(8,359)
Currency forward contracts	Other current assets / other assets	9,702	(1,753)	7,949	Other current liabilities / other liabilities	(2,136)	446	(1,690)
Currency option contracts	Other current assets / other assets	1,699	(270)	1,429	Other current liabilities / other liabilities	(38)	—	(38)
Total derivatives not designated as hedging instruments		$11,401	$(2,023)	$9,378		$(10,533)	$446	$(10,087)
The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the years ended June 30, 2021, 2020 and 2019:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive Income
	Year Ended June 30,
	2021	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$3,340	$(28,259)	$(20,400)
Cross-currency swaps	6,996	3,689	(3,009)
Derivatives in net investment hedging relationships
Cross-currency swaps	—	—	6,557
Currency forward contracts	(19,052)	21,240	14,726
Total	$(8,716)	$(3,330)	$(2,126)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2021, 2020 and 2019:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2021	2020	2019
Derivatives in cash flow hedging relationships
Interest rate swaps	$6,967	$3,041	$144	Interest expense, net
Cross-currency swaps	(10,950)	4,583	5,098	Other (expense) income, net
Total before income tax	(3,983)	7,624	5,242	(Loss) income before income taxes
Income tax	(106)	(1,850)	(1,310)	Income tax expense (benefit)
Total	$(4,089)	$5,774	$3,932

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2021, 2020 and 2019 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net (Loss) Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2021	2020	2019
Currency contracts	$(24,235)	$20,882	$24,215	Other (expense) income, net
Interest rate swaps	3,507	(318)	(721)	Other (expense) income, net
Total	$(20,728)	$20,564	$23,494
5. Accumulated Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component, net of tax of $764, $1,709, and $5,901 for the years ended June 30, 2021, 2020 and 2019, respectively:

	Gains (losses) on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2018	$8,195	$—	$(78,009)	$(69,814)
Other comprehensive (loss) income before reclassifications	(23,409)	(204)	9,638	(13,975)
Amounts reclassified from accumulated other comprehensive loss to net income	3,932	—	—	3,932
Net current period other comprehensive (loss) income	(19,477)	(204)	9,638	(10,043)
Balance as of June 30, 2019	(11,282)	(204)	(68,371)	(79,857)
Other comprehensive (loss) income before reclassifications	(24,570)	(1,195)	11,172	(14,593)
Amounts reclassified from accumulated other comprehensive loss to net income	5,774	—	—	5,774
Net current period other comprehensive (loss) income	(18,796)	(1,195)	11,172	(8,819)
Balance as of June 30, 2020	(30,078)	(1,399)	(57,199)	(88,676)
Other comprehensive income (loss) before reclassifications	10,336	(336)	3,765	13,765
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(4,089)	—	—	(4,089)
Net current period other comprehensive income (loss)	6,247	(336)	3,765	9,676
Balance as of June 30, 2021	$(23,831)	$(1,735)	$(53,434)	$(79,000)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2021 and June 30, 2020, the translation adjustment is inclusive of the effects of our net investment hedges, of which, unrealized gains of $1,457 and $20,509, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Property, Plant and Equipment, Net
    Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2021	2020
Land improvements	10 years	$5,053	$4,975
Building and building improvements (1)	10 - 30 years	191,653	186,873
Machinery and production equipment	4 - 10 years	380,013	362,341
Machinery and production equipment under finance lease	4 - 10 years	73,321	64,337
Computer software and equipment	3 - 5 years	119,742	160,728
Furniture, fixtures and office equipment	5 - 7 years	38,357	47,823
Leasehold improvements	Shorter of lease term or expected life of the asset	64,060	73,072
Construction in progress		7,242	10,752
		879,441	910,901
Less accumulated depreciation, inclusive of assets under finance lease		(583,752)	(604,061)
		295,689	306,840
Land		32,990	31,819
Property, plant, and equipment, net		$328,679	$338,659
_________________
(1) Building and building improvements assets as of June 30, 2021, increased by $15,860 as compared to the prior year due to the change in classification of one of our leased facilities from an operating lease to a finance lease due to our intention to exercise the existing purchase option. Refer to Note 16 for further details. This increase was offset by our building and building improvements depreciation expense recorded during the year.

    Depreciation expense, inclusive of assets under finance leases, totaled $71,057, $74,665 and $84,558 for the years ended June 30 2021, 2020, and 2019, respectively.

7. Business Combinations

Acquisition of 99designs, Inc.

On October 1, 2020, we acquired 99designs, Inc. and its subsidiaries ("99designs"), a global creative platform for graphic design. We acquired all outstanding shares of the company for a purchase price of $90,000, subject to a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $45,000 in cash at closing and will pay the remaining purchase consideration, including the post-closing adjustment, on February 15, 2022. The acquisition is managed within our Vistaprint business and provides a global platform that connects designers and clients, making it easier for small businesses to access both professional design services and marketing products in one place. We expect the synergies achieved through integration with the 99designs designer network to provide significant benefits to our Vistaprint business.

The table below details the consideration transferred to acquire 99designs:

Cash consideration (paid at closing)	$45,000
Fair value of deferred payment	43,381
Final post closing adjustment	310
Total purchase price	$88,691

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vistaprint reporting unit and a portion of such goodwill balance is deductible for tax purposes. Additionally, we identified and valued 99designs intangible assets which include their trade name, designer network, and developed technology.

The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$8,603	n/a
Accounts receivable, net	494	n/a
Prepaid expenses and other current assets	787	n/a
Property, plant and equipment, net	73	n/a
Other assets	142	n/a
Accounts payable	(220)	n/a
Accrued expenses	(6,299)	n/a
Deferred revenue	(5,806)	n/a
Other liabilities	(625)	n/a
Identifiable intangible assets:
Trade name	1,550	2 years
Developed technology	13,400	3 years
Designer network	5,800	7 years
Goodwill	70,792	n/a
Total purchase price	$88,691	n/a

99designs has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of 99designs included in our consolidated financial statements for the year ended June 30, 2021 are not material, and therefore no proforma financial information is presented. We used our now amended senior secured credit facility to finance the acquisition. In connection with the acquisition, we incurred $1,183 in general and administrative expenses during the year ended June 30, 2021, primarily related to legal, financial, and other professional services.

Other Acquisition

On April 23, 2021 we completed a tuck-in acquisition of a fast growing company with an attractive product capability as part of our BuildASign business, acquiring approximately 81% of the company's shares for the total consideration of $18,535. We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $14,208 which is not deductible for tax purposes. This acquisition will be presented within our All Other Businesses segment. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2021 are not material. We utilized proceeds from our now amended senior secured credit facility to finance the acquisition.

8. Goodwill and Acquired Intangibles
The carrying amount of goodwill by reportable segment as of June 30, 2021 and June 30, 2020 was as follows:

	Vistaprint	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2019	$145,961	$124,089	$198,363	$216,033	$718,880
Acquisitions (1)	—	6,879	—	—	6,879
Impairment (2)	—	—	(40,391)	(26,017)	(100,842)
Adjustments (3)	3,919	—	—	(3,919)	—
Effect of currency translation adjustments (4)	966	(1,204)	(2,775)	—	(3,013)
Balance as of June 30, 2020	$150,846	$129,764	$155,197	$186,097	$621,904
Acquisitions (1)	70,792	—	—	14,208	85,000
Effect of currency translation adjustments (4)	3,509	7,543	9,023	—	20,075
Balance as of June 30, 2021	$225,147	$137,307	$164,220	$200,305	$726,979
_________________
(1) In fiscal year 2021, we acquired 99designs, which is included in our Vistaprint reportable segment, and an immaterial acquisition included within our All Other Businesses reportable segment. In fiscal year 2020, we recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment. Refer to Note 7 for additional information.
(2) During the third quarter of fiscal year 2020 we recognized an impairment of goodwill; please refer below for further detail.
(3) Due to changes in the composition of our reportable segments during the first quarter of fiscal year 2020, we reclassified the goodwill associated with our Vistaprint Corporate Solutions reporting unit from All Other Businesses to our Vistaprint reportable segment.
(4) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

Impairment Review
Fiscal Year 2021 Annual Impairment Test
Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. As described below, we identified triggering events during the third quarter of fiscal year 2021 that required an interim period impairment analysis for three of our reporting units in response to disruptions associated with the prolonged impacts of the COVID-19 pandemic. For our annual impairment assessment, we performed a qualitative test for all nine reporting units with goodwill, which focused on comparing key performance indicators between the pandemic-related financial models used in our quantitative test during the prior year assessment, to the actual performance through our annual test date. For the three reporting units that were tested based on the third quarter triggering event, we evaluated any new information since March 2021 and assessed if any facts and circumstances have changed since that assessment that would provide any indication of impairment, and noted no such indicators.
For each of our remaining six reporting units, we compared our current performance and projections as compared to the prior year models. We assessed key financial metrics as compared to the prior year projections in addition to assessing any changes to long term forecasts versus the prior year. Our goodwill analysis requires significant judgment, including the identification of reporting units and the amount and timing of expected future cash flows. While we believe our assumptions are reasonable, actual results could differ from our projections. Lastly, we considered macroeconomic factors, as well as the headroom between our estimated fair value and carrying value from our prior year impairment analysis. Based on the analysis performed, we concluded that there was no indication of impairment for any of these reporting units.

Q3 Fiscal Year 2021 Triggering Event

During the third quarter of fiscal year 2021, we evaluated whether any triggering events exist across each of our reporting units to determine whether an impairment analysis is necessary. We identified triggering events for our Druck, Easyflyer and Exaprint reporting units, due in part to the reemergence of new pandemic-related lockdowns and restrictions in certain European countries which has resulted in a more prolonged reduction to cash flows when compared to the cash flows forecasted in our most recent impairment analysis that was performed during the third quarter of fiscal 2020.

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

The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital.

Although some of our businesses are experiencing prolonged impacts from the pandemic that we expect will have a negative impact on near-term cash flows, we believe that these negative impacts are temporary. We did not identify triggering events for the reporting units that are performing better than previously estimated or maintained significant headroom in our most recent analysis.

Fiscal Year 2020

During the third quarter of fiscal year 2020, nearly all of our businesses had experienced significant declines in revenue during the month of March, due to the disruptions associated with the COVID-19 pandemic. As a result, we concluded that a triggering event existed for all ten reporting units with goodwill, which required us to perform an impairment test in the current quarter. We estimated the near-term financial impacts of this economic disruption and utilized different scenarios that evaluate outcomes that would indicate more or less severe demand declines, as well as different time horizons for the post-pandemic recovery period.

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

Our goodwill impairment test resulted in impairment charges to our Exaprint reporting unit, included within The Print Group reportable segment, the National Pen reporting unit, and our VIDA reporting unit, included within our All Other Business reportable segment. Based on the goodwill impairment test performed, we recognized the following impairment charges during the three months ended March 31, 2020:

•A partial impairment of the goodwill of our Exaprint reporting unit of $40,391

•A full impairment of the goodwill of our National Pen reporting unit of $34,434

•A full impairment of the goodwill of our VIDA reporting unit of $26,017

Acquired Intangible Assets

	June 30, 2021			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$152,347	$(59,432)	$92,915	$144,168	$(45,570)	$98,598
Developed technology	99,905	(71,255)	28,650	84,171	(56,763)	27,408
Customer relationships	199,294	(152,410)	46,884	190,329	(123,857)	66,472
Customer network and other	22,301	(14,431)	7,870	15,847	(11,696)	4,151
Print network	26,182	(15,757)	10,425	24,743	(12,144)	12,599
Total intangible assets	$500,029	$(313,285)	$186,744	$459,258	$(250,030)	$209,228

    Acquired intangible assets amortization expense for the years ended June 30 2021, 2020 and 2019 was $53,818, $51,786 and $53,256 respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2022	$50,749
2023	41,425
2024	27,263
2025	15,103
2026	10,827
Thereafter	41,377
$186,744

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2021	June 30, 2020
Compensation costs	$73,861	$67,307
Income and indirect taxes	46,074	53,161
Advertising costs (1)	35,093	14,746
Shipping costs	9,401	5,080
Production costs	6,881	7,012
Sales returns	5,636	5,166
Professional fees	4,210	3,452
Interest payable (2)	2,399	8,359
Purchases of property, plant and equipment	1,110	1,685
Other (3)	62,848	44,796
Total accrued expenses	$247,513	$210,764
_________________
(1) The increase in advertising costs is primarily due to expanded return thresholds for performance advertising channels in our Vistaprint business as compared to the fourth quarter of fiscal 2020, in addition to investment in upper-funnel advertising.
(2) The decrease in interest payable is due to the redemption of our 12% second lien notes during the fourth quarter of fiscal year 2021. Refer to Note 10 for additional details.
(3) The increase in other accrued expenses is due to an increase in accrued expenses for third-party cloud computing as compared to fiscal year 2020.

Other current liabilities included the following:

	June 30, 2021	June 30, 2020
Current portion of finance lease obligations (1)	$32,314	$8,055
Short-term derivative liabilities	20,530	3,521
Other (2)	50,671	1,692
Total other current liabilities	$103,515	$13,268
_____________________
(1) The current portion of finance lease obligations as of June 30, 2021, increased by $23,959 as compared to the prior year due to the change in classification of one of our leased facilities from an operating lease to a finance lease due to our intention to exercise the existing purchase option. Refer to Note 16 for further details.
(2) The increase in other current liabilities is driven by the deferred payment related to the 99designs acquisition totaling $44,423 due in February 2022. Refer to Note 7 for additional details.
Other liabilities included the following:

	June 30, 2021	June 30, 2020
Long-term finance lease obligations	$18,528	$18,617
Long-term derivative liabilities	41,074	51,800
Other	36,808	17,770
Total other liabilities	$96,410	$88,187
10. Debt

	June 30, 2021	June 30, 2020
7.0% Senior notes due 2026	$600,000	$600,000
Senior secured credit facility	1,152,021	570,483
12.0% Senior secured notes due 2025	—	300,000
Other	12,835	11,694
Debt issuance costs and debt premiums (discounts)	(22,450)	(48,587)
Total debt outstanding, net	1,742,406	1,433,590
Less: short-term debt (1)	9,895	17,933
Long-term debt	$1,732,511	$1,415,657
_____________________
(1) Balances as of June 30, 2021 and June 30, 2020 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,435 and $10,362, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2021, we were in compliance with all covenants under the Restated Credit Agreement and the indenture governing our 2026 Notes.
Senior Secured Credit Facility
On May 17, 2021, we entered into an amended and restated senior secured credit agreement ("Restated Credit Agreement") consisting of the following:
•A senior secured Term Loan B with a maturity date of May 17, 2028 (the “Term Loan B”), consisting of:
◦a $795,000 tranche that bears interest at LIBOR (with a LIBOR floor of 0.50%) plus 3.50%, and
◦a €300,000 EUR tranche that bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%; and
•A $250,000 senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at LIBOR (with a LIBOR floor of 0%) plus 2.50% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.

We utilized the proceeds from the Term Loan B to redeem all of the $300,000 principal of our Second Lien Notes and to repay amounts under our previous credit facility including the $150,000 Term Loan A and amounts drawn under our revolving credit facility due in 2024.

The Restated Credit Agreement contains covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries, including, but not limited to, the incurrence of additional indebtedness and liens; certain fundamental organizational changes; asset sales; certain intercompany activities; and certain investments and restricted payments, including purchases of the Company’s ordinary shares and payment of dividends. In addition, if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio calculated as of the last day of such quarter does not exceed 3.25 to 1.00.
As of June 30, 2021, we have borrowings under the Restated Credit Agreement of $1,152,021 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of June 30, 2021.
As of June 30, 2021, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 4.66%, inclusive of interest rate swap rates. We are also required to pay a commitment fee on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of June 30, 2021.
Second Lien Notes and Warrants

We utilized the proceeds from our Restated Credit Agreement to pay down the $300,000 in aggregate principal of 12% Senior Secured Notes due 2025 (the "Second Lien Notes"). The warrants we issued in conjunction with the Second Lien Notes are detachable and therefore will remain. The 7-year warrants allow the holders to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares at the time of issuance. Refer to Note 11 for additional details.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. At any time on or after June 15, 2021, we may redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of June 30, 2021, we have not redeemed any of the 2026 Notes.
Debt Issuance Costs

During the years ended June 30 2021 and 2020, we capitalized debt issuance costs related to the Restated Credit Agreement, issuance of additional 2026 Notes, and issuance of Second Lien Notes of $12,200 and $23,208, respectively.

Amortization expense and the write-off of costs related to debt amendments and modifications are included in interest expense, net in the consolidated statements of operations and amortized over the term of the related instrument. For the years ended June 30, 2021, 2020 and 2019, we amortized $5,757, $3,240, and $2,367, respectively. We wrote off $17,072 in unamortized debt issuance costs related to the former credit facility and Second Lien Notes which are recognized in loss on extinguishment of debt. As part of the transaction we capitalized $10,560 of third-party and lender fees associated with the issuance of the Term Loan B which will be amortized over the seven year term of the loan and $313 of fees associated with the modification of the revolver, due to the reduction in commitment, which will be amortized over the five year term of the revolver.

Unamortized debt issuance costs and debt premiums (discounts) were $22,450 and $48,587 as of June 30, 2021 and 2020, respectively.

Loss on Extinguishment
Due to our entering into the Restated Credit Agreement in May 2021 and redemption of our Second Lien Notes, we recorded a loss on extinguishment of $48,343 which was presented separately in the consolidated statements of operations as part of loss on early extinguishment of debt. This includes a loss of $39,400 for the redemption of our Second Lien Notes, which was impacted by a lower carrying value due in part to the allocation of value to the warrants which remain outstanding, as well as the early redemption fee of $9,000 that was paid upon redemption.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2021 and June 30, 2020, we had $12,835 and $11,694, respectively, outstanding for those obligations that are payable through January 2026.
11. Shareholders' Equity (Deficit)
Treasury shares

On November 25, 2019, we announced that our Board had approved a new share repurchase program under which we may repurchase up to 5,500,000 of our issued and outstanding ordinary shares on the open market (including block trades), through privately negotiated transactions, or in one or more self-tender offers. This repurchase program expired on May 22, 2021, and during the year ended June 30, 2021 we did not repurchase any shares under this program.

Warrants
In conjunction with our issuance of the Second Lien Notes in fiscal year 2020, we also issued 7-year warrants, to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares. The warrants are accounted for as equity, as they are redeemable only in our own shares, with an exercise price of $60 per share. The warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.
The fair value used for the warrants in this allocation was calculated using the Monte Carlo valuation model. The valuation of the notes and warrants resulted in a carrying value allocated to the warrants of $22,432, which, in addition to be being accounted for as an equity instrument recorded in additional paid in capital, was included as a discount to the Second Lien Notes. As of June 30, 2021 the warrants remain outstanding.
Share-based awards

On November 25, 2020, our shareholders approved our 2020 Equity Incentive Plan, or the 2020 Plan. Upon approval, we ceased granting any new awards under any of our prior equity plans that had shares available for future grant, consisting of our 2016 Performance Equity Plan, 2011 Equity Incentive Plan, and 2005 Non-Employee Directors' Share Option Plan. We will make future equity awards under the 2020 Plan. The maximum number of ordinary shares to be issued under the 2020 Plan is 3,500,000 plus an additional number of ordinary shares equal to the number of PSUs currently outstanding under the 2016 Performance Equity Plan that expire, terminate or are otherwise surrendered, canceled or forfeited. The 2020 Plan allows us to grant share options, share appreciation rights, restricted shares, restricted share units, other share-based awards, and dividend equivalent rights to our employees, officers, non-employee directors, consultants, and advisors.

As noted above, all future awards will be granted under our 2020 Plan. Our 2016 Performance Equity Plan previously allowed us to grant PSUs to our employees, officers, non-employee directors, consultants, and advisors. The 2011 Equity Incentive Plan previously allowed us to grant share options, share appreciation rights, restricted shares, restricted share units and other awards based on our ordinary shares to our employees, officers, non-employee directors, consultants and advisors. Our 2005 Non-Employee Directors’ Share Option Plan previously allowed us to grant share options to our non-employee directors upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they continued to serve as a director at such time.

As of June 30, 2021, 2,710,926 ordinary shares were available for future awards under our 2020 Plan. For PSUs, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. Treasury shares have historically been used in fulfillment of our share-based awards.
Performance share units
PSU awards entitle the recipient to receive Cimpress ordinary shares between 0% and 250% of the number of units, based upon continued service to Cimpress and the achievement of a compounded annual growth rate target based on Cimpress' three-year moving average share price. Awards with a grant date prior to fiscal year 2020 and all awards granted to our Chief Executive Officer and Board of Directors will be assessed annually in years 6 - 10 following the grant date and awards with a grant date in or after fiscal year 2020 (other than to the CEO and Board) will be assessed annually in years 4 - 8 following the grant date. The fair value of the PSUs is based on a Monte Carlo simulation, and the resulting expense is recognized on an accelerated basis over the requisite service period.
A summary of our PSU activity and related information for the fiscal year ended June 30, 2021 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,034,197	$133.89
Granted	228,132	129.25
Vested and distributed	—	—
Forfeited	(103,613)	117.40
Outstanding at the end of the period	1,158,716	$134.45	$125,616
The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2021, 2020, and 2019 was $129.25, $142.90, and $176.16, respectively. The total intrinsic value of PSUs outstanding at the fiscal years ended June 30, 2021, 2020, and 2019 was $125,616, $78,951 and $74,688, respectively. As of June 30, 2021 the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 2,896,790 shares.
Restricted share units

    The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years.
A summary of our RSU activity and related information for the fiscal year ended June 30, 2021 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	177,233	$47.06
Granted	453,916	93.64
Vested and distributed	(180,494)	47.92
Forfeited	(16,266)	96.03
Unvested at the end of the period	434,389	$93.54	$47,092
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2021 and 2020 was $93.64 and $46.94, respectively. We did not grant any RSUs during the year ended June 30, 2019. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2021, 2020, 2019 was $17,231, $1,905 and $6,749, respectively.

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
We did not grant any share options in fiscal year 2021. A summary of our share option activity and related information for the year ended June 30, 2021 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	110,538	$55.27	1.0
Granted	—	—
Exercised	(105,240)	54.02
Forfeited/expired	—	—
Outstanding at the end of the period	5,298	80.01	3.8	$150
Exercisable at the end of the period	5,298	$80.01	3.8	$150
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2021. The total intrinsic value of options exercised during the fiscal years ended June 30, 2021, 2020, and 2019 was $5,460, $92,582 and $12,498, respectively.
Share-based compensation
Total share-based compensation costs were $37,034, $34,874 and $21,716 for the years ended June 30, 2021, 2020, and 2019, respectively, and we elected to recognize the impact of forfeitures as they occur. Share-based compensation costs capitalized as part of software and website development costs were $1,338, $1,157 and $1,141 for the years ended June 30 2021, 2020, and 2019, respectively. As of June 30, 2021, there was $61,127 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.
12. Employees' Savings Plans
Defined contribution plans
We maintain certain government-mandated and defined contribution plans throughout the world. Our most significant defined contribution retirement plans are in the U.S. and comply with Section 401(k) of the Internal Revenue Code. We offer eligible employees in the U.S. the opportunity to participate in one of these plans and match most employees' eligible contributions at various rates subject to service vesting as specified in each of the related plan documents. This matching program was temporarily suspended from March 2020 through December 31, 2020 and was reinstated on January 1, 2021.
We expensed $12,228, $10,710 and $11,401 for our government-mandated and defined contribution plans in the years ended June 30, 2021, 2020 and 2019, respectively.

Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30 2021 and 2020, the plan had an unfunded net pension obligation of approximately $2,883, and $2,743, respectively, and plan assets which totaled approximately $4,128 and $3,403, respectively. For the years ended June 30, 2021, 2020 and 2019 we recognized expense totaling $667, $399 and $424, respectively, related to our Swiss plan.
13. Income Taxes
The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2021	2020	2019
U.S.	$2,546	$(58,765)	$(10,879)
Non-U.S.	(58,582)	61,768	137,791
Total	$(56,036)	$3,003	$126,912
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2021	2020	2019
Current:
U.S. Federal	$(93)	$(16,269)	$84
U.S. State	546	213	1,130
Non-U.S.	28,205	22,361	26,862
Total current	28,658	6,305	28,076
Deferred:
U.S. Federal	(1,573)	12,980	(1,347)
U.S. State	(31)	3,213	(183)
Non-U.S.	(8,151)	(103,490)	6,886
Total deferred	(9,755)	(87,297)	5,356
Total	$18,903	$(80,992)	$33,432

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	3.6	(130.1)	(1.0)
Tax rate differential on non-U.S. earnings	(21.8)	(408.4)	(7.2)
Swiss tax reform	—	(3,779.0)	—
Compensation related items	0.2	(420.7)	0.7
U.S. tax reform	—	(372.6)	3.7
Goodwill impairment	—	759.1	2.0
Change in valuation allowance	(30.8)	1,277.5	(1.7)
Irish foreign tax credit	10.0	262.3	(19.1)
Tax on repatriated earnings	(4.4)	154.1	8.0
Gain/loss on sale of subsidiary	—	(189.2)	—
Notional interest deduction (Italy)	1.6	(47.9)	(0.8)
Patent box (Italy)	—	(24.2)	(3.4)
Tax credits and incentives	4.0	(88.3)	(3.6)
Non-US tax rate changes	1.4	81.7	0.1
Business and withholding taxes	(0.4)	28.7	0.8
Uncertain tax positions	(1.1)	28.8	(0.1)
Nondeductible interest expense	(19.4)	157.4	1.3
Other non-deductible expenses	0.6	47.5	1.5
Tax on unremitted earnings	(1.0)	31.4	8.0
Change in tax residence	—	—	20.5
Changes to variable interest entities	—	—	(2.5)
Changes to derivative instruments	1.8	—	4.5
Other	1.0	(86.1)	(6.4)
Effective income tax rate	(33.7)%	(2,697.0)%	26.3%

For the year ended June 30, 2021, our effective tax rate was below our U.S. federal statutory tax rate primarily due to non-deductible interest expense and losses in certain jurisdictions for which we cannot recognize a tax benefit. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Canada, France, Germany, India, Ireland, Italy, the Netherlands, Spain and Switzerland. The applicable tax rates in these jurisdictions range from 10% to 30%. The total tax rate benefit from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.
For the year ended June 30, 2021, our effective tax rate was (33.7)% as compared to the prior year effective tax rate of (2,697.0)%. The increase in our effective tax rate as compared to the prior year is primarily due to Swiss Tax Reform benefits of $113,482 in the year ended June 30, 2020. Also, in addition to decreased pre-tax profits and a less favorable mix of earnings year over year, we recognized tax benefits of $2,143 related to excess tax benefits from share based compensation, as compared to $15,705 in fiscal year 2020. During the year ended June 30, 2021 we recognized a tax benefit of $6,700 for the release of our valuation allowance in India as a result of increased profitability. Additionally in fiscal year 2020, we recognized tax benefits of $11,188 for the re-measurement of U.S. tax losses that were carried back to tax years with higher U.S. federal tax rates under the US CARES Act and tax expense of $41,900 to record a full valuation allowance against our U.S. deferred tax assets and a portion for our Irish deferred tax assets. The change in judgment to no longer recognize the deferred tax assets was driven by decreased profits due to impacts of the COVID-19 pandemic and goodwill impairments. Our fiscal year 2020 effective tax rate was lower than fiscal year 2019 primarily due to Swiss Tax Reform.
On October 25, 2019, the canton of Zurich enacted tax law changes by publishing the results of its referendum to adopt the Federal Act on Tax Reform and AHV Financing (TRAF), which we refer to as Swiss Tax Reform. Swiss Tax Reform was effective as of January 1, 2020 and included the abolishment of various favorable federal and cantonal tax regimes. Swiss Tax Reform provided transitional relief measures for companies that lost the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. We recognized a tax benefit of $113,482 to establish new Swiss deferred tax assets related to transitional relief measures and to remeasure our existing Swiss deferred tax assets and liabilities. We do not expect to realize the majority of this benefit until fiscal year 2025 through fiscal year 2030.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Deferred tax assets:
Swiss tax reform amortizable goodwill	$124,372	$127,965
Net operating loss carryforwards	73,534	62,374
Leases	31,363	33,078
Depreciation and amortization	9,136	4,308
Accrued expenses	9,538	6,253
Share-based compensation	11,192	9,482
Credit and other carryforwards	39,109	29,216
Derivative financial instruments	8,226	6,739
Other	5,774	7,551
Subtotal	312,244	286,966
Valuation allowance	(113,917)	(91,575)
Total deferred tax assets	198,327	195,391
Deferred tax liabilities:
Depreciation and amortization	(28,187)	(41,017)
Leases	(24,920)	(30,433)
Investment in flow-through entity	(5,003)	(3,550)
Tax on unremitted earnings	(6,877)	(6,203)
Italy tax suspension reserve	(4,528)	—
Other	(6,627)	(4,502)
Total deferred tax liabilities	(76,142)	(85,705)
Net deferred tax assets	$122,185	$109,686
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to losses in certain jurisdictions (mainly the United States, Ireland, Brazil, China, Japan and France) for which management has determined we cannot recognize the related deferred tax assets based on trailing three-year pre-tax profit or loss adjusted for permanent book versus tax differences. Also, Cimpress plc generated $5,587 of Irish foreign tax credit carryforwards which do not expire, but for which management has determined it is more likely than not that these will not be utilized upon future repatriation. Other increases in our valuation allowance include increased U.S. research and development credits of $3,209 and acquired net operating losses of $5,424. The increase in valuation allowance was offset by the release of Indian valuation allowance of $6,700.

We have recorded a full valuation allowance against $8,226 of deferred tax asset related to derivative financial instruments for which management has determined that it is more likely than not that the deferred tax asset will not be recognized in the foreseeable future. The impact of this deferred tax asset and associated valuation allowance has been recorded in accumulated other comprehensive loss on the balance sheet. Additionally, we have recorded valuation allowances of $25,389 and $3,805 against deferred tax assets related to U.S. research and development credits and U.S. capital loss carryforwards, respectively, for which management has determined that it is more likely than not that these will not be utilized within the applicable carryforward periods available under local law.

We have not recorded a valuation allowance against $14,235 of deferred tax asset associated with prior year tax losses generated in Switzerland. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that all of the losses in Switzerland will be utilized against future taxable profits within the available carryforward period. Our assessments are reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of these deferred tax assets, and such change would result in additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

Based on the weight of available evidence at June 30, 2021, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2021 is as follows:

Balance at June 30, 2020	$91,575
Charges to earnings (1)	17,214
Charges to other accounts (2)	5,128
Balance at June 30, 2021	$113,917
_________________
(1) Amount is primarily related to increased U.S. and non-U.S. net operating losses, increased U.S. research and development credits, increased Irish foreign tax credits, and release of India valuation allowance.
(2) Amount is primarily related to increase in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes, acquired net operating losses recorded in purchase accounting, and unrealized losses on derivative financial instruments included in Accumulated Other Comprehensive Loss.
As of June 30, 2021, we had gross U.S. federal and apportioned state net operating losses of $12,124 and $25,179, respectively, that expire on various dates from fiscal year 2024 through fiscal year 2041 or with unlimited carryforward. We also had gross non-U.S. net operating loss carryforwards of $422,072, a significant amount of which begin to expire in fiscal year 2024, with the remaining amounts expiring on various dates from fiscal year 2022 through fiscal year 2030 or with unlimited carryforward. In addition, we had $30,693 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal year 2031 or with unlimited carryforward. We also had $18,118, $7,934 and $3,291 of U.S. federal, apportioned state, and non-U.S. capital loss carryforwards, respectively. The U.S. capital losses expire in fiscal year 2025 and the non-U.S. capital losses have unlimited carryforward. Lastly, we had $8,030 of Irish foreign tax credits with unlimited carryforward. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2021, no tax provision has been made for $43,401 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $10,000 to $11,000 at that time. A cumulative deferred tax liability of $6,877 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated with no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.
We currently benefit from various income tax holidays in certain jurisdictions. The tax holidays expire on various dates through August 2022. When the tax holidays expire, we will be subject to tax at rates ranging from 15% to 30%. As a result of the tax holidays, our net income was higher by $181 for fiscal year 2021.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2018	$4,705
Additions based on tax positions related to the current tax year	702
Additions based on tax positions related to prior tax years	201
Reductions based on tax positions related to prior tax years	(117)
Reductions due to lapse of statute of limitations	(763)
Cumulative translation adjustment	(7)
Balance June 30, 2019	4,721
Additions based on tax positions related to the current tax year	586
Additions based on tax positions related to prior tax years	769
Reductions based on tax positions related to prior tax years	(102)
Reductions due to audit settlements	(52)
Reductions due to lapse of statute of limitations	(71)
Cumulative translation adjustment	(4)
Balance June 30, 2020	5,847
Additions based on tax positions related to the current tax year	1,428
Additions based on tax positions related to prior tax years	7,448
Reductions based on tax positions related to prior tax years	(51)
Reductions due to audit settlements	(83)
Reductions due to lapse of statute of limitations	(229)
Cumulative translation adjustment	19
Balance June 30, 2021	$14,379

For the year ended June 30, 2021, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $1,307. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2021, 2020 and 2019 were $1,014, $384 and $515, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $300 to $310 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2020 remain open for examination by the United States Internal Revenue Service ("IRS") and the years 2015 through 2020 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.

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

14. Noncontrolling Interest
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
Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest are exercisable beginning in 2021, while the associated call options become exercisable in 2026. During the second quarter of fiscal year 2021, we repurchased equity interests ranging from 0.56% to 1.15% in each of the three businesses for a total of $5,063. During the year ended June 30, 2021, the redemption value of a PrintBrothers business increased above the carrying value due to growth in the fourth quarter of fiscal year 2021 as we've lapped the earliest periods that were more negatively impacted by the pandemic, resulting in an adjustment to the redeemable noncontrolling interest of $2,035, which was recognized as an adjustment to retained earnings.
All Other Businesses
On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of BuildASign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. During the year ended June 30, 2021, the redemption value increased above the carrying value due to continued strong financial performance, resulting in an adjustment to the redeemable noncontrolling interest of $1,072, which was recognized as an adjustment to retained earnings.

On April 23, 2021, we acquired 81% of the outstanding equity interests of a US-based company that provides supply chain expertise and sells into a growing product category. The remaining 19% is considered a redeemable noncontrolling equity interest as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $4,370. As of June 30, 2021, the redemption value was less than the carrying value, and therefore no adjustment was required. Refer to Note 7 for additional details.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2019	$63,182
Acquisition of noncontrolling interest (1)	3,995
Accretion to redemption value recognized in retained earnings (2)	5,493
Net income attributable to noncontrolling interest	630
Distribution to noncontrolling interest (3)	(3,955)
Foreign currency translation	(239)
Balance as of June 30, 2020	69,106
Acquisition of noncontrolling interest (1)	4,370
Accretion to redemption value recognized in retained earnings (2)	3,049
Net income attributable to noncontrolling interest	2,772
Distribution to noncontrolling interest (3)	(4,746)
Purchase of noncontrolling interest	(5,063)
Foreign currency translation	1,632
Balance as of June 30, 2021	$71,120
_________________
(1) During fiscal year 2020, we acquired majority equity interests related to two immaterial businesses within our PrintBrothers reportable segment and in fiscal year 2021, we acquired the majority equity interest in an immaterial business within our All Other reportable segment.
(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the redemption amount estimated to be greater than carrying value but less than fair value. Refer above for additional details.
(3) Distributions to noncontrolling interests include contractually required profit sharing payments made annually to the minority interest holders in one of the PrintBrothers businesses.
15. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of June 30, 2021, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
•All Other Businesses - Includes a collection of businesses grouped together based on materiality. With the exception of BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment consists of two smaller businesses that we continue to manage at a relatively modest operating loss and the addition of a newly acquired company that provides supply chain expertise and sells into a growing product category.

◦BuildASign is an internet-based provider of canvas-print wall décor, business signage and other large-format printed products, based in Austin, Texas. In the fourth quarter of fiscal year 2021, we closed a small acquisition under BuildASign in a new product category.
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

	Year Ended June 30,
	2021	2020	2019
Revenue:
Vistaprint	$1,444,807	$1,337,291	$1,508,322
PrintBrothers	421,766	417,921	443,987
The Print Group	275,534	275,214	325,872
National Pen	313,528	299,474	348,409
All Other Businesses	192,038	173,789	136,202
Total segment revenue	2,647,673	2,503,689	2,762,792
Inter-segment eliminations (1)	(55,160)	(22,331)	(11,716)
Total consolidated revenue	$2,592,513	$2,481,358	$2,751,076
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Year Ended June 30, 2021
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$955,280	$—	$—	$154,857	$171,398	$1,281,535
Europe	350,270	420,946	258,230	106,004	—	1,135,450
Other	136,919	—	—	20,762	17,847	175,528
Inter-segment	2,338	820	17,304	31,905	2,793	55,160
Total segment revenue	1,444,807	421,766	275,534	313,528	192,038	2,647,673
Less: inter-segment elimination	(2,338)	(820)	(17,304)	(31,905)	(2,793)	(55,160)
Total external revenue	$1,442,469	$420,946	$258,230	$281,623	$189,245	$2,592,513

	Year Ended June 30, 2020
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$928,668	$—	$—	$154,632	$153,795	$1,237,095
Europe	325,239	416,987	269,220	112,046	—	1,123,492
Other	77,204	—	—	24,990	18,577	120,771
Inter-segment	6,180	934	5,994	7,806	1,417	22,331
Total segment revenue	1,337,291	417,921	275,214	299,474	173,789	2,503,689
Less: inter-segment elimination	(6,180)	(934)	(5,994)	(7,806)	(1,417)	(22,331)
Total external revenue	$1,331,111	$416,987	$269,220	$291,668	$172,372	$2,481,358

	Year Ended June 30, 2019
	Vistaprint	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,040,928	$—	$—	$179,425	$112,216	$1,332,569
Europe	373,768	442,760	325,076	134,381	—	1,275,985
Other	87,775	—	—	30,874	23,873	142,522
Inter-segment	5,851	1,227	796	3,729	113	11,716
Total segment revenue	1,508,322	443,987	325,872	348,409	136,202	2,762,792
Less: inter-segment elimination	(5,851)	(1,227)	(796)	(3,729)	(113)	(11,716)
Total external revenue	$1,502,471	$442,760	$325,076	$344,680	$136,089	$2,751,076

The following table includes segment EBITDA by reportable segment, total income from operations and total (loss) income before income taxes:

	Year Ended June 30,
	2021	2020	2019
Segment EBITDA:
Vistaprint	$324,715	$366,334	$349,697
PrintBrothers	43,144	39,373	43,474
The Print Group	43,126	51,606	63,997
National Pen	11,644	7,605	17,299
All Other Businesses	31,707	17,474	(6,317)
Total segment EBITDA	454,336	482,392	468,150
Central and corporate costs	(135,398)	(140,398)	(117,295)
Depreciation and amortization	(173,212)	(167,943)	(172,957)
Waltham, MA lease depreciation adjustment (1)	—	—	4,120
Proceeds from insurance	(122)	—	—
Earn-out related charges	—	54	—
Share-based compensation related to investment consideration	—	—	(2,893)
Certain impairments and other adjustments (2)	(20,453)	(104,593)	(10,700)
Restructuring-related charges	(1,641)	(13,543)	(12,054)
Interest expense for Waltham, MA lease (1)	—	—	7,236
Total income from operations	123,510	55,969	163,607
Other (expense) income, net	(11,835)	22,874	26,476
Interest expense, net	(119,368)	(75,840)	(63,171)
Loss on early extinguishment of debt	(48,343)	—	—
(Loss) income before income taxes	$(56,036)	$3,003	$126,912
___________________
(1) Upon the adoption of the new leasing standard on July 1, 2019, our Waltham, MA lease, which was previously classified as build-to-suit, is now classified as an operating lease under the new standard. Therefore, the Waltham depreciation and interest expense adjustments that were made in comparative periods are no longer made after such adoption as any impact from the Waltham lease is now reflected in operating income.
(2) For the year ended June 30, 2021, certain impairments and other adjustments includes lease impairment and abandonment charges for two leased locations totaling $19,882. Refer to Note 16 for additional details. For the year ended June 30, 2020, certain impairments and other adjustments includes impairments of goodwill defined by ASC 350 - "Intangibles - Goodwill and Other" of $100,842, as well as losses of $1,520 recognized for fair value adjustments to the disposal group related to our VIDA sale. During the year ended June 30, 2019 we recognized reserves for loans as defined by ASC 326 - "Financial Instruments - Credit Losses".

	Year Ended June 30,
	2021	2020	2019
Depreciation and amortization:
Vistaprint	$58,513	$59,029	$67,317
PrintBrothers	22,089	21,010	22,108
The Print Group	27,066	24,769	29,437
National Pen	25,123	23,654	21,642
All Other Businesses	19,811	23,755	17,068
Central and corporate costs	20,610	15,726	16,199
Total depreciation and amortization	$173,212	$167,943	$173,771

	Year Ended June 30,
	2021	2020	2019
Purchases of property, plant and equipment:
Vistaprint	$12,332	$15,986	$32,820
PrintBrothers	3,609	4,315	3,521
The Print Group	11,847	17,136	7,908
National Pen	3,603	5,016	8,346
All Other Businesses	5,466	4,242	16,996
Central and corporate costs	1,667	3,772	972
Total purchases of property, plant and equipment	$38,524	$50,467	$70,563

	Year Ended June 30,
	2021	2020	2019
Capitalization of software and website development costs:
Vistaprint	$28,297	$18,381	$23,369
PrintBrothers	1,465	990	1,787
The Print Group	1,603	1,484	2,327
National Pen	3,115	3,290	3,624
All Other Businesses	3,746	3,684	2,948
Central and corporate costs	22,711	16,163	14,597
Total capitalization of software and website development costs	$60,937	$43,992	$48,652
Enterprise Wide Disclosures:
    The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2021	2020	2019
United States	$1,199,436	$1,251,531	$1,361,438
Germany (1)	350,281	351,348	367,375
Other (2)	1,042,796	878,479	1,022,263
Total revenue	$2,592,513	$2,481,358	$2,751,076

	Year Ended June 30,
	2021	2020	2019
Physical printed products and other (3)	$2,477,158	$2,431,367	$2,700,167
Digital products/services (4)	115,355	49,991	50,909
Total revenue	$2,592,513	$2,481,358	$2,751,076
__________________
(1) Our revenues within the German market exceeded 10% of our total consolidated revenue. Therefore, we have presented Germany as a significant geographic area.
(2) Our other revenue includes Ireland, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.
(4) Digital products/service revenue includes revenue associated with design services and for the year ended June 30, 2021 includes revenue from our 99designs business which was acquired on October 1, 2020. Refer to Note 7 for additional details.

The following table sets forth long-lived assets by geographic area:

	June 30, 2021	June 30, 2020
Long-lived assets (1):
United States	$107,868	$161,853
Netherlands	75,996	82,897
Canada	60,779	67,367
Switzerland	68,880	58,013
Italy	47,776	46,317
Jamaica	20,550	21,563
Australia	21,298	19,695
France	25,417	23,917
Japan	14,891	15,430
Other	96,063	94,922
Total	$539,518	$591,974
___________________
(1) Excludes goodwill of $726,979 and $621,904, intangible assets, net of $186,744 and $209,228, deferred tax assets of $149,618 and $143,496, and marketable securities, non-current of $50,713 and zero as of June 30, 2021 and June 30, 2020, respectively.
16. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2034. Our finance leases primarily relate to machinery and plant equipment.
The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2021 and 2020:

Leases	Consolidated Balance Sheet Classification	June 30, 2021	June 30, 2020

Assets:
Operating right-of-use assets	Operating lease assets, net (1)	$87,626	$156,258
Finance right-of-use assets	Property, plant, and equipment, net (2)	35,384	20,842
Total lease assets		$123,010	$177,100
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current (1)	$26,551	$41,772
Finance lease liabilities	Other current liabilities (2)	32,314	8,055
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	66,222	128,963
Finance lease liabilities	Other liabilities	18,528	18,617
Total lease liabilities		$143,615	$197,407
__________________
(1) The decrease in operating lease assets and liabilities is due primarily to the Waltham lease modifications described below.
(2) The increase in finance lease assets and liabilities is due primarily to the lease modification described below within the "Other Lease Modification" section.

The following table represents the lease expenses for the years ended June 30, 2021 and 2020:

	Year Ended
	June 30, 2021	June 30, 2020
Operating lease expense (1)	$36,803	$43,058
Finance lease expense:
Amortization of finance lease assets	5,557	5,766
Interest on lease liabilities	211	698
Variable lease expense	7,846	10,775
Less: sublease income	(2,309)	(3,545)
Net operating and finance lease cost	$48,108	$56,752
__________________
(1) The decrease in operating lease expense for the fiscal year ended June 30, 2021 is driven primarily by the Waltham lease modification described below.
Future minimum lease payments under non-cancelable leases as of June 30, 2021 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$29,527	$32,873	$62,400
2 years	25,125	6,738	31,863
3 years	20,377	5,511	25,888
4 years	12,397	4,326	16,723
5 years	7,270	2,181	9,451
Thereafter	6,899	1,293	8,192
Total	101,595	52,922	154,517
Less: present value discount	(8,822)	(2,080)	(10,902)
Lease liability	$92,773	$50,842	$143,615
    Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years):
Operating leases	4.28	6.18
Finance leases (1)	10.71	4.61
Weighted-average discount rate:
Operating leases	3.17%	2.83%
Finance leases	3.93%	2.62%
__________________
(1) The increase to finance leases' weighted-average lease term is largely due to the reclassification of an operating lease to a finance lease upon giving notice to a landlord to exercise our purchase option under an existing lease. Refer to the "Other Lease Modification" section below for more details.

Our leases have remaining lease terms of 1 year to 14 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

	Year Ended
Supplemental Cash Flow Information	June 30, 2021	June 30, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$47,327	$40,777
Operating cash flows from finance leases	211	698
Financing cash flows from finance leases	8,001	9,511
__________________
(1) The operating lease cash flows included $8,761 of termination fees for the Waltham lease modification as described below.

Waltham Lease Modification
On January 6, 2021, we entered into an arrangement that modifies the lease agreement for our Waltham, Massachusetts office location, which results in us retaining a small portion of the previously leased office space in exchange for a reduction to our monthly rent payments for the space we no longer lease. As part of the agreement, we were required to pay a termination fee of $8,761 in two equal installments. The first payment was made on January 6, 2021, and the remaining amount was paid on April 1, 2021. The termination fee is inclusive of the rent that would have otherwise been paid on the leased space through June 2021 while it remained vacant. We separately entered into a lease agreement for a new office location in Waltham, Massachusetts which commenced on June 1, 2021. Prior to the amendment, the total remaining lease commitments through September 2026 were $64,811. Under the modified lease term, combined with the new lease arrangement, the total lease commitments through September 2026 will be $20,183, excluding the termination penalties included above.

Due to the partial termination of the lease, we recorded a decrease to the operating lease liabilities of $47,801 to reflect the reduced lease payments, including the termination penalties. We also recorded a decrease to the operating lease asset of $46,645 based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $1,156, recognized in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021.

Due to our plans to no longer occupy the remaining leased office space and instead market the space to be subleased, we identified a triggering event with regards to the modified right-of-use asset. Therefore, we performed a discounted cash flow analysis that considered market-based rent assumptions, which resulted in an impairment of the right-of-use asset of $7,489 which was recognized in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021. Additionally, we recorded an impairment to general and administrative expense for abandoned assets related to the vacated space totaling $4,483, which included $2,787 in subtenant allowances, $1,312 in leasehold improvements, and $384 in furniture and fixtures.

Other Lease Modification

During the quarter ended March 31, 2021, we identified a triggering event due to a change in our intended use of the right-of-use asset of another one of our leased facilities, as we have committed to plans to exit the space and instead market it to be subleased or sold. We assessed the lease for impairment and performed a discounted cash flow analysis using current market-based rent assumptions, which resulted in an impairment of $7,420 that was recognized in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021. This impairment resulted in a decrease to the right of use asset totaling $5,280 and to the related leasehold improvements included within property, plant and equipment totaling $2,140. Additionally, we recorded an impairment for abandoned equipment in the amount of $1,680 that was recognized in general and administrative expense for the year ended June 30, 2021.

On June 1, 2021, we gave notice to the landlord of one of our leased facilities to exercise our purchase option under the existing lease, which triggered a remeasurement event as the purchase option is now considered reasonably certain of occurring. We also executed a letter of intent during the current quarter to sell the building to an unrelated third-party, which would occur simultaneously with our exercise of the purchase option. The lease was previously recognized as an operating lease and our intent to now purchase the leased facility resulted in a modification of the lease and reclassification to a finance lease. The modification increased our lease liability to include the estimated purchase option amount, which remains subject to change as the purchase option amount is based on fair market value with an embedded floor. This modification resulted in an increase to the lease liability and asset of $8,201 and recognition of a finance lease asset of $15,860 and a corresponding liability of $23,959.
17. Commitments and Contingencies
Purchase Obligations
At June 30, 2021, we had unrecorded commitments under contract of $245,149, including third-party web services of $95,497, inventory and third-party fulfillment purchase commitments of $55,530, software of $47,694, advertising of $13,047, production and computer equipment purchases of $14,722, professional and consulting fees of $7,438, and other unrecorded purchase commitments of $11,221.

Debt
The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2021 are as follows:

2022	$13,330
2023	15,614
2024	15,247
2025	13,718
2026	612,527
Thereafter	1,094,420
Total	$1,764,856
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $45,025 in aggregate as of June 30, 2021. As of June 30, 2021, this balance includes the deferred payment related to the 99designs acquisition in the amount of $44,423 due in February 2022. Refer to Note 7 for additional details.
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

18. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. The restructuring charges included in our consolidated statement of operations for the years ended June 30, 2021, 2020, and 2019 were $1,641, $13,543, and $12,054, respectively.

During the year ended June 30, 2021 we recognized restructuring charges of of $1,641, primarily due to organizational changes within The Print Group segment totaling $1,966 intended to streamline certain activities. This was partially offset by changes in estimate related to prior period actions of $325. We do not expect any material charges to be incurred in future periods related to each of these initiatives.

During the year ended June 30, 2020, we recognized restructuring charges of $13,543, consisting of charges of $5,734 within our Vistaprint reportable segment as we evolved our organizational structure, including our reorganization of the technology team. We also recognized $3,532 in charges within our central and corporate costs, due to the coordinated reorganization of technology teams with our Vistaprint business. We also incurred charges of $3,211, $535, and $475 in our National Pen, All Other Businesses and The Print Group reportable segments, respectively during the year ended June 30, 2020, for various cost reduction measures primarily in response to the pandemic. These restructuring actions were completed during fiscal year 2020.

During the year ended June 30, 2019, we recognized restructuring charges of $12,054, primarily related to a restructuring action within our Vistaprint business, resulting in $8,467 of charges. The Vistaprint action included changes to the leadership team, as well as other reductions in headcount and associated costs. We also incurred individually immaterial restructuring charges in The Print Group, All Other Businesses reportable segments, and Central and Corporate cost center of $2,223, $1,197, and $167, respectively. These restructuring actions were completed during fiscal year 2019.

The following table summarizes the restructuring activity during the years ended June 30, 2021 and 2020:

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of June 30, 2019	$3,045	$167	$3,212
Restructuring charges	13,193	350	13,543
Cash payments	(8,647)	(440)	(9,087)
Non-cash charges (1)	(1,622)	—	(1,622)
Accrued restructuring liability as of June 30, 2020	5,969	77	6,046
Restructuring charges	998	643	1,641
Cash payments	(6,565)	—	(6,565)
Non-cash charges (1)	—	(720)	(720)
Accrued restructuring liability as of June 30, 2021	$402	$—	$402
__________________
(1) Non-cash charges primarily include the write-off of property, plant and equipment, net, which was recognized as part of the actions taken in The Print Group segment during the year ended June 30, 2021, and also includes the acceleration of share based compensation expenses for the year ended June 30, 2020.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that, as of June 30, 2021, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2021, as stated in their report included on pages 45-46.
Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders, which we refer to as our 2021 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2021. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2021 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors" and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2021 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2021 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2021 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV.
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Constitution of Cimpress plc is incorporated by reference to Annex B to our definitive proxy statement on Schedule 14A filed with the SEC on September 27, 2019
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

4.4	Form of Warrant is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 4, 2020
4.5	Description of registered securities of Cimpress plc is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020
10.1*	2005 Non-Employee Directors' Share Option Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.2*
Form of Nonqualified Share Option Agreement under our 2005 Non-Employee Directors’ Share Option Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.3*	2011 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.4*	Form of Restricted Share Unit Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020
10.5*
Form of Share Award Agreement under our 2011 Equity Incentive Plan with certain former Cimpress directors is incorporated by reference to Cimpress' Current Report on Form 8-K filed with the SEC on November 19, 2018

10.6*	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.7*
Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.8*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.9*
Form of Performance Share Unit Agreement for members of our Board of Directors under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.10*	2020 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 30, 2020
10.11*	Form of Restricted Share Unit Agreement under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020
10.12*
Form of Performance Share Unit Agreement for employees and executives under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.13*
Form of Performance Share Unit Agreement for our Chief Executive Officer under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.14*
Form of Performance Share Unit Agreement for our Board of Directors under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020

10.15*	Form of Deed of Indemnification between Cimpress plc and each of its directors is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.16*	Form of Deed of Indemnification between Cimpress plc and each executive officer is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.17*
Form of Indemnification Agreement between Cimpress USA Incorporated and each director of Cimpress plc is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020

10.18*	Form of Indemnification Agreement between Cimpress USA Incorporated and each executive officer is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020

10.19*
Amended and Restated Executive Retention Agreement dated as of October 23, 2009 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.20*
Form of Executive Retention Agreement between Cimpress plc (as successor to Cimpress N.V.) and each of Sean Quinn and Maarten Wensveen is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.21*
Memorandum clarifying relative precedence of agreements dated May 6, 2010 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.22*
Agreement Limiting PSU Awards dated May 13, 2016 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 17, 2016

10.23*
Amendment to Agreement Limiting PSU Awards dated September 28, 2020 between Cimpress plc and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2020

10.24*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.25*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.26
Amendment and Restatement Agreement dated as of May 17, 2021 among Cimpress plc, Vistaprint Limited, Cimpress Schweiz GmbH, Vistaprint B.V., Vistaprint Netherlands B.V., and Cimpress USA Incorporated, as borrowers (the “Borrowers”); the lenders named therein as lenders; and JPMorgan Chase Bank N.A., as administrative agent for the lenders (the “Administrative Agent”), which amends and restates the Credit Agreement dated as of October 21, 2011, as amended and restated as of February 8, 2013, and as further amended and restated as of July 13, 2017, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2021

10.27
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.28
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between certain Borrowers and Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

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
__________________
*Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 6, 2021                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder & Chief Executive Officer	August 6, 2021
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 6, 2021
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 6, 2021
Sophie A. Gasperment
/s/ John J. Gavin Jr.	Director	August 6, 2021
John J. Gavin Jr.
/s/ Zachary S. Sternberg	Director	August 6, 2021
Zachary S. Sternberg
/s/ Scott Vassalluzzo	Director	August 6, 2021
Scott Vassalluzzo