Form 10-Q
period 2021-09-30
CIMPRESS plc
filed 2021-10-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 25, 2021, there were 26,094,869 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$193,231	$183,023
Marketable securities	152,028	152,248
Accounts receivable, net of allowances of $9,222 and $9,404, respectively	56,624	50,679
Inventory	90,737	70,044
Prepaid expenses and other current assets	81,431	72,504
Total current assets	574,051	528,498
Property, plant and equipment, net	321,773	328,679
Operating lease assets, net	82,271	87,626
Software and website development costs, net	88,432	87,690
Deferred tax assets	146,431	149,618
Goodwill	717,970	726,979
Intangible assets, net	171,944	186,744
Marketable securities, non-current	40,400	50,713
Other assets	41,416	35,951
Total assets	$2,184,688	$2,182,498
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$219,769	$199,831
Accrued expenses	261,161	247,513
Deferred revenue	49,071	50,868
Short-term debt	11,373	9,895
Operating lease liabilities, current	26,340	26,551
Other current liabilities	95,441	103,515
Total current liabilities	663,155	638,173
Deferred tax liabilities	24,707	27,433
Long-term debt	1,718,311	1,732,511
Operating lease liabilities, non-current	61,459	66,222
Other liabilities	88,279	96,410
Total liabilities	2,555,911	2,560,749
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	79,593	71,120
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,090,016 and 26,035,910 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	28
Treasury shares, at cost, 17,990,611 and 18,044,717 shares, respectively	(1,365,079)	(1,368,595)
Additional paid-in capital	464,938	459,904
Retained earnings	532,414	537,677
Accumulated other comprehensive loss	(83,732)	(79,000)
Total shareholders' deficit	(450,816)	(449,371)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,184,688	$2,182,498
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2021	2020
Revenue	$657,599	$586,500
Cost of revenue (1)	338,989	298,844
Technology and development expense (1)	67,277	58,489
Marketing and selling expense (1)	174,697	138,150
General and administrative expense (1)	46,548	41,812
Amortization of acquired intangible assets	13,458	13,305
Restructuring expense	(309)	(86)
Income from operations	16,939	35,986
Other income (expense), net	22,197	(8,754)
Interest expense, net	(25,688)	(30,516)
Income (loss) before income taxes	13,448	(3,284)
Income tax expense	9,381	6,794
Net income (loss)	4,067	(10,078)
Add: Net (income) attributable to noncontrolling interest	(1,738)	(677)
Net income (loss) attributable to Cimpress plc	$2,329	$(10,755)
Basic net income (loss) per share attributable to Cimpress plc	$0.09	$(0.41)
Diluted net income (loss) per share attributable to Cimpress plc	$0.09	$(0.41)
Weighted average shares outstanding — basic	26,072,249	25,945,998
Weighted average shares outstanding — diluted	26,583,813	25,945,998
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2021	2020
Cost of revenue	$116	$100
Technology and development expense	2,903	2,191
Marketing and selling expense	2,677	1,685
General and administrative expense	5,310	4,307

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited in thousands)

	Three Months Ended September 30,
	2021	2020
Net income (loss)	$4,067	$(10,078)
Other comprehensive income (loss), net of tax:
Foreign currency translation (losses) gains, net of hedges	(9,210)	817
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(1,925)	3,836
Amounts reclassified from accumulated other comprehensive loss to net income (loss) on derivative instruments	5,546	(2,071)
Loss on pension benefit obligation, net	—	(336)
Comprehensive loss	(1,522)	(7,832)
Add: Comprehensive (income) attributable to noncontrolling interests	(881)	(2,103)
Total comprehensive loss attributable to Cimpress plc	$(2,403)	$(9,935)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2020	44,080	$615	25	$28	(18,195)	$(1,376,496)	$438,616	$618,437	$(88,676)	$(407,476)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	118	7,773	(13,366)	—	—	(5,593)
Share-based compensation expense	—	—	—	—	—	—	8,577	—	—	8,577
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(10,755)	—	(10,755)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	1,765	1,765
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(609)	(609)
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(336)	(336)
Balance at September 30, 2020	44,080	$615	25	$28	(18,077)	$(1,368,723)	$433,827	$607,682	$(87,856)	$(414,427)

Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$537,677	$(79,000)	$(449,371)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	54	3,516	(6,095)	—	—	(2,579)
Share-based compensation expense	—	—	—	—	—	—	11,129	—	—	11,129
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	2,329	—	2,329
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(7,592)	—	(7,592)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	3,621	3,621
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(8,353)	(8,353)
Balance at September 30, 2021	44,080	$615	25	$28	(17,991)	$(1,365,079)	$464,938	$532,414	$(83,732)	$(450,816)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$4,067	$(10,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,432	42,290
Share-based compensation expense	11,006	8,283
Deferred taxes	(1,138)	(32)
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income (loss)	(16,534)	14,628
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(8,853)	(4,958)
Other non-cash items	(471)	3,192
Changes in operating assets and liabilities:
Accounts receivable	(7,149)	(12,448)
Inventory	(11,744)	(3,111)
Prepaid expenses and other assets	(4,832)	2,523
Accounts payable	10,290	38,684
Accrued expenses and other liabilities	17,493	26,708
Net cash provided by operating activities	36,567	105,681
Investing activities
Purchases of property, plant and equipment	(8,624)	(8,383)
Capitalization of software and website development costs	(15,639)	(14,804)
Proceeds from the sale of assets	1,699	2,103
Proceeds from maturity of held-to-maturity investments	10,000	—
Other investing activities	(617)	—
Net cash used in investing activities	(13,181)	(21,084)
Financing activities
Proceeds from borrowings of debt	—	99,000
Payments of debt	(4,111)	(182,726)
Payments of debt issuance costs	(1,137)	(410)
Payments of purchase consideration included in acquisition-date fair value	—	(648)
Payments of withholding taxes in connection with equity awards	(2,579)	(5,592)
Payments of finance lease obligations	(2,526)	(1,592)
Other financing activities	2	(11)
Net cash used in financing activities	(10,351)	(91,979)
Effect of exchange rate changes on cash	(2,827)	2,590
Net increase (decrease) in cash and cash equivalents	10,208	(4,792)
Cash and cash equivalents at beginning of period	183,023	45,021
Cash and cash equivalents at end of period	$193,231	$40,229

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,358	$9,078
Income taxes	7,767	352
Non-cash investing and financing activities
Property and equipment acquired under finance leases	865	76
Amounts accrued related to business acquisitions	44,852	1,676

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
Our Vistaprint business and reportable segment has begun evolving its brand architecture to "Vista". Brands like "VistaPrint" and "99designs by Vista" will operate within the "Vista" architecture. This move should help open customers' minds to allow us to serve a broader set of their needs across a wide range of products and solutions that includes design, social media and web presence as well as print. No changes were made to our internal organizational and reporting structure as a result of this rebranding, but we will refer to this reportable segment as "Vista" from here forward and throughout this document.
2. Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Cimpress plc, its wholly owned subsidiaries, entities in which we maintain a controlling financial interest, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we cannot exercise significant influence, and the related equity securities do not have a readily determinable fair value, are accounted for using the cost method and are included in other assets on the consolidated balance sheets. Investments in entities in which we can either exercise significant influence or, in cases when the entity's structure is that of a limited liability company that maintains a specific ownership account and our investment is more than minor, are recognized as equity method investments. Our equity method investments are included in other assets on the consolidated balance sheets.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2021.
Revision of Prior Period Financial Statements
During the first quarter of fiscal 2022, we identified an immaterial error related to the presentation of revenue for one-to-one design service arrangements that overstated revenue and cost of revenue for the period from October 1, 2020 through June 30, 2021. On October 1, 2020 we acquired the 99designs business, which is presented as part of our Vista reportable segment, and after acquisition we recognized revenue on a gross basis as if we were the principal to the transactions. In the current quarter, we reconsidered the guidance of ASC 606-10-55-39 and confirmed we are the principal for contest arrangements; however, the one-to-one design service portion of 99designs revenue is governed by different terms and conditions. We evaluated whether we have control over these services before the design is transferred to the customer, as we leverage a network of third-party designers to fulfill this offering. The pricing and fulfillment responsibility aspects of the one-to-one design arrangements led us to conclude we are an agent to these specific transactions.
We referred to the Codification of SEC Staff Accounting Bulletins (“SAB”) Topics 1.M Materiality and 1.N Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements to assess the materiality of the error. When considering both quantitative and qualitative factors, we determined the impact of the error was not material to our financial statements in any period previously presented. This immaterial error did not have an impact on operating income, nor did it have an impact on our previously presented consolidated balance sheets or consolidated statements of cash flows. This error did not have an impact on the first quarter of fiscal year 2021, which is the comparative period presented in this report, however, we will revise the comparative period results in the Form 10-Q for the second and third quarters of the current fiscal year as well as the Form 10-K for fiscal year 2022. We will revise our previously reported results to present these transactions on a net basis, which will result in a decrease to revenue and cost of revenue of $5,241 and $5,489 for the second and third quarters of fiscal year 2021, respectively, and $16,552 for the fiscal year ended June 30, 2021.
Marketable Securities
We hold certain investments that are classified as held-to-maturity (HTM) as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S Treasury securities-specifically U.S Treasury bills, notes, and bonds, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We generally invest in securities with a maturity of two years or less. As the investments are classified as held-to-maturity they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during three months ended September 30, 2021 and we had no marketable securities during the three months ended September 30, 2020.
The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of September 30, 2021 and June 30, 2021.

	September 30, 2021
	Amortized cost	Unrealized losses	Fair value
Due within one year or less
Commercial paper	$64,478	$(13)	$64,465
Corporate debt securities	87,550	(45)	87,505
Total due within one year or less	152,028	(58)	151,970
Due between one and two years
Corporate debt securities	40,400	(61)	40,339
Total held-to-maturity securities	$192,428	$(119)	$192,309

	June 30, 2021
	Amortized cost	Unrealized losses	Fair value
Due within one year or less
Commercial paper	$74,463	$(28)	$74,435
Corporate debt securities	77,785	(57)	77,728
Total due within one year or less	152,248	(85)	152,163
Due between one and two years
Corporate debt securities	50,713	(90)	50,623
Total held-to-maturity securities	$202,961	$(175)	$202,786
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Three Months Ended September 30,
	2021	2020
Gains (losses) on derivatives not designated as hedging instruments (1)	$13,327	$(13,495)
Currency-related gains, net (2)	9,350	4,075
Other (losses) gains	(480)	666
Total other income (expense), net	$22,197	$(8,754)
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains, net are primarily driven by this intercompany activity for the periods presented. In addition, we have certain cross-currency swaps designated as cash flow hedges which hedge the remeasurement of certain intercompany loans; both are presented in the same component above. Unrealized gains related to cross-currency swaps were $3,288 during the three months ended September 30, 2021 while there were unrealized losses of $5,437 during the three months ended September 30, 2020.
Net Income (Loss) Per Share Attributable to Cimpress plc
Basic net income (loss) per share attributable to Cimpress plc is computed by dividing net income (loss) attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), warrants, and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2021	2020
Weighted average shares outstanding, basic	26,072,249	25,945,998
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)	511,564	—
Shares used in computing diluted net income (loss) per share attributable to Cimpress plc	26,583,813	25,945,998
Weighted average anti-dilutive shares excluded from diluted net income (loss) per share attributable to Cimpress plc (2)	18,447	450,089
_____________________
(1) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three months ended September 30, 2021 and 2020, the weighted average dilutive effect of the warrants was 409,561 and 316,257 shares, respectively.
(2) For the three months ended September 30, 2020, we recognized a net loss in the period and therefore presented the impact of share options, RSUs and warrants as being anti-dilutive.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$232	$—	$232	$—
Cross-currency swap contracts	760	—	760	—
Currency forward contracts	8,447	—	8,447	—
Currency option contracts	1,982	—	1,982	—
Total assets recorded at fair value	$11,421	$—	$11,421	$—

Liabilities
Interest rate swap contracts	$(21,937)	$—	$(21,937)	$—
Cross-currency swap contracts	(6,741)	—	(6,741)	—
Currency forward contracts	(10,303)	—	(10,303)	—
Currency option contracts	(1,150)	—	(1,150)	—
Total liabilities recorded at fair value	$(40,131)	$—	$(40,131)	$—

	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$1,679	$—	$1,679	$—
Total assets recorded at fair value	$1,679	$—	$1,679	$—

Liabilities
Interest rate swap contracts	$(25,193)	$—	$(25,193)	$—
Cross-currency swap contracts	(9,914)	—	(9,914)	—
Currency forward contracts	(19,651)	—	(19,651)	—
Currency option contracts	(3,080)	—	(3,080)	—
Total liabilities recorded at fair value	$(57,838)	$—	$(57,838)	$—
During the three months ended September 30, 2021 and year ended June 30, 2021, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2021 and June 30, 2021, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of September 30, 2021 and June 30, 2021, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,751,534 and $1,764,856, respectively, and the fair value was $1,803,480 and $1,887,952, respectively. Our debt at September 30, 2021 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of September 30, 2021 and June 30, 2021 our held-to-maturity marketable securities were held at an amortized cost of $192,428 and $202,961, respectively, while the fair value was $192,309 and $202,786, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of September 30, 2021, we estimate that $10,399 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2022. As of September 30, 2021, we had fifteen outstanding interest rate swap contracts indexed to USD LIBOR, three of which were not highly effective and therefore not designated for hedge accounting. These hedges have varying start dates and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2021	$500,000
Contracts with a future start date	430,000
Total	$930,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of September 30, 2021, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net, as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30, 2021, we estimate that $2,722 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2022.

Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of September 30, 2021, we had four currency forward contracts designated as net investment hedges with a total notional amount of $118,203, maturing during various dates through April 2023. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2021 and 2020, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2021, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$557,175	September 2019 through September 2021	Various dates through October 2024	701	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2021 and June 30, 2021. Our derivative asset and liability balances will fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$232	$—	$232	Other liabilities	$(20,827)	$267	$(20,560)
Cross-currency swaps	Other assets	760	—	760	Other liabilities	(6,741)	—	(6,741)
Derivatives in net investment hedging relationships
Currency forward contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(7,886)	—	(7,886)
Total derivatives designated as hedging instruments		$992	$—	$992		$(35,454)	$267	$(35,187)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(1,377)	$—	$(1,377)
Currency forward contracts	Other current assets / other assets	11,498	(3,051)	8,447	Other current liabilities / other liabilities	(3,260)	843	(2,417)
Currency option contracts	Other current assets / other assets	2,170	(188)	1,982	Other current liabilities / other liabilities	(1,265)	115	(1,150)
Total derivatives not designated as hedging instruments		$13,668	$(3,239)	$10,429		$(5,902)	$958	$(4,944)

	June 30, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(23,527)	$176	$(23,351)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(9,914)	—	(9,914)
Derivatives in Net Investment Hedging Relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(11,379)	—	(11,379)
Total derivatives designated as hedging instruments		$—	$—	$—		$(44,820)	$176	$(44,644)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(1,842)	$—	$(1,842)
Currency forward contracts	Other current assets / other assets	1,796	(117)	1,679	Other current liabilities / other liabilities	(11,510)	3,238	(8,272)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(3,315)	235	(3,080)
Total derivatives not designated as hedging instruments		$1,796	$(117)	$1,679		$(16,667)	$3,473	$(13,194)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive (loss) income for the three months ended September 30, 2021 and 2020:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive Income
	Three Months Ended September 30,
	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$519	$411
Cross-currency swaps	(2,444)	3,425
Derivatives in net investment hedging relationships
Currency forward contracts	3,492	(17,538)
Total	$1,567	$(13,702)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2021 and 2020:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$2,497	$2,622	Interest expense, net
Cross-currency swaps	3,987	(4,767)	Other income (expense), net
Total before income tax	6,484	(2,145)	Income (loss) before income taxes
Income tax	(938)	74	Income tax expense
Total	$5,546	$(2,071)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2021 and 2020 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net Income (Loss)		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2021	2020
Currency contracts	$12,863	$(13,468)	Other income (expense), net
Interest rate swaps	464	(27)	Other income (expense), net
Total	$13,327	$(13,495)

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $938 for the three months ended September 30, 2021:

	Gains (losses) on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2021	$(23,831)	$(1,735)	$(53,434)	$(79,000)
Other comprehensive income (loss) before reclassifications	(1,925)	—	(8,353)	(10,278)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	5,546	—	—	5,546
Net current period other comprehensive income (loss)	3,621	—	(8,353)	(4,732)
Balance as of September 30, 2021	$(20,210)	$(1,735)	$(61,787)	$(83,732)
________________________
(1) Gains (losses) on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2021 and June 30, 2021, the translation adjustment is inclusive of the effects of our net investment hedges, of which unrealized gains of $3,492 and $1,457, respectively, net of tax, have been included in accumulated other comprehensive loss.
6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2021 and June 30, 2021 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2021	$225,147	$137,307	$164,220	$200,305	$726,979
Adjustments	172	—	—	—	172
Effect of currency translation adjustments (1)	(1,599)	(3,452)	(4,130)	—	(9,181)
Balance as of September 30, 2021	$223,720	$133,855	$160,090	$200,305	$717,970
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2021	June 30, 2021
Compensation costs	$69,184	$73,861
Income and indirect taxes	47,089	46,074
Advertising costs (1)	25,538	35,093
Interest payable (2)	13,002	2,399
Shipping costs (3)	12,949	9,401
Production costs	6,237	6,881
Sales returns	6,332	5,636
Professional fees	3,753	4,210
Purchases of property, plant and equipment	3,748	1,110
Other	73,329	62,848
Total accrued expenses	$261,161	$247,513
________________________
(1) Advertising cost accruals decreased from June 30, 2021 to September 30, 2021 due to a reduction in upper-funnel advertising costs within our Vista reportable segment as well as payments made during the current fiscal quarter.
(2) Accrued interest increased from June 30, 2021 to September 30, 2021 as payments of our senior unsecured notes are due semi-annually on June 15th and December 15th each year. Refer to Note 8 for additional details.
(3) Shipping cost accruals increased from June 30, 2021 to September 30, 2021 primarily due to delayed invoicing from one of our larger shipping vendors that resulted in an increase in accruals and decrease to accounts payable.

Other current liabilities included the following:

	September 30, 2021	June 30, 2021
Current portion of finance lease obligations	$31,454	$32,314
Short-term derivative liabilities	12,193	20,530
Other	51,794	50,671
Total other current liabilities	$95,441	$103,515
Other liabilities included the following:

	September 30, 2021	June 30, 2021
Long-term finance lease obligations	$17,214	$18,528
Long-term derivative liabilities	32,403	41,074
Other	38,662	36,808
Total other liabilities	$88,279	$96,410

8. Debt

	September 30, 2021	June 30, 2021
7.0% Senior notes due 2026	$600,000	$600,000
Senior secured credit facility	1,140,187	1,152,021
Other	11,347	12,835
Debt issuance costs and debt premiums (discounts)	(21,850)	(22,450)
Total debt outstanding, net	1,729,684	1,742,406
Less: short-term debt (1)	11,373	9,895
Long-term debt	$1,718,311	$1,732,511
_____________________
(1) Balances as of September 30, 2021 and June 30, 2021 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,475 and $3,435, respectively.
Our Debt
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2021, we were in compliance with all covenants under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
Senior Secured Credit Facility
On May 17, 2021, we entered into a Restated Credit Agreement consisting of the following:
•A senior secured Term Loan B with a maturity date of May 17, 2028 (the “Term Loan B”), consisting of:
◦a $795,000 tranche that bears interest at LIBOR (with a LIBOR floor of 0.50%) plus 3.50%, and
◦a €300,000 tranche that bears interest at EURIBOR (with a EURIBOR floor of 0%) plus 3.50%; and
•A $250,000 senior secured revolving credit facility with a maturity date of May 17, 2026 (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at LIBOR (with a LIBOR floor of 0%) plus 2.50% to 3.00% depending on the Company’s First Lien Leverage Ratio, a net leverage calculation, as defined in the Restated Credit Agreement.

The Restated Credit Agreement contains covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries, including, but not limited to, the incurrence of additional indebtedness and liens; certain fundamental organizational changes; asset sales; certain intercompany activities; and certain investments and restricted payments, including purchases of the Company’s ordinary shares and payment of dividends. In addition, if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio calculated as of the last day of such quarter does not exceed 3.25 to 1.00. As of September 30, 2021, we were in compliance with all covenants under our Restated Credit Agreement.
As of September 30, 2021, we have borrowings under the Restated Credit Agreement of $1,140,187 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of September 30, 2021.
As of September 30, 2021, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 4.67%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of September 30, 2021.

Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. At any time on or after June 15, 2021, we may redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of September 30, 2021, we have not redeemed any of the 2026 Notes.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2021 and June 30, 2021, we had $11,347 and $12,835, respectively, outstanding for those obligations that are payable through January 2026.
9. Income Taxes
Our income tax expense was $9,381 and $6,794 for the three months ended September 30, 2021 and 2020, respectively. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2022 as compared to fiscal 2021 primarily due to a less favorable mix of earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

As of September 30, 2021 we had unrecognized tax benefits of $15,400, including accrued interest and penalties of $1,049. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $1,169 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $300 to $350 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2014 through 2021 remain open for examination by the IRS and the years 2015 through 2021 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

10. Noncontrolling Interest
For some of our subsidiaries, we own a controlling equity stake, and a third party or key member of the business' management team owns a minority portion of the equity. The balance sheet and operating activity of these entities are included in our consolidated financial statements, and we adjust the net income in our consolidated statement of operations to exclude the noncontrolling interests' proportionate share of results. We present the proportionate share of equity attributable to the redeemable noncontrolling interests as temporary equity within our consolidated balance sheet and the proportionate share of noncontrolling interests not subject to a redemption provision that is outside of our control as equity. We recognize redeemable noncontrolling interests at fair value on the sale or acquisition date and adjust to the redemption value on a periodic basis with the offset to retained earnings in the consolidated balance sheet. If the formulaic redemption value exceeds the fair value of the noncontrolling interest, then the accretion to redemption value is offset to the net income attributable to noncontrolling interest in our consolidated statement of operations.

Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest have exercise windows for 90% of their minority equity interest to Cimpress in each quarter ending in December, with the first window occurring in fiscal year 2022. If the put options are exercised, then Cimpress may redeem the remaining 10% minority equity interest concurrently with the put option exercise or on the first, second, or third anniversary of the put option exercise. Cimpress has call options for the full amount of the minority equity interest with the first exercise window occurring during the second quarter of fiscal year 2027.
During the three months ended September 30, 2021, the redemption value of a PrintBrothers business increased above the carrying value due to strong financial performance during the first quarter of the current fiscal year as well as the lapping of a period more severely impacted by the pandemic, resulting in an adjustment to the redeemable noncontrolling interest of $7,592, which was recognized as an adjustment to retained earnings since the redemption value remains below the estimated fair value.
All Other Businesses
On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of BuildASign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. As of September 30, 2021, the redemption value of the noncontrolling equity interest was less than the carrying value, and therefore no adjustment was required.

On April 23, 2021, we acquired 81% of the outstanding equity interests of a US-based company that provides production expertise and sells into a growing product category. The remaining 19% is considered a redeemable noncontrolling equity interest as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $4,370. As of September 30, 2021, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2021	$71,120
Accretion to redemption value recognized in retained earnings (1)	7,592
Net income attributable to noncontrolling interest	1,738
Foreign currency translation	(857)
Balance as of September 30, 2021	$79,593
_________________
(1) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the estimated redemption amount being greater than carrying value but less than fair value. Refer above for additional details.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of September 30, 2021, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, and Vista Corporate Solutions, which together represent a full-service design, digital and print solution, elevating small businesses’ presence in physical and digital spaces and empowering them to achieve success.
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

	Three Months Ended September 30,
	2021	2020
Revenue:
Vista	$349,480	$329,291
PrintBrothers	125,357	100,112
The Print Group	72,820	66,437
National Pen	69,264	67,649
All Other Businesses	47,871	43,478
Total segment revenue	664,792	606,967
Inter-segment eliminations (1)	(7,193)	(20,467)
Total consolidated revenue	$657,599	$586,500
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment. The decrease of inter-segment eliminations is the result of significant cross-business transactions in the first quarter of fiscal 2021 associated with the fulfillment of masks in response to the pandemic. Demand for this product was far lower in the current quarter.

	Three Months Ended September 30, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$244,449	$—	$—	$41,038	$41,308	$326,795
Europe	71,533	125,128	71,155	20,851	—	288,667
Other	32,796	—	—	3,533	5,808	42,137
Inter-segment	702	229	1,665	3,842	755	7,193
Total segment revenue	349,480	125,357	72,820	69,264	47,871	664,792
Less: inter-segment elimination	(702)	(229)	(1,665)	(3,842)	(755)	(7,193)
Total external revenue	$348,778	$125,128	$71,155	$65,422	$47,116	$657,599

	Three Months Ended September 30, 2020
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$232,095	$—	$—	$30,321	$38,944	$301,360
Europe	77,248	99,941	60,378	20,604	—	258,171
Other	19,526	—	—	3,648	3,795	26,969
Inter-segment	422	171	6,059	13,076	739	20,467
Total segment revenue	329,291	100,112	66,437	67,649	43,478	606,967
Less: inter-segment elimination	(422)	(171)	(6,059)	(13,076)	(739)	(20,467)
Total external revenue	$328,869	$99,941	$60,378	$54,573	$42,739	$586,500

The following table includes segment EBITDA by reportable segment, total income from operations and total income (loss) before income taxes:

	Three Months Ended September 30,
	2021	2020
Segment EBITDA:
Vista	$68,039	$90,157
PrintBrothers	16,283	9,715
The Print Group	14,389	12,183
National Pen	(8,048)	(10,671)
All Other Businesses	4,891	8,609
Total segment EBITDA	95,554	109,993
Central and corporate costs	(35,272)	(31,020)
Depreciation and amortization	(44,432)	(42,290)
Certain impairments and other adjustments	780	(783)
Restructuring-related charges	309	86
Total income from operations	16,939	35,986
Other income (expense), net	22,197	(8,754)
Interest expense, net	(25,688)	(30,516)
Income (loss) before income taxes	$13,448	$(3,284)

	Three Months Ended September 30,
	2021	2020
Depreciation and amortization:
Vista	$16,403	$13,587
PrintBrothers	5,234	5,462
The Print Group	6,584	6,581
National Pen	5,908	6,067
All Other Businesses	5,042	5,868
Central and corporate costs	5,261	4,725
Total depreciation and amortization	$44,432	$42,290

	Three Months Ended September 30,
	2021	2020
Purchases of property, plant and equipment:
Vista	$2,478	$1,934
PrintBrothers	1,512	925
The Print Group	1,428	2,887
National Pen	1,188	1,452
All Other Businesses	1,515	954
Central and corporate costs	503	231
Total purchases of property, plant and equipment	$8,624	$8,383

	Three Months Ended September 30,
	2021	2020
Capitalization of software and website development costs:
Vista	$7,572	$6,987
PrintBrothers	232	406
The Print Group	426	230
National Pen	678	714
All Other Businesses	1,184	1,061
Central and corporate costs	5,547	5,406
Total capitalization of software and website development costs	$15,639	$14,804
The following table sets forth long-lived assets by geographic area:

	September 30, 2021	June 30, 2021
Long-lived assets (1):
United States	$104,990	$107,868
Netherlands	75,345	75,996
Canada	63,029	60,779
Switzerland	69,738	68,880
Italy	45,029	47,776
France	24,333	25,417
Jamaica	20,139	20,550
Australia	20,101	21,298
Japan	14,512	14,891
Other	95,652	96,063
Total	$532,868	$539,518
___________________
(1) Excludes goodwill of $717,970 and $726,979, intangible assets, net of $171,944 and $186,744, deferred tax assets of $146,431 and $149,618, and marketable securities, non-current of $40,400 and $50,713 as of September 30, 2021 and June 30, 2021, respectively.
12. Commitments and Contingencies
Purchase Obligations
At September 30, 2021, we had unrecorded commitments under contract of $250,458, including third-party web services of $100,652, inventory and third-party fulfillment purchase commitments of $55,731, software of $52,957, advertising of $10,078, production and computer equipment purchases of $10,047, professional and consulting fees of $7,958, and other unrecorded purchase commitments of $13,035.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $44,852 as of September 30, 2021, of which $44,423 relates to the 99designs acquisition and is payable in February 2022.
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

13. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three months ended September 30, 2021 we recognized a benefit to restructuring expense of $309 due to changes in prior period estimates within The Print Group reportable segment.

The following table summarizes the restructuring activity during the three months ended September 30, 2021. All activity was related to employee termination benefits.

Accrued restructuring liability
Balance as of June 30, 2021	$402
Restructuring charges	(309)
Non-cash charges	11
Balance as of September 30, 2021	$104

14. Subsequent Events

On October 1, 2021, Cimpress acquired Depositphotos Inc. for $84,782, subject to a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. $75,669 of the purchase price was paid at closing and the remainder is payable on October 1, 2022, subject to any necessary adjustments. Cimpress used its available cash balance to fund the transaction. Depositphotos is a marketplace for high-quality, royalty-free images, videos, vectors, illustrations, and music. Its subsidiary, Crello, is an online graphic design platform where anyone can create visuals for social media and websites. These businesses will be managed within our Vista reportable segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues, our expectations with respect to our business and demand for our products post-pandemic, the anticipated impacts of global supply chain disruptions on our business, our expectations for the brand evolution of Vista, the anticipated effects of our investments in our business including the hiring of talented personnel, sufficiency of our liquidity position, legal proceedings, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic and the timing and pace of economic recovery; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in this Report and the other documents that we periodically file with the SEC.

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
As of September 30, 2021, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Our Vistaprint business and reportable segment has introduced a new parent brand "Vista", which reflects our ongoing transformation into the expert design and marketing partner for small businesses around the world. This new parent brand encompasses VistaPrint, 99designs by Vista and VistaCreate. This move should help open customers' minds to allow us to serve a broader set of their needs across a wide range of products and solutions that includes design, social media and web presence as well as print. No changes were made to our internal organizational and reporting structure as a result of this rebranding, but we will refer to this reportable segment as "Vista" from here forward and throughout this document.
COVID-19
The pandemic continues to drive some volatility, but its overall impact on Cimpress has lessened as compared to the first quarter of fiscal year 2021. Customer demand trends are nearing pre-pandemic levels and gross profit, including the relatively small impact of acquisitions, has increased above the pre-pandemic first quarter of fiscal year 2020. Before considering increased growth investment, particularly in Vista, the combination of recovering gross profit and cost savings from actions taken during the pandemic drove increased adjusted EBITDA compared to the pre-pandemic period.
Supply chain delays are a developing facet of pandemic impacts which has created both challenges and opportunities for Cimpress businesses. Each of our reportable segments has seen material cost increases of product substrates like paper, production materials like aluminum plates, freight and shipping charges and a more competitive labor market. Our scale-based shared strategic capabilities and supplier relationships provide competitive advantage for our businesses to weather these challenges. Through data capabilities, our businesses are regularly testing new pricing approaches, and in every business there has been some form of pricing increases that are mostly offsetting the increased costs.
We continue to hire talent and make investments in technology, data, new product introduction, customer experience improvements, and branding that are designed to build on our competitive advantages and drive sustainable growth in our businesses as we come out of the pandemic. We continue to maintain flexibility in our cost structure, while at the same time increasing investment in areas we believe will generate high return on investment.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. A summary of these key financial metrics for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 follows:
First Quarter Fiscal Year 2022
•Revenue increased by 12% to $657.6 million.
•Constant-currency revenue (a non-GAAP financial measure) increased by 11% and by 9% when excluding acquisitions completed in the last four quarters.

•Operating income decreased by $19.0 million to $16.9 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $20.9 million to $67.6 million.
•Diluted net income (loss) per share attributable to Cimpress plc increased to income per share in the first quarter of fiscal 2022 of $0.09 from a loss per share of $0.39 in the comparative period.
•Cash provided by operating activities decreased by $69.1 million to $36.6 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $70.2 million to $12.3 million.
For the first quarter of fiscal year 2022, the increase in reported revenue is primarily due to the recovery of demand, as the impact of the pandemic on our businesses has lessened, as well as the benefit from the addition of 99designs revenue, which was acquired on October 1, 2020, and is included in our Vista business. We continue to experience strong demand for newer fast-growing product categories, while the impacts of the pandemic continue to have a negative effect for certain marketing material products. Demand recovery in our Upload and Print businesses lagged behind our other businesses in prior quarters but reported strong revenue growth this quarter. Currency exchange fluctuations had a positive effect during the current quarter.
For the three months ended September 30, 2021, operating income decreased by $19.0 million, primarily due to increased investments and discretionary costs as we compare against a period that had strict cost control measures in place when the pandemic had a more severe impact on our businesses, as well as increased advertising, primarily in our Vista business. These increased costs include higher compensation costs as we have hired additional team members to support key initiatives, mainly in Vista and our central technology team, while the timing of our annual merit cycle contributed to increased compensation costs. The increase in advertising spend includes a return of performance-based advertising to more normalized levels, as well as a smaller increase in upper-funnel advertising spend in Vista. These cost increases coupled with a reduction in government wage incentives have more than offset the profit increase driven by higher revenue.
Adjusted EBITDA decreased year over year, primarily for the same reasons operating income decreased. Adjusted EBITDA excludes restructuring charges and share-based compensation expense, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was unfavorable by approximately $4.0 million.
Diluted net income (loss) per share attributable to Cimpress plc increased to income per share of $0.09 during the three months ended September 30, 2021 from a loss per share of $0.39 during the three months ended September 30, 2020. The increase is primarily due to currency exchange rate volatility that resulted in positive year-over-year unrealized currency impacts, as well as decreased interest expense due to our debt refinancing during the fourth quarter of fiscal 2021.
Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized manufactured products. We also generate revenue, to a much lesser extent (and primarily in our Vista business), from digital services, graphic design services, website design and hosting, and email marketing services, as well as a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.

Total revenue and revenue growth by reportable segment for the three months ended September 30, 2021 and 2020 are shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$349,480	$329,291	6%	(1)%	5%	(3)%	2%
PrintBrothers	125,357	100,112	25%	(1)%	24%	—%	24%
The Print Group	72,820	66,437	10%	(2)%	8%	—%	8%
National Pen	69,264	67,649	2%	—%	2%	—%	2%
All Other Businesses	47,871	43,478	10%	—%	10%	(5)%	5%
Inter-segment eliminations	(7,193)	(20,467)
Total revenue	$657,599	$586,500	12%	(1)%	11%	(2)%	9%
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

In thousands	Three Months Ended September 30,
	2021	2020
Cost of revenue	$338,989	$298,844
% of revenue	51.5%	51.0%
For the three months ended September 30, 2021, consolidated cost of revenue increased by $40.1 million, primarily due to the addition of cost of revenue from our 99designs business that is included from the acquisition date of October 1, 2020. We also realized increases in demand-dependent cost of goods sold including third-party fulfillment, material, and shipping costs as revenue continues to recover while the prior comparative period was more negatively impacted by the pandemic. During the current quarter, we experienced impacts from global supply chain disruptions that resulted in cost increases of product substrates like paper, production materials like aluminum plates, freight and shipping charges and a more competitive labor market. The overall impact of increased costs, net of pricing and manufacturing efficiency actions, were not material to gross profit during the first quarter of fiscal 2022. We expect these impacts from global supply chain disruptions to continue to cause inflationary pressure, cost volatility, and pockets of product availability challenges for the remainder of the fiscal year and possibly beyond that.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2021	2020
Technology and development expense	$67,277	$58,489
% of revenue	10.2%	10.0%
Marketing and selling expense	$174,697	$138,150
% of revenue	26.6%	23.6%
General and administrative expense	$46,548	$41,812
% of revenue	7.1%	7.1%
Amortization of acquired intangible assets	$13,458	$13,305
% of revenue	2.0%	2.3%
Restructuring expense (1)	$(309)	$(86)
% of revenue	0.0%	0.0%
_____________________
(1) Refer to Note 13 in our accompanying consolidated financial statements for additional details relating to restructuring expense.
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
Technology and development expenses increased by $8.8 million for the three months ended September 30, 2021, as compared to the prior comparative period. This increase is primarily driven by higher compensation costs due to increased investment from hiring and the timing of our annual merit cycle, mainly in the Vista business and our central technology group. We also realized other cost increases in discretionary spend as tighter cost control measures were in place during the prior comparative period when the effects of the pandemic were more severe.
Marketing and selling expense
Marketing and selling expense consists primarily of advertising and promotional costs; payroll and related expenses for our employees engaged in marketing, sales, customer support and public relations activities; direct-mail advertising costs; and third-party payment processing fees. Our Vista, National Pen and BuildASign businesses have higher marketing and selling costs as a percentage of revenue as compared to our PrintBrothers and The Print Group businesses due to differences in the customers that they serve.
For the three months ended September 30, 2021, marketing and selling expenses increased by $36.5 million, as compared to the prior fiscal quarter. The increase from the prior comparative period is primarily due to the increase of advertising and marketing spend in our Vista business of $27.9 million. The increase was driven primarily by self-imposed restrictions on advertising spend during the prior comparative period, whereas the current quarter reflects more normalized spend levels with increased payback thresholds, as well as an increase in upper-funnel brand spend. In addition, many of our other businesses have increased advertising spend in line with demand, including our National Pen business which has increased direct mail volumes ahead of their seasonally significant second quarter.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.

For the three months ended September 30, 2021, general and administrative expenses increased by $4.7 million, as compared to the prior-year period, primarily due to the lack of temporary cost-control measures from the year-ago period that drove a year-over-year increase in corporate costs, as well as increases to expense associated with our long-term incentive program.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended September 30,
	2021	2020
Gains (losses) on derivatives not designated as hedging instruments	$13,327	$(13,495)
Currency-related gains, net	9,350	4,075
Other (losses) gains	(480)	666
Total other income (expense), net	$22,197	$(8,754)
The increase in other income (expense), net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We also recognize the impact from de-designated interest swap contracts that are no longer highly effective, which resulted in unrealized losses during the current period. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
We experienced currency-related gains due to currency exchange rate volatility on our non-functional currency intercompany relationships, which we may alter from time to time. The impact of certain cross-currency swap contracts designated as cash flow hedges is included in our currency-related gains, net, offsetting the impact of certain non-functional currency intercompany relationships.
Interest expense, net
Interest expense, net primarily consists of interest paid on outstanding debt balances, amortization of debt issuance costs, debt discounts, interest related to finance lease obligations and realized gains (losses) on effective interest rate swap contracts and certain cross-currency swap contracts.
Interest expense, net decreased by $4.8 million during the three months ended September 30, 2021, as compared to the prior year quarter. This is primarily due to our Term Loan B refinancing during the fourth quarter of fiscal 2021 that resulted in a reduction to our weighted-average interest rate on our outstanding borrowings.
Income tax expense

In thousands	Three Months Ended September 30,
	2021	2020
Income tax expense	$9,381	$6,794
Effective tax rate	69.8%	(206.9)%

Income tax expense for the three months ended September 30, 2021 increased as compared to the prior period due to increased pre-tax profits and a less favorable mix of earnings year over year.

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
Vista

In thousands	Three Months Ended September 30,
	2021	2020	2021 vs. 2020
Reported Revenue	$349,480	$329,291	6%
Segment EBITDA	68,039	90,157	(25)%
% of revenue	19%	27%
Segment Revenue
Vista's reported revenue growth for the three months ended September 30, 2021 was positively affected by a currency impact of 1%. When excluding the benefit from the recent acquisition of 99designs, Vista's organic constant-currency revenue growth was 2%. Vista's growth was driven by product categories such as packaging, labels, signage and promotional products, partially offset by other small business product categories that continue to experience lingering pandemic impacts. In addition, revenue related to face masks has declined significantly as the effects of the pandemic have declined, contributing only 1% of Vista's revenue in the current quarter as compared to 11% in the prior comparative period. Results in North America and Australia continue to perform closer to pre-pandemic levels than in Europe.
Segment Profitability
For the three months ended September 30, 2021, segment EBITDA declined $22.1 million largely driven by increased organic investments that support Vista's multi-year transformation journey to become the expert design and marketing partner to the world's small businesses. Vista's advertising spend also increased, driven in part by expanded performance advertising spend payback thresholds, which were more constrained during the prior-year period when the effects of the pandemic were more severe. Upper-funnel advertising increased slightly year-over-year to 1% of Vista revenue. Operating expenses also grew year over year due to the addition of 99designs, which is not included in the comparative period due to the timing of the acquisition. These increases to spend were partially offset by growth in gross profit year-over-year.
PrintBrothers

In thousands	Three Months Ended September 30,
	2021	2020	2021 vs. 2020
Reported Revenue	$125,357	$100,112	25%
Segment EBITDA	16,283	9,715	68%
% of revenue	13%	10%
Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2021 was positively affected by a currency impact of 1%, resulting in a constant-currency revenue growth of 24%. This increase is driven by signs of overall economic recovery for our businesses in many of our European geographies and leveraging new products introduced in recent years. We also benefited from the timing of elections in Germany, which drove sales of signage products, flyers and brochures.

Segment Profitability
The increase in PrintBrothers' segment EBITDA during the three months ended September 30, 2021, as compared to the prior period, was driven by increases in gross profit due to the constant-currency revenue growth described above, continued introductions of new products and improved efficiencies.
The Print Group

In thousands	Three Months Ended September 30,
	2021	2020	2021 vs. 2020
Reported Revenue	$72,820	$66,437	10%
Segment EBITDA	14,389	12,183	18%
% of revenue	20%	18%
Segment Revenue
The Print Group's reported revenue for the three months ended September 30, 2021 was positively affected by a currency impact of 2%, resulting in an increase in revenue on a constant-currency basis of 8% due to signs of overall economic recovery in many of the European countries in which we compete and leveraging new products introduced in recent years. During the quarter we benefited from the timing of elections in Italy, which drove demand for signage products, flyers and brochures.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three months ended September 30, 2021, as compared to the prior year, was primarily driven by the revenue growth described above. In addition, The Print Group continues to benefit from the introduction of new products with higher margins, as well as improved efficiencies as the group better leverages its combined capabilities.
National Pen

In thousands	Three Months Ended September 30,
	2021	2020	2021 vs. 2020
Reported Revenue	$69,264	$67,649	2%
Segment EBITDA	(8,048)	(10,671)	(25)%
% of revenue	(12)%	(16)%
Segment Revenue
National Pen's reported and constant-currency revenue growth was 2% as compared to the prior comparative period. The business has seen improvements in results due to businesses reopening and a return of in-person events in some markets, largely offset by a decline in revenue from pandemic-related products including masks produced on behalf of other Cimpress businesses. Mask revenue, including the portion produced on behalf of other Cimpress businesses, decreased as a percentage of total National Pen revenue from 20% in the prior comparative period to 6% in the current quarter.
Segment Profitability
The increase in National Pen's segment EBITDA for the three months ended September 30, 2021 was due in part to the revenue increase described above, as well as improvements in gross profit driven by a normalized mix of products and decline in lower-margin pandemic-related products. National Pen's segment EBITDA was also benefited by lower operating expense from permanent cost reductions made since the onset of the pandemic.

All Other Businesses

In thousands	Three Months Ended September 30,
	2021	2020	2021 vs. 2020
Reported Revenue	$47,871	$43,478	10%
Segment EBITDA	4,891	8,609	(43)%
% of revenue	10%	20%
This segment consists of BuildASign, which is a larger and profitable business, and two early-stage businesses that we continue to manage at a relatively modest operating loss as previously described and planned. We expect fluctuations in growth as each of their business models evolve in function of customer feedback, testing, and entrepreneurial pivoting.
Segment Revenue
All Other Businesses' constant-currency revenue, excluding the impact of acquisitions, increased by 5% during the three months ended September 30, 2021. This increase was driven by recovery of demand for both our Printi business in Brazil and signage products offered by BuildASign. Organic constant-currency revenue growth was lower sequentially in this reportable segment as we lapped the increased demand for home decor products in the comparable prior year period.
Segment Profitability
The decrease in segment EBITDA for the three months ended September 30, 2021 was due to a combination of factors including that in the year-ago period BuildASign had pulled back on advertising and other operating expenses, the cost of performance advertising has increased from its pandemic low point last year, and inflation on input costs including shipping, materials and labor put pressure on profits this quarter.
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
Central and corporate costs increased by $4.3 million during the three months ended September 30, 2021, as compared to the prior year, due to the lack of temporary cost-control measures from the year-ago period which drove a year-over-year increase in corporate costs and investments in our mass customization platform, and an uplift in demand drove higher central operating costs year over year.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$36,567	$105,681
Net cash used in investing activities	(13,181)	(21,084)
Net cash used in financing activities	(10,351)	(91,979)

The cash flows during the three months ended September 30, 2021 related primarily to the following items:
Cash inflows:
•Net income of $4.1 million
•Adjustments for non-cash items of $28.4 million primarily related to positive adjustments for depreciation and amortization of $44.4 million and share-based compensation costs of $11.0 million, which were partially offset by negative adjustments for unrealized currency-related gains of $25.4 million and deferred taxes of $1.1 million
•Proceeds from the maturity of held-to-maturity securities of $10.0 million
•Proceeds from the sale of assets of $1.7 million
•Total net working capital impacts of $4.1 million were a source of cash. Accounts payable and accrued expense inflows were partially offset by inventory, accounts receivable and other asset outflows
Cash outflows:
•Internal and external costs of $15.6 million for software and website development that we have capitalized
•Capital expenditures of $8.6 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Payments for debt of $4.1 million
•Payment of withholding taxes in connection with share awards of $2.6 million
•Payments for finance lease arrangements of $2.5 million
•Financing fees of $1.1 million from our fourth quarter fiscal year 2021 credit facility amendment that we have capitalized
Additional Liquidity and Capital Resources Information. At September 30, 2021, we had $193.2 million of cash and cash equivalents, $192.4 million of marketable securities and $1,751.5 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three months ended September 30, 2021, we financed our operations and strategic investments through internally generated cash flows from operations and debt financing. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
As of September 30, 2021, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $44.6 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Debt. As of September 30, 2021, we have borrowings under our amended and restated senior secured credit agreement dated as of May 17, 2021 (the "Restated Credit Agreement") of $1,140.2 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million revolver under our Restated Credit Agreement has $244.0 million unused as of September 30, 2021. There are no drawn amounts on the revolver, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants.
Senior Unsecured Notes. Our $600.0 million of 7.0% Senior Notes due 2026 bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year.

Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of September 30, 2021, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. Other debt primarily consists of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2021, we had $11.3 million outstanding for other debt payable through January 2026.
Contractual Obligations
Contractual obligations at September 30, 2021 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$96,401	$30,074	$43,593	$16,852	$5,882
Purchase commitments	250,458	138,118	83,639	28,701	—
Senior unsecured notes and interest payments	810,000	42,000	84,000	684,000	—
Senior secured credit facility and interest payments (2)	1,470,201	65,624	124,757	118,654	1,161,166
Other debt	11,347	3,414	5,478	2,045	410
Finance leases, net of subleases (1)	56,901	29,694	7,778	5,472	13,957
Other	44,852	44,852	—	—	—
Total (3)	$2,740,160	$353,776	$349,245	$855,724	$1,181,415
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.2 million as of September 30, 2021 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.0 million in the aggregate.
Purchase Commitments. At September 30, 2021, we had unrecorded commitments under contract of $250.5 million. Purchase commitments consisted of third-party web services of $100.7 million, software of $53.0 million, inventory and third-party fulfillment purchase commitments of $55.7 million, advertising of $10.1 million, commitments for professional and consulting fees of $8.0 million, production and computer equipment purchases of $10.0 million and other unrecorded purchase commitments of $13.0 million.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Senior Secured Credit Facility and Interest Payments. At September 30, 2021, the Term Loan B of $1,140.2 million outstanding under our Restated Credit Agreement had repayments due on various dates through May 17, 2028, and we did not have any amounts drawn under our Revolving Credit Facility due on May 17, 2026. Interest payable included in this table is based on the interest rate as of September 30, 2021, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.

Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2021, we had $11.3 million outstanding for those obligations that have repayments due on various dates through January 2026.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2034. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2021 is $33.7 million, net of accumulated depreciation of $38.6 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2021 amounts to $48.7 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $44.9 million in the aggregate. This balance includes the deferred payment related to the 99designs acquisition totaling $44.4 million.
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

The table below sets forth operating income and adjusted EBITDA for the three months ended September 30, 2021 and 2020:

In thousands	Three Months Ended September 30,
	2021	2020
GAAP operating income	$16,939	$35,986
Exclude expense (benefit) impact of:
Depreciation and amortization	44,432	42,290
Share-based compensation expense	11,006	8,283
Certain impairments and other adjustments (1)	(780)	783
Restructuring-related charges	(309)	(86)
Realized (losses) gains on currency derivatives not included in operating income (2)	(3,672)	1,217
Adjusted EBITDA	$67,616	$88,473
_________________
(1) Certain impairments and other adjustments includes gains or losses on disposal of property, plant and equipment, net of cash received, as well as routine impairments of capitalized software.
(2) These realized (losses) gains include only the impacts of currency derivatives for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2021 and 2020:

In thousands	Three Months Ended September 30,
	2021	2020
Net cash provided by operating activities (1)	$36,567	$105,681
Purchases of property, plant and equipment	(8,624)	(8,383)
Capitalization of software and website development costs	(15,639)	(14,804)
Adjusted free cash flow	$12,304	$82,494
_________________
(1) The decrease of net cash provided by operating activities was driven by the decrease in operating income as described earlier in this section, as well as unfavorable year-over-year impacts from changes in working capital due to significant cash preservation measures in place during the prior comparative period.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2021, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2021, we had $1,140 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2021, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in a $4.0 million impact to interest expense over the next 12 months.
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
In addition, we elect to execute currency derivatives contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other income (expense), net, on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income (expense), net, whereas the offsetting economic gains and losses are reported in the line item of the underlying activity, for example, revenue.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $0.9 million and $9.5 million, on our income (loss) before income taxes for the years ended three months ended September 30, 2021 and 2020, respectively.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 1 of Part I, “Financial Statements - Note 12 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Report.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors we disclosed in our Form 10-K for the fiscal year ended June 30, 2021.
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101	The following materials from this Annual Report on Form 10-Q, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 28, 2021                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)
.