Form 10-Q
period 2021-12-31
CIMPRESS plc
filed 2022-01-27
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of January 24, 2022, there were 26,101,248 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Six Months Ended December 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$231,159	$183,023
Marketable securities	147,199	152,248
Accounts receivable, net of allowances of $7,055 and $9,404, respectively	61,537	50,679
Inventory	96,656	70,044
Prepaid expenses and other current assets	94,000	72,504
Total current assets	630,551	528,498
Property, plant and equipment, net	301,909	328,679
Operating lease assets, net	82,413	87,626
Software and website development costs, net	90,431	87,690
Deferred tax assets	138,805	149,618
Goodwill	783,159	726,979
Intangible assets, net	180,960	186,744
Marketable securities, non-current	27,693	50,713
Other assets	39,456	35,951
Total assets	$2,275,377	$2,182,498
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$271,430	$199,831
Accrued expenses	260,930	247,513
Deferred revenue	57,521	50,868
Short-term debt	11,217	9,895
Operating lease liabilities, current	28,522	26,551
Other current liabilities	75,599	103,515
Total current liabilities	705,219	638,173
Deferred tax liabilities	23,161	27,433
Long-term debt	1,707,052	1,732,511
Operating lease liabilities, non-current	59,444	66,222
Other liabilities	78,522	96,410
Total liabilities	2,573,398	2,560,749
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	84,783	71,120
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,100,345 and 26,035,910 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, issued and outstanding	28	28
Treasury shares, at cost, 17,980,282 and 18,044,717 shares, respectively	(1,364,336)	(1,368,595)
Additional paid-in capital	476,002	459,904
Retained earnings	562,214	530,159
Accumulated other comprehensive loss	(57,327)	(71,482)
Total shareholders' deficit	(382,804)	(449,371)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,275,377	$2,182,498

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue	$849,716	$780,904	$1,507,315	$1,367,404
Cost of revenue (1)	423,937	380,738	762,926	679,582
Technology and development expense (1)	70,267	65,036	137,544	123,525
Marketing and selling expense (1)	208,616	182,322	383,313	320,472
General and administrative expense (1)	46,726	42,979	93,274	84,791
Amortization of acquired intangible assets	13,882	13,453	27,340	26,758
Restructuring expense	307	2,182	(2)	2,096
Income from operations	85,981	94,194	102,920	130,180
Other income (expense), net	12,839	(17,198)	26,009	(25,952)
Interest expense, net	(25,369)	(30,141)	(51,057)	(60,657)
Income before income taxes	73,451	46,855	77,872	43,571
Income tax expense	17,298	12,954	26,679	19,748
Net income	56,153	33,901	51,193	23,823
Add: Net (income) attributable to noncontrolling interest	(1,364)	(1,614)	(3,102)	(2,291)
Net income attributable to Cimpress plc	$54,789	$32,287	$48,091	$21,532
Basic net income per share attributable to Cimpress plc	$2.10	$1.24	$1.84	$0.83
Diluted net income per share attributable to Cimpress plc	$2.08	$1.22	$1.82	$0.82
Weighted average shares outstanding — basic	26,096,786	26,003,649	26,084,518	25,974,823
Weighted average shares outstanding — diluted	26,402,703	26,384,460	26,493,258	26,390,273
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$127	$34	$243	$134
Technology and development expense	3,355	1,215	6,258	3,406
Marketing and selling expense	2,798	754	5,475	2,439
General and administrative expense	6,225	3,240	11,535	7,547

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$56,153	$33,901	$51,193	$23,823
Other comprehensive income, net of tax:
Foreign currency translation gains, net of hedges	3,542	13,946	3,359	14,763
Net unrealized (losses) gains on derivative instruments designated and qualifying as cash flow hedges	(2,498)	3,802	(4,423)	7,638
Amounts reclassified from accumulated other comprehensive loss to net income on derivative instruments	7,768	(3,226)	13,314	(5,297)
Gain (loss) on pension benefit obligation, net	444	—	444	(336)
Comprehensive income	65,409	48,423	63,887	40,591
Add: Comprehensive income attributable to noncontrolling interests	(760)	(2,877)	(1,641)	(4,980)
Total comprehensive income attributable to Cimpress plc	$64,649	$45,546	$62,246	$35,611
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$530,159	$(71,482)	$(449,371)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	54	3,516	(6,095)	—	—	(2,579)
Share-based compensation expense	—	—	—	—	—	—	11,129	—	—	11,129
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	(6,698)	—	(6,698)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(7,592)	—	(7,592)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	3,621	3,621
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	674	674
Balance at September 30, 2021	44,080	$615	25	$28	(17,991)	$(1,365,079)	$464,938	$515,869	$(67,187)	$(450,816)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	11	743	(1,062)	—	—	(319)
Share-based compensation expense	—	—	—	—	—	—	12,398	—	—	12,398
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	54,789	—	54,789
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(8,444)	—	(8,444)
Purchase of noncontrolling interest	—	—	—	—	—	—	(272)	—	—	(272)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	5,270	5,270
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	4,146	4,146
Unrealized gain on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2021	44,080	$615	25	$28	(17,980)	$(1,364,336)	$476,002	$562,214	$(57,327)	$(382,804)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended December 31,
	2021	2020
Operating activities
Net income	$51,193	$23,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,746	85,887
Share-based compensation expense	23,511	13,526
Deferred taxes	3,977	2,681
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net income	(23,020)	32,545
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(6,302)	(3,132)
Other non-cash items	(1,699)	4,829
Changes in operating assets and liabilities:
Accounts receivable	(13,102)	(14,259)
Inventory	(23,327)	510
Prepaid expenses and other assets	(9,969)	78
Accounts payable	69,318	60,800
Accrued expenses and other liabilities	19,585	48,880
Net cash provided by operating activities	179,911	256,168
Investing activities
Purchases of property, plant and equipment	(26,539)	(16,790)
Business acquisitions, net of cash acquired	(68,946)	(36,395)
Capitalization of software and website development costs	(32,134)	(26,445)
Proceeds from the sale of assets	25,835	3,372
Proceeds from maturity of held-to-maturity investments	27,000	—
Payments for settlement of derivatives designated as hedging instruments	(1,880)	—
Other investing activities	(617)	(419)
Net cash used in investing activities	(77,281)	(76,677)
Financing activities
Proceeds from borrowings of debt	—	301,000
Payments of debt	(7,671)	(472,469)
Payments of debt issuance costs	(1,435)	(1,051)
Payments of purchase consideration included in acquisition-date fair value	—	(648)
Payments of withholding taxes in connection with equity awards	(2,898)	(5,592)
Payments of finance lease obligations	(33,107)	(3,275)
Purchase of noncontrolling interests	(324)	(5,063)
Distribution to noncontrolling interest	(3,963)	(4,599)
Other financing activities	41	(57)
Net cash used in financing activities	(49,357)	(191,754)
Effect of exchange rate changes on cash	(5,137)	4,125
Net increase (decrease) in cash and cash equivalents	48,136	(8,138)
Cash and cash equivalents at beginning of period	183,023	45,021
Cash and cash equivalents at end of period	$231,159	$36,883

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$49,687	$58,299
Income taxes	15,825	4,991
Non-cash investing and financing activities
Property and equipment acquired under finance leases	3,596	150
Amounts accrued related to property, plant and equipment	9,818	7,990
Amounts accrued related to capitalized software development costs	475	2,719
Amounts accrued related to business acquisitions	52,677	45,369
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
In October 2021 our Vistaprint business and reportable segment began evolving its brand architecture to "Vista". Brands like "VistaPrint", "VistaCreate", "99designs by Vista", and "Vista Corporate Solutions" now operate within the "Vista" architecture. This move should help open customers' minds to allow us to serve a broader set of their needs across a wide range of products and solutions that includes design, social media and web presence as well as print. No changes were made to our internal organizational or reporting structure as a result of this rebranding, but we we now refer to this reportable segment as "Vista".
2. Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Cimpress plc, its wholly owned subsidiaries, entities in which we maintain a controlling financial interest, and those entities in which we have a variable interest and are the primary beneficiary. Intercompany balances and transactions have been eliminated. Investments in entities in which we cannot exercise significant influence, and for which the related equity securities do not have a readily determinable fair value, are included in other assets on the consolidated balance sheets; otherwise the investments are recognized by applying equity method accounting. Our equity method investments are included in other assets on the consolidated balance sheets.
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

Revision of Prior Period Financial Statements
Foreign Currency Gains Associated with Intercompany Loan Hedge
During the quarter ended December 31, 2021, we identified an error related to the recognition of foreign currency gains that were included in other income (expense), net within our consolidated statements of operations, associated with a net investment hedge. In May 2021, we designated a €300,000 intercompany loan as a net investment hedge to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in one of our consolidated subsidiaries that has the Euro as its functional currency. As this hedging instrument was designated as a net investment hedge, all foreign currency gains and losses should be recognized in accumulated other comprehensive loss as part of currency translation adjustment. For the year ended June 30, 2021 and three months ended September 30, 2021, we incorrectly recognized $7,518 and $9,027, respectively, of gains in other income (expense), net. This error overstated other income (expense), net; income (loss) before income taxes; and net income for both periods but did not have an impact on cash provided by operating activities, since it is a non-cash currency item. Included below are the revisions made for each period presented.

Consolidated Balance Sheets	As of September 30, 2021
	Reported	Adjustments	Revised
Accumulated other comprehensive loss	$(83,732)	$16,545	$(67,187)
Retained earnings	532,414	(16,545)	515,869

	As of June 30, 2021
	Reported	Adjustments	Revised
Accumulated other comprehensive loss	$(79,000)	$7,518	$(71,482)
Retained earnings	537,677	(7,518)	530,159

Consolidated Statements of Operations	Three months ended September 30, 2021
	Reported	Adjustments	Revised
Other income (expense), net	$22,197	$(9,027)	$13,170
Income (loss) before income taxes	13,448	(9,027)	4,421
Net income (loss)	4,067	(9,027)	(4,960)
Net income (loss) attributable to Cimpress plc	2,329	(9,027)	(6,698)
Net income (loss) per share attributable to Cimpress plc:
Basic	$0.09	$(0.35)	$(0.26)
Diluted	$0.09	$(0.35)	$(0.26)

Consolidated Statements of Comprehensive Loss	Three months ended September 30, 2021
	Reported	Adjustments	Revised
Net income (loss)	$4,067	$(9,027)	$(4,960)
Foreign currency translation losses, net of hedges	(9,210)	9,027	(183)

Consolidated Statements of Shareholders' Deficit	Three months ended September 30, 2021
	Reported	Adjustments	Revised
Net income (loss) attributable to Cimpress plc	$2,329	$(9,027)	$(6,698)
Foreign currency translation, net of hedges	(8,353)	9,027	674

Consolidated Statements of Cash Flows	Three months ended September 30, 2021
	Reported	Adjustments	Revised
Net income (loss)	$4,067	$(9,027)	$(4,960)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(8,853)	9,027	174

Consolidated Statements of Operations	Year ended June 30, 2021
	Reported	Adjustments	Revised
Other income (expense), net	$(11,835)	$(7,518)	$(19,353)
Loss before income taxes	(56,036)	(7,518)	(63,554)
Net loss	(74,939)	(7,518)	(82,457)
Net loss attributable to Cimpress plc	(77,711)	(7,518)	(85,229)
Net loss per share attributable to Cimpress plc:
Basic	$(2.99)	$(0.29)	$(3.28)
Diluted	$(2.99)	$(0.29)	$(3.28)

Consolidated Statements of Comprehensive (Loss) Income	Year ended June 30, 2021
	Reported	Adjustments	Revised
Net loss	$(74,939)	$(7,518)	$(82,457)
Foreign currency translation losses, net of hedges	5,397	7,518	12,915

Consolidated Statements of Shareholders' Equity (Deficit)	Year ended June 30, 2021
	Reported	Adjustments	Revised
Net loss attributable to Cimpress plc	$(77,711)	$(7,518)	$(85,229)
Foreign currency translation, net of hedges	3,765	7,518	11,283

Consolidated Statements of Cash Flows	Year ended June 30, 2021
	Reported	Adjustments	Revised
Net loss	$(74,939)	$(7,518)	$(82,457)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(7,278)	7,518	240

Presentation of Revenue and Cost of Revenue
During the first quarter of fiscal 2022, we identified an immaterial error related to the presentation of revenue for one-to-one design service arrangements that overstated revenue and cost of revenue for the period from October 1, 2020 through June 30, 2021. On October 1, 2020 we acquired the 99designs business, which is presented as part of our Vista reportable segment, and after acquisition we recognized revenue on a gross basis as if we were the principal to the transactions. During the first quarter of fiscal 2022, we reconsidered the guidance of ASC 606-10-55-39 and confirmed we are the principal for contest arrangements; however, the one-to-one design service portion of 99designs revenue is governed by different terms and conditions. We evaluated whether we have control over these services before the design is transferred to the customer, as we leverage a network of third-party designers to fulfill this offering. The pricing and fulfillment responsibility aspects of the one-to-one design arrangements led us to conclude we are an agent to these specific transactions.
The revision for the three and six months ended December 31, 2020 is summarized in the table below.

Consolidated Statements of Operations	Three months ended December 30, 2020
	Reported	Adjustments	Revised
Revenue	$786,145	$(5,241)	$780,904
Cost of revenue	385,979	(5,241)	380,738

	Six months ended December 31, 2020
	Reported	Adjustments	Revised
Revenue	$1,372,645	$(5,241)	$1,367,404
Cost of revenue	684,823	(5,241)	679,582

The impact of this revision will result in a decrease to revenue and cost of revenue for the third quarter of fiscal 2021 of $5,489 and for fiscal year 2021 of $16,552.
Management assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin (“SAB” No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250") and ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements) and concluded that these misstatements were not material to any prior annual or interim periods.
Purchase and Sale of Leased Facility
During the current quarter, we paid $27,885 to exercise the purchase option available for one of our leased facilities, resulting in a $23,534 decrease in the current portion of our finance lease obligations. We immediately sold this facility to a separate third party for $23,226. Due to an impairment charge recognized during the third quarter of fiscal 2021 that resulted from triggering events that assumed a less advantageous sublease scenario than the current-quarter sale, we recognized a $3,324 gain on the sale of the asset within general and administrative expense on our consolidated statement of operations during the three and six months ended December 31, 2021.
For the six months ended December 31, 2021, our consolidated statement of cash flows includes a $3,324 noncash adjustment within cash provided by operating activities to eliminate the gain described above, a $23,226 cash inflow for the sale of the facility presented as an investing activity, and a $27,885 cash outflow for the exercise of the purchase option presented as a financing activity.
Marketable Securities
We hold certain investments that are classified as held-to-maturity (HTM) as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S. Treasury securities-specifically U.S. Treasury bills, notes, and bonds, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We generally invest in securities with a maturity of two years or less. As the investments are classified as held-to-maturity they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three and six months ended December 31, 2021, and we held no marketable securities during the prior comparative periods.
The following is a summary of the net carrying amount, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of December 31, 2021 and June 30, 2021.

	December 31, 2021
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$47,490	$(12)	$47,478
Corporate debt securities	99,709	(102)	99,607
Total due within one year or less	147,199	(114)	147,085
Due between one and two years:
Corporate debt securities	27,693	(126)	27,567
Total held-to-maturity securities	$174,892	$(240)	$174,652

	June 30, 2021
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$74,463	$(28)	$74,435
Corporate debt securities	77,785	(57)	77,728
Total due within one year or less	152,248	(85)	152,163
Due after one year through two years:
Corporate debt securities	50,713	(90)	50,623
Total held-to-maturity securities	$202,961	$(175)	$202,786
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Gains (losses) on derivatives not designated as hedging instruments (1)	$6,481	$(19,020)	$19,808	$(32,515)
Currency-related gains, net (2)(3)	5,551	1,809	5,874	5,884
Other gains	807	13	327	679
Total other income (expense), net	$12,839	$(17,198)	$26,009	$(25,952)
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related gains, net are primarily driven by this intercompany activity for the periods presented. In addition, we have certain cross-currency swaps designated as cash flow hedges which hedge the remeasurement of certain intercompany loans; both are presented in the same component above. Unrealized gains related to cross-currency swaps were $3,067 and $6,356 during the three and six months ended December 31, 2021, respectively, while there were unrealized losses of $6,085 and $11,522 during the three and six months ended December 31, 2020, respectively.
(3) During the second quarter of fiscal year 2022, we identified an immaterial error and revised our previously reported results to reduce the gains presented above by $9,027 for the six months ended December 31, 2021. Refer to the "Revision of Prior Period Financial Statements" section above for additional details.
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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Weighted average shares outstanding, basic	26,096,786	26,003,649	26,084,518	25,974,823
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)	305,917	380,811	408,740	415,450
Shares used in computing diluted net income per share attributable to Cimpress plc	26,402,703	26,384,460	26,493,258	26,390,273
Weighted average anti-dilutive shares excluded from diluted net income per share attributable to Cimpress plc	567,220	3,129	292,834	1,565
___________________

(1) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and six months ended December 31, 2021, the weighted average dilutive effect of the warrants was 281,884 and 345,722 shares, respectively, as compared to 318,191 and 317,224 shares for the three and six months ended December 31, 2020, respectively.
Recently Issued or Adopted Accounting Pronouncements
Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update No. 2021-08 "Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-08), which provides authoritative guidance for the accounting of acquired contract assets and liabilities when an acquired company has applied ASC 606 - Revenue from Contracts with Customers. We early adopted the standard in the current quarter, which allowed us to record the deferred revenue contract liability as it relates to our acquisition of Depositphotos at carrying value. Refer to Note 7 for additional information relating to our Depositphotos acquisition. The impact of this adoption did not have a material effect on our consolidated financial statements.
In July 2021, the FASB issued Accounting Standards Update No. 2021-08 "Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. We early adopted the standard in the current quarter, which provides the option for lessors to classify direct-financing or sales-type leases as operating leases if a loss would have been incurred at lease commencement when considering non-indexed variable lease payments in the classification test. We sublease a small number of equipment assets which are classified as direct-financing leases; the variable lease payments associated with these leases would not have created a loss on day one. Therefore, the impact of this adoption had no effect on our consolidated financial statements.
Issued Accounting Standards to be Adopted
In May 2021, the FASB issued Accounting Standards Update No. 2021-04 "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" (ASU 2021-04), which provides authoritative guidance for the accounting treatment of modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The standard is effective for us on July 1, 2022, and early adoption is permitted. We are assessing the impact on our consolidated financial statements.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cross-currency swap contracts	$1,858	$—	$1,858	$—
Currency forward contracts	11,688	—	11,688	—
Currency option contracts	3,100	—	3,100	—
Total assets recorded at fair value	$16,646	$—	$16,646	$—

Liabilities
Interest rate swap contracts	$(16,541)	$—	$(16,541)	$—
Cross-currency swap contracts	(5,246)	—	(5,246)	—
Currency forward contracts	(3,343)	—	(3,343)	—
Currency option contracts	(1,181)	—	(1,181)	—
Total liabilities recorded at fair value	$(26,311)	$—	$(26,311)	$—

	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$1,679	$—	$1,679	$—
Total assets recorded at fair value	$1,679	$—	$1,679	$—

Liabilities
Interest rate swap contracts	$(25,193)	$—	$(25,193)	$—
Cross-currency swap contracts	(9,914)	—	(9,914)	—
Currency forward contracts	(19,651)	—	(19,651)	—
Currency option contracts	(3,080)	—	(3,080)	—
Total liabilities recorded at fair value	$(57,838)	$—	$(57,838)	$—
During the six months ended December 31, 2021 and year ended June 30, 2021, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of December 31, 2021 and June 30, 2021, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of December 31, 2021 and June 30, 2021, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,739,427 and $1,764,856, respectively, and the fair value was $1,791,255 and $1,767,209, respectively. Our debt at December 31, 2021 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of December 31, 2021 and June 30, 2021 our held-to-maturity marketable securities were held at an amortized cost of $174,892 and $202,961, respectively, while the fair value was $174,652 and $202,786, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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
Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of December 31, 2021, we estimate that $8,027 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending December 31, 2022. As of December 31, 2021, we had fifteen outstanding interest rate swap contracts indexed to USD LIBOR, six of which were not highly effective and therefore not designated for hedge accounting. These hedges have varying start dates and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of December 31, 2021	$500,000
Contracts with a future start date	430,000
Total	$930,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of December 31, 2021, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of December 31, 2021, we estimate that $2,735 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending December 31, 2022.
Other Currency Contracts
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of December 31, 2021, we had four currency forward contracts designated as net investment hedges with a total notional amount of $122,041, maturing during various dates through October 2026. We entered into these contracts to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and six months ended December 31, 2021 and 2020, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of December 31, 2021, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$428,387	March 2020 through December 2021	Various dates through October 2024	683	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of December 31, 2021 and June 30, 2021. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	December 31, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$—	$—	$—	Other current liabilities / other liabilities	$(11,574)	$—	$(11,574)
Cross-currency swaps	Other assets	1,858	—	1,858	Other liabilities	(5,246)	—	(5,246)
Derivatives in net investment hedging relationships
Currency forward contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(3,654)	569	(3,084)
Total derivatives designated as hedging instruments		$1,858	$—	$1,858		$(20,474)	$569	$(19,904)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(5,156)	$189	$(4,967)
Currency forward contracts	Other current assets / other assets	13,581	(1,893)	11,688	Other current liabilities / other liabilities	(1,126)	867	(259)
Currency option contracts	Other current assets / other assets	3,280	(180)	3,100	Other liabilities	(1,264)	83	(1,181)
Total derivatives not designated as hedging instruments		$16,861	$(2,073)	$14,788		$(7,546)	$1,139	$(6,407)

	June 30, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(23,527)	$176	$(23,351)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(9,914)	—	(9,914)
Derivatives in Net Investment Hedging Relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(11,379)	—	(11,379)
Total derivatives designated as hedging instruments		$—	$—	$—		$(44,820)	$176	$(44,644)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(1,842)	$—	$(1,842)
Currency forward contracts	Other current assets / other assets	1,796	(117)	1,679	Other current liabilities / other liabilities	(11,510)	3,238	(8,272)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(3,315)	235	(3,080)
Total derivatives not designated as hedging instruments		$1,796	$(117)	$1,679		$(16,667)	$3,473	$(13,194)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and six months ended December 31, 2021 and 2020:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive Income
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$5,021	$731	$5,540	$1,142
Cross-currency swaps	(7,519)	3,071	(9,963)	6,496
Derivatives in net investment hedging relationships
Currency forward contracts	2,922	(7,294)	6,414	(24,832)
Total	$424	$(3,492)	$1,991	$(17,194)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and six months ended December 31, 2021 and 2020:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$2,973	$2,001	$5,470	$4,623	Interest expense, net
Cross-currency swaps	3,821	(5,525)	7,808	(10,292)	Other income (expense), net
Total before income tax	6,794	(3,524)	13,278	(5,669)	Income before income taxes
Income tax	974	298	36	372	Income tax expense
Total	$7,768	$(3,226)	$13,314	$(5,297)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and six months ended December 31, 2021 and 2020 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net Income				Affected line item in the Statement of Operations
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Currency contracts	$7,161	$(19,496)	$20,024	$(32,964)	Other income (expense), net
Interest rate swaps	(680)	476	(216)	449	Other income (expense), net
Total	$6,481	$(19,020)	$19,808	$(32,515)

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $1,189, for the six months ended December 31, 2021:

	(Losses) gains on cash flow hedges (1)	(Losses) gains on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2021	$(23,831)	$(1,735)	$(45,916)	$(71,482)
Other comprehensive income (loss) before reclassifications (3)	(4,423)	444	4,820	841
Amounts reclassified from accumulated other comprehensive loss to net income	13,314	—	—	13,314
Net current period other comprehensive income (loss)	8,891	444	4,820	14,155
Balance as of December 31, 2021	$(14,940)	$(1,291)	$(41,096)	$(57,327)
________________________
(1) (Losses) gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of December 31, 2021 and June 30, 2021, the translation adjustment is inclusive of the effects of our net investment hedges, of which unrealized gains of $7,871 and $1,457, respectively, net of tax, have been included in accumulated other comprehensive loss.
(3) During the second quarter of fiscal year 2022, we identified an immaterial error and revised our previously reported results to increase the translation adjustments, net of hedges presented above by $9,027 for the six months ended December 31, 2021. Refer to Note 2 for additional details.
6. Goodwill
The carrying amount of goodwill by reportable segment as of December 31, 2021 and June 30, 2021 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2021	$225,147	$137,307	$164,220	$200,305	$726,979
Acquisitions (1)	72,942	—	—	—	72,942
Adjustments (2)	(821)	—	—	—	(821)
Effect of currency translation adjustments (3)	(1,286)	(6,497)	(7,982)	(175)	(15,940)
Balance as of December 31, 2021	$295,982	$130,810	$156,238	$200,130	$783,159
________________________
(1) On October 1, 2021, we acquired Depositphotos Inc., which is included in our Vista reportable segment. Refer to Note 7 for additional details.
(2) We recognized an immaterial balance sheet adjustment related to our 99design acquisition during the six months ended December 31, 2021, which was offset against goodwill.
(3) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Business Combinations

Acquisition of Depositphotos Inc.

On October 1, 2021, we acquired Depositphotos Inc. and its subsidiaries ("Depositphotos"), a global creative platform for digital design. We acquired all outstanding shares of the company for a purchase price of $84,900, which includes a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $76,119 in cash at closing, and the remaining purchase consideration, including the post-closing adjustment but net of any indemnifiable losses recoverable against the deferred amount, will be paid in two separate deferred payments. The first, and smaller, payment will be made in January 2022 and the second, and majority, of the deferred payment is due in October 2022.

The acquisition is managed within our Vista business and includes VistaCreate (formerly Crello), a rapidly growing leader in do-it-yourself (DIY) digital design. The acquisition also includes their separately branded Depositphotos business, a platform for creators that includes images, videos and music that are developed by a large group of content contributors. We expect synergies to provide significant benefits to our Vista business as this represents another integral step toward providing a compelling, full-spectrum design offering to our customers, and also provides another vehicle for the acquisition of new customers, to whom we plan to cross-sell our other products and services.

The table below details the consideration transferred to acquire Depositphotos:

Cash consideration (paid at closing)	$76,119
Deferred payment	8,781
Total purchase price	$84,900

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vista reporting unit and none of the goodwill balance is deductible for tax purposes. Additionally, we identified and valued Depositphotos intangible assets, which include their trade name, customer relationships, owned content and developed technology.

Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing our valuation analysis, including certain valuation assumptions and tax matters. The final determination may result in changes in the fair value of certain assets and liabilities as compared to our preliminary estimates, which are expected to be finalized prior to the end of fiscal year 2022.

The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$7,173	n/a
Accounts receivable, net	329	n/a
Prepaid expenses and other current assets	448	n/a
Property, plant and equipment, net	611	n/a
Operating lease assets, net	383	n/a
Other assets	324	n/a
Accounts payable	(843)	n/a
Accrued expenses	(5,009)	n/a
Deferred revenue	(10,999)	n/a
Operating lease liabilities, current	(152)	n/a
Deferred tax liabilities	(4,176)	n/a
Operating lease liabilities, non-current	(231)	n/a
Identifiable intangible assets:
Customer relationships	11,600	4 years
Trade name	2,500	10 years
Developed technology	2,300	2 years
Owned content	7,700	10 years
Goodwill	72,942	n/a
Total purchase price	$84,900	n/a

Depositphotos has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of Depositphotos included in our consolidated financial statements for the three and six months ended December 31, 2021 are not material, and therefore no proforma financial information is presented. We used our cash on hand to fund the acquisition. In connection with the acquisition, we incurred $387 and $887 in general and administrative expenses, as part of our central and corporate costs during the three and six months ended December 31, 2021, respectively, primarily related to legal, financial, and other professional services.

8. Other Balance Sheet Components
Accrued expenses included the following:

	December 31, 2021	June 30, 2021
Compensation costs	$67,558	$73,861
Income and indirect taxes (1)	58,186	46,074
Advertising costs	33,701	35,093
Shipping costs (1)	10,294	9,401
Production costs (1)	8,160	6,881
Sales returns (1)	6,840	5,636
Purchases of property, plant and equipment	3,333	1,110
Professional fees	2,837	4,210
Interest payable	2,495	2,399
Other	67,526	62,848
Total accrued expenses	$260,930	$247,513
________________________
(1) The increase in income and indirect taxes, shipping and production costs, and sales returns is due to increased sales volumes during our peak holiday season in the second quarter of our fiscal year.

Other current liabilities included the following:

	December 31, 2021	June 30, 2021
Current portion of finance lease obligations (1)	$7,556	$32,314
Short-term derivative liabilities	6,674	20,530
Other (2)	61,369	50,671
Total other current liabilities	$75,599	$103,515
________________________
(1) The decrease in the current portion of our finance lease obligations is primarily due to the exercise of a purchase option for a previously leased facility that decreased our finance lease liability by $23,534. We immediately sold this facility to a third party and recognized a $3,324 gain on the sale of the asset during the three and six months ended December 31, 2021. Refer to Note 2 for additional details.
(2) Other current liabilities increased as $8,781 of the purchase price to acquire Depositphotos was deferred with payments due in January and October 2022. Refer to Note 7 for details. This also includes a deferred payment of $43,691 associated with our prior year acquisition of 99designs that is payable in February 2022.
Other liabilities included the following:

	December 31, 2021	June 30, 2021
Long-term finance lease obligations	$16,649	$18,528
Long-term derivative liabilities	23,420	41,074
Other	38,453	36,808
Total other liabilities	$78,522	$96,410

9. Debt

	December 31, 2021	June 30, 2021
7.0% Senior notes due 2026	$600,000	$600,000
Senior secured credit facility	1,128,999	1,152,021
Other	10,428	12,835
Debt issuance costs and debt premiums (discounts)	(21,158)	(22,450)
Total debt outstanding, net	1,718,269	1,742,406
Less: short-term debt (1)	11,217	9,895
Long-term debt	$1,707,052	$1,732,511
_____________________
(1) Balances as of December 31, 2021 and June 30, 2021 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,498 and $3,435, respectively.
Our various debt arrangements described below contain customary representations, warranties and events of default. As of December 31, 2021, we were in compliance with all covenants under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
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

The Restated Credit Agreement contains covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries, including, but not limited to, the incurrence of additional indebtedness and liens; certain fundamental organizational changes; asset sales; certain intercompany activities; and certain investments and restricted payments, including purchases of Cimpress plc’s ordinary shares and payment of dividends. In addition, if any loans made under the Revolving Credit Facility are outstanding on the last day of any fiscal quarter, then we are subject to a financial maintenance covenant that the First Lien Leverage Ratio calculated as of the last day of such quarter does not exceed 3.25 to 1.00.
As of December 31, 2021, we have borrowings under the Restated Credit Agreement of $1,128,999 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of December 31, 2021.
As of December 31, 2021, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 4.68%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of December 31, 2021.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of December 31, 2021, we have not redeemed any of the 2026 Notes.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2021 and June 30, 2021, we had $10,428 and $12,835, respectively, outstanding for those obligations that are payable through January 2026.
10. Income Taxes
Our income tax expense was $17,298 and $26,679 for the three and six months ended December 31, 2021, respectively, as compared to $12,954 and $19,748 for the three and six months ended December 31, 2020, respectively. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2022 as compared to fiscal 2021 primarily due to a less favorable mix of earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

As of December 31, 2021 we had unrecognized tax benefits of $15,139, including accrued interest and penalties of $1,174. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,896 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $300 to $350 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2015 through 2021 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2021 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

11. Noncontrolling Interest
For some of our subsidiaries, we own a controlling equity stake, and a third party or key member of the business' management team owns a minority portion of the equity.
Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest have annual exercise windows for 90% of their minority equity interest to Cimpress in each quarter ending in December. The first window occurred in the current quarter and no options were exercised. If the put options are exercised, then Cimpress may redeem the remaining 10% minority equity interest concurrently with the put option exercise or on the first, second, or third anniversary of the put option exercise. Cimpress has call options for the full amount of the minority equity interest with the first exercise window occurring during the second quarter of fiscal year 2027.
During the six months ended December 31, 2021, the redemption value of a PrintBrothers business increased above the carrying value due to strong financial performance during the first half of the current fiscal year as well as the lapping of a period where performance was more severely impacted by the pandemic. The increased redemption value resulted in an adjustment to the redeemable noncontrolling interest of $16,037, with the offsetting amount recognized within retained earnings since the redemption value remains below the estimated fair value.
All Other Businesses
On October 1, 2018, we acquired approximately 99% of the outstanding equity interests of BuildASign LLC. The remaining 1% is considered a redeemable noncontrolling equity interest, as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. As of December 31, 2021, the redemption value of the noncontrolling equity interest was less than the carrying value, and therefore no adjustment was required.

On April 23, 2021, we acquired 81% of the outstanding equity interests of a U.S.-based company that provides production expertise and sells into a growing product category. The remaining 19% is considered a redeemable noncontrolling equity interest as it is redeemable for cash based on future financial results through put and call rights and not solely within our control. On the acquisition date, we recognized the redeemable noncontrolling interest at fair value of $4,370. As of December 31, 2021, the redemption value was less than the carrying value, and therefore no adjustment was required.

The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2021	$71,120
Accretion to redemption value recognized in retained earnings (1)	16,037
Net income attributable to noncontrolling interest	3,102
Distribution to noncontrolling interest (2)	(3,963)
Purchase of noncontrolling interest	(52)
Foreign currency translation	(1,461)
Balance as of December 31, 2021	$84,783
_________________
(1) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the estimated redemption amount being greater than carrying value but less than fair value. Refer above for additional details.
(2) During the three months ended December 31, 2021, we made a required annual distribution to the noncontrolling interest holders of a PrintBrothers business. The distribution is determined based on forecasted performance and will be adjusted for actual results upon exercise of the related put or call options described above.
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of December 31, 2021, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, and Vista Corporate Solutions, which together represent a full-service design, digital and print solution, elevating small businesses’ presence in physical and digital spaces and empowering them to achieve success. This segment also includes our recently acquired Depositphotos business, whose subsidiary, Crello, was rebranded to VistaCreate during the current quarter.
•PrintBrothers - Includes the results of our druck.at, Printdeal, and WIRmachenDRUCK businesses.
•The Print Group - Includes the results of our Easyflyer, Exaprint, Pixartprinting, and Tradeprint businesses.
•National Pen - Includes the global operations of our National Pen business, which manufactures and markets custom writing instruments and promotional products, apparel and gifts.
•All Other Businesses - Includes a collection of businesses grouped together based on materiality. In addition to BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment consists of two smaller businesses that we continue to manage at a relatively modest operating loss and a recently acquired company that provides production expertise and sells into a growing product category.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Vista (1)	$448,114	$431,076	$797,594	$760,367
PrintBrothers	137,694	121,806	263,051	221,918
The Print Group	90,130	76,204	162,950	142,641
National Pen	124,717	114,692	193,981	182,341
All Other Businesses	57,719	55,365	105,590	98,843
Total segment revenue	858,374	799,143	1,523,166	1,406,110
Inter-segment eliminations (2)	(8,658)	(18,239)	(15,851)	(38,706)
Total consolidated revenue	$849,716	$780,904	$1,507,315	$1,367,404
_____________________
(1) During the first quarter of fiscal year 2022, we identified an immaterial error and revised our previously reported results to decrease Vista segment revenue by $5,241 for the three and six months ended December 31, 2020. Refer to Note 2 for additional details.

(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment. The decrease of inter-segment eliminations is the result of significant cross-business transactions during the three and six months ended December 31, 2021 associated with the fulfillment of masks in response to the pandemic. Demand for this product was far lower in the current periods.

	Three Months Ended December 31, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$289,615	$—	$—	$57,976	$51,035	$398,626
Europe	117,627	137,173	87,596	53,797	—	396,193
Other	39,767	—	—	9,229	5,901	54,897
Inter-segment	1,105	521	2,534	3,715	783	8,658
Total segment revenue	448,114	137,694	90,130	124,717	57,719	858,374
Less: inter-segment elimination	(1,105)	(521)	(2,534)	(3,715)	(783)	(8,658)
Total external revenue	$447,009	$137,173	$87,596	$121,002	$56,936	$849,716

	Six Months Ended December 31, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$534,064	$—	$—	$99,014	$92,343	$725,421
Europe	189,160	262,301	158,751	74,648	—	684,860
Other	72,563	—	—	12,762	11,709	97,034
Inter-segment	1,807	750	4,199	7,557	1,538	15,851
Total segment revenue	797,594	263,051	162,950	193,981	105,590	1,523,166
Less: inter-segment elimination	(1,807)	(750)	(4,199)	(7,557)	(1,538)	(15,851)
Total external revenue	$795,787	$262,301	$158,751	$186,424	$104,052	$1,507,315

	Three Months Ended December 31, 2020
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$268,736	$—	$—	$48,678	$49,662	$367,076
Europe	126,877	121,564	69,343	47,578	—	365,362
Other	34,792	—	—	8,699	4,975	48,466
Inter-segment	671	242	6,861	9,737	728	18,239
Total segment revenue	431,076	121,806	76,204	114,692	55,365	799,143
Less: inter-segment elimination	(671)	(242)	(6,861)	(9,737)	(728)	(18,239)
Total external revenue	$430,405	$121,564	$69,343	$104,955	$54,637	$780,904

	Six Months Ended December 31, 2020
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$500,831	$—	$—	$78,999	$88,606	$668,436
Europe	204,125	221,505	129,721	68,182	—	623,533
Other	54,318	—	—	12,347	8,770	75,435
Inter-segment	1,093	413	12,920	22,813	1,467	38,706
Total segment revenue	760,367	221,918	142,641	182,341	98,843	1,406,110
Less: inter-segment elimination	(1,093)	(413)	(12,920)	(22,813)	(1,467)	(38,706)
Total external revenue	$759,274	$221,505	$129,721	$159,528	$97,376	$1,367,404

The following table includes segment EBITDA by reportable segment, total income from operations and total income before income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Segment EBITDA:
Vista	$92,689	$112,331	$160,728	$202,488
PrintBrothers	18,605	16,457	34,888	26,172
The Print Group	16,358	12,569	30,747	24,752
National Pen	31,599	18,728	23,551	8,057
All Other Businesses	6,264	10,657	11,155	19,266
Total segment EBITDA	165,515	170,742	261,069	280,735
Central and corporate costs	(36,626)	(30,984)	(71,898)	(62,004)
Depreciation and amortization	(45,314)	(43,597)	(89,746)	(85,887)
Certain impairments and other adjustments (1)	2,713	215	3,493	(568)
Restructuring-related charges	(307)	(2,182)	2	(2,096)
Total income from operations	85,981	94,194	102,920	130,180
Other income (expense), net	12,839	(17,198)	26,009	(25,952)
Interest expense, net	(25,369)	(30,141)	(51,057)	(60,657)
Income before income taxes	$73,451	$46,855	$77,872	$43,571
________________________
(1) During the three and six months ended December 31, 2021, we recognized a gain of $3,324 for the sale of a facility within general and administrative expense on our consolidated statement of operations. This gain is excluded from segment EBITDA and is therefore included as a positive adjustment to reconcile total segment EBITDA to income from operations. Refer to Note 2 for additional details about the sale of this facility.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Depreciation and amortization:
Vista	$17,563	$14,952	$33,966	$28,539
PrintBrothers	5,106	5,509	10,340	10,971
The Print Group	6,612	6,641	13,196	13,222
National Pen	6,220	6,255	12,128	12,322
All Other Businesses	4,381	4,391	9,423	10,259
Central and corporate costs	5,432	5,849	10,693	10,574
Total depreciation and amortization	$45,314	$43,597	$89,746	$85,887

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Purchases of property, plant and equipment:
Vista	$7,881	$2,515	$10,359	$4,449
PrintBrothers	1,204	213	2,716	1,138
The Print Group	5,249	3,043	6,677	5,930
National Pen	1,023	1,372	2,211	2,824
All Other Businesses	2,157	1,014	3,672	1,968
Central and corporate costs	401	250	904	481
Total purchases of property, plant and equipment	$17,915	$8,407	$26,539	$16,790

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Capitalization of software and website development costs:
Vista	$8,618	$4,429	$16,190	$11,416
PrintBrothers	236	185	468	591
The Print Group	519	433	945	663
National Pen	1,053	355	1,731	1,069
All Other Businesses	1,083	681	2,267	1,742
Central and corporate costs	4,986	5,558	10,533	10,964
Total capitalization of software and website development costs	$16,495	$11,641	$32,134	$26,445
The following table sets forth long-lived assets by geographic area:

	December 31, 2021	June 30, 2021
Long-lived assets (1):
United States (2)	$91,888	$107,868
Netherlands	73,620	75,996
Canada	63,020	60,779
Switzerland	71,511	68,880
Italy	46,010	47,776
France	24,011	25,417
Jamaica	19,611	20,550
Australia	20,990	21,298
Japan	13,928	14,891
Other	88,657	96,063
Total	$513,246	$539,518
___________________
(1) Excludes goodwill of $783,159 and $726,979, intangible assets, net of $180,960 and $186,744, deferred tax assets of $138,805 and $149,618, and marketable securities, non-current of $27,693 and $50,713 as of December 31, 2021 and June 30, 2021, respectively.
(2) The decrease in long-lived assets located in the United States was largely due to the sale of a facility which had a net book value of $15,860 as of June 30, 2021. Refer to Note 2 for additional details about the sale of the facility.
13. Commitments and Contingencies
Purchase Obligations
At December 31, 2021, we had unrecorded commitments under contract of $306,904, including third-party web services of $97,982, inventory and third-party fulfillment purchase commitments of $31,813, software of $117,424, advertising of $22,868, production and computer equipment purchases of $21,162, professional and consulting fees of $4,581, and other unrecorded purchase commitments of $11,074.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $52,677 as of December 31, 2021, of which $43,691 relates to the 99designs acquisition and is payable in February 2022. The remaining liability includes deferred payments related to our acquisition of Depositphotos which are payable in January and October 2022. Refer to Note 7 for additional details.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the six months ended December 31, 2021, we recognized immaterial adjustments to restructuring expense due to changes in prior period estimates within The Print Group reportable segment.

The following table summarizes the restructuring activity during the six months ended December 31, 2021. All activity was related to employee termination benefits.

Accrued restructuring liability
Balance as of June 30, 2021	$402
Restructuring charges	(2)
Cash payments	(244)
Non-cash charges	11
Balance as of December 31, 2021	$167

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and revenues, the anticipated impacts of global supply chain disruptions on our business, our expectations for the brand evolution of Vista and the anticipated benefits of the Depositphotos acquisition on our Vista business, the anticipated effects of our investments in our business, sufficiency of our liquidity position, legal proceedings, currency volatility, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic and the timing and pace of economic recovery; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected, including possible impacts of the conflict in Ukraine on Depositphotos' operations; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in the documents that we periodically file with the SEC.

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
In October 2021 our Vistaprint business and reportable segment introduced a new parent brand "Vista", reflecting the business' ongoing transformation into the expert design and marketing partner for small businesses around the world. This new parent brand encompasses VistaPrint, 99designs by Vista, VistaCreate, and Vista Corporate Solutions. This move should help open customers' minds to allow us to serve a broader set of their needs across a wide range of products and solutions that includes design, social media and web presence as well as print. No changes were made to our internal organizational and reporting structure as a result of this rebranding, but we will refer to this reportable segment as "Vista" from here forward and throughout this document.
As of December 31, 2021, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
COVID-19
The effects of the pandemic on Cimpress have continued to diminish in terms of its impact on demand, but we continue to experience volatility as COVID-19 variants emerge and government restrictions are put in place. These pandemic effects are more pronounced in product categories that are more dependent on physical interactions, while certain other product categories have also grown as a result of the pandemic.
Our businesses continue to experience supply chain challenges as a facet of pandemic impacts which has created both difficulties and opportunities for Cimpress businesses. Each of our reportable segments has seen material cost increases of product substrates like paper, production materials like aluminum plates, freight and shipping charges and a more competitive labor market. Our scale-based shared strategic capabilities and supplier relationships provide competitive advantage for our businesses to weather these challenges. Through data capabilities, our businesses are regularly testing new pricing approaches, and in most businesses there has been some form of pricing increases that are mostly offsetting the increased costs.
We continue to hire talent and make investments in technology, data, new product introduction, customer experience improvements, and branding that are designed to build on our competitive advantages and drive sustainable growth in our businesses as we come out of the pandemic. We continue to maintain flexibility in our cost structure, while at the same time increasing investment in areas we believe will generate high return.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020 follows:
Second Quarter Fiscal Year 2022
•Revenue increased by 9% to $849.7 million.
•Constant-currency revenue (a non-GAAP financial measure) increased by 11% and by 9% when excluding acquisitions completed in the last four quarters.

•Operating income decreased by $8.2 million to $86.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $1.4 million to $142.1 million.
•Diluted net income per share attributable to Cimpress plc increased to $2.08 from $1.22 in the comparative period.
Year to Date Fiscal Year 2022
•Revenue increased by 10% to $1,507.3 million.
•Constant-currency revenue (a non-GAAP financial measure) increased by 11% and by 9% when excluding acquisitions completed in the last four quarters.
•Operating income decreased by $27.3 million to $102.9 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $22.2 million to $209.7 million.
•Diluted net income per share attributable to Cimpress plc increased to $1.82 from $0.82 in the comparative period.
•Cash provided by operating activities decreased by $76.3 million to $179.9 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $91.7 million to $121.2 million.
For the second quarter of fiscal year 2022, the increase in reported revenue was primarily due to the continued recovery of demand, as the effects of the pandemic have lessened but continue to have an impact. We continue to experience strong demand for newer fast-growing product categories, while the pandemic continued to negatively affect the demand for certain marketing material products. We benefited from the addition of revenue from Depositphotos, which was acquired on October 1, 2021 and is included in our Vista business. Revenue also benefited from pricing changes in many of our businesses, which was one tool we used to mitigate the inflationary cost pressures that have arisen from ongoing supply chain challenges. Revenue for customized face masks was much lower as compared to the prior year as demand for pandemic-related products has diminished. Currency exchange fluctuations also had a negative effect during the current quarter.
For the three months ended December 31, 2021, the decrease in operating income was primarily due to increased investments and discretionary costs as we compare against a period that still had temporary pandemic-driven cost control measures in place. These increased costs include higher compensation costs as we have hired additional team members to support key initiatives, mainly in Vista and our central technology team. Share based compensation expense also increased year over year largely because the comparative period's annual grant cycle was delayed until the third quarter of fiscal year 2021 while the current period's grants occurred during the first quarter of fiscal year 2022. Advertising spend also increased, primarily in our Vista business.
Adjusted EBITDA decreased year over year, primarily for the same reasons operating income decreased. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was insignificant.
Unrealized currency gains caused by exchange rate volatility and decreased interest expense due to our debt refinancing during the fourth quarter of fiscal 2021 resulted in an increase to diluted net income per share attributable to Cimpress plc during the three months ended December 31, 2021.
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

Total revenue and revenue growth by reportable segment for the three and six months ended December 31, 2021 and 2020 are shown in the following table:

In thousands	Three Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$448,114	$431,076	4%	1%	5%	(2)%	3%
PrintBrothers	137,694	121,806	13%	5%	18%	—%	18%
The Print Group	90,130	76,204	18%	5%	23%	—%	23%
National Pen	124,717	114,692	9%	2%	11%	—%	11%
All Other Businesses	57,719	55,365	4%	1%	5%	(5)%	—%
Inter-segment eliminations	(8,658)	(18,239)
Total revenue	$849,716	$780,904	9%	2%	11%	(2)%	9%

In thousands	Six Months Ended December 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$797,594	$760,367	5%	—%	5%	(3)%	2%
PrintBrothers	263,051	221,918	19%	2%	21%	—%	21%
The Print Group	162,950	142,641	14%	2%	16%	—%	16%
National Pen	193,981	182,341	6%	1%	7%	—%	7%
All Other Businesses	105,590	98,843	7%	—%	7%	(5)%	2%
Inter-segment eliminations	(15,851)	(38,706)
Total revenue	$1,507,315	$1,367,404	10%	1%	11%	(2)%	9%
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
(2) Constant-currency revenue growth excluding acquisitions/divestitures, a non-GAAP financial measure, excludes revenue results for businesses in the period in which there is no comparable year-over-year revenue. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results. For example, revenue from 99designs, which we acquired on October 1, 2020 in Q2 2021, is excluded from revenue growth in Q1 of fiscal year 2022 since there are no full quarter results in the comparable period, but revenue is included in revenue growth for Q2 through Q4 of fiscal year 2022. Our reportable segments-related growth is inclusive of inter-segment revenues, which are eliminated in our consolidated results.
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

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$423,937	$380,738	$762,926	$679,582
% of revenue	49.9%	48.8%	50.6%	49.7%

For the three and six months ended December 31, 2021, cost of revenue increased by $43.2 million and $83.3 million, respectively, primarily due to demand-dependent cost of goods sold, including third-party fulfillment, material and shipping costs. During the first half of the fiscal year, we experienced increasing impacts from global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges and a more competitive labor market. The overall impact of increased costs, net of pricing and manufacturing efficiencies, had varying impacts on our businesses during the three and six months ended December 31, 2021. It remains a challenging environment and we expect higher input costs and supply constraints to persist, although we are unable to predict for how long. We will continue to leverage our clear competitive advantages and believe that we are well positioned versus competitors.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Technology and development expense	$70,267	$65,036	8%	$137,544	$123,525	11%
% of revenue	8.3%	8.3%		9.1%	—%
Marketing and selling expense	$208,616	$182,322	14%	$383,313	$320,472	20%
% of revenue	24.6%	23.3%		25.4%	23.4%
General and administrative expense	$46,726	$42,979	9%	$93,274	$84,791	10%
% of revenue	5.5%	5.5%		6.2%	6.2%
Amortization of acquired intangible assets	$13,882	$13,453	3%	$27,340	$26,758	2%
% of revenue	1.6%	1.7%		1.8%	2.0%
Restructuring expense (1)	$307	$2,182	(86)%	$(2)	$2,096	(100)%
% of revenue	0.0%	0.3%		0.0%	0.2%
_____________________
(1) Refer to Note 14 in our accompanying consolidated financial statements for additional details relating to restructuring expense.
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
Technology and development expenses increased by $5.2 million and $14.0 million, respectively, for the three and six months ended December 31, 2021, as compared to the prior comparative periods. This increase is primarily driven by higher compensation costs due to increased investment from hiring and the timing of our annual merit cycle and prior year delay of our share-based compensation grants, mainly in the Vista business and our central technology group. We also realized increases in other operating costs that are driven in part by increases in demand.
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

For the three and six months ended December 31, 2021, marketing and selling expenses increased by $26.3 million and $62.8 million, respectively, as compared to the prior periods. The largest increase in marketing and selling expenses was in our Vista business, which increased by $18.5 million and $46.5 million, respectively. This increase in Vista was primarily driven by increased headcount in areas such as user experience design, brand and data & analytics. Advertising expense also increased for all Cimpress businesses year over year, but to a lesser degree, due to higher demand and more normalized payback thresholds in the current period.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and six months ended December 31, 2021, general and administrative expenses increased by $3.7 million and $8.5 million, respectively, as compared to the prior-year periods, primarily due to the delayed timing of our prior year's share-based compensation grant cycle, mainly in our Vista business and our central teams. The non-recurrence of temporary cost-control measures from the year-ago period also drove a year-over-year increase in corporate costs. These increases were partially offset by a non-cash gain of $3.3 million recognized during the current quarter as a result of our purchase and sale of a previously leased facility. Refer to Note 2 of the accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Gains (losses) on derivatives not designated as hedging instruments	$6,481	$(19,020)	$19,808	$(32,515)
Currency-related gains, net	5,551	1,809	5,874	5,884
Other gains	807	13	327	679
Total other income (expense), net	$12,839	$(17,198)	$26,009	$(25,952)
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
Interest expense, net decreased by $4.8 million and $9.6 million, respectively, during the three and six months ended December 31, 2021, as compared to the prior year periods. This is primarily due to our Term Loan B refinancing during the fourth quarter of fiscal 2021 that resulted in a reduction to our weighted-average interest rate on our outstanding borrowings.
Income tax expense

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Income tax expense	$17,298	$12,954	$26,679	$19,748
Effective tax rate	23.6%	27.6%	34.3%	45.3%

Income tax expense for the three and six months ended December 31, 2021 increased versus the prior comparative periods due to increased pre-tax profits and a less favorable mix of earnings.

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
Vista

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$448,114	$431,076	4%	$797,594	$760,367	5%
Segment EBITDA	92,689	112,331	(17)%	160,728	202,488	(21)%
% of revenue	21%	26%		20%	27%
Segment Revenue
Vista's reported revenue growth for the three months ended December 31, 2021 was negatively affected by a currency impact of 1%, while currency had an insignificant effect on the segment's revenue growth during the six months ended December 31, 2021. When excluding the benefit from the recent acquisition of Depositphotos, Vista's organic constant-currency revenue growth was 3% and 2%, respectively. Vista's revenue growth was driven by product categories such as business cards, signage, marketing materials, and promotional products. Business cards and small format marketing materials revenue improved year over year, but were still below pre-pandemic levels. Growth in these product categories was partially offset by a decline in consumer product sales year over year during the seasonal peak, with Europe lagging other regions. In addition, revenue related to customized face masks represented less than 1% of segment revenue during the current quarter as opposed to 6% in the prior period as the demand for pandemic-related products declined. Vista's results in Europe continue to lag behind North America and Australia when comparing to pre-pandemic levels.

Segment Profitability
For the three and six months ended December 31, 2021, segment EBITDA declined by $19.2 million and $41.2 million, respectively, largely driven by increased operating expenses related to growth investments including hiring of talent, especially in user experience, design, product management, and data & analytics. These organic investments are in support of Vista's multi-year transformation journey to become the expert design and marketing partner to the world's small businesses. Additionally, Vista's advertising expense increased by $6.4 million and $19.3 million, respectively, driven in part by expanded performance advertising payback thresholds, which were more constrained during the prior-year periods when the effects of the pandemic on this segment were more severe. Inflationary input and labor costs were mostly offset by price increases and efficiency gains. The decline in profitability was also affected by government subsidy benefits in the prior comparative periods of $2.4 million and $4.9 million, respectively, which did not recur during the three and six months ended December 31, 2021. Additionally, segment EBITDA was reduced by $3.9 million and $6.0 million for the three and six months ended December 31, 2021, respectively, due to the combined impact of 99designs (acquired on October 1, 2020) and Depositphotos (acquired on October 1, 2021) and related investment.
PrintBrothers

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$137,694	$121,806	13%	$263,051	$221,918	19%
Segment EBITDA	18,605	16,457	13%	34,888	26,172	33%
% of revenue	14%	14%		13%	12%
Segment Revenue
PrintBrothers' reported revenue growth for the three and six months ended December 31, 2021 was negatively affected by a currency impact of 5% and 2%, respectively, resulting in a constant-currency revenue growth of 18% and 21%, respectively. This increase was driven by signs of overall economic recovery for our businesses in many of our European geographies, leveraging new products introduced in recent years, and price increases made to address supply chain challenges. Additionally, the PrintBrothers network and relative size allowed these businesses to address opportunities to meet customer demand when competition could not. We also benefited from the timing of elections in Germany during the first quarter of the current fiscal year, which drove sales of signage products, flyers and brochures.
Segment Profitability
PrintBrothers' segment EBITDA during the three and six months ended December 31, 2021, as compared to the prior periods, increased despite increased input costs, driven by the constant-currency revenue growth described above, the higher margin impact of new products, and improved efficiencies as the businesses in this segment better leverage their combined capabilities.
The Print Group

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$90,130	$76,204	18%	$162,950	$142,641	14%
Segment EBITDA	16,358	12,569	30%	30,747	24,752	24%
% of revenue	18%	16%		19%	17%
Segment Revenue
The Print Group's reported revenue for the three and six months ended December 31, 2021 was negatively affected by a currency impact of 5% and 2%, respectively, resulting in an increase in revenue on a constant-currency basis of 23% and 16%, respectively, due to signs of overall economic recovery in many of the European countries in which we compete and leveraging new products introduced in recent years, as well as pockets of pricing actions taken to mitigate inflationary cost pressures. During the first quarter of the current fiscal year we benefited from the timing of elections in Italy, which drove demand for signage products, flyers and brochures.

Segment Profitability
The increase in The Print Group's segment EBITDA during the three and six months ended December 31, 2021, as compared to the prior periods, was primarily driven by the constant-currency revenue growth described above. In addition, The Print Group continues to benefit from the introduction of new products with higher margins, as well as improved efficiencies as the group better leverages its combined capabilities.
National Pen

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$124,717	$114,692	9%	$193,981	$182,341	6%
Segment EBITDA	31,599	18,728	69%	23,551	8,057	192%
% of revenue	25%	16%		12%	4%
Segment Revenue
For the three and six months ended December 31, 2021, National Pen's revenue growth was negatively affected by currency impacts of 2% and 1%, respectively, resulting in constant-currency revenue growth of 11% and 7%, respectively. National Pen has improved across geographic markets and channels, including web and mail order channels. The business has seen improvements in results due to businesses reopening and a return of in-person events in some markets, despite a decline in revenue from pandemic-related products including masks produced on behalf of other Cimpress businesses. Mask revenue as a percent of segment revenue, including the portion produced on behalf of other Cimpress businesses, decreased from 10% in the prior comparative quarter to 3% this period.
Segment Profitability
The increase in National Pen's segment EBITDA for the three and six months ended December 31, 2021 was due in part to the revenue increase described above, as well as improvements in gross profit driven by a normalized mix of products and decline in lower-margin pandemic-related products. National Pen also made permanent cost reductions during the past year, which benefited segment EBITDA year over year. The increased profitability was also caused by the non-recurrence of the prior period's inventory reserve to reduce the carrying value of disposable masks held in inventory to market prices of $4.4 million and $5.4 million, respectively.

All Other Businesses

In thousands	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Reported Revenue	$57,719	$55,365	4%	$105,590	$98,843	7%
Segment EBITDA	6,264	10,657	(41)%	11,155	19,266	(42)%
% of revenue	11%	19%		11%	19%
This segment consists of BuildASign, which is a larger and profitable business, and two early-stage businesses that we continue to manage at a relatively modest operating loss as previously described and planned. We expect fluctuations in growth as each of their business models evolve in function of customer feedback, testing, and entrepreneurial pivoting.
Segment Revenue
All Other Businesses' constant-currency revenue growth, excluding the impact of acquisitions, was flat during the three months ended December 31, 2021 as we lapped last year's high-demand period for home decor products in the BuildASign business. For the six months ended December 31, 2021, constant-currency revenue growth, excluding the impact of acquisitions, increased by 2% driven by recovery of demand for both our Printi business and signage products offered by BuildASign.

Segment Profitability
The decrease in segment EBITDA for the three and six months ended December 31, 2021 was due to a combination of factors including inflationary pressures on input costs including shipping, materials and labor during the current periods as well as less efficient advertising relative to the prior year.
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
Central and corporate costs increased by $5.6 million and $9.9 million, respectively, during the three and six months ended December 31, 2021, as compared to the prior year periods, due to the prior year timing of our annual share-based compensation grant, as well as the end of temporary cost-control measures from the year-ago period which drove a year-over-year increase in corporate costs. In addition, our continued investments in our mass customization platform through additional hiring in cost-efficient talent markets, and an uplift in demand contributed to higher central operating costs year over year.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$179,911	$256,168
Net cash used in investing activities	(77,281)	(76,677)
Net cash used in financing activities	(49,357)	(191,754)
The cash flows during the six months ended December 31, 2021 related primarily to the following items:
Cash inflows:
•Net income of $51.2 million
•Adjustments for non-cash items of $86.2 million primarily related to positive adjustments for depreciation and amortization of $89.7 million, share-based compensation costs of $23.5 million, and deferred taxes of $4.0 million, which were partially offset by negative adjustments for unrealized currency-related gains of $29.3 million
•Total net working capital impacts of $42.5 million were a source of cash. Accounts payable and accrued expense inflows were partially offset by inventory, accounts receivable and other asset outflows
•Proceeds from the maturity of held-to-maturity securities of $27.0 million
Cash outflows:
•Acquisition of Depositphotos for $68.9 million, net of cash acquired and the deferred payment and post-closing adjustment, of which the majority is payable in October 2022
•Internal and external costs of $32.1 million for software and website development that we have capitalized
•Capital expenditures of $26.5 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Payments for debt of $7.7 million

•Purchase and sale of a previously leased facility that resulted in a net payment of $4.7 million due to our exercise of the lease purchase option and subsequent sale
•Payments for finance lease arrangements, excluding the payment associated with the purchase option exercise included above, of $5.2 million
•A $4.0 million distribution to noncontrolling interest holders
•Payment of withholding taxes in connection with share awards of $2.9 million
•Payment for the settlement of a derivative designated as a net investment hedge of $1.9 million
•Financing fees of $1.4 million from our fourth quarter fiscal year 2021 credit facility amendment that we have capitalized
Additional Liquidity and Capital Resources Information. At December 31, 2021, we had $231.2 million of cash and cash equivalents, $174.9 million of marketable securities and $1,739.4 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three and six months ended December 31, 2021, we financed our operations and strategic investments through internally generated cash flows from operations, and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
As of December 31, 2021, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $45.9 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at December 31, 2021 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$90,535	$29,602	$40,164	$15,039	$5,730
Purchase commitments	306,904	194,305	84,100	28,498	—
Senior unsecured notes and interest payments	789,000	42,000	84,000	663,000	—
Senior secured credit facility and interest payments (2)	1,442,959	64,441	122,955	117,601	1,137,962
Other debt	10,429	3,320	5,230	1,837	42
Finance leases, net of subleases (1)	15,539	6,308	7,044	2,122	65
Other	52,677	52,677	—	—	—
Total (3)	$2,708,043	$392,653	$343,493	$828,097	$1,143,799
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.1 million as of December 31, 2021 have been excluded from the contractual obligations table above. See Note 10 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $2.0 million in the aggregate.

Purchase Commitments. At December 31, 2021, we had unrecorded commitments under contract of $306.9 million. Purchase commitments consisted of third-party web services of $98.0 million, software of $117.4 million, inventory and third-party fulfillment purchase commitments of $31.8 million, advertising of $22.9 million, commitments for professional and consulting fees of $4.6 million, production and computer equipment purchases of $21.2 million and other unrecorded purchase commitments of $11.1 million.
Debt. As of December 31, 2021, we have borrowings under our amended and restated senior secured credit agreement dated as of May 17, 2021 (the "Restated Credit Agreement") of $1,129.0 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million revolver under our Restated Credit Agreement has $243.7 million unused as of December 31, 2021. There are no drawn amounts on the revolver, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Senior Secured Credit Facility and Interest Payments. At December 31, 2021, the Term Loan B of $1,129.0 million outstanding under our Restated Credit Agreement had repayments due on various dates through May 17, 2028, and we did not have any amounts drawn under our Revolving Credit Facility due on May 17, 2026. Interest payable included in this table is based on the interest rate as of December 31, 2021, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of December 31, 2021, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 9 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of December 31, 2021, we had $10.4 million outstanding for those obligations that have repayments due on various dates through January 2026.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2034. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at December 31, 2021 is $20.6 million, net of accumulated depreciation of $43.1 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at December 31, 2021 amounts to $24.2 million.
Other Obligations. Other obligations include deferred payments related to previous acquisitions of $52.7 million in the aggregate. This balance includes the deferred payment related to the 99designs acquisition totaling $43.7 million. The remaining liability includes deferred payments related to our acquisition of Depositphotos which are payable in January and October 2022. Refer to Note 7 in the accompanying consolidated financial statements for additional details.
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
The table below sets forth operating income and adjusted EBITDA for the three and six months ended December 31, 2021 and 2020:

In thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
GAAP operating income	$85,981	$94,194	$102,920	$130,180
Exclude expense (benefit) impact of:
Depreciation and amortization	45,314	43,597	89,746	85,887
Share-based compensation expense	12,505	5,243	23,511	13,526
Certain impairments and other adjustments (1)	(2,713)	(215)	(3,493)	568
Restructuring-related charges	307	2,182	(2)	2,096
Realized (losses) gains on currency derivatives not included in operating income (2)	674	(1,578)	(2,998)	(361)
Adjusted EBITDA	$142,068	$143,423	$209,684	$231,896
_________________
(1) Certain impairments and other adjustments includes gains or losses on disposal of property, plant and equipment, net of cash received, as well as routine impairments of capitalized software. During the three and six months ended December 31, 2021, we included a gain of $3,324 for the purchase and sale of a previously leased facility, which was impaired in the prior fiscal year and is resulting in a gain in the current period. Refer to Note 2 for additional details regarding the purchase and sale of this facility.
(2) These realized (losses) gains include only the impacts of currency derivatives for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the six months ended December 31, 2021 and 2020:

In thousands	Six Months Ended December 31,
	2021	2020
Net cash provided by operating activities (1)	$179,911	$256,168
Purchases of property, plant and equipment	(26,539)	(16,790)
Capitalization of software and website development costs	(32,134)	(26,445)
Adjusted free cash flow	$121,238	$212,933
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
As of December 31, 2021, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of December 31, 2021, we had $1,129 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of December 31, 2021, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in a $4.3 million impact to interest expense over the next 12 months.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $4.8 million and $0.9 million on our income before income taxes for the three months ended December 31, 2021 and 2020, respectively.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
January 27, 2022                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)
.