Form 10-Q
period 2022-03-31
CIMPRESS plc
filed 2022-04-28
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of April 25, 2022, there were 26,105,813 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three and Nine Months Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$161,512	$183,023
Marketable securities	95,637	152,248
Accounts receivable, net of allowances of $6,614 and $9,404, respectively	66,702	50,679
Inventory	97,919	70,044
Prepaid expenses and other current assets	108,740	72,504
Total current assets	530,510	528,498
Property, plant and equipment, net	298,827	328,679
Operating lease assets, net	79,051	87,626
Software and website development costs, net	92,266	87,690
Deferred tax assets	113,059	149,618
Goodwill	787,572	726,979
Intangible assets, net	171,813	186,744
Marketable securities, non-current	12,116	50,713
Other assets	38,296	35,951
Total assets	$2,123,510	$2,182,498
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$229,774	$199,831
Accrued expenses	262,620	247,513
Deferred revenue	59,556	50,868
Short-term debt	10,922	9,895
Operating lease liabilities, current	28,293	26,551
Other current liabilities	27,206	103,515
Total current liabilities	618,371	638,173
Deferred tax liabilities	30,682	27,433
Long-term debt	1,699,434	1,732,511
Operating lease liabilities, non-current	55,888	66,222
Other liabilities	62,753	96,410
Total liabilities	2,467,128	2,560,749
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	119,834	71,120
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,080,627 shares issued; 26,104,993 and 26,035,910 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, none and 25,000 issued and outstanding, respectively	—	28
Treasury shares, at cost, 17,975,634 and 18,044,717 shares, respectively	(1,363,956)	(1,368,595)
Additional paid-in capital	488,149	459,904
Retained earnings	461,363	530,159
Accumulated other comprehensive loss	(49,623)	(71,482)
Total shareholders' deficit	(463,452)	(449,371)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,123,510	$2,182,498

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue	$657,412	$573,362	$2,164,727	$1,940,766
Cost of revenue (1)	347,452	296,533	1,110,378	976,115
Technology and development expense (1)	75,291	62,572	212,835	186,097
Marketing and selling expense (1)	194,618	154,472	577,931	474,944
General and administrative expense (1)	50,888	62,358	144,162	147,149
Amortization of acquired intangible assets	14,180	13,506	41,520	40,264
Restructuring expense	3,420	(382)	3,418	1,714
(Loss) income from operations	(28,437)	(15,697)	74,483	114,483
Other income (expense), net	12,321	9,785	38,330	(16,167)
Interest expense, net	(24,247)	(29,002)	(75,304)	(89,659)
(Loss) income before income taxes	(40,363)	(34,914)	37,509	8,657
Income tax expense	29,529	3,927	56,208	23,675
Net loss	(69,892)	(38,841)	(18,699)	(15,018)
Add: Net (income) attributable to noncontrolling interest	(1,925)	(209)	(5,027)	(2,500)
Net loss attributable to Cimpress plc	$(71,817)	$(39,050)	$(23,726)	$(17,518)
Basic net loss per share attributable to Cimpress plc	$(2.75)	$(1.50)	$(0.91)	$(0.67)
Diluted net loss per share attributable to Cimpress plc	$(2.75)	$(1.50)	$(0.91)	$(0.67)
Weighted average shares outstanding — basic	26,102,610	26,003,675	26,090,460	25,984,300
Weighted average shares outstanding — diluted	26,102,610	26,003,675	26,090,460	25,984,300
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of revenue	$137	$99	$380	$233
Technology and development expense	3,397	2,284	9,655	5,690
Marketing and selling expense	2,961	1,808	8,436	4,247
General and administrative expense	6,209	5,354	17,744	12,901

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(69,892)	$(38,841)	$(18,699)	$(15,018)
Other comprehensive loss, net of tax:
Foreign currency translation (losses) gains, net of hedges	(4,281)	(14,571)	(922)	192
Net unrealized gains on derivative instruments designated and qualifying as cash flow hedges	7,222	5,809	2,799	13,447
Amounts reclassified from accumulated other comprehensive loss to net loss on derivative instruments	4,401	(3,085)	17,715	(8,382)
Gain (loss) on pension benefit obligation, net	—	—	444	(336)
Comprehensive (loss) income	(62,550)	(50,688)	1,337	(10,097)
Add: Comprehensive (income) loss attributable to noncontrolling interests	(1,563)	1,260	(3,204)	(3,720)
Total comprehensive loss attributable to Cimpress plc	$(64,113)	$(49,428)	$(1,867)	$(13,817)
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$530,159	$(71,482)	$(449,371)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	54	3,516	(6,095)	—	—	(2,579)
Share-based compensation expense	—	—	—	—	—	—	11,129	—	—	11,129
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(6,698)	—	(6,698)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(7,592)	—	(7,592)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	3,621	3,621
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	674	674
Balance at September 30, 2021	44,080	$615	25	$28	(17,991)	$(1,365,079)	$464,938	$515,869	$(67,187)	$(450,816)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	11	743	(1,062)	—	—	(319)
Share-based compensation expense	—	—	—	—	—	—	12,398	—	—	12,398
Net income attributable to Cimpress plc	—	—	—	—	—	—	—	54,789	—	54,789
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(8,444)	—	(8,444)
Purchase of noncontrolling interest	—	—	—	—	—	—	(272)	—	—	(272)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	5,270	5,270
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	4,146	4,146
Unrealized gain on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2021	44,080	$615	25	$28	(17,980)	$(1,364,336)	$476,002	$562,214	$(57,327)	$(382,804)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at December 31, 2021	44,080	$615	25	$28	(17,980)	$(1,364,336)	$476,002	$562,214	$(57,327)	$(382,804)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	4	380	(580)	—	—	(200)
Purchase and cancellation of deferred ordinary shares	—	—	(25)	(28)	—	—	—	—	—	(28)
Share-based compensation expense	—	—	—	—	—	—	12,727	—	—	12,727
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(71,817)	—	(71,817)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(29,034)	—	(29,034)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	11,623	11,623
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(3,919)	(3,919)
Balance at March 31, 2022	44,080	$615	—	$—	(17,976)	$(1,363,956)	$488,149	$461,363	$(49,623)	$(463,452)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(18,699)	$(15,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133,397	128,696
Share-based compensation expense	36,215	23,071
Impairment of long-lived assets	—	19,882
Deferred taxes	26,636	2,513
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net loss	(25,639)	18,280
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(5,847)	2,537
Other non-cash items	(8,204)	2,149
Changes in operating assets and liabilities:
Accounts receivable	(17,764)	(9,651)
Inventory	(31,964)	4,982
Prepaid expenses and other assets	(18,776)	(5,242)
Accounts payable	35,860	10,590
Accrued expenses and other liabilities	26,501	36,159
Net cash provided by operating activities	131,716	218,948
Investing activities
Purchases of property, plant and equipment	(42,142)	(22,736)
Business acquisitions, net of cash acquired	(75,258)	(36,395)
Capitalization of software and website development costs	(49,875)	(45,321)
Proceeds from the sale of assets	27,466	3,574
Proceeds from maturity of held-to-maturity investments	93,679	—
Payments for settlement of derivatives designated as hedging instruments	(1,880)	—
Other investing activities	(617)	(269)
Net cash used in investing activities	(48,627)	(101,147)
Financing activities
Proceeds from borrowings of debt	—	534,051
Payments of debt	(11,149)	(639,519)
Payments of debt issuance costs	(1,440)	(2,461)
Payments of purchase consideration included in acquisition-date fair value	(43,647)	(1,205)
Payments of withholding taxes in connection with equity awards	(3,098)	(5,593)
Payments of finance lease obligations	(35,099)	(5,486)
Purchase of noncontrolling interests	(324)	(5,063)
Distribution to noncontrolling interest	(3,963)	(4,599)
Other financing activities	(26)	(310)
Net cash used in financing activities	(98,746)	(130,185)
Effect of exchange rate changes on cash	(5,854)	3,727
Net decrease in cash and cash equivalents	(21,511)	(8,657)
Cash and cash equivalents at beginning of period	183,023	45,021
Cash and cash equivalents at end of period	$161,512	$36,364

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited in thousands)

	Nine Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$63,498	$66,314
Income taxes	23,587	13,056
Non-cash investing and financing activities
Property and equipment acquired under finance leases	3,755	5,630
Amounts accrued related to property, plant and equipment	10,115	6,711
Amounts accrued related to capitalized software development costs	215	1,313
Amounts accrued related to business acquisitions	8,555	44,680
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
In October 2021 our Vistaprint business and reportable segment began evolving its brand architecture to "Vista". Brands like "VistaPrint", "VistaCreate", "99designs by Vista", and "Vista Corporate Solutions" now operate within the "Vista" brand architecture. This move should help open customers' minds to allow us to serve a broader set of their needs across a wide range of products and solutions that includes design, social media and web presence as well as print. No changes were made to our internal organizational or reporting structure as a result of this rebranding, but we we now refer to this reportable segment as "Vista".
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

In light of the recent Russian invasion of Ukraine and the related sanctions that have been placed on certain Russian entities and activities, we have evaluated the impacts that these events have on our business and on our financial results. We have no material exposure to Ukraine and Russia in terms of revenue, supply and tangible assets. We also considered any triggering events for our intangibles assets and due to the limited exposure we have to both countries, we concluded that no triggering events have occurred. We do have employees in Ukraine from our recently acquired Depositphotos business, and we are providing financial and other assistance to those employees. The impact of these costs are not material to our financial results.
Significant Accounting Policies
Our significant accounting policies are described in Note 2 in our consolidated financial statements included in the Form 10-K for our year ended June 30, 2021.

Revision of Prior Period Financial Statements
Foreign Currency Gains Associated with Intercompany Loan Hedge
During the second fiscal quarter of 2022, we identified an error related to the recognition of foreign currency gains that were included in other income (expense), net within our consolidated statements of operations, associated with a net investment hedge. In May 2021, we designated a €300,000 intercompany loan as a net investment hedge to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in one of our consolidated subsidiaries that has the Euro as its functional currency. As this hedging instrument was designated as a net investment hedge, all foreign currency gains and losses should be recognized in accumulated other comprehensive loss as part of currency translation adjustment. For the year ended June 30, 2021 and three months ended September 30, 2021, we incorrectly recognized $7,518 and $9,027, respectively, of gains in other income (expense), net. This error overstated other income (expense), net; income (loss) before income taxes; and net income for both periods but did not have an impact on cash provided by operating activities, since it is a non-cash currency item. Included below are the revisions made for each period presented.

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
The revision for the three and nine months ended March 31, 2021 is summarized in the table below.

Consolidated Statements of Operations	Three months ended March 31, 2021
	Reported	Adjustments	Revised
Revenue	$578,851	$(5,489)	$573,362
Cost of revenue	302,022	(5,489)	296,533

	Nine months ended March 31, 2021
	Reported	Adjustments	Revised
Revenue	$1,951,496	$(10,730)	$1,940,766
Cost of revenue	986,845	(10,730)	976,115
    The impact of this revision will result in a decrease to revenue and cost of revenue for fiscal year 2021 of $16,552.

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

Purchase and Sale of Leased Facility
During the second quarter of fiscal year 2022, we paid $27,885 to exercise the purchase option available for one of our leased facilities, resulting in a $23,534 decrease in the current portion of our finance lease obligations. We immediately sold this facility to a separate third party for $23,226. Due to an impairment charge recognized during the third quarter of fiscal 2021 that resulted from triggering events that assumed a less advantageous sublease scenario than the current-quarter sale, we recognized a $3,324 gain on the sale of the asset within general and administrative expense on our consolidated statement of operations during the nine months ended March 31, 2022.
For the nine months ended March 31, 2022, our consolidated statement of cash flows includes a $23,226 cash inflow for the sale of the facility presented as an investing activity as part of proceeds from the sale of assets and a $27,885 cash outflow for the exercise of the purchase option presented as a financing activity as part of payments of finance lease obligations.

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
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three and nine months ended March 31, 2022, and we held no marketable securities during the prior comparative periods.
The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of March 31, 2022 and June 30, 2021.

	March 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$18,998	$—	$(14)	$18,984
Corporate debt securities	76,639	3	(324)	76,318
Total due within one year or less	95,637	3	(338)	95,302
Due between one and two years:
Corporate debt securities	12,116	—	(233)	11,883
Total held-to-maturity securities	$107,753	$3	$(571)	$107,185

	June 30, 2021
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$74,463	$(28)	$74,435
Corporate debt securities	77,785	(57)	77,728
Total due within one year or less	152,248	(85)	152,163
Due after one year through two years:
Corporate debt securities	50,713	(90)	50,623
Total held-to-maturity securities	$202,961	$(175)	$202,786
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Gains (losses) on derivatives not designated as hedging instruments (1)	$11,210	$18,724	$31,017	$(13,791)
Currency-related (losses) gains, net (2)(3)	(672)	(8,841)	5,202	(2,957)
Other gains (losses)	1,783	(98)	2,111	581
Total other income (expense), net	$12,321	$9,785	$38,330	$(16,167)
_____________________
(1) Primarily relates to both realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments, as well as certain interest rate swap contracts that have been de-designated from hedge accounting due to their ineffectiveness. The ineffective portion of interest rate swap contracts which had been de-designated amounted to gains of $6,580 and $6,364 for the three and nine months ended March 31, 2022, respectively, and gains of $6,394 and $6,759 for the three and nine months ended March 31, 2021, respectively.
(2) We have significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. The currency-related (losses) gains, net are primarily driven by this intercompany activity for the periods presented. In addition, we have certain cross-currency swaps designated as cash flow hedges which hedge the remeasurement of certain intercompany loans; both are presented in the same component above. Unrealized gains related to cross-currency swaps were $1,770 and $8,126 during the three and nine months ended March 31, 2022, respectively, while there were unrealized gains of $6,288 and unrealized losses of $5,233 during the three and nine months ended March 31, 2021, respectively.
(3) During the second quarter of fiscal year 2022, we identified an immaterial error and revised our previously reported results to reduce the gains presented above by $9,027 for the nine months ended March 31, 2022. Refer to the "Revision of Prior Period Financial Statements" section above for additional details.

Net Loss Per Share Attributable to Cimpress plc
Basic net loss per share attributable to Cimpress plc is computed by dividing net loss attributable to Cimpress plc by the weighted-average number of ordinary shares outstanding for the respective period. Diluted net loss per share attributable to Cimpress plc gives effect to all potentially dilutive securities, including share options, restricted share units (“RSUs”), warrants, and performance share units ("PSUs"), if the effect of the securities is dilutive using the treasury stock method. Awards with performance or market conditions are included using the treasury stock method only if the conditions would have been met as of the end of the reporting period and their effect is dilutive.

The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Weighted average shares outstanding, basic and diluted (1)	26,102,610	26,003,675	26,090,460	25,984,300
Weighted average anti-dilutive shares excluded from diluted net loss per share attributable to Cimpress plc (2)	908,354	621,172	770,500	485,067
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, RSAs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three and nine months ended March 31, 2022, the weighted average dilutive effect of the warrants was 103,443 and 264,963 shares, respectively, as compared to 412,473 and 348,973 shares for the three and nine months ended March 31, 2021, respectively.
Recently Issued or Adopted Accounting Pronouncements
Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update No. 2021-08 "Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (ASU 2021-08), which provides authoritative guidance for the accounting of acquired contract assets and liabilities when an acquired company has applied ASC 606 - Revenue from Contracts with Customers. We early adopted the standard in the second quarter of fiscal year 2022, which allowed us to record the deferred revenue contract liability as it relates to our acquisition of Depositphotos at carrying value. Refer to Note 7 for additional information relating to our Depositphotos acquisition. The impact of this adoption did not have a material effect on our consolidated financial statements.
In July 2021, the FASB issued Accounting Standards Update No. 2021-08 "Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. We early adopted the standard in the second quarter of fiscal year 2022, which provides the option for lessors to classify direct-financing or sales-type leases as operating leases if a loss would have been incurred at lease commencement when considering non-indexed variable lease payments in the classification test. We sublease a small number of equipment assets which are classified as direct-financing leases; the variable lease payments associated with these leases would not have created a loss on day one. Therefore, the impact of this adoption had no effect on our consolidated financial statements.
Issued Accounting Standards to be Adopted
In May 2021, the FASB issued Accounting Standards Update No. 2021-04 "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" (ASU 2021-04), which provides authoritative guidance for the accounting treatment of modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The standard is effective for us on July 1, 2022, early adoption is permitted, and, once adopted, the standard is to be applied prospectively. We recognize freestanding equity-classified warrants on our consolidated balance sheets which could be affected by future modifications or exchanges under this standard. We do not expect the impact of adopting ASU 2021-04 to have a material effect on our consolidated financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$4,060	$—	$4,060	$—
Cross-currency swap contracts	1,535	—	1,535	$—
Currency forward contracts	13,056	—	13,056	—
Currency option contracts	3,848	—	3,848	—
Total assets recorded at fair value	$22,499	$—	$22,499	$—

Liabilities
Interest rate swap contracts	$(151)	$—	$(151)	$—
Cross-currency swap contracts	(5,064)	—	(5,064)	—
Currency forward contracts	(2,044)	—	(2,044)	—
Currency option contracts	(800)	—	(800)	—
Total liabilities recorded at fair value	$(8,059)	$—	$(8,059)	$—

	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$1,679	$—	$1,679	$—
Total assets recorded at fair value	$1,679	$—	$1,679	$—

Liabilities
Interest rate swap contracts	$(25,193)	$—	$(25,193)	$—
Cross-currency swap contracts	(9,914)	—	(9,914)	—
Currency forward contracts	(19,651)	—	(19,651)	—
Currency option contracts	(3,080)	—	(3,080)	—
Total liabilities recorded at fair value	$(57,838)	$—	$(57,838)	$—
During the nine months ended March 31, 2022 and year ended June 30, 2021, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of March 31, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of March 31, 2022 and June 30, 2021, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of March 31, 2022 and June 30, 2021, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,730,650 and $1,764,856, respectively, and the fair value was $1,723,041 and $1,767,209, respectively. Our debt at March 31, 2022 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of March 31, 2022 and June 30, 2021 our held-to-maturity marketable securities were held at an amortized cost of $107,753 and $202,961, respectively, while the fair value was $107,185 and $202,786, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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

Amounts reported in accumulated other comprehensive loss related to interest rate swap contracts will be reclassified to interest expense, net as interest payments are accrued or made on our variable-rate debt. As of March 31, 2022, we estimate that $2,918 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2023. As of March 31, 2022, we had fourteen outstanding interest rate swap contracts indexed to USD LIBOR, six of which were not highly effective and therefore not designated for hedge accounting. These hedges have varying start dates and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of March 31, 2022	$400,000
Contracts with a future start date	430,000
Total	$830,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of March 31, 2022, we had two outstanding cross-currency swap contracts designated as cash flow hedges with a total notional amount of $120,874, both maturing during June 2024. We entered into the two cross-currency swap contracts to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of March 31, 2022, we estimate that $2,982 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending March 31, 2023.
Other Currency Hedges
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar.
As of March 31, 2022, we had four currency forward contracts designated as net investment hedges with a total notional amount of $122,041, maturing during various dates through October 2026. We also have one intercompany loan designated as a net investment hedge with a total notional amount of $364,524 that matures in May 2028. We designate these hedges to mitigate the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in two consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three and nine months ended March 31, 2022 and 2021, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.

As of March 31, 2022, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$427,594	June 2020 through March 2022	Various dates through October 2024	621	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of March 31, 2022 and June 30, 2021. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	March 31, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$2,109	$—	$2,109	Other current liabilities / other liabilities	$(430)	$288	$(142)
Cross-currency swaps	Other assets	1,535	—	1,535	Other liabilities	(5,064)	—	(5,064)
Derivatives in net investment hedging relationships
Currency forward contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(2,536)	628	(1,908)
Total derivatives designated as hedging instruments		$3,644	$—	$3,644		$(8,030)	$916	$(7,114)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$1,951	$—	$1,951	Other liabilities	$(9)	$—	$(9)
Currency forward contracts	Other current assets / other assets	14,975	(1,919)	13,056	Other current liabilities / other liabilities	(741)	605	(136)
Currency option contracts	Other current assets / other assets	3,925	(77)	3,848	Other liabilities	(945)	145	(800)
Total derivatives not designated as hedging instruments		$20,851	$(1,996)	$18,855		$(1,695)	$750	$(945)

	June 30, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(23,527)	$176	$(23,351)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(9,914)	—	(9,914)
Derivatives in Net Investment Hedging Relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(11,379)	—	(11,379)
Total derivatives designated as hedging instruments		$—	$—	$—		$(44,820)	$176	$(44,644)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(1,842)	$—	$(1,842)
Currency forward contracts	Other current assets / other assets	1,796	(117)	1,679	Other current liabilities / other liabilities	(11,510)	3,238	(8,272)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(3,315)	235	(3,080)
Total derivatives not designated as hedging instruments		$1,796	$(117)	$1,679		$(16,667)	$3,473	$(13,194)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the three and nine months ended March 31, 2022 and 2021:

	Amount of Net Gain (Loss) on Derivatives Recognized in Comprehensive Income
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$12,446	$6,244	$17,986	$7,386
Cross-currency swaps	(5,224)	(435)	(15,187)	6,061
Derivatives in net investment hedging relationships
Intercompany loan	2,515	—	19,901	—
Currency forward contracts	1,176	8,064	7,590	(16,768)
Total	$10,913	$13,873	$30,290	$(3,321)

The following table presents reclassifications out of accumulated other comprehensive loss for the three and nine months ended March 31, 2022 and 2021:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$2,684	$(4,396)	$8,154	$227	Interest expense, net
Cross-currency swaps	2,538	661	10,346	(9,631)	Other income (expense), net
Total before income tax	5,222	(3,735)	18,500	(9,404)	(Loss) income before income taxes
Income tax	(821)	650	(785)	1,022	Income tax expense
Total	$4,401	$(3,085)	$17,715	$(8,382)

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three and nine months ended March 31, 2022 and 2021 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

	Amount of Gain (Loss) Recognized in Net Loss				Affected line item in the Statement of Operations
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Currency contracts	$4,630	$12,329	$24,653	$(20,635)	Other income (expense), net
Interest rate swaps	6,580	6,395	6,364	6,844	Other income (expense), net
Total	$11,210	$18,724	$31,017	$(13,791)

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $640, for the nine months ended March 31, 2022:

	(Losses) gains on cash flow hedges (1)	(Losses) gains on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2021	$(23,831)	$(1,735)	$(45,916)	$(71,482)
Other comprehensive income before reclassifications	2,799	444	901	4,144
Amounts reclassified from accumulated other comprehensive loss to net loss	17,715	—	—	17,715
Net current period other comprehensive income	20,514	444	901	21,859
Balance as of March 31, 2022	$(3,317)	$(1,291)	$(45,015)	$(49,623)
________________________
(1) (Losses) gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of March 31, 2022 and June 30, 2021, the translation adjustment is inclusive of the effects of our net investment hedges, of which unrealized gains of $11,561 and $1,457, respectively, net of tax, have been included in accumulated other comprehensive loss.

6. Goodwill
The carrying amount of goodwill by reportable segment as of March 31, 2022 and June 30, 2021 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2021	$225,147	$137,307	$164,220	$200,305	$726,979
Acquisitions (1)	73,168	9,253	—	—	82,421
Adjustments	(821)	—	—	—	(821)
Effect of currency translation adjustments (2)	(2,445)	(8,356)	(10,206)	—	(21,007)
Balance as of March 31, 2022	$295,049	$138,204	$154,014	$200,305	$787,572
________________________
(1) On October 1, 2021, we acquired Depositphotos Inc., which is included in our Vista reportable segment. In the third quarter of fiscal 2022, we recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment. Refer to Note 7 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Business Combinations

Acquisition of Depositphotos Inc.

On October 1, 2021, we acquired Depositphotos Inc. and its subsidiaries ("Depositphotos"), a global creative platform for digital design. We acquired all outstanding shares of the company for a purchase price of $84,900, which included a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $76,119 in cash at closing, and the remaining purchase consideration, including the post-closing adjustment but net of any indemnifiable losses recoverable against the deferred amount, is payable in two separate deferred payments. The first payment of $609 was made in January 2022 and the $8,172 remaining deferred amount is due in October 2022.

Depositphotos is managed within our Vista business and includes VistaCreate (formerly Crello), a rapidly growing leader in do-it-yourself (DIY) digital design, and the separately branded Depositphotos business, a platform for creators that includes images, videos and music that are developed by a large group of content contributors. We expect synergies to provide significant benefits to our Vista business as this represents another integral step toward providing a compelling, full-spectrum design offering to our customers, and also provides another vehicle for the acquisition of new customers, to whom we plan to cross-sell our other products and services.

The table below details the consideration transferred to acquire Depositphotos:

Cash consideration (paid at closing)	$76,119
Deferred payment	8,781
Total purchase price	$84,900

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vista reporting unit and none of the goodwill balance is deductible for tax purposes. Additionally, we identified and valued Depositphotos intangible assets, which include its trade name, customer relationships, owned content and developed technology.

Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing our valuation analysis, including certain valuation assumptions and tax matters. The final determination, which is expected to be finalized before the end of fiscal year 2022, may result in changes in the fair value of certain assets and liabilities as compared to our preliminary estimates.

The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$7,173	n/a
Accounts receivable, net	329	n/a
Prepaid expenses and other current assets	448	n/a
Property, plant and equipment, net	611	n/a
Operating lease assets, net	383	n/a
Other assets	324	n/a
Accounts payable	(843)	n/a
Accrued expenses	(5,009)	n/a
Deferred revenue	(10,999)	n/a
Operating lease liabilities, current	(152)	n/a
Deferred tax liabilities (1)	(4,402)	n/a
Operating lease liabilities, non-current	(231)	n/a
Identifiable intangible assets:
Customer relationships	11,600	4 years
Trade name	2,500	10 years
Developed technology	2,300	2 years
Owned content	7,700	10 years
Goodwill (1)	73,168	n/a
Total purchase price	$84,900	n/a
_________________
(1) During the third quarter of fiscal year 2022, we recognized a measurement period adjustment resulting in an increase to deferred tax liabilities of $226 and an offsetting increase to goodwill.

Depositphotos has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of Depositphotos included in our consolidated financial statements for the three and nine months ended March 31, 2022 are not material, and therefore no proforma financial information is presented. We used our cash on hand to fund the acquisition. In connection with the acquisition, we incurred $887 in general and administrative expenses, as part of our central and corporate costs during the nine months ended March 31, 2022 primarily related to legal, financial, and other professional services.

Other Acquisition

On January 21, 2022, we completed an investment in a European company that is intended to support certain strategic initiatives within our PrintBrothers reportable segment. After giving effect to this investment, we have acquired approximately 75% of the company's shares for total cash and noncash consideration of $11,218. We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $9,253 which is not deductible for tax purposes. The net assets recognized largely consist of the cash and deferred tax liability balances acquired. The revenue and earnings included in our consolidated financial statements for the three and nine months ended March 31, 2022 are not material. We utilized our available cash balance to finance the acquisition.

8. Other Balance Sheet Components
Accrued expenses included the following:

	March 31, 2022	June 30, 2021
Compensation costs	$79,593	$73,861
Income and indirect taxes	50,793	46,074
Advertising costs	24,217	35,093
Shipping costs	9,617	9,401
Third party manufacturing and digital content costs (1)	15,465	6,881
Sales returns	5,323	5,636
Purchases of property, plant and equipment	2,174	1,110
Professional fees	2,748	4,210
Interest payable (2)	12,972	2,399
Other	59,718	62,848
Total accrued expenses	$262,620	$247,513
_______________________
(1) The increase in third party manufacturing and digital content costs from June 30, 2022 to March 31, 2022 is due to the acquisition of Depositphotos on October 1, 2021. Refer to Note 7 for additional details.
(2) The increase in interest payable as of March 31, 2022, is due to the interest on our 2026 Notes being payable semi-annually on June 15 and December 15 of each year. Refer to Note 9 for further detail.

Other current liabilities included the following:

	March 31, 2022	June 30, 2021
Current portion of finance lease obligations (1)	$6,867	$32,314
Short-term derivative liabilities (2)	3,998	20,530
Other (3)	16,341	50,671
Total other current liabilities	$27,206	$103,515
________________________
(1) The decrease in the current portion of our finance lease obligations is primarily due to the exercise of a purchase option for a previously leased facility that decreased our finance lease liability by $23,534. We immediately sold this facility to a third party and recognized a $3,324 gain on the sale of the asset during the nine months ended March 31, 2022. Refer to Note 2 for additional details.
(2) The decrease in short-term derivative liabilities is due to volatility in interest and foreign currency rates. Refer to Note 4 for additional details about our derivative financial instruments.
(3) Other current liabilities decreased primarily due to the $43,647 payment made in February 2022 for our prior year acquisition of 99designs.

Other liabilities included the following:

	March 31, 2022	June 30, 2021
Long-term finance lease obligations	$14,982	$18,528
Long-term derivative liabilities (1)	7,724	41,074
Other	40,047	36,808
Total other liabilities	$62,753	$96,410
(1) The decrease in long-term derivative liabilities is due to volatility in interest and currency rates. Refer to Note 4 for additional details about our derivative financial instruments.
9. Debt

	March 31, 2022	June 30, 2021
7.0% Senior notes due 2026	$600,000	$600,000
Senior secured credit facility	1,121,365	1,152,021
Other	9,285	12,835
Debt issuance costs and debt premiums (discounts)	(20,294)	(22,450)
Total debt outstanding, net	1,710,356	1,742,406
Less: short-term debt (1)	10,922	9,895
Long-term debt	$1,699,434	$1,732,511
_____________________
(1) Balances as of March 31, 2022 and June 30, 2021 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,499 and $3,435, respectively.
Our various debt arrangements described below contain customary representations, warranties and events of default. As of March 31, 2022, we were in compliance with all covenants under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
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
As of March 31, 2022, we have borrowings under the Restated Credit Agreement of $1,121,365 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of March 31, 2022.
As of March 31, 2022, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 4.50%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of March 31, 2022.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of March 31, 2022, we have not redeemed any of the 2026 Notes.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2022 and June 30, 2021, we had $9,285 and $12,835, respectively, outstanding for those obligations that are payable through March 2027.
10. Income Taxes
Our income tax expense was $29,529 and $56,208 for the three and nine months ended March 31, 2022, respectively, as compared to $3,927 and $23,675 for the three and nine months ended March 31, 2021, respectively. During the current quarter, we recorded a partial valuation allowance on Swiss deferred tax assets of $29,600 primarily related to Swiss tax reform benefits recognized in fiscal 2020 that we no longer expect to fully realize. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2022 as compared to fiscal 2021 primarily due to a less favorable mix of earnings. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

As of March 31, 2022 we had unrecognized tax benefits of $14,454, including accrued interest and penalties of $1,316. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,896 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $300 to $350 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

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

Redeemable Noncontrolling Interests
PrintBrothers
Members of the PrintBrothers management team hold a minority equity interest ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interest have annual exercise windows for 90% of their minority equity interest to Cimpress in each quarter ending in December. The first window occurred in the second quarter of fiscal 2022 and no options were exercised. If the put options are exercised, then Cimpress may redeem the remaining 10% minority equity interest concurrently with the put option exercise or on the first, second, or third anniversary of the put option exercise. Cimpress has call options for the full amount of the minority equity interest with the first exercise window occurring during the second quarter of fiscal year 2027.
During the nine months ended March 31, 2022, the redemption value of two PrintBrothers businesses increased above their carrying value due to strong financial performance during the current fiscal year as well as the lapping of a period where performance was more severely impacted by the pandemic. The increased redemption value resulted in an adjustment to redeemable noncontrolling interest of $45,072. We recognized $43,824 of the offsetting amount within retained earnings to accrete the carrying value up to redemption value for the amount which the noncontrolling interests' redemption values were below fair values. One of the noncontrolling interest's fair value exceeded its redemption value by $1,248; therefore this portion of the redeemable noncontrolling interest adjustment was recorded to net income attributable to noncontrolling interest in the consolidated statement of operations for the three and nine months ended March 31, 2022.
The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable noncontrolling interests
Balance as of June 30, 2021	$71,120
Acquisition of noncontrolling interest (1)	4,453
Accretion to redemption value recognized in retained earnings (2)	43,824
Accretion to redemption value recognized in net income attributable to noncontrolling interest (2)	1,248
Net income attributable to noncontrolling interest	5,027
Distribution to noncontrolling interest	(3,963)
Purchase of noncontrolling interest	(52)
Foreign currency translation	(1,823)
Balance as of March 31, 2022 (3)	$119,834
_________________
(1) On January 21, 2022, we completed a transaction that resulted in our acquisition of a 75% interest in a company that is included in the PrintBrothers reportable segment. The remaining 25% is considered a redeemable noncontrolling interest which was recognized at fair value as of the acquisition date.
(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings is the result of the estimated redemption amount being greater than carrying value but less than fair value. Accretion recognized in net income attributable to noncontrolling interest is the result of the estimated redemption value being greater than both the carrying and fair value. Refer above for additional details.
(3) In addition to those described above, we have several immaterial noncontrolling interests across a number of our businesses.
12. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.

As of March 31, 2022, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
•Vista - Vista is the parent brand of multiple offerings including VistaPrint, VistaCreate, 99designs by Vista, and Vista Corporate Solutions, which together represent a full-service design, digital and print solution, elevating small businesses’ presence in physical and digital spaces and empowering them to achieve success. This segment also includes our recently acquired Depositphotos business, whose subsidiary, Crello, was rebranded to VistaCreate soon after the acquisition.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue:
Vista (1)	$349,216	$321,965	$1,146,810	$1,082,332
PrintBrothers	119,960	93,997	383,011	315,915
The Print Group	75,361	59,945	238,311	202,586
National Pen	72,243	62,220	266,224	244,561
All Other Businesses	48,486	44,062	154,076	142,905
Total segment revenue	665,266	582,189	2,188,432	1,988,299
Inter-segment eliminations (2)	(7,854)	(8,827)	(23,705)	(47,533)
Total consolidated revenue	$657,412	$573,362	$2,164,727	$1,940,766
_____________________
(1) During the first quarter of fiscal year 2022, we identified an immaterial error and revised our previously reported results to decrease Vista segment revenue by $5,489 and $10,730 for the three and nine months ended March 31, 2022. Refer to Note 2 for additional details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment. The decrease of inter-segment eliminations is the result of significant cross-business transactions during the three and nine months ended March 31, 2022 associated with the fulfillment of masks in response to the pandemic. Demand for this product was far lower in the current periods.

	Three Months Ended March 31, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$236,751	$—	$—	$43,483	$42,047	$322,281
Europe	78,136	119,353	73,885	21,876	—	293,250
Other	32,779	—	—	3,741	5,361	41,881
Inter-segment	1,550	607	1,476	3,143	1,078	7,854
Total segment revenue	349,216	119,960	75,361	72,243	48,486	665,266
Less: inter-segment elimination	(1,550)	(607)	(1,476)	(3,143)	(1,078)	(7,854)
Total external revenue	$347,666	$119,353	$73,885	$69,100	$47,408	$657,412

	Nine Months Ended March 31, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$770,815	$—	$—	$142,497	$134,390	$1,047,702
Europe	267,296	381,654	232,636	96,524	—	978,110
Other	105,342	—	—	16,503	17,070	138,915
Inter-segment	3,357	1,357	5,675	10,700	2,616	23,705
Total segment revenue	1,146,810	383,011	238,311	266,224	154,076	2,188,432
Less: inter-segment elimination	(3,357)	(1,357)	(5,675)	(10,700)	(2,616)	(23,705)
Total external revenue	$1,143,453	$381,654	$232,636	$255,524	$151,460	$2,164,727

	Three Months Ended March 31, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$214,663	$—	$—	$33,398	$39,407	$287,468
Europe	73,524	93,831	57,536	19,731	—	244,622
Other	33,167	—	—	4,012	4,093	41,272
Inter-segment	611	166	2,409	5,079	562	8,827
Total segment revenue	321,965	93,997	59,945	62,220	44,062	582,189
Less: inter-segment elimination	(611)	(166)	(2,409)	(5,079)	(562)	(8,827)
Total external revenue	$321,354	$93,831	$57,536	$57,141	$43,500	$573,362

	Nine Months Ended March 31, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$715,494	$—	$—	$112,397	$128,013	$955,904
Europe	277,649	315,336	187,257	87,913	—	868,155
Other	87,485	—	—	16,359	12,863	116,707
Inter-segment	1,704	579	15,329	27,892	2,029	47,533
Total segment revenue	1,082,332	315,915	202,586	244,561	142,905	1,988,299
Less: inter-segment elimination	(1,704)	(579)	(15,329)	(27,892)	(2,029)	(47,533)
Total external revenue	$1,080,628	$315,336	$187,257	$216,669	$140,876	$1,940,766

The following table includes segment EBITDA by reportable segment, total (loss) income from operations and total (loss) income before income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Segment EBITDA:
Vista	$27,386	$64,333	$188,114	$266,821
PrintBrothers	12,392	7,560	47,280	33,732
The Print Group	11,923	6,475	42,670	31,227
National Pen	(898)	(3,324)	22,653	4,733
All Other Businesses	6,044	6,515	17,199	25,781
Total segment EBITDA	56,847	81,559	317,916	362,294
Central and corporate costs	(37,936)	(34,144)	(109,834)	(96,148)
Depreciation and amortization	(43,651)	(42,809)	(133,397)	(128,696)
Proceeds from insurance	—	(122)	—	(122)
Certain impairments and other adjustments	(277)	(20,563)	3,216	(21,131)
Restructuring-related charges	(3,420)	382	(3,418)	(1,714)
Total (loss) income from operations	(28,437)	(15,697)	74,483	114,483
Other income (expense), net	12,321	9,785	38,330	(16,167)
Interest expense, net	(24,247)	(29,002)	(75,304)	(89,659)
(Loss) income before income taxes	$(40,363)	$(34,914)	$37,509	$8,657

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Depreciation and amortization:
Vista	$15,791	$14,881	$49,757	$43,420
PrintBrothers	5,466	5,493	15,806	16,464
The Print Group	6,459	6,630	19,655	19,852
National Pen	5,933	6,304	18,061	18,626
All Other Businesses	4,519	4,524	13,942	14,783
Central and corporate costs	5,483	4,977	16,176	15,551
Total depreciation and amortization	$43,651	$42,809	$133,397	$128,696

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Purchases of property, plant and equipment:
Vista	$4,132	$2,411	$14,491	$6,860
PrintBrothers	665	286	3,381	1,424
The Print Group	7,560	980	14,237	6,910
National Pen	644	679	2,855	3,503
All Other Businesses	2,130	744	5,802	2,712
Central and corporate costs	472	846	1,376	1,327
Total purchases of property, plant and equipment	$15,603	$5,946	$42,142	$22,736

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Capitalization of software and website development costs:
Vista	$8,235	$10,414	$24,425	$21,830
PrintBrothers	361	379	829	970
The Print Group	790	398	1,735	1,061
National Pen	877	604	2,608	1,673
All Other Businesses	981	897	3,248	2,639
Central and corporate costs	6,497	6,184	17,030	17,148
Total capitalization of software and website development costs	$17,741	$18,876	$49,875	$45,321

The following table sets forth long-lived assets by geographic area:

	March 31, 2022	June 30, 2021
Long-lived assets (1):
United States	$92,469	$87,136
Netherlands	70,700	76,449
Canada	60,494	57,685
Switzerland	73,467	65,269
Italy	46,540	46,559
France	26,005	20,802
Jamaica	19,191	21,060
Australia	20,043	25,564
Japan	12,947	15,168
Other	85,647	96,964
Total	$507,503	$512,656
___________________
(1) Excludes goodwill of $787,572 and $726,979, intangible assets, net of $171,813 and $186,744, deferred tax assets of $113,059 and $149,618, and marketable securities, non-current of $12,116 and $50,713 as of March 31, 2022 and June 30, 2021, respectively.
13. Commitments and Contingencies
Purchase Obligations
At March 31, 2022, we had unrecorded commitments under contract of $207,455, including third-party web services of $106,614, inventory and third-party fulfillment purchase commitments of $58,879, advertising of $20,657, production and computer equipment purchases of $4,812, software of $3,912, professional and consulting fees of $3,375, and other unrecorded purchase commitments of $9,206.
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $8,555 as of March 31, 2022, which primarily relates to a deferred payment for our acquisition of Depositphotos that is payable in October 2022. Refer to Note 7 for additional details.
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

14. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three and nine months ended March 31, 2022, we recognized restructuring charges of $3,420 and $3,418, respectively, primarily due to the decision made in our National Pen business to move its European production operations from Ireland to the Czech Republic, which will improve the speed and cost of delivery to European customers when the move is complete. We expect to recognize additional charges associated with these actions over the next twelve months as impacted employees continue to vest in additional termination benefits, but we do not expect those additional costs to be material. There were also immaterial adjustments to restructuring expense during this period due to changes in prior period estimates within The Print Group reportable segment.

The following table summarizes the restructuring activity during the nine months ended March 31, 2022. All activity was related to employee termination benefits.

Accrued restructuring liability
Balance as of June 30, 2021	$402
Restructuring charges	3,418
Cash payments	(244)
Non-cash charges	11
Balance as of March 31, 2022	$3,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, continued global supply chain disruptions and the expected impacts of those disruptions on our business, our expectations with respect to National Pen's move from Ireland to the Czech Republic, our expectations with respect to our competitive position and market share, sufficiency of our liquidity position, legal proceedings, currency volatility, and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of the COVID-19 pandemic and the timing and pace of economic recovery; our failure to anticipate and react to the effects of the pandemic on our customers, supply chain, markets, team members, and business; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected, including possible impacts of the conflict in Ukraine on Depositphotos' operations; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions; and other factors described in the documents that we periodically file with the SEC.
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
As of March 31, 2022, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 12 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
The effects of the pandemic on Cimpress have continued to diminish in terms of its impact on demand, but we continue to experience volatility as COVID-19 variants emerge and government restrictions are put in place. Our businesses continue to experience supply chain challenges as a facet of pandemic impacts which has created both difficulties and opportunities for Cimpress businesses. Each of our reportable segments has seen material cost increases of product substrates like paper, production materials like aluminum plates, freight and shipping charges, energy costs and higher compensation costs due to a more competitive labor market. Our scale-based shared strategic capabilities and supplier relationships provide competitive advantages for our businesses to weather these challenges. Through data capabilities, our businesses are regularly testing new pricing approaches, and in all businesses there have been pricing increases that are partially offsetting the increased costs.
We continue to hire talent and make investments in technology, data, new product introduction, customer experience improvements, and branding, especially in our Vista business, that are designed to build on our competitive advantages and drive sustainable growth.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021 follows:
Third Quarter Fiscal Year 2022
•Revenue increased by 15% to $657.4 million.
•Constant-currency revenue (a non-GAAP financial measure) increased by 19% and by 17% when excluding acquisitions completed in the last four quarters.
•Operating loss increased by $12.7 million from $(15.7) million to $(28.4) million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $21.4 million to $33.6 million.
•Diluted net loss per share attributable to Cimpress plc increased to $(2.75) from $(1.50) in the comparative period.
Year to Date Fiscal Year 2022
•Revenue increased by 12% to $2,164.7 million.
•Constant-currency revenue (a non-GAAP financial measure) increased by 13% and by 11% when excluding acquisitions completed in the last four quarters.
•Operating income decreased by $40.0 million to $74.5 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $43.6 million to $243.3 million.
•Diluted net loss per share attributable to Cimpress plc increased to $(0.91) from $(0.67) in the comparative period.
•Cash provided by operating activities decreased by $87.2 million to $131.7 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $111.2 million to $39.7 million.
For the third quarter of fiscal year 2022, the increase in reported revenue was primarily due to the continued recovery of demand. Reported revenue benefited from the addition of revenue from Depositphotos, which was acquired on October 1, 2021 and is included in our Vista business. Revenue also benefited from pricing changes in many of our businesses, which continued to be one tool we used to mitigate inflationary cost pressures that have arisen from ongoing supply chain challenges. Revenue for customized face masks was much lower as compared to the prior year because demand for pandemic-related products has diminished. Currency exchange fluctuations also had a negative effect during the current quarter.
For the three months ended March 31, 2022, the increase in operating loss was primarily due to increased investments in our Vista business. These investments include hiring across several strategic initiatives, as well as increased advertising spend driven by mid- and upper-funnel advertising and higher performance advertising driven by expanded payback thresholds. The current quarter was also negatively impacted by inflationary cost pressures, which were not fully mitigated through price increases in certain businesses and product categories. Share based compensation expense also increased year over year largely because the comparative period's annual grant cycle was delayed until the middle of the third quarter of fiscal year 2021 while the current period's grants occurred during the first quarter of fiscal year 2022. Profit improvement in The Print Group, PrintBrothers, and National Pen segments driven by strong revenue growth, as well as the non-recurrence of a $19.9 million impairment in the year-ago period partially offset the items described above.
Adjusted EBITDA decreased year over year, primarily for the same reasons operating income decreased. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was approximately $2.9 million for the current quarter.
Diluted net loss per share attributable to Cimpress plc increased for the three months ended March 31, 2022 due to the items described above and increased income tax expense driven by the establishment of a partial valuation allowance on deferred tax assets primarily related to Swiss tax reform benefits recognized in fiscal year 2020 that we no longer expect to fully realize. This was partially offset by unrealized currency gains caused by exchange rate volatility and decreased interest expense due to our debt refinancing during the fourth quarter of fiscal 2021.
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

Total revenue and revenue growth by reportable segment for the three and nine months ended March 31, 2022 and 2021 are shown in the following table:

In thousands	Three Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$349,216	$321,965	8%	2%	10%	(2)%	8%
PrintBrothers	119,960	93,997	28%	9%	37%	(1)%	36%
The Print Group	75,361	59,945	26%	9%	35%	—%	35%
National Pen	72,243	62,220	16%	3%	19%	—%	19%
All Other Businesses	48,486	44,062	10%	(1)%	9%	(4)%	5%
Inter-segment eliminations	(7,854)	(8,827)
Total revenue	$657,412	$573,362	15%	4%	19%	(2)%	17%

In thousands	Nine Months Ended March 31,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,146,810	$1,082,332	6%	1%	7%	(3)%	4%
PrintBrothers	383,011	315,915	21%	5%	26%	(1)%	25%
The Print Group	238,311	202,586	18%	4%	22%	—%	22%
National Pen	266,224	244,561	9%	1%	10%	—%	10%
All Other Businesses	154,076	142,905	8%	—%	8%	(5)%	3%
Inter-segment eliminations	(23,705)	(47,533)
Total revenue	$2,164,727	$1,940,766	12%	1%	13%	(2)%	11%
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

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of revenue	$347,452	$296,533	$1,110,378	$976,115
% of revenue	52.9%	51.7%	51.3%	50.3%

For the three and nine months ended March 31, 2022, cost of revenue increased by $50.9 million and $134.3 million, respectively, primarily due to demand-dependent cost of goods sold, including third-party fulfillment, material and shipping costs. During the current fiscal year, we've experienced increasing impacts from global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges, and energy costs. Compensation costs are also higher due to a more competitive labor market. The overall impact of increased costs, net of pricing and manufacturing efficiencies, had varying impacts on our businesses during the three and nine months ended March 31, 2022. It remains a challenging environment, and we expect higher input costs and supply constraints to persist, although we are unable to predict for how long. We believe we are advantaged in this environment versus smaller competitors because our scale provides us with a stronger supplier negotiation position for both costs and availability of supply.
Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Technology and development expense	$75,291	$62,572	20%	$212,835	$186,097	14%
% of revenue	11.5%	10.9%		9.8%	9.6%
Marketing and selling expense	$194,618	$154,472	26%	$577,931	$474,944	22%
% of revenue	29.6%	26.9%		26.7%	24.5%
General and administrative expense	$50,888	$62,358	(18)%	$144,162	$147,149	(2)%
% of revenue	7.7%	10.9%		6.7%	7.6%
Amortization of acquired intangible assets	$14,180	$13,506	5%	$41,520	$40,264	3%
% of revenue	2.2%	2.4%		1.9%	2.1%
Restructuring expense (1)	$3,420	$(382)	(995)%	$3,418	$1,714	99%
% of revenue	0.5%	(0.1)%		0.2%	0.1%
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
Technology and development expenses increased by $12.7 million and $26.7 million, respectively, for the three and nine months ended March 31, 2022, as compared to the prior comparative periods. This increase is primarily driven by higher compensation costs due to increased investment from hiring, the timing of our annual merit cycle and prior-year delay of our share-based compensation grants to the middle of the third quarter of fiscal year 2021, mainly in the Vista business and our central technology group. Other operating costs also increased in part due to increases in demand.
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
For the three and nine months ended March 31, 2022, marketing and selling expenses increased by $40.1 million and $103.0 million, respectively, as compared to the prior periods. The largest increase in marketing and selling expenses was in our Vista business, which increased by $34.5 million and $81.0 million, respectively. The increase in Vista was primarily driven by higher headcount in areas such as user experience design, brand and data & analytics as well as higher mid- and upper-funnel advertising and performance advertising from expanded payback thresholds. Advertising expense also increased for our remaining businesses in total by $2.6 million and $13.6 million, respectively, for the three and nine months ended March 31, 2022, due to higher demand and more normalized payback thresholds in the current periods.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three and nine months ended March 31, 2022, general and administrative expenses decreased by $11.5 million and $3.0 million, respectively, as compared to the prior-year periods, due to the non-recurrence of lease-related impairment and abandonment charges that were recognized in the third quarter of fiscal year 2021 of $19.9 million. This was partially offset by increases to share-based compensation costs due to the prior year's delayed timing of the annual grant cycle, mainly in our Vista business and our central teams. The non-recurrence of temporary cost-control measures from the year-ago nine month period also drove a year-over-year increase in corporate costs. The current fiscal year benefited from a non-cash gain of $3.3 million recognized during the second fiscal quarter as a result of our purchase and sale of a previously leased facility. Refer to Note 2 of the accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Gains (losses) on derivatives not designated as hedging instruments	$11,210	$18,724	$31,017	$(13,791)
Currency-related gains, net	(672)	(8,841)	5,202	(2,957)
Other gains (losses)	1,783	(98)	2,111	581
Total other income (expense), net	$12,321	$9,785	$38,330	$(16,167)

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
Interest expense, net decreased by $4.8 million and $14.4 million, respectively, during the three and nine months ended March 31, 2022, as compared to the prior year periods. This is primarily due to our Term Loan B refinancing during the fourth quarter of fiscal 2021 that resulted in a reduction to our weighted-average interest rate on our outstanding borrowings in the current year.
Income tax expense

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Income tax expense	$29,529	$3,927	$56,208	$23,675
Effective tax rate	(73.2)%	(11.2)%	149.9%	273.5%

Income tax expense for the three and nine months ended March 31, 2022 increased versus the prior comparative periods due to establishing a partial valuation allowance on Swiss deferred tax assets of $29.6 million primarily related to Swiss tax reform benefits recognized in fiscal 2020 that we no longer expect to fully realize.

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

Vista

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$349,216	$321,965	8%	$1,146,810	$1,082,332	6%
Segment EBITDA	27,386	64,333	(57)%	188,114	266,821	(29)%
% of revenue	8%	20%		16%	25%
Segment Revenue
Vista's reported revenue growth for the three and nine months ended March 31, 2022 was negatively affected by a currency impact of 2% and 1%, respectively. When excluding the benefit from the recent acquisitions of Depositphotos and 99designs, Vista's organic constant-currency revenue growth was 8% and 4%, respectively. Vista's revenue growth was driven by product categories such as business cards, signage, marketing materials, and promotional products. Revenue from business cards and small format marketing materials improved year over year, but were still below pre-pandemic levels. During the third quarter of the current fiscal year we executed on the migration of Vista's customer-facing website in the United States to a new platform, which performed better than expectations, but did have a negative impact on revenue. In addition, revenue related to customized face masks declined from the prior periods as the demand for pandemic-related products declined.
Segment Profitability
For the three and nine months ended March 31, 2022, segment EBITDA declined by $36.9 million and $78.7 million, respectively, largely driven by increased operating expenses related to growth investments including hiring of talent, especially in user experience, design, product management, and data and analytics. These organic investments are in support of Vista's multi-year transformation journey to become the expert design and marketing partner to the world's small businesses. Additionally, Vista's advertising expense increased by $16.8 million and $36.1 million, respectively, driven by higher mid- and upper-funnel advertising and expanded performance advertising payback thresholds, which were more constrained during the prior-year periods when the effects of the pandemic on this segment were more severe. Gross profit was negatively impacted during the third quarter of fiscal year 2022 by inflationary cost pressures from higher material, inbound freight and energy costs that had a year-over-year net impact of approximately $9.0 million. These inflationary pressures did not have a material net impact during the first half of the current fiscal year. The decline in profitability was also affected by government subsidy benefits in the prior comparative periods of $1.9 million and $6.8 million, respectively, which did not recur during the three and nine months ended March 31, 2022. These decreases were partially offset by profit improvement driven by the revenue growth described above.
PrintBrothers

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$119,960	$93,997	28%	$383,011	$315,915	21%
Segment EBITDA	12,392	7,560	64%	47,280	33,732	40%
% of revenue	10%	8%		12%	11%
Segment Revenue
PrintBrothers' reported revenue growth for the three and nine months ended March 31, 2022 was negatively affected by a currency impact of 9% and 5%, respectively, resulting in a constant-currency revenue growth of 37% and 26%, respectively. This strong growth was driven in part by relatively stricter pandemic-related lockdowns in the prior year periods, as well as growth from new product introductions and price increases made to address inflationary cost increases. Additionally, the PrintBrothers network and relative size allowed these businesses to address opportunities to meet customer demand when competition could not. We also benefited from the timing of elections in Germany during the current fiscal year, which drove sales of signage products, flyers and brochures.

Segment Profitability
PrintBrothers' segment EBITDA during the three and nine months ended March 31, 2022, as compared to the prior periods, increased despite increased input costs, driven by the constant-currency revenue growth described above, the higher margin impact of new products, and improved efficiencies as the businesses in this segment better leverage their combined capabilities.
The Print Group

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$75,361	$59,945	26%	$238,311	$202,586	18%
Segment EBITDA	11,923	6,475	84%	42,670	31,227	37%
% of revenue	16%	11%		18%	15%
Segment Revenue
The Print Group's reported revenue for the three and nine months ended March 31, 2022 was negatively affected by a currency impact of 9% and 4%, respectively, resulting in an increase to revenue on a constant-currency basis of 35% and 22%, respectively, due to signs of overall economic recovery in many of the European countries in which we compete and leveraging new products introduced in recent years, as well as pricing actions taken to mitigate inflationary cost pressures. During the first quarter of the current fiscal year we benefited from the timing of elections in Italy, which drove demand for signage products, flyers and brochures.
Segment Profitability
The increase in The Print Group's segment EBITDA during the three and nine months ended March 31, 2022, as compared to the prior periods, was primarily driven by the constant-currency revenue growth described above. In addition, The Print Group continues to benefit from the introduction of new products with higher margins, as well as improved efficiencies as the group better leverages its combined capabilities.
National Pen

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$72,243	$62,220	16%	$266,224	$244,561	9%
Segment EBITDA	(898)	(3,324)	(73)%	22,653	4,733	379%
% of revenue	(1)%	(5)%		9%	2%
Segment Revenue
For the three and nine months ended March 31, 2022, National Pen's revenue growth was negatively affected by currency impacts of 3% and 1%, respectively, resulting in constant-currency revenue growth of 19% and 10%, respectively. National Pen's revenue has improved across geographic markets and channels, including web and mail order channels. This improvement is due to businesses reopening and a return of in-person events in some markets, despite a decline in revenue from pandemic-related products including masks produced on behalf of other Cimpress businesses.
Segment Profitability
The increase in National Pen's segment EBITDA for the three and nine months ended March 31, 2022 was due in part to the revenue increase described above, as well as improvements in gross profit driven by a normalized mix of products and decline in lower-margin pandemic-related products, partially offset by higher freight costs. National Pen also made permanent cost reductions in the prior year that benefited segment EBITDA for the nine months ended March 31, 2022, but had no year-over-year impact in the current quarter as we've lapped the benefits of those savings. The increased profitability was also caused by the non-recurrence of the prior periods' inventory reserve to reduce the carrying value of disposable masks held in inventory to market prices of $0.8 million and $6.2 million, respectively.

All Other Businesses

In thousands	Three Months Ended March 31,			Nine Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Reported Revenue	$48,486	$44,062	10%	$154,076	$142,905	8%
Segment EBITDA	6,044	6,515	(7)%	17,199	25,781	(33)%
% of revenue	12%	15%		11%	18%
This segment consists of BuildASign, which is a larger and profitable business, and two early-stage businesses that we continue to manage at a relatively modest operating loss as previously described and planned. We expect fluctuations in growth as each of their business models evolve in function of customer feedback, testing, and entrepreneurial pivoting.
Segment Revenue
All Other Businesses' constant-currency revenue growth, excluding the impact of acquisitions, was 5% and 3%, respectively, during the three and nine months ended March 31, 2022. This growth was driven by recovery of demand for both our Printi business and signage products offered by BuildASign, partially offset by a decline in demand for home decor products that had benefited during the pandemic period.
Segment Profitability
The decrease in segment EBITDA for the three and nine months ended March 31, 2022 was due to a combination of factors including inflationary pressures on input costs including shipping, materials and labor during the current periods.
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
Central and corporate costs increased by $3.8 million and $13.7 million, respectively, during the three and nine months ended March 31, 2022, as compared to the prior-year periods, due to the prior year timing of our annual share-based compensation grant, as well as the end of temporary cost-control measures from the year-ago period which drove a year-over-year increase in corporate costs. In addition, our continued investments in our mass customization platform through additional hiring in cost-efficient talent markets and increased volumes contributed to higher central operating costs year over year.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$131,716	$218,948
Net cash used in investing activities	(48,627)	(101,147)
Net cash used in financing activities	(98,746)	(130,185)
The cash flows during the nine months ended March 31, 2022 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $156.6 million primarily related to adjustments for depreciation and amortization of $133.4 million, share-based compensation costs of $36.2 million, and deferred taxes of $26.6 million, which were partially offset by negative adjustments for unrealized currency-related gains of $31.5 million
•Proceeds from the maturity of held-to-maturity securities of $93.7 million
•Total net working capital impacts of $6.1 million were a source of cash. Accounts payable and accrued expense inflows were partially offset by inventory, accounts receivable and other asset outflows
Cash outflows:
•Net loss of $18.7 million
•Business acquisitions for $75.3 million, net of cash acquired, primarily related to the Depositphotos acquisition which includes $0.6 million of the deferred payment and post-closing adjustment
•Internal and external costs of $49.9 million for software and website development that we have capitalized
•$43.6 million for the payment of purchase consideration included in the 99designs acquisition's fair value
•Capital expenditures of $42.1 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•Payments for debt of $11.1 million
•Payments for finance lease arrangements, excluding the payment associated with the purchase option exercise included below, of $7.2 million
•Purchase and sale of a previously leased facility that resulted in a net payment of $4.7 million due to our exercise of the lease purchase option and subsequent sale
•A $4.0 million distribution to noncontrolling interest holders
•Payment of withholding taxes in connection with share awards of $3.1 million
•Payment for the settlement of a derivative designated as a net investment hedge of $1.9 million
•Financing fees of $1.4 million from our fourth quarter fiscal year 2021 credit facility amendment that we have capitalized
Additional Liquidity and Capital Resources Information. At March 31, 2022, we had $161.5 million of cash and cash equivalents, $107.8 million of marketable securities and $1,730.7 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three and nine months ended March 31, 2022, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.

Our consolidated net leverage ratio as calculated per our amended and restated senior secured credit agreement dated as of May 17, 2021 (the "Restated Credit Agreement") was 4.44 times trailing-twelve-month adjusted EBITDA as of March 31, 2022, and higher than our net leverage ratio in recent quarters. The increase in our net leverage ratio was largely due to an increase to net debt driven by cash outflows for seasonal net working capital and the $43.6 million deferred payment related to the acquisition of 99designs. The decrease in our adjusted EBITDA for the trailing twelve months ended March 31, 2022 also caused our leverage ratio to increase, driven primarily by increased organic investments in Vista that continue to weigh on our profitability. We expect to delever from the current leverage level in fiscal year 2023.
As of March 31, 2022, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $46.6 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at March 31, 2022 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$83,960	$29,457	$39,193	$11,147	$4,163
Purchase commitments	207,456	86,289	81,675	39,491	—
Senior unsecured notes and interest payments	789,000	42,000	84,000	663,000	—
Senior secured credit facility and interest payments (2)	1,413,472	62,064	119,269	115,232	1,116,907
Other debt	9,285	3,123	5,174	988	—
Finance leases, net of subleases (1)	15,543	6,191	7,527	1,825	—
Other	8,555	8,555	—	—	—
Total (3)	$2,527,271	$237,679	$336,838	$831,683	$1,121,070
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.2 million as of March 31, 2022 have been excluded from the contractual obligations table above. See Note 10 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2034. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $1.4 million in the aggregate.
Purchase Commitments. At March 31, 2022, we had unrecorded commitments under contract of $207.5 million. Purchase commitments consisted of third-party web services of $106.6 million, inventory and third-party fulfillment purchase commitments of $58.9 million, advertising of $20.7 million, software of $3.9 million, commitments for professional and consulting fees of $3.4 million, production and computer equipment purchases of $4.8 million and other unrecorded purchase commitments of $9.2 million.
Debt. As of March 31, 2022, we have borrowings under our Restated Credit Agreement of $1,121.4 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million revolver under our Restated Credit Agreement has $244.2 million unused as of March 31, 2022. There are no drawn amounts on the revolver, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants.

Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Senior Secured Credit Facility and Interest Payments. At March 31, 2022, the Term Loan B of $1,121.4 million outstanding under our Restated Credit Agreement had repayments due on various dates through May 17, 2028, and we did not have any amounts drawn under our Revolving Credit Facility due on May 17, 2026. Interest payable included in this table is based on the interest rate as of March 31, 2022, and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity, but that the term loan amortization payments will be made according to our defined schedule.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of March 31, 2022, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 9 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of March 31, 2022, we had $9.3 million outstanding for those obligations that have repayments due on various dates through March 2027.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at March 31, 2022 is $19.1 million, net of accumulated depreciation of $39.7 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at March 31, 2022 amounts to $21.8 million.
Other Obligations. Other obligations consist of deferred payments relating to previous acquisitions, including the deferred payment relating to our Depositphotos acquisition that is payable in October 2022 and small deferred acquisition liabilities for other, smaller acquisitions. Refer to Note 7 in the accompanying consolidated financial statements for additional details.
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
The table below sets forth operating (loss) income and adjusted EBITDA for the three and nine months ended March 31, 2022 and 2021:

In thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
GAAP operating (loss) income	$(28,437)	$(15,697)	$74,483	$114,483
Exclude expense (benefit) impact of:
Depreciation and amortization	43,651	42,809	133,397	128,696
Proceeds from insurance	—	122	—	122
Share-based compensation expense	12,704	9,545	36,215	23,071
Certain impairments and other adjustments	277	20,563	(3,216)	21,131
Restructuring-related charges	3,420	(382)	3,418	1,714
Realized gains (losses) on currency derivatives not included in operating (loss) income (1)	2,011	(1,936)	(987)	(2,297)
Adjusted EBITDA	$33,626	$55,024	$243,310	$286,920
_________________
(1) These realized gains (losses) include only the impacts of currency derivatives for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the nine months ended March 31, 2022 and 2021:

In thousands	Nine Months Ended March 31,
	2022	2021
Net cash provided by operating activities (1)	$131,716	$218,948
Purchases of property, plant and equipment	(42,142)	(22,736)
Capitalization of software and website development costs	(49,875)	(45,321)
Adjusted free cash flow	$39,699	$150,891
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
As of March 31, 2022, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of March 31, 2022, we had $1,121 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of March 31, 2022, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in a $6.9 million impact to interest expense over the next 12 months.
Currency Exchange Rate Risk. We conduct business in multiple currencies through our worldwide operations but report our financial results in U.S. dollars. We manage these currency risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. The use of derivatives is intended to reduce, but does not entirely eliminate, the impact of adverse currency exchange rate movements. A summary of our currency risk is as follows:
•Translation of our non-U.S. dollar revenues and expenses: Revenue and related expenses generated in currencies other than the U.S. dollar could result in higher or lower net loss when, upon consolidation, those transactions are translated to U.S. dollars. When the value or timing of revenue and expenses in a given currency are materially different, we may be exposed to significant impacts on our net loss and non-GAAP financial metrics, such as adjusted EBITDA.
Our currency hedging objectives are targeted at reducing volatility in our forecasted U.S. dollar-equivalent adjusted EBITDA in order to maintain stability on our incurrence-based debt covenants. Since adjusted EBITDA excludes non-cash items such as depreciation and amortization that are included in net loss, we may experience increased, not decreased, volatility in our GAAP results due to our hedging approach. Our most significant net currency exposures by volume are in the Euro and British Pound.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $1.1 million and $3.3 million on our (loss) income before income taxes for the three months ended March 31, 2022 and 2021, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 1 of Part I, “Financial Statements - Note 13 — Commitments and Contingencies,” in the accompanying notes to the consolidated financial statements included in this Report.
Item 1A. Risk Factors
We are adding the following to the risk factors we disclosed in our Form 10-K for the fiscal year ended June 30, 2021:
Rising costs could negatively affect our business and financial results
Due to supply chain challenges and other inflationary pressures, each of our reportable segments is experiencing material cost increases in a number of areas, including energy, product substrates like paper, production materials like aluminum plates, freight and shipping charges, and employee compensation due to a more competitive labor market. We cannot predict whether costs will continue to increase or by how much. We have not been able to fully mitigate these cost increases through price increases. If our costs continue to increase, there could be further negative impacts to our financial results, and increasing our prices in response to increased costs could negatively affect demand for our products and services.

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
April 28, 2022                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer (Principal Financial and Accounting Officer)
.