Form 10-K
period 2022-06-30
CIMPRESS plc
filed 2022-08-05
CIK 1262976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the annual period ended	June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
The aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $1.53 billion on December 31, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last reported sale price of the registrant's ordinary shares on the NASDAQ Global Select Market.
As of August 1, 2022, there were 26,135,706 Cimpress plc ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2022. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

CIMPRESS PLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2022

PART I
Item 1. Business
Overview & Strategy
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency. We discuss mass customization in more detail further below.
We have grown substantially over our history, from $0 in 1995 to $0.2 billion of revenue in fiscal year 2006, the year when we became a publicly traded company, then to $2.9 billion of revenue in fiscal year 2022. As we have grown we have achieved important benefits of scale. Our strategy is to invest in and build customer-focused, entrepreneurial mass customization businesses for the long term, which we manage in a decentralized, autonomous manner. We drive competitive advantage across Cimpress through a select few shared strategic capabilities that have the greatest potential to create Cimpress-wide value. We limit all other central activities to only those which absolutely must be performed centrally.
This decentralized structure is beneficial in many ways. We believe that, in comparison to a more centralized structure, decentralization enables our businesses to be more customer focused, to make better decisions faster, to manage a holistic cross-functional value chain required to serve customers well, to be more agile, to be held more accountable for driving investment returns, and to understand where we are successful and where we are not. This structure delegates responsibility, authority and resources to the CEOs and managing directors of our various businesses. This strategy provided great value to us during the COVID-19 crisis because it allowed our businesses to respond quickly to local restrictions, customer needs, and the health and safety of our team members, and leaders shared information and best practices across the group.
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
We limit all other central activities to only those which must be performed centrally. Out of more than 15,000 employees we have fewer than 85 who work in central activities that fall into this category, which includes tax, treasury, internal audit, legal, sustainability, corporate communications, remote first enablement, consolidated reporting and compliance, investor relations, capital allocation and the functions of our CEO and CFO. We seek to avoid bureaucratic behavior in the corporate center. We have developed, through experience, guardrails and accountability mechanisms in key areas of governance including cultural aspects such as a focus on customers or being socially responsible, as well as operational aspects such as the processes by which we set strategy and financial budgets and review performance, or the policies by which we ensure compliance with information privacy laws.
Our Uppermost Financial Objective

Our uppermost financial objective is to maximize our intrinsic value per share. We define intrinsic value per share as (a) the unlevered free cash flow per diluted share that, in our best judgment, will occur between now and the long-term future, appropriately discounted to reflect our cost of capital, minus (b) net debt per diluted share. We define unlevered free cash flow as adjusted free cash flow plus interest expense related to borrowings.

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

Mass customization in print-related markets delivers a breakthrough in customer value particularly well in markets in which the worth of a physical product is inherently tied to a specific, unique use or application. For instance, there is limited value to a sign that is the same as is used by many other companies: the business owner needs to describe what is unique about his or her business. Likewise, customized packaging is a way for a business to add their brand identity to what is oftentimes the first physical touchpoint with a customer for online purchases. Before mass customization, producing a high-quality custom product required high per-order setup costs, so it simply was not economical to produce a customized product in low quantities.

There are three ingredients to mass customization applied to print applications: (1) web-to-print or e-commerce stores that offer a wide variety of customizable products, a replacement of more expensive and harder-to-scale physical stores with limited geographic reach; (2) software-driven order aggregation, which enables significantly reduced costs on low-volume orders; and (3) democratized design that combines intuitive design software with a large-scale of human designers that are typically located in low-cost locations to deliver high-quality, or lower-cost, highly scalable alternatives to traditional graphic design services.

We believe that the business cards sold by our Vista business provide a concrete example of the potential of our mass customization business model to deliver significant customer value and to develop strong profit franchises in large markets that were previously low growth and commoditized. Millions of very small customers (for example, home-based businesses) rely on Vista to design and procure aesthetically pleasing, high-quality, quickly-delivered and low-priced business cards. The Vista production operations for a typical order of 250 standard business cards in Europe and North America require less than 14 seconds of labor for all of pre-press, printing, cutting and packaging, versus an hour or more for traditional printers. Combined with advantages of scale in graphic design support services, purchasing of materials, our self-service online ordering, pre-press automation, auto-scheduling and automated manufacturing processes, we allow customers to design, configure, and procure business cards at a fraction of the cost of typical traditional printers with very consistent quality and delivery reliability. Customers have very extensive, easily configurable, customization options such as rounded corners, different shapes, specialty papers, “spot varnish”, reflective foil, folded cards, or different paper thicknesses. Achieving this type of product variety while also being very cost efficient took us almost two decades and requires massive volume, significant engineering investments and significant capital. For example, business cards is a mature market that, at the overall market level, has experienced continual declines over the past two decades. Yet, for Vista, this has remained a growing category that is highly profitable, even with temporary impacts earlier in the pandemic. We currently produce many other product categories (such as flyers, brochures, signage, mugs, calendars, pens, t-shirts, hats, embroidered soft goods, rubber stamps, photobooks, labels, packaging, stickers, books, catalogs, magazines and holiday cards) via similar analogous methods. While these product categories are not as automated as business cards, each is well along the spectrum of mass customization relative to traditional suppliers and thus provide great customer value and a strong, profitable and growing revenue stream.
Market and Industry Background
Print's Mass Customization Opportunity
Mass customization of print and related products is not a market itself, but rather a business model that can be applied across global geographic markets, to customers from varying businesses (micro, small, medium and large), graphic designers, resellers, printers, teams, associations, groups, consumers and families, to which we offer products such as the following:

Large traditional print markets undergoing disruptive innovation
The products, geographies and customer applications listed above constitute a large market opportunity that is highly fragmented. We believe that the vast majority of the markets to which mass customization could apply are still served by traditional business models that force customers either to produce in large quantities per order or to pay a high price per unit.
We believe that these large and fragmented markets are moving away from small traditional suppliers that employ job shop business models to fulfill a relatively small number of customer orders and toward businesses such as those owned by Cimpress that aggregate a relatively large number of orders and fulfill them via a focused supply chain and production capabilities at relatively high volumes, thereby achieving the benefits of mass customization. We believe we are relatively early in the process of what will be a multi-decade shift from job-shop business models to mass customization, as innovation continues to bring new product categories into this model.
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
We believe this opportunity to deliver substantially better customer value and to therefore disrupt large traditional industries can translate into tremendous future opportunity for Cimpress. Earlier in our history, we focused primarily on a narrow set of customers (highly price-sensitive and discount-driven micro businesses and consumers) with a limited product offering. Through acquisitions and via significant investments in our Vista business, we have expanded the breadth and depth of our product offerings, extended our ability to serve our traditional customers and gained a capability to serve a vast range of customer types.
As we continue to evolve and grow Cimpress, our understanding of these markets and their relative attractiveness is also evolving. Our expansion of product breadth and depth as well as new geographic markets has significantly increased the size of our addressable market opportunity. Our businesses conduct market research on an ongoing basis and through those studies, we remain confident in the overall market opportunity; however, our estimates are only approximate. Despite the imprecise nature of our estimates, we believe that our understanding is directionally correct and that we operate in a vast aggregate market with significant opportunity for Cimpress to grow as we continue delivering a differentiated and attractive value proposition to customers.
Print Market Opportunity
Today, we believe that the revenue opportunity for low-to-medium order quantities (i.e., still within our focus of small-sized individual orders) in the four product categories below is over $100 billion annually in North America and Europe combined and at least $150 billion annually if you include other geographies and consumer products. These product categories are listed in order of market penetration by mass customization models. The market for small format marketing materials is the most mature in this penetration, though there is still a significant portion served by thousands of small traditional suppliers. The market for packaging products is the least mature in terms of penetration by mass customization models, but this transition has begun.

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

•Promotional products, apparel and gifts including decorated apparel, bags and textiles, and hard goods such as pens, USB sticks, and drinkware. The end users of short-and-medium runs of these products range from businesses to teams, associations and groups, as well as individual consumers.

•Packaging products, such as corrugated board packaging, folded cartons, bags and labels. Businesses of all sizes are the primary end users for short-and-medium runs (below 10,000 units).
Design Market Opportunity

Vista was an early pioneer of the concept of web-based do-it-yourself design for printed products as a fundamental part of its original customer value proposition for designs for relatively simple 2D product formats. We believe that there is an ongoing revolution in graphic design for small business marketing, one in which a combination of technology tools, artificial intelligence and machine learning, and convenient access via two-sided marketplace platforms to professional freelance design talent (including from low-cost countries) will continue a multi-decade democratization of design that has been central to print mass customization, and is likely to continue to be a key enabler to bringing ever-more-complex product formats and marketing channels into the mass customization paradigm (for example, packaging, large format signage, catalogs). Cimpress’ recent acquisitions of 99designs and Depositphotos (VistaCreate), which operate within our Vista business, provide significant capabilities to be a leader in this market shift. For example, 99designs has a network of 150 thousand freelance designers who work with customer-specific design projects and Depositphotos brings more than 100 thousand freelance contributors of photos, videos, music and other content. VistaCreate is building a design system that combines graphic templates created by thousands of freelancers with algorithmically generated variations across many different print and digital products of customers' adaptation of those templates.

Vista researched the design spend in two of its largest markets, the U.S. and Germany, and found that small businesses spend approximately $6 billion annually on design services in these two markets, exclusive of the purchases of the print or digital products that the designs enhance. Even more importantly, this research found that small businesses in these markets that purchase design services represent the majority of the addressable market for print and digital marketing materials. We believe that a broader complement of design services should enable Vista to retain customers longer as their needs evolve, as well as both attract new customers and serve existing customers with more complex products and therefore access more of our total addressable market.

Digital Market Opportunity

Over the past decade, small businesses have complemented the physical products they use to market their businesses with digital marketing channels like websites and social media marketing. Though the digital marketing channels themselves are not areas that we believe we should allocate significant capital to develop our own offerings, design is a common component to both physical and digital marketing for small businesses, and our small business customers look for ideas and advice when it comes to ensuring cohesive brand expression and successful campaigns across these channels. Cimpress' recent acquisition of Depositphotos, which includes the VistaCreate offering for do-it-yourself social media design and operates within our Vista business, combined with partnership opportunities with leading digital presence businesses like Wix, has extended our total addressable market into an adjacency where we believe we have an opportunity to deliver integrated marketing solutions to small business customers using a best-in-class partnership approach. The total market for digital marketing applications is massive, but our ambition here is focused on enhancing the customer experience of millions of Vista customers, where the amount that businesses spend annually on digital marketing solutions is roughly the same amount as is spent on design services and print products. We believe investing in digital design capabilities and offering digital solutions via partnership will enable Vista to capture a portion of this opportunity by attracting new customers and increasing the lifetime value and retention of existing customers.
Our Businesses
Cimpress businesses include our organically developed Vista business, plus businesses that we have either fully acquired or in which we have a majority equity stake. Prior to their acquisitions, most of our acquired companies pursued business models that already applied the principles of mass customization to print and related products. In other words, each provided a standardized set of products that could be configured and customized by customers, ordered in relatively low volumes, and produced via relatively standardized, homogeneous production processes, at prices lower than those charged by traditional producers.
Our businesses serve markets primarily in North America, Western Europe, Australia and New Zealand. We also have small but fast growing businesses in India and Brazil. Their websites typically offer a broad assortment of tools and features allowing customers to create a product design or upload their own complete design and place an order, either on a completely self-service basis or with varying levels of assistance. Some of our businesses also use offline techniques to acquire customers (e.g., direct mail marketing, telesales). The combined product assortment across our businesses is extensive, including offerings in the following product categories: business cards, marketing materials such as flyers and postcards, digital and marketing services, writing instruments, signage, canvas-print wall décor, decorated apparel, promotional products and gifts, packaging, design services, textiles and magazines and catalogs.
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
Our businesses operate production facilities throughout the geographies listed above, with over 3.3 million square feet of production space in the aggregate across our owned and operated facilities. We also work extensively with several hundred external fulfillers located across the globe. We believe that the improvements we have made and the future improvements we intend to make in software technologies that support the design, sortation, scheduling, production and delivery processes provide us with significant competitive advantage. In many cases our businesses can produce and ship an order the same day they receive it. Our supply chain systems and processes seek to reduce inventory and working capital and improve delivery speeds to customers relative to traditional suppliers. In certain of our company-owned manufacturing facilities, software schedules the near-

simultaneous production of different customized products that have been ordered by the same customer, allowing us to produce and deliver multi-part orders quickly and efficiently.
We believe that the potential for scale-based advantages is not limited to focused, automated production lines. Other advantages include the ability to systematically and automatically sort through the voluminous “long tail” of diverse and uncommon orders in order to group them into more homogeneous categories, and to route them to production nodes that are specialized for that category of operations and/or which are geographically proximate to the customer. In such cases, even though the daily production volume of a given production node is small in comparison to our highest-volume production lines, the homogeneity and volume we are able to achieve is nonetheless significant relative to traditional suppliers of the long-tail product in question; thus, our relative efficiency gains remain substantial. For this type of long-tail production, we rely heavily on third-party fulfillment partnerships, which allow us to offer a very diverse set of products. We acquired most of our capabilities in this area via our investments in Exaprint, Printdeal, Pixartprinting and WIRmachenDRUCK. For instance, the product assortment of each of these four businesses is measured in the tens of thousands, versus Vista where product assortment is dramatically smaller on a relative basis. This deep and broad product offering is important to many customers.
    Our businesses are currently organized into the following five reportable segments:
1.Vista:

Consists of the operations of our VistaPrint branded websites in North America, Western Europe, Australia, New Zealand, India and Singapore. This business also includes our 99designs by Vista business which provides graphic design services, our rapidly growing VistaCreate brand for do-it-yourself (DIY) design, our Vista x Wix partnership for small business websites, and our Vista Corporate Solutions business which serves medium-sized businesses and large corporations.
Our Vista business helps more than 15 million small businesses create attractive, professional-quality marketing products at affordable prices and at low volumes. With Vista, small businesses are able to create and customize their marketing with easy-to-use digital tools and design-templates, or by receiving expert graphic design support. In October 2020, Vista acquired 99designs to expand its design offering via a worldwide community of more than 150,000 talented designers to make it easy for designers and clients to work together to create designs they love. In October 2021, Vista acquired Depositphotos and its business now known as VistaCreate to expand the content available for our customers and to introduce VistaCreate, which is a versatile, intuitive design software which leverages templates from freelance contributors.
In early fiscal year 2022 our Vista business began evolving its brand architecture to "Vista". Brands like "VistaPrint", "VistaCreate", "99designs by Vista", "Vista Corporate Solutions" and Vista x Wix now operate within the "Vista" brand architecture. This move should broaden our customers' understanding of our value proposition over time to allow us to serve a broader set of their needs across a wide range of products and solutions that include design, social media and web presence as well as print.
Vista’s average order value is more than $70, customers spend on average a bit more than $100 per year; gross margins are about 60% and advertising spend as a percent of revenue is about 17%. Vista has had strong free cash flow conversion as its e-commerce model typically leads to collections from customers prior to the production and shipment of customer orders.
Upload & Print:
Our Upload & Print businesses are organized in two reportable segments PrintBrothers and The Print Group, both of which focus on serving graphic professionals: local printers, print resellers, graphic artists, advertising agencies and other customers with professional desktop publishing skill sets. Upload and Print businesses have an average order value of about €90 and annual per customer revenue of over €650. Gross margins vary by business but average about 30% due to wholesale-like pricing and the wide variety of products produced both in owned facilities as well as via third-party fulfillers. Advertising spend as a percent of revenue is about 5%.

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

National Pen serves more than a million small businesses annually across geographies including North America, Europe, Japan and Australia. Marketing methods are typically direct mail and telesales, as well as a growing e-commerce site. National Pen operates several brands focused on customized writing instruments and promotional products, apparel and gifts for small- and medium-sized businesses. National Pen’s average order value is about $200 - $250, and annual revenue per customer is about $300. Gross margins are about 55% with highly seasonal profits driven in the December quarter. Advertising spend as a percent of revenue is about 22%. Significant inventory and customer invoicing requirements in this business drive different working capital needs compared to our other businesses.
5.All Other Businesses:
Includes a collection of businesses combined into one reportable segment based on materiality: BuildASign, the largest of the these businesses with strong profitability and cash flow, and Printi and YSD, small early-stage businesses operating at modest losses, by which Cimpress is expanding into new markets. During the fourth quarter of fiscal 2022, we decided to exit our YSD business which we expect to complete in early fiscal 2023.

BuildASign is an e-commerce provider of canvas-print wall décor, business signage and other large-format printed products, based primarily in Austin, Texas.
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
While we are focused on seeking low total cost in our strategic sourcing efforts, we also work to ensure quality, deliver reliability and responsible sourcing practices within our supply chain. Our efforts include the procurement of high-quality materials and equipment that meet our strict specifications at a low total cost across a growing number of manufacturing locations, with an increasing focus on supplier compliance with our sustainable paper procurement policy as well as our Supplier Code of Conduct. Additionally, we work to develop and implement logistics, warehousing, and outbound shipping strategies to provide a balance of low-cost material availability while limiting our inventory exposure.
In fiscal year 2022, there were significant disruptions to global supply chains, impacting many industries including ours. Having this strong central procurement team that worked together with the procurement teams in each of our businesses benefited us during this challenging period and we believe it has enabled us to operate more effectively and mitigate supply and cost risks relative to smaller competitors.
Technology
Our businesses typically rely on proprietary technology to attract and retain our customers, to enable customers to create graphic designs and place orders on our websites, and to sort, aggregate and produce multiple orders in standardized, scalable processes. Technology is core to our competitive advantage, as without it our businesses would not be able to produce custom orders in small quantities while achieving the economics that are more analogous to mass-produced items.
We are building and using our Mass Customization Platform (MCP), which is a cloud-based collection of software services, APIs, web applications and related technology that can be leveraged independently or together by our businesses and third parties to perform common tasks that are important to mass customization. Cimpress businesses, and increasingly third-party fulfillers to our various businesses, leverage different combinations of MCP services, depending on what capabilities they need to complement their business-specific technology. The capabilities that are available in the MCP today include customer-facing technologies, such as ecommerce or those that enable customers to visualize their designs on various products, as well as manufacturing, supply chain, logistics technologies that automate various stages of the production and delivery of a product to a customer. The benefits of the MCP include improved speed to market for new product introduction, reduction in fulfillment costs, improvement of product delivery or geographic expansion, improved site experience, automating manual tasks and avoidance of certain redundant costs. We believe the MCP can generate significant customer and shareholder value from increased specialization of production facilities, aggregated scale from multiple businesses, increased product offerings and shared technology development costs.
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
Information Privacy and Security

    Each Cimpress business is responsible for ensuring that customer, company and team member information is secure and handled in ways that are fully compliant with relevant laws and regulations. Because there are many aspects of this topic that apply to all of our businesses, Cimpress also has a central security team that defines security policies, deploys security controls, and provides services and embeds security into the development processes of our businesses. This team works in partnership with each of our businesses and the corporate center to measure security maturity and risk, and provides managed security services in a way that allows each business to address their unique challenges, lower their cost, and become more efficient in using their resources.
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
Competition

We estimate that Cimpress has a total addressable market of over $100 billion in North America and Europe, where it is the market leader in the transformation from traditional highly fragmented off-line production to online/mass customized approaches that deliver higher quality, faster speed and lower cost. We believe that this market is at least $150 billion annually if you include other geographies and consumer products. Though Cimpress is the largest business in our space, we still represent a small fraction of the overall market, and believe there is significant room for growth over the long-term future. Additionally, as described above, through the acquisitions of 99designs and Depositphotos/VistaCreate, as well as organic investment and partnership opportunities in Vista, we have expanded this total addressable market to now include the large market for design services and a portion of the market for digital marketing services.
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

•online photo product companies

•internet retailers

•online providers of custom printing services that outsource production to third party printers

•providers of digital marketing such as social media and local search directories

Today’s market has evolved to be more competitive. This evolution, which has been going on for 20 years, has led to major benefits for customers in terms of lower prices, faster lead times, and easier customer experience. Cimpress and its businesses have proactively driven, and benefited from, this dynamic. The mass customization business model first took off with small format products like business cards, post cards and flyers, and consumer products like holiday cards. As the model has become better understood and more prevalent, and online advertising approaches more common, the competition has become more intense. These types of small format products are growing and we continue to derive significant profits from these small format products. Additionally, there are other product areas that have only more recently begun to benefit from mass customization, such as books, catalogs, magazines, textiles and packaging.

Social and Environmental Responsibility

Above and beyond compliance with applicable laws and regulations, we expect all parts of Cimpress to conduct business in a socially responsible, ethical manner. Examples of these efforts are:
•Climate change: We strive to achieve net zero carbon emissions by 2040 across our entire value chain and to achieve a 53% reduction in emissions by 2030 (compared to a 2019 baseline). Our targets have been informed by a science-based approach and are in alignment with a 1.5oC pathway. This includes the emissions from our supply chain (Scope 3). Through investments in energy-efficient infrastructure and equipment, as well as renewable energy, we have achieved significant reductions in our Scope 1 and 2 emissions, and expect further reductions in the future. We have begun to examine our Scope 3 emissions, including substrate and logistics choices, for further opportunities to reduce total emissions. We are focused on engaging our suppliers to refine our Scope 3 data, while building internal systems and processes to enhance our data management capabilities and improve our decision making.
•Responsible forestry: We have converted the vast majority of the paper we print on in our Cimpress-owned production facilities to FSC-certified paper (FSC® C143124, FSC® C125299), the leading certification of responsible forestry practices. This certification confirms that the paper we print on comes from responsibly managed forests that meet high environmental and social standards. Currently over 85% of the paper that we print on in our facilities is FSC-certified, and we seek to move that to 100% over time. We have expanded beyond our original product goal to also include packaging, where we target 95% of our packaging to be either FSC-certified corrugate or containing recycled content from post-consumer sources. We have also begun to engage our third-party suppliers to materially expand their use of responsibly forested paper for the products that they customize on our behalf.
•Plastics transition: We are committed to improving the profile of our plastic-based packaging and products in line with the targets set by the New Plastics Economy Global Commitment, co-sponsored by the United Nations Environment Programme. This includes a focus on reducing plastic usage, eliminating problematic plastic, increasing recyclability, and supporting products and packaging that contain recycled materials.
•Fair labor practices: We make recruiting, retention, and other performance management related decisions based solely on merit and organizational needs and considerations, such as an individual’s ability to do their job with excellence and in alignment with the company’s strategic and operational objectives. We do not tolerate discrimination on any basis protected by human rights laws or anti-discrimination regulations, and we strive to do more in this regard than the law requires. We are committed to a work environment where team members are treated with respect and fairness, and have invested in education and awareness programs for team members to make further improvements in this area. We value individual differences, unique perspectives and the distinct contributions that each one of us can make to the company.
•Team member health and safety: We require safe working conditions at all times to ensure our team members and other parties are protected, and require legal compliance at a minimum at all times. We require training on – and compliance with – safe work practices and procedures at all manufacturing facilities to ensure the safety of team members and visitors to our plant floors. Given the ongoing impacts of the COVID-19 pandemic, we continue to prioritize team member health and safety, and have implemented measures such as remote working for members who are able to and increased safety measures at our manufacturing and customer service centers including additional cleaning and sanitary protocols.
•Ethical supply chain: It is important to us that our supply chain reflects our commitment to doing business with the highest standards of ethics and integrity. We expect our suppliers to act in full compliance with applicable laws, rules, and regulations. Our code of business conduct and supplier code of conduct lay out our expectations regarding human rights, environmental standards, and safe working conditions. Each Cimpress business is responsible to ensure its supply chain does not allow for unacceptable practices such as environmental crimes, child labor, slavery or unsafe working conditions.
More information can be found at www.cimpress.com in our Corporate Social Responsibility section, including links to reports and documents such as our supplier code of conduct, compliance with the UK anti-slavery act and our supply chain transparency disclosure. To enhance transparency in the areas listed above, we are working toward the release of our inaugural ESG report for fiscal year 2022, which we expect to publish during the second quarter of fiscal year 2023. This will be guided by standard ESG reporting frameworks. We are monitoring developments in the ESG reporting regulatory landscape and are building the necessary processes and capabilities to remain in compliance as relevant regulations evolve.
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
Human Capital
As of June 30, 2022, we had approximately 15,000 full-time and approximately 1,000 temporary employees worldwide.
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

Available Information
We make available, free of charge through our investor relations website at ir.cimpress.com, the reports, proxy statements, amendments and other materials we file with or furnish to the SEC as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. We are not including the information contained on our website, or information that can be accessed by links contained on our website, as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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
Risks Related to Our Business and Operations
We manage our business for long-term results, and our quarterly and annual financial results often fluctuate, which may lead to volatility in our share price.

Our revenue and operating results often vary significantly from period to period due to a number of factors, and as a result comparing our financial results on a period-to-period basis may not be meaningful. We prioritize our uppermost financial objective of maximizing our intrinsic value per share even at the expense of shorter-term results and do not manage our business to maximize current period reported financial results, such as (but not limited to) near- and mid-term revenue, operating income, net income, EPS, adjusted EBITDA, and cash flow. Many of the factors that lead to period-to-period fluctuations are outside of our control; however, some factors are inherent in our business strategies. Some of the specific factors that could cause our operating results to fluctuate from quarter to quarter or year to year include among others:

•investments in our business in the current period intended to generate longer-term returns, where the costs in the near term will not be offset by revenue or cost savings until future periods, if at all

•costs to produce and deliver our products and provide our services, including the effects of inflation, the rising costs of raw materials such as paper, and rising energy costs

•supply chain challenges

•the lingering effects of the COVID-19 pandemic on our customers, suppliers, business, and operations

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
If we are not successful in transforming the Vista business, then we could lose market share and our financial results could be adversely impacted.

The Vista business is undertaking a multi-year transformation, and we are investing heavily to rebuild Vista's technology infrastructure, improve our customer experience, integrate Vista's brands into a cohesive customer offering, and recruit new talent. These investments are intended to move the customer value proposition from a discount-driven supplier of lower-end print products to the design and marketing partner for small business. If our investments do not have the effects we expect, the new technology infrastructure does not perform well or is not as transformational as we expect, we fail to execute well on the evolution of our customer value proposition and brand, or the transformation is otherwise unsuccessful, then the number of new and repeat customers we attract may not grow or could decline, Vista's reputation and brand could be damaged, and our revenue and earnings could fail to grow or could decline.

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

We are a global company with production facilities, offices, employees, and localized websites in many countries across six continents, and we manage our businesses and operations in a decentralized, autonomous manner. We are subject to a number of risks and challenges that relate to our global operations, decentralization, expansion, and complexity including, among others:

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

Our business involves the receipt, storage, and transmission of customers' personal and payment information, as well as confidential information about our business, employees, suppliers, and business partners, some of which is entrusted to third-party service providers, partners, and vendors. We and third parties with which we share information have experienced, and will continue to experience, cyberattacks and other malicious activity that may include physical and electronic break-ins, computer viruses, ransomware attacks, and phishing and other social engineering scams, among other threats, and our vulnerabilities may be heightened by our decentralized operating structure and many of our employees working remotely. As security threats evolve and become more sophisticated and more difficult to detect and defend against, a hacker or thief may defeat our security measures, or those of our third-party service provider, partner, or vendor, and obtain confidential or personal information. We or the third party may not discover the security breach and theft of information for a significant period of time after the breach occurs. We may need to significantly increase the resources we expend to protect against security breaches and thefts of data or to address problems caused by breaches or thefts, and we may not be able to anticipate cyber attacks or implement adequate preventative measures. Any compromise or breach of our information systems or the information systems of third parties with which we share information could, among other things:

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

•result in a failure to comply with legal and industry privacy regulations and standards

•lead to the misuse of our and our customers' and employees' confidential or personal information

•cause interruptions in our operations

•cause us to lose revenue if existing and potential customers believe that their personal and payment information may not be safe with us

We are subject to the laws of many states, countries, and regions and industry guidelines and principles governing the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our customers and employees. Any failure or perceived failure by us to comply with any of these laws, guidelines, or principles could result in actions against us by governmental entities or others, a loss of customer confidence, and damage to our brands. In addition, the regulatory landscape is constantly changing, as various regulatory bodies throughout the world enact new laws concerning privacy, data retention, data transfer and data protection. Complying with these varying and changing requirements is challenging, especially for our smaller, more thinly staffed businesses, and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

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

•Acquisitions and minority investments can be costly and can result in increased expenses including impairments of goodwill and intangible asserts if financial goals are not achieved, assumptions of contingent or unanticipated liabilities, amortization of certain acquired assets, and increased tax costs. In addition, we may overpay for acquired businesses.

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
Our profitability has historically been highly seasonal. Our second fiscal quarter, which ends on December 31, includes the majority of the holiday shopping season and accounts for a disproportionately high portion of our earnings for the year, primarily due to higher sales of home and family products such as holiday cards, calendars, photo books, and personalized gifts. In addition, our National Pen business has historically generated nearly all of its profits during the second fiscal quarter. Lower than expected sales during the second quarter have a disproportionately large impact on our operating results and financial condition for the full fiscal year. In addition, if our manufacturing and other operations are unable to keep up with the high volume of orders during our second fiscal quarter or we experience inefficiencies in our production or disruptions of our supply chains, then our costs may be significantly higher, and we and our customers can experience delays in order fulfillment and delivery and other disruptions.

Our businesses face risks related to interruption of our operations and supply chains and lack of redundancy.

Our businesses' production facilities, websites, infrastructure, supply chain, customer service centers, and operations may be vulnerable to interruptions, and we do not have redundancies or alternatives in all cases to carry on these operations in the event of an interruption. In addition, because our businesses are dependent in part on third parties for certain aspects of our communications and production systems, we may not be able to remedy interruptions to these systems in a timely manner or at all due to factors outside of our control. Some of the events that could cause interruptions in our businesses' operations, systems, or supply chains are the following, among others:

•fire, natural disaster, or extreme weather, which could be exacerbated by climate change

•pandemic or other public health crisis

•cyber security attacks

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

    We are subject to a variety of safety, health and environmental, or SHE, laws and regulations in each of the jurisdictions in which we operate. SHE laws and regulations frequently change and evolve, including the addition of new SHE regulations, especially with respect to climate change. These laws and regulations govern, among other things, air emissions, wastewater discharges, the storage, handling and disposal of hazardous and other regulated substances and wastes, soil and groundwater contamination, and employee health and safety. We use regulated substances such as inks and solvents, and generate air emissions and other discharges at our manufacturing facilities, and some of our facilities are required to hold environmental permits. If we fail to comply with existing or new SHE requirements, we may be subject to monetary fines, civil or criminal sanctions, third-party claims, or the limitation or suspension of our operations. In addition, if we are found to be responsible for hazardous substances at any location (including, for example, offsite waste disposal facilities or facilities at which we formerly operated), we may be responsible for the cost of cleaning up contamination, regardless of fault, as well as for claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.

Complying with existing SHE laws and regulations is costly, and our costs could significantly increase as new SHE requirements are added and existing requirements become more stringent. In some cases we pursue self-imposed socially responsible policies that are more stringent than is typically required by laws and regulations, for instance in the areas of worker safety, team member social benefits, and environmental protection such as carbon reduction initiatives. The costs of this added SHE effort are often substantial and could grow over time.

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

Risks Related to Our Industry and Macroeconomic Conditions

Rising costs could negatively affect our business and financial results.
Due to supply chain challenges and other inflationary pressures, each of our reportable segments is experiencing material cost increases in a number of areas, including energy, product substrates like paper, production materials like aluminum plates, freight and shipping charges, and employee compensation due to a more competitive labor market, where we are seeing rapidly rising costs for talent at all levels and in most countries. We cannot predict whether costs will continue to increase or by how much. We have not been able to fully mitigate these cost increases through price increases. If our costs remain elevated or continue to increase, there could be further negative impacts to our financial results, and increasing our prices in response to increased costs could negatively affect demand for our products and services.
Supply chain disruptions could impair our ability to source raw materials.
A number of factors are currently impacting, or could in the future impact, the availability of materials we use in our business, including the lingering effects of the COVID-19 pandemic, rising energy prices and other inflationary pressures, rationing measures, labor shortages, civil unrest and war, and climate change. Our inability to source sufficient materials for our business in a timely manner, or at all, would significantly impair our ability to fulfill customer orders and sell our products, which would reduce our revenue and harm our financial results.
Large-scale events like the COVID-19 pandemic, future pandemics, climate change, and war can materially negatively impact our operations, financial results, customers, markets, suppliers, and employees.

We continue to see volatility in our markets and operations due to the COVID-19 pandemic, and we cannot predict what new variants of the COVID-19 virus may emerge, whether there will be additional waves of increased infection rates, how long the pandemic's impacts on economic activity and our business, operations, suppliers, and markets will continue, or whether the pandemic will lead to a prolonged economic downturn. In addition, if another pandemic or other event occurs that limits commerce on a large scale, such as climate change, war, or civil unrest, our business, operations, supply chains, and financial results could be materially impacted.

We need to hire and retain talented personnel in key roles in order to be successful, and we face intense competition for talent.

If we are unable to recruit, retain, and motivate our employees in senior management and key roles such as technology, marketing, data science, and production, then we may not be able to execute on our strategy and grow our business as planned. We are seeing increased competition for talent at all levels that is making it more difficult for us to retain the employees we have and to recruit new employees, and our current management and employees may cease their employment with us at any time with minimal advance notice. This retention risk is particularly heightened with respect to the leaders of certain of our businesses who hold redeemable non-controlling interests that have significantly increased in value, as described in Note 14 that accompanies the consolidated financial statements included in this Report. If those leaders redeem their interests and receive a substantial payout, it may be challenging to retain and motivate them to continue running their businesses.

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

A major economic downturn could negatively affect our business and financial results.

It is possible that some or all of our markets could be entering a recession or other sustained market downturn, which could negatively impact demand for our products and services. Although the economic downturns we experienced in the past have often precipitated increases in the number of small businesses, which has in turn increased demand for our products, an inflation-fueled downturn could be different, for example if potential customers cannot afford our products and rely more on free social media channels to market themselves instead of the products and services we offer. If demand for our products and services decreases, our business and financial results could be harmed.

Our failure or perceived failure to meet ESG expectations could negatively affect our business, reputation, and financial results.

We face risks arising from the increased focus by our customers, investors, and regulators on environmental, social, and governance criteria, including with respect to climate change, sustainability, pollution, labor practices, the diversity of our management and directors, and the composition of our Board. We may face increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them beyond our current plans, which may require significant resources and expenditures. If customers and potential customers are dissatisfied with our ESG goals or our progress towards meeting them, then they may choose not to buy our products and services, which could lead to reduced revenue.

Risks Related to Our Corporate and Capital Structures

Our credit facility and the indentures that govern our notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility that governs our Term Loan B and revolving credit and the indenture that governs our 7.0% senior unsecured notes due 2026, which we collectively refer to as our debt documents, contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit how we conduct our business, execute our strategy, compete effectively, or take advantage of new business opportunities, including restrictions on our ability to:

•incur additional indebtedness, guarantee indebtedness, and incur liens

•pay dividends or make other distributions or repurchase or redeem capital stock

•prepay, redeem, or repurchase subordinated debt

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

As of June 30, 2022, our total debt was $1,705 million. Our level of debt could have important consequences, including the following:

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

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of June 30, 2022, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in an increase of interest expense of approximately $6.4 million over the next 12 months.
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

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows. There are currently multiple initiatives for comprehensive tax reform underway in key jurisdictions where we have operations, and we cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. In addition, the application of sales, value added, or other consumption taxes to e-commerce businesses such as Cimpress is a complex and evolving issue. If a government entity claims that we should have been collecting such taxes on the sale of our products in a jurisdiction where we have not been doing so, then we could incur substantial tax liabilities for past sales.

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

We believe that we were not a PFIC for the tax year ended June 30, 2022 and we expect that we will not become a PFIC in the foreseeable future. However, whether we are treated as a PFIC depends on questions of fact as to our assets and revenues that can only be determined at the end of each tax year. Accordingly, we cannot be certain that we will not be treated as a PFIC in future years.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own real property including the following manufacturing operations that provide support across our businesses:
•A 582,000 square foot facility located near Windsor, Ontario, Canada that primarily services our Vista business.
•A 492,000 square foot facility located in Shelbyville, Tennessee, USA, that primarily services our National Pen business.
•A 362,000 square foot facility located in Venlo, the Netherlands that primarily services our Vista business.
•A 130,000 square foot facility located in Kisarazu, Japan that primarily services our Vista and National Pen businesses in the Japanese market. During the fourth quarter of fiscal year 2022, we made the decision to exit our operations in Japan. We expect to wind down operations and prepare the facility for sale in early fiscal year 2023. Refer to Item 8 of Part II, "Financial Statements and Supplementary Data - Note 18 - Restructuring Charges" for additional details.
•A 124,000 square foot facility located in Deer Park, Australia that primarily services our Vista business.
•A 97,000 square foot facility, located near Montpellier, France that primarily services The Print Group businesses.

As of June 30, 2022, a summary of our currently occupied leased spaces is as follows:

Business Segment (1)	Square Feet	Type	Lease Expirations
Vista (2)	575,446	Technology development, marketing, customer service, manufacturing and administrative	December 2022 - September 2026
PrintBrothers	307,253	Technology development, marketing, customer service, manufacturing and administrative	July 2022 - September 2031
The Print Group	445,497	Technology development, marketing, customer service, manufacturing and administrative	August 2022 - June 2034
National Pen (3)	693,828	Marketing, customer service, manufacturing and administrative	December 2022 - March 2032
All Other Businesses	538,244	Technology development, marketing, customer service, manufacturing and administrative	March 2023 - November 2028
Other	550	Corporate strategy and technology development	December 2022
___________________
(1) Many of our leased properties are utilized by multiple business segments, but each have been assigned to the segment that occupies the majority of our leased space.
(2) The decrease in Vista's leased space during the current fiscal year was largely driven by the purchase and sale of a previously leased facility as discussed in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 16 - Leases".
(3) The increase in National Pen's leased space during the current fiscal year is primarily driven by a decision made to move our European production operations from Ireland to the Czech Republic which has caused us to currently occupy manufacturing space in both locations during this transition period. Refer to Item 8 of Part II, "Financial Statements and Supplementary Data - Note 18 - Restructuring" for additional details.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The ordinary shares of Cimpress plc are traded on the NASDAQ Global Select Market (the "NASDAQ") under the symbol “CMPR.” As of July 31, 2022, there were six holders of record of our ordinary shares, although there is a much larger number of beneficial owners.
Dividends and Repurchases
We have never paid or declared any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends in the foreseeable future. We did not repurchase any of our ordinary shares during the year ended June 30, 2022.
Performance Graph
The following graph compares the cumulative total return to shareholders of Cimpress plc ordinary shares relative to the cumulative total returns of the NASDAQ Composite index and the Research Data Group (RDG) Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on June 30, 2017 and the relative performance of each investment is tracked through June 30, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cimpress plc, the NASDAQ Composite Index
and the RDG Internet Composite Index

	2017	2018	2019	2020	2021	2022
Cimpress plc	$102.22	$156.75	$98.28	$82.55	$117.23	$41.15
NASDAQ Composite	128.30	128.30	170.91	216.96	315.10	188.07
RDG Internet Composite	139.43	196.44	201.56	271.11	385.88	141.56
The share price performance included in this graph is not necessarily indicative of future share price performance.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the persistence of higher costs and supply chain disruptions and the expected impacts of those costs and disruptions on our business; our expectations with respect to Vista's brand evolution and design service offerings; our expectations with respect to National Pen's move from Ireland to the Czech Republic; the planned divestiture of our YSD business; our estimates and expectations with respect to our market opportunities, the size and development of our markets, and our market share; our expectations with respect to our mass customization platform, including our competitive advantage; our social and environmental goals; sufficiency of our liquidity position; legal proceedings; and sufficiency of our tax reserves and the anticipated benefits of Swiss tax reform. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints, inflation, and the ongoing COVID-19 pandemic; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected, including possible impacts of the war in Ukraine on Depositphotos' operations; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions, including the possibility of an economic downturn in some or all of our markets; and other factors described in this Report and the documents that we periodically file with the SEC.
Executive Overview
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
As of June 30, 2022, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 15 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We have revised our presentation of all prior periods presented to reflect our revised segment reporting, which decreased Vista segment EBITDA and Central and corporate costs by $7.0 million, $6.0 million, and $3.7 million for the years ended June 30, 2022, 2021 and 2020, respectively.
Throughout fiscal year 2022, the effects of the pandemic on Cimpress have generally diminished in terms of its impact on demand, but we experienced volatility throughout the year as COVID-19 variants emerged and government restrictions were put in place, primarily during the third quarter of our current fiscal year. Our businesses continue to experience supply chain challenges including rising input costs and some areas of disruption. These challenges are a facet of lingering pandemic impacts, and, to a lesser extent, an indirect effect of the Russia-Ukraine conflict, which have created both difficulties and opportunities for Cimpress businesses. Each of our reportable segments has seen material cost increases of product substrates like paper, production materials like aluminum plates, freight and shipping charges, energy costs and higher compensation costs due to a more competitive labor market. Our scale-based shared strategic capabilities and supplier relationships provide competitive advantages for our businesses to weather these challenges. Through data capabilities, our businesses are regularly testing new pricing approaches, and in all businesses there have been pricing increases that are partially offsetting the increased costs.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the "Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the year ended June 30, 2022 as compared to the year ended June 30, 2021 follows:
Fiscal Year 2022
•Revenue increased by 12% to $2,887.6 million.
•Constant-currency revenue increased by 15% and by 13% when excluding the revenue of acquired companies for the first twelve months after acquisition (both non-GAAP financial measures).
•Operating income decreased by $76.2 million to $47.3 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $68.1 million to $281.1 million.
•Diluted net loss per share attributable to Cimpress plc decreased to $(2.08) from $(3.28) in the comparative period.
•Cash provided by operating activities decreased by $45.7 million to $219.5 million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $65.6 million to $100.2 million.
For fiscal year 2022, the increase in reported revenue was primarily due to the continued recovery of demand. Reported revenue benefited from our recent acquisitions, with the majority of the additional revenue attributable to Depositphotos, which was acquired on October 1, 2021 and is included in our Vista business. Recent new product introduction, strong growth of volume, and an uptick in orders due to supply chain constraints that turned new customers to our businesses all drove growth in our reported revenue year over year. Pricing changes also improved our revenue, as these actions were one tool we used to mitigate inflationary cost pressures that have arisen from ongoing supply chain challenges. These benefits were slightly offset by revenue for face masks decreasing $85.3 million compared to the prior year because demand for pandemic-related products has diminished. Currency exchange fluctuations also had a negative effect during the current year.
For the year ended June 30, 2022, the decrease in operating income was primarily due to increased investments in our Vista business. These investments include hiring across several strategic initiatives, as well as increased advertising spend driven by mid- and upper-funnel advertising and higher performance advertising driven by expanded payback thresholds compared to the prior year. The current year was also negatively impacted by inflationary cost pressures, which were not fully mitigated through price increases. We also recognized an increase in restructuring charges of $12.0 million, primarily relating to actions taken in our Vista business and central teams, as well as higher share based compensation expense primarily driven by increased headcount in areas in which we continue to invest. These items were partially offset by an increase to gross profit driven by the revenue growth described above, as well as the non-recurrence of a $19.9 million lease-related impairment in the prior year.
Adjusted EBITDA decreased year over year, primarily for the same reasons operating income decreased. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was a benefit of approximately $5.9 million.

Diluted net loss per share attributable to Cimpress plc decreased for the year ended June 30, 2022 due to unrealized currency gains caused by exchange rate volatility, decreased interest expense driven by our fourth quarter fiscal year 2021 debt refinancing which also caused a non-recurring $48.3 million loss on debt extinguishment in the prior-year period. This was partially offset by the decrease in operating income as described above and increased income tax expense that was impacted by the current year valuation allowance that related to Swiss tax reform benefits.
Cash from operations decreased $45.7 million year over year due to the decrease in operating income described above, partially offset by increased working capital inflows and $12.1 million of proceeds from the early settlement of certain derivatives.
Adjusted free cash flow decreased by $65.6 million, due to the operating cash flow decrease described above, as well as a $15.5 million increase in capital expenditures and a $4.4 million increase in capitalized software expenditures.
Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended June 30, 2020 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on August 11, 2020.
Consolidated Results of Operations
Consolidated Revenue
Our businesses generate revenue primarily from the sale and shipment of customized products. We also generate revenue, to a much lesser extent (and primarily in our Vista business), from digital services, graphic design services, website design and hosting, and email marketing services, as well as a small percentage of revenue from order referral fees and other third-party offerings. For additional discussion relating to segment revenue results, refer to the "Reportable Segment Results" section included below.
Total revenue and revenue growth by reportable segment for the year ended June 30, 2022 and 2021 are shown in the following table:

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,514,909	$1,428,255	6%	1%	7%	(2)%	5%
PrintBrothers	526,952	421,766	25%	8%	33%	(1)%	32%
The Print Group	329,590	275,534	20%	7%	27%	—%	27%
National Pen	341,832	313,528	9%	2%	11%	—%	11%
All Other Businesses	205,862	192,038	7%	—%	7%	(4)%	3%
Inter-segment eliminations	(31,590)	(55,160)
Total revenue	$2,887,555	$2,575,961	12%	3%	15%	(2)%	13%

In thousands	Year Ended June 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2021	2020	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$1,428,255	$1,337,291	7%	1%	8%	—%	8%
PrintBrothers	421,766	417,921	1%	3%	4%	(2)%	2%
The Print Group	275,534	275,214	—%	3%	3%	—%	3%
National Pen	313,528	299,474	5%	1%	6%	—%	6%
All Other Businesses	192,038	173,789	11%	1%	12%	(25)%	(13)%
Inter-segment eliminations	(55,160)	(11,716)
Total revenue	$2,575,961	$2,751,076	(6)%	1%	(5)%	(2)%	(7)%
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

In thousands	Year Ended June 30,
	2022	2021	2020
Cost of revenue	$1,492,726	$1,299,889	$1,248,871
% of revenue	51.7%	50.5%	50.3%
For the year ended June 30, 2022, cost of revenue increased by $192.8 million, primarily due to demand-dependent cost of goods sold, including third-party fulfillment, material and shipping costs. During the current fiscal year, we've experienced increasing impacts from global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges, and energy costs. Compensation costs are also higher due to a more competitive labor market. The overall impact of increased costs, net of pricing and manufacturing efficiencies, had varying impacts on our businesses during the year ended June 30, 2022. It remains a challenging environment, and we expect higher input costs and supply constraints to persist, although we are unable to predict for how long. We believe we are advantaged in this environment versus smaller competitors because our scale provides us with a stronger supplier negotiation position for both costs and availability of supply.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Year Ended June 30,
	2022	2021	2020
Technology and development expense	$292,845	$253,060	$253,252
% of revenue	10.1%	9.8%	10.2%
Marketing and selling expense	$789,241	$648,391	$574,041
% of revenue	27.3%	25.2%	23.1%
General and administrative expense	$197,345	$195,652	$183,054
% of revenue	6.8%	7.6%	7.4%
Amortization of acquired intangible assets (1)	$54,497	$53,818	$51,786
% of revenue	1.9%	2.1%	2.1%
Restructuring expense (2)	$13,603	$1,641	$13,543
% of revenue	0.5%	0.1%	0.5%
Impairment of Goodwill (1)	$—	$—	$100,842
% of revenue	—%	—%	4.1%
_____________________
(1) Refer to Note 8 in our accompanying consolidated financial statements for additional details relating to the amortization of acquired intangibles and goodwill impairment charges.
(2) Refer to Note 18 in our accompanying consolidated financial statements for additional details relating to restructuring expense.
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
Technology and development expenses increased by $39.8 million for the year ended June 30, 2022, as compared to the prior year. This increase is primarily driven by $28.5 million higher compensation costs due to increased investment from hiring, impacts of our annual merit cycle and prior-year delay of our share-based compensation grants to the middle of the third quarter of fiscal year 2021, mainly in the Vista business and our central technology group. Other operating costs increased in part due to increases in demand, as well as higher travel and training costs as pandemic restrictions diminished in the current year.
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
For the year ended June 30, 2022, marketing and selling expenses increased $140.9 million as compared to the prior year. The largest increase in marketing and selling expenses was in our Vista business which had increased internal marketing and customer service costs of $52.1 million and increased advertising costs of $51.1 million. The increases to Vista spend were primarily driven by growth in headcount for areas such as user experience design, brand and data and analytics, higher performance advertising from increased customer demand and expanded payback thresholds as well as higher mid- and upper-funnel advertising. Advertising expense also increased for our remaining businesses in total by $28.7 million for the year ended June 30, 2022, due to higher demand and more normalized payback thresholds in the current year.

General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the year ended June 30, 2022, general and administrative expenses increased by $1.7 million as compared to the prior year, driven primarily by increases of $16.7 million to compensation costs from impacts of our annual merit cycle, increased expense for cash-based long-term incentive awards driven by additional vesting and business performance, as well as higher headcount year over year. Share-based compensation costs also increased $3.6 million due to the prior year's delayed timing of the annual grant cycle, mainly in our Vista business and our central teams. The current fiscal year benefited from a non-cash gain of $3.3 million recognized during the second fiscal quarter as a result of our purchase and sale of a previously leased facility. The year-over-year increase was almost fully offset by the non-recurrence of lease-related impairment and abandonment charges that were recognized in the prior year of $19.9 million. Refer to Note 2 of the accompanying consolidated financial statements for additional details.
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
The following table summarizes the components of other income (expense), net:

In thousands	Year Ended June 30,
	2022	2021	2020
Gains (losses) on derivatives not designated as hedging instruments	$58,148	$(20,728)	$20,564
Currency-related gains, net	244	1,005	2,309
Other gains	3,071	370	1
Total other income (expense), net	$61,463	$(19,353)	$22,874
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
Interest expense, net decreased by $19.9 million during the year ended June 30, 2022, as compared to the prior year period. This is primarily due to our Term Loan B refinancing during the fourth quarter of fiscal 2021 that resulted in a reduction to our weighted-average interest rate on our outstanding borrowings in the current year.

Loss on early extinguishment of debt
As part of the fourth quarter fiscal year 2021 amendment and restatement of our senior secured credit agreement, we redeemed $300.0 million of our 12% Senior Secured Notes due 2025. The loss on extinguishment of debt of $48.3 million during the year ended June 30, 2021, consisted of a $22.3 million accretion adjustment to increase the debt's carrying value to the principal amount, a $17.0 million write-off of unamortized financing fees, and a $9.0 million early redemption fee payment.
Income tax expense (benefit)

In thousands	Year Ended June 30,
	2022	2021	2020
Income tax expense (benefit)	$59,901	$18,903	$(80,992)
Effective tax rate	642.0%	(29.7)%	(2,697.0)%

Income tax expense for the year ended June 30, 2022 increased versus the prior comparative period due to establishing a partial valuation allowance on Swiss deferred tax assets of $29.6 million primarily related to Swiss tax reform benefits recognized in fiscal year 2020 and Swiss tax loss carryforwards that we no longer expect to fully realize.

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
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These third-party costs are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We have revised our presentation of all prior periods presented to reflect our revised segment reporting, which decreased Vista segment EBITDA by $7.0 million, $6.0 million and $3.7 million for the years ended June 30, 2022, 2021 and 2020, respectively.
Vista

In thousands	Year Ended June 30,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Reported Revenue	$1,514,909	$1,428,255	$1,337,291	6%	7%
Segment EBITDA	195,321	318,684	362,589	(39)%	(12)%
% of revenue	13%	22%	27%

Segment Revenue
Vista's reported revenue growth for the year ended June 30, 2022 was negatively affected by a currency impact of 1%. When excluding the benefit from the recent acquisitions of Depositphotos and 99designs, Vista's organic constant-currency revenue growth was 5%. Vista's revenue growth accelerated in our European markets during the second half of the fiscal year, while the U.S. market experienced lower growth driven in part by the decline in revenue from consumer products. In addition, revenue related to face masks was $69.0 million less than the prior year as the demand for pandemic-related products declined. From a category perspective, growth was primarily driven by business cards, signage, marketing materials, and promotional products. Revenue from business cards and small format marketing materials improved year over year, but were still below pre-pandemic levels. During the current fiscal year we executed on the migration of Vista's customer-facing website in most major markets, including in the United States, to a new platform. Each launch in the current year created a short-term negative impact on revenue, but every successive launch benefited from the learnings of prior launches to mitigate the impact of migrating in our largest markets.
Segment Profitability
For the year ended June 30, 2022, segment EBITDA declined by $123.4 million, largely driven by increased operating expenses related to growth investments including hiring of talent, especially in user experience, design, product management, and data and analytics. These organic investments are in support of Vista's multi-year transformation journey to become the expert design and marketing partner to the world's small businesses. Additionally, Vista's advertising expense increased by $57.1 million, driven by $48.1 million of incremental performance advertising from higher volumes and increased payback thresholds relative to last year and $9.0 million from higher mid- and upper-funnel advertising. Advertising spend was more constrained during the prior year when the effects of the pandemic on this segment were more severe. Gross profit was negatively impacted during fiscal year 2022 by significant inflationary cost pressures from higher material, inbound freight, shipping and energy costs. A small portion of those inflationary pressures were offset by price increases. These inflationary pressures were more pronounced during the second half of the current fiscal year. The decline in profitability was also affected by government subsidy benefits in the prior year of $9.0 million that did not recur during the year ended June 30, 2022. These decreases were partially offset by the profit improvement driven by the revenue growth described above.
PrintBrothers

In thousands	Year Ended June 30,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Reported Revenue	$526,952	$421,766	$417,921	25%	1%
Segment EBITDA	66,774	43,144	39,373	55%	10%
% of revenue	13%	10%	9%
Segment Revenue
PrintBrothers' reported revenue growth for the year ended June 30, 2022 was negatively affected by a currency impact of 8%, resulting in a constant-currency revenue growth of 33%. This strong growth was driven by past new production introductions and growth in order volumes due in part to supply chain constraints that turned new customers to our businesses. The PrintBrothers network and relative size allowed these businesses to address opportunities to meet customer demand when competition could not. In addition, the current year benefited from less-intensive pandemic-related lockdowns than in the prior year, as well as price increases implemented to address inflationary cost increases.
Segment Profitability
PrintBrothers' segment EBITDA during the year ended June 30, 2022, as compared to the prior period, increased despite increased input costs, driven by the constant-currency revenue growth described above, the higher margin impact of new products, and improved efficiencies as the businesses in this segment better leverage their combined capabilities. Currency exchange rate fluctuations had a negative year-over-year impact.

The Print Group

In thousands	Year Ended June 30,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Reported Revenue	$329,590	$275,534	$275,214	20%	—%
Segment EBITDA	58,664	43,126	51,606	36%	(16)%
% of revenue	18%	16%	19%
Segment Revenue
The Print Group's reported revenue for the year ended June 30, 2022 was negatively affected by a currency impact of 7%, resulting in an increase to revenue on a constant-currency basis of 27% due to signs of overall economic recovery in many of the European countries in which we compete, leveraging new products introduced in recent years and growth in order volumes due in part to supply chain constraints that turned new customers to our businesses. In addition, the current year benefited from less-intensive pandemic-related lockdowns than in the prior year, as well as price increases implemented to address inflationary cost increases.
Segment Profitability
The increase in The Print Group's segment EBITDA during the year ended June 30, 2022, as compared to the prior year, was primarily driven by the constant-currency revenue growth described above. In addition, The Print Group continues to benefit from the introduction of new products with higher margins, as well as improved efficiencies as the group better leverages its combined capabilities. Currency exchange rate fluctuations had a negative year-over-year impact.
National Pen

In thousands	Year Ended June 30,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Reported Revenue	$341,832	$313,528	$299,474	9%	5%
Segment EBITDA	26,845	11,644	7,605	131%	53%
% of revenue	8%	4%	3%
Segment Revenue
For the year ended June 30, 2022, National Pen's revenue growth was negatively affected by currency impacts of 2%, resulting in constant-currency revenue growth of 11%. National Pen's revenue has improved across geographic markets and channels, including web and mail order channels. This improvement is due to businesses reopening and a return of in-person events in some markets, despite a decline in revenue from pandemic-related products, including a $26.2 million decline of face mask revenue.
Segment Profitability
The increase in National Pen's segment EBITDA for the year ended June 30, 2022 was due in part to the revenue increase described above, as well as improvements in gross profit driven by a normalized mix of products and decline in lower-margin pandemic-related products, partially offset by higher freight costs. National Pen also made permanent cost reductions in the prior year that benefited segment EBITDA for the year ended June 30, 2022. The increased profitability was also caused by the non-recurrence of the prior years' inventory reserve to reduce the carrying value of disposable masks held in inventory to market prices of $8.2 million. Currency exchange rate fluctuations had a negative year-over-year impact.

All Other Businesses

In thousands	Year Ended June 30,
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Reported Revenue	$205,862	$192,038	$173,789	7%	11%
Segment EBITDA	23,227	31,707	17,474	(27)%	81%
% of revenue	11%	17%	10%
This segment consists of BuildASign, which is a larger and profitable business, and two early-stage businesses that we have managed at a relatively modest operating loss as previously described and planned. During the fourth quarter of fiscal year 2022, we decided to exit our YSD business, which generated a loss of $5.5 million during fiscal year 2022, which we expect to complete in early fiscal year 2023.
Segment Revenue
All Other Businesses' constant-currency revenue growth, excluding the impact of acquisitions, was 3% during the year ended June 30, 2022. This growth was driven by recovery of demand for both our Printi business and signage products offered by BuildASign, partially offset by a decline in demand for home decor products that had benefited revenue during the pandemic period.
Segment Profitability
The decrease in segment EBITDA for the year ended June 30, 2022 was due to a combination of factors including increased advertising spend and inflationary pressures on input costs including shipping, materials and labor during the current period.
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
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business. We have revised our presentation of all prior periods presented to reflect our revised segment reporting. Refer to Note 15 in our accompanying consolidated financial statements for additional details.
Central and corporate costs increased by $14.6 million during the year ended June 30, 2022, as compared to the prior year, due to the end of temporary cost-control measures from the year-ago period and, to a lesser extent, prior year timing of our annual share-based compensation grant which caused a higher expense rate for accelerated vesting in the first quarter of the current fiscal year than in the comparable period. In addition, our continued investments in our mass customization platform through additional hiring in cost-efficient talent markets and increased volumes contributed to higher central operating costs year over year.

Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Year Ended June 30,
	2022	2021	2020
Net cash provided by operating activities	$219,536	$265,221	$338,444
Net cash used in investing activities	(3,997)	(354,316)	(66,864)
Net cash (used in) provided by financing activities	(106,572)	224,128	(258,255)
The cash flows during the year ended June 30, 2022 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $194.8 million primarily related to adjustments for depreciation and amortization of $175.7 million, share-based compensation costs of $49.8 million, and deferred taxes of $22.9 million, which were partially offset by negative adjustments for unrealized currency-related gains of $39.9 million and gains on ineffective interest rate swaps of $6.4 million
•Proceeds from the maturity of held-to-maturity securities of $151.2 million
•Total net working capital impacts of $75.4 million were a source of cash. Accounts payable and accrued expense inflows were partially offset by inventory, accounts receivable and other asset outflows
•The early termination and settlement of derivative contracts resulted in $19.7 million of cash proceeds. $2.2 million of these cash proceeds was from the termination or settlement of net investment hedges and is presented in investing activities. The remainder of the cash proceeds are presented in operating activities, a portion of which is included in net working capital
•Proceeds from the sale of assets in the normal course of business of $14.5 million, primarily the sale of land adjacent to one of our production facilities
Cash outflows:
•Net loss of $50.6 million
•Business acquisitions for $75.3 million, net of cash acquired, primarily related to the Depositphotos acquisition
•Internal and external costs of $65.3 million for software and website development that we have capitalized
•Capital expenditures of $54.0 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•$43.6 million for the payment of purchase consideration included in the 99designs acquisition's fair value
•Repayments of debt for $14.5 million
•Payments for finance lease arrangements, excluding the payment associated with the purchase option exercise included below, of $9.6 million
•Purchase and sale of a previously leased facility that resulted in a net payment of $4.7 million due to our exercise of the lease purchase option and subsequent sale
•A $4.0 million distribution to noncontrolling interest holders
•Payment of withholding taxes in connection with share awards of $3.2 million
•$1.8 million for the final settlement for the purchase of noncontrolling interests in our PrintBrothers businesses, for which an initial payment was made in fiscal year 2021

•Financing fees of $1.4 million from our fourth quarter fiscal year 2021 credit facility amendment that have been capitalized
Additional Liquidity and Capital Resources Information. At June 30, 2022, we had $277.1 million of cash and cash equivalents, $50.0 million of marketable securities and $1,705.4 million of debt, excluding debt issuance costs and debt premiums and discounts. During the year ended June 30, 2022, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
Noncontrolling Interests. The put options for several of our noncontrolling interests are exercisable during the first half of fiscal year 2023. Exercising a put option is at the discretion of each noncontrolling interest holder, which creates uncertainty around the timing of our cash outflow should an option be exercised. The total estimated redemption value for these noncontrolling interests as of June 30, 2022 is $103.6 million. Refer to Note 14 in our accompanying consolidated financial statements for additional details.
Indefinitely Reinvested Earnings. As of June 30, 2022, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $49.0 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at June 30, 2022 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$85,176	$28,146	$37,465	$10,958	$8,607
Purchase commitments	310,797	150,307	97,237	63,252	—
Senior unsecured notes and interest payments	768,000	42,000	84,000	642,000	—
Senior secured credit facility and interest payments (2)	1,407,935	66,289	129,884	125,399	1,086,363
Other debt	8,063	2,800	4,735	528	—
Finance leases, net of subleases (1)	16,809	5,016	7,480	3,891	422
Other	8,425	8,425	—	—	—
Total (3)	$2,605,205	$302,983	$360,801	$846,028	$1,095,392
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.2 million as of June 30, 2022 have been excluded from the contractual obligations table above. See Note 13 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit in the amount of $1.8 million in the aggregate.
Purchase Commitments. At June 30, 2022, we had unrecorded commitments under contract of $310.8 million. Purchase commitments consisted of inventory, third-party fulfillment and digital service purchase commitments of $124.4 million; third-party cloud services of $113.9 million; advertising of $18.1 million; software of

$23.7 million; commitments for professional and consulting fees of $6.4 million; production and computer equipment purchases of $7.1 million; and other unrecorded purchase commitments of $17.3 million.
Senior Secured Credit Facility and Interest Payments. As of June 30, 2022, we have borrowings under our Restated Credit Agreement of $1,097.3 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million revolver under our Restated Credit Agreement has $243.6 million unused as of June 30, 2022. There are no drawn amounts on the revolver, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and any amounts drawn under the revolver will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of June 30, 2022 and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of June 30, 2022, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 10 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2022, we had $8.1 million outstanding for those obligations that have repayments due on various dates through March 2027.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at June 30, 2022 is $19.2 million, net of accumulated depreciation of $38.5 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at June 30, 2022 amounts to $21.4 million.
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
The table below sets forth operating income and adjusted EBITDA for the years ended June 30, 2022, 2021 and 2020:

In thousands	Year Ended June 30,
	2022	2021	2020
GAAP operating income	$47,298	$123,510	$55,969
Exclude expense (benefit) impact of:
Depreciation and amortization	175,681	173,212	167,943
Proceeds from insurance	—	122	—
Share-based compensation expense	49,766	37,034	33,252
Earn-out related charges	—	—	(54)
Certain impairments and other adjustments	(9,709)	20,453	104,593
Restructuring-related charges	13,603	1,641	13,543
Realized gains (losses) on currency derivatives not included in operating income (1)	4,424	(6,854)	24,533
Adjusted EBITDA	$281,063	$349,118	$399,779
_________________
(1) These realized gains (losses) include only the impacts of currency derivative contracts that are intended to hedge our exposure to foreign currencies for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the years ended June 30, 2022, 2021 and 2020:

In thousands	Year Ended June 30,
	2022	2021	2020
Net cash provided by operating activities (1)	$219,536	$265,221	$338,444
Purchases of property, plant and equipment	(54,040)	(38,524)	(50,467)
Capitalization of software and website development costs	(65,297)	(60,937)	(43,992)
Adjusted free cash flow	$100,199	$165,760	$243,985
_________________
(1) The decrease of net cash provided by operating activities was driven by the decrease in operating income as described earlier in this section.

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

Revenue Recognition. We generate revenue primarily from the sale and shipment of customized manufactured products. To a much lesser extent (and only in our Vista business) we provide digital services, website design and hosting, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenues are recognized when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

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

Our performance share units, or PSUs, are estimated at fair value on the date of grant, which is fixed throughout the vesting period. The fair value is determined using a Monte Carlo simulation valuation model. As the PSUs include both a service and market condition the related expense is recognized using the accelerated expense attribution method over the requisite service period for each separately vesting portion of the award. For PSUs that meet the service vesting condition, the expense recognized over the requisite service period will not be reversed if the market condition is not achieved. The compensation expense for these awards is estimated at fair value using a Monte Carlo simulation valuation model and compensation costs are recorded only if it is probable that the performance condition will be achieved.

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

We are required to evaluate the estimated useful lives and recoverability of definite lived long-lived assets (for example, customer relationships, developed technology, property, and equipment) on an ongoing basis when indicators of impairment are present. For purposes of the recoverability test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the undiscounted future cash flows, the assets are considered to be potentially impaired. The next step in the impairment measurement process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each long-lived asset within the group based on their relative carrying values, with no asset reduced below its fair value. The identification and evaluation of a potential impairment requires judgment and is subject to change if events or circumstances pertaining to our business change. We evaluated our long-lived assets for impairment during the year ended June 30, 2022, and we recognized no impairments.

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
As of June 30, 2022, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of June 30, 2022, we had $1,097 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of June 30, 2022, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps, would result in a $6.4 million impact to interest expense over the next 12 months.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income (expense), net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income (expense), net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $2.8 million on our income before income taxes for the year ended June 30, 2022.

Item 8.         Financial Statements and Supplementary Data

CIMPRESS PLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cimpress plc

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cimpress plc and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of shareholders' deficit and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Goodwill - Quantitative Impairment Assessments
As described in Note 8 to the consolidated financial statements, the Company’s goodwill balance was $767 million as of June 30, 2022. Management performed a quantitative assessment for all nine reporting units with goodwill as of the annual goodwill impairment test date of May 31. For each reporting unit, the estimated fair value of the reporting unit exceeded the related carrying value and management concluded that no impairment existed. Management used the income approach, specifically the discounted cash flow method, to derive the fair value of each reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment assessments for certain reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of certain reporting units, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, operating margins, and discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value of certain reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, operating margins, and discount rates. Evaluating management’s assumptions related to the revenue growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
August 5, 2022
We have served as the Company’s auditor since 2014.

CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$277,053	$183,023
Marketable securities	49,952	152,248
Accounts receivable, net of allowances of $6,140 and $9,404, respectively	63,885	50,679
Inventory	126,728	70,044
Prepaid expenses and other current assets	108,697	72,504
Total current assets	626,315	528,498
Property, plant and equipment, net	286,826	328,679
Operating lease assets, net	80,694	87,626
Software and website development costs, net	90,474	87,690
Deferred tax assets	113,088	149,618
Goodwill	766,600	726,979
Intangible assets, net	154,730	186,744
Marketable securities, non-current	—	50,713
Other assets	48,945	35,951
Total assets	$2,167,672	$2,182,498
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$313,710	$199,831
Accrued expenses	253,841	247,513
Deferred revenue	58,861	50,868
Short-term debt	10,386	9,895
Operating lease liabilities, current	27,706	26,551
Other current liabilities	28,035	103,515
Total current liabilities	692,539	638,173
Deferred tax liabilities	41,142	27,433
Long-term debt	1,675,562	1,732,511
Operating lease liabilities, non-current	57,474	66,222
Other liabilities	64,394	96,410
Total liabilities	2,531,111	2,560,749
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	131,483	71,120
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,083,569 and 44,080,627 shares issued, respectively; 26,112,322 and 26,035,910 shares outstanding, respectively	615	615
Deferred ordinary shares, nominal value €1.00 per share, 25,000 shares authorized, none and 25,000 issued and outstanding, respectively	—	28
Treasury shares, at cost, 17,971,247 and 18,044,717 shares, respectively	(1,363,550)	(1,368,595)
Additional paid-in capital	501,003	459,904
Retained earnings	414,138	530,159
Accumulated other comprehensive loss	(47,128)	(71,482)
Total shareholders' deficit	(494,922)	(449,371)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,167,672	$2,182,498

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2022	2021	2020
Revenue	$2,887,555	$2,575,961	$2,481,358
Cost of revenue (1)	1,492,726	1,299,889	1,248,871
Technology and development expense (1)	292,845	253,060	253,252
Marketing and selling expense (1)	789,241	648,391	574,041
General and administrative expense (1)	197,345	195,652	183,054
Amortization of acquired intangible assets	54,497	53,818	51,786
Restructuring expense (1)	13,603	1,641	13,543
Impairment of goodwill	—	—	100,842
Income from operations	47,298	123,510	55,969
Other income (expense), net	61,463	(19,353)	22,874
Interest expense, net	(99,430)	(119,368)	(75,840)
Loss on early extinguishment of debt	—	(48,343)	—
Income (loss) before income taxes	9,331	(63,554)	3,003
Income tax expense (benefit)	59,901	18,903	(80,992)
Net (loss) income	(50,570)	(82,457)	83,995
Add: Net (income) attributable to noncontrolling interests	(3,761)	(2,772)	(630)
Net (loss) income attributable to Cimpress plc	$(54,331)	$(85,229)	$83,365
Basic net (loss) income per share attributable to Cimpress plc	$(2.08)	$(3.28)	$3.07
Diluted net (loss) income per share attributable to Cimpress plc	$(2.08)	$(3.28)	$3.00
Weighted average shares outstanding — basic	26,094,842	25,996,572	27,180,744
Weighted average shares outstanding — diluted	26,094,842	25,996,572	27,773,286
____________________________________________
(1) Share-based compensation is allocated as follows:

	Year Ended June 30,
	2022	2021	2020
Cost of revenue	$538	$387	$486
Technology and development expense	13,582	9,063	9,003
Marketing and selling expense	11,382	6,947	2,703
General and administrative expense	24,264	20,637	21,061
Restructuring expense	—	—	1,621

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2022	2021	2020
Net (loss) income	$(50,570)	$(82,457)	$83,995
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains, net of hedges	(9,990)	12,915	10,933
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	2,813	10,336	(24,570)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income on derivative instruments	26,197	(4,089)	5,774
Gain (loss) on pension benefit obligation, net	1,649	(336)	(1,195)
Comprehensive (loss) income	(29,901)	(63,631)	74,937
Add: Comprehensive (income) attributable to noncontrolling interests	(76)	(4,404)	(391)
Total comprehensive (loss) income attributable to Cimpress plc	$(29,977)	$(68,035)	$74,546
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
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
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2020	44,080	$615	25	$28	(18,195)	$(1,376,496)	$438,616	$618,437	$(88,676)	$(407,476)
Issuance of ordinary shares due to share option exercises, net of shares withheld for taxes	—	—	—	—	30	3	(2,283)	—	—	(2,280)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	120	7,898	(13,655)	—	—	(5,757)
Share-based compensation expense	—	—	—	—	—	—	37,226	—	—	37,226
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(85,229)	—	(85,229)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(3,049)	—	(3,049)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	6,247	6,247
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	11,283	11,283
Unrealized loss on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	(336)	(336)
Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$530,159	$(71,482)	$(449,371)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (CONTINUED)
(in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$530,159	$(71,482)	$(449,371)
Purchase and cancellation of deferred ordinary shares	—	—	(25)	(28)	—	—	—	—	—	(28)
Restricted share units vested, net of shares withheld for taxes	4	—	—	—	74	5,045	(8,315)	—	—	(3,270)
Share-based compensation expense	—	—	—	—	—	—	49,686	—	—	49,686
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(54,331)	—	(54,331)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(61,690)	—	(61,690)
Decrease in noncontrolling interest due to share purchase	—	—	—	—	—	—	(272)	—	—	(272)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	29,010	29,010
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(6,305)	(6,305)
Unrealized gain on pension benefit obligation, net of tax	—	—	—	—	—	—	—	—	1,649	1,649
Balance at June 30, 2022	44,084	$615	—	$—	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2022	2021	2020
Operating activities
Net (loss) income	$(50,570)	$(82,457)	$83,995
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	175,681	173,212	167,943
Impairment of goodwill	—	—	100,842
Share-based compensation expense	49,766	37,034	34,874
Impairment of long-lived assets	—	19,882	—
Deferred taxes	22,879	(10,284)	(106,864)
Loss on early extinguishment of debt	—	48,343	—
Unrealized (gain) loss on derivatives not designated as hedging instruments included in net (loss) income	(40,408)	17,323	7,731
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	537	240	(802)
Other non-cash items	(13,704)	7,041	11,229
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(18,119)	(11,474)	26,659
Inventory	(44,089)	16,382	(18,328)
Prepaid expenses and other assets	(5,989)	(2,606)	11,946
Accounts payable	109,977	29,367	(17,547)
Accrued expenses and other liabilities	33,575	23,218	36,766
Net cash provided by operating activities	219,536	265,221	338,444
Investing activities
Purchases of property, plant and equipment	(54,040)	(38,524)	(50,467)
Proceeds from the sale of subsidiaries, net of transaction costs and cash divested	—	—	(1,124)
Business acquisitions, net of cash acquired	(75,258)	(53,410)	(4,272)
Capitalization of software and website development costs	(65,297)	(60,937)	(43,992)
Proceeds from the sale of assets	37,771	5,696	1,644
Proceeds from maturity of held-to-maturity investments	151,200	—	—
Payments for settlement of derivatives designated as hedging instruments	2,244	(3,291)	29,791
Other investing activities	(617)	(269)	1,556
Net cash used in investing activities	(3,997)	(354,316)	(66,864)
Financing activities
Proceeds from borrowings of debt	—	665,682	1,281,490
Proceeds from Term Loan B	—	1,149,751	—
Proceeds from issuance of senior notes	—	—	210,500
Proceeds from issuance of 12% Senior Secured Notes due 2025	—	—	271,568
Proceeds from issuance of warrants	—	—	22,432
Payments of debt	(14,510)	(1,242,606)	(1,337,334)
Payments for early redemption of 12% Senior Secured Notes due 2025	—	(309,000)	—
Payments of debt issuance costs	(1,444)	(11,963)	(22,570)
Payments of purchase consideration included in acquisition-date fair value	(43,647)	(1,205)	(358)
Payments of withholding taxes in connection with equity awards	(3,219)	(5,757)	(41,709)
Payments of finance lease obligations	(37,512)	(8,000)	(9,511)
Purchase of noncontrolling interests	(2,165)	(5,063)	—
Purchase of ordinary shares	—	—	(627,056)
Proceeds from issuance of ordinary shares	—	(2,280)	6
Distribution to noncontrolling interest	(3,963)	(4,747)	(3,955)
Other financing activities	(112)	(684)	(1,758)
Net cash (used in) provided by financing activities	(106,572)	224,128	(258,255)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended June 30,
	2022	2021	2020
Effect of exchange rate changes on cash	(14,937)	2,969	(3,583)
Net increase in cash and cash equivalents	94,030	138,002	9,742
Cash and cash equivalents at beginning of period	183,023	45,021	35,279
Cash and cash equivalents at end of period	$277,053	$183,023	$45,021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$98,099	$116,977	$72,906
Income taxes	32,987	27,870	13,520
Non-cash investing and financing activities
Property and equipment acquired under finance leases	7,033	6,996	1,605
Amounts accrued related to property, plant and equipment	12,810	4,462	8,371
Amounts accrued related to capitalized software development costs	124	2,830	—
Amounts accrued related to business acquisitions	8,425	45,025	2,289
See accompanying notes.

CIMPRESS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of the Business
Cimpress is a strategically focused group of more than a dozen businesses that specialize in mass customization of printing and related products, via which we deliver large volumes of individually small-sized customized orders. Our products include a broad range of marketing materials, business cards, signage, promotional products, logo apparel, packaging, books and magazines, wall decor, photo merchandise, invitations and announcements, and other categories. Mass customization is a core element of the business model of each Cimpress business and is a competitive strategy which seeks to produce goods and services to meet individual customer needs with near mass production efficiency.
In October 2021 our Vista business and reportable segment began evolving its brand architecture to "Vista". Brands like "VistaPrint", "VistaCreate", "99designs by Vista", Vista x Wix, and "Vista Corporate Solutions" now operate within the "Vista" brand architecture. This move should help open customers' minds to allow us to serve a broader set of their needs across a wide range of products and solutions that includes design, social media and web presence as well as print. No changes were made to our internal organizational or reporting structure as a result of this rebranding, but we we now refer to this reportable segment as "Vista". Refer to Note 15 for additional details.
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

In light of the recent Russian invasion of Ukraine and the related sanctions that have been placed on certain Russian entities and activities, we have evaluated the impacts that these events have on our business and on our financial results. Currently, we have no material exposure to Ukraine and Russia in terms of revenue, supply and tangible assets. We also considered any triggering events for our intangibles assets and due to the limited exposure we have to both countries, we concluded that no triggering events have occurred. We do have employees in Ukraine from our recently acquired Depositphotos business, and we are providing financial and other assistance to those employees. The impact of these costs are not material to our financial results.

Revision of Prior Period Financial Statements
Foreign Currency Gains Associated with Intercompany Loan Hedge
During the second fiscal quarter of 2022, we identified an error related to the recognition of foreign currency gains that were included in other income (expense), net within our consolidated statements of operations, associated with a net investment hedge. In May 2021, we designated a €300,000 intercompany loan as a net investment hedge to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in one of our consolidated subsidiaries that has the Euro as its functional currency. As this hedging instrument was designated as a net investment hedge, all foreign currency gains and losses should be recognized in accumulated other comprehensive loss as part of currency translation adjustment. For the year ended June 30, 2021, we incorrectly recognized $7,518 of gains in other income (expense), net. This error overstated other income (expense), net; income (loss) before income taxes; and net loss for the period but did not have an impact on cash provided by operating activities, since it is a non-cash currency item. Included below are the revisions made for each period presented.

Consolidated Balance Sheets	As of June 30, 2021
	Reported	Adjustments	Revised
Accumulated other comprehensive loss	$(79,000)	$7,518	$(71,482)
Retained earnings	537,677	(7,518)	530,159

Consolidated Statements of Operations	Year ended June 30, 2021
	Reported	Adjustments	Revised
Other income (expense), net	$(11,835)	$(7,518)	$(19,353)
Loss before income taxes	(56,036)	(7,518)	(63,554)
Net loss	(74,939)	(7,518)	(82,457)
Net loss attributable to Cimpress plc	(77,711)	(7,518)	(85,229)
Net loss per share attributable to Cimpress plc:
Basic	$(2.99)	$(0.29)	$(3.28)
Diluted	$(2.99)	$(0.29)	$(3.28)

Consolidated Statements of Comprehensive (Loss) Income	Year ended June 30, 2021
	Reported	Adjustments	Revised
Net loss	$(74,939)	$(7,518)	$(82,457)
Foreign currency translation losses, net of hedges	5,397	7,518	12,915

Consolidated Statements of Shareholders' Deficit	Year ended June 30, 2021
	Reported	Adjustments	Revised
Net loss attributable to Cimpress plc	$(77,711)	$(7,518)	$(85,229)
Foreign currency translation, net of hedges	3,765	7,518	11,283

Consolidated Statements of Cash Flows	Year ended June 30, 2021
	Reported	Adjustments	Revised
Net loss	$(74,939)	$(7,518)	$(82,457)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(7,278)	7,518	240

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
The revision for the year ended June 30, 2021 is summarized in the table below.

Consolidated Statements of Operations	Year ended June 30, 2021
	Reported	Adjustments	Revised
Revenue	$2,592,513	$(16,552)	$2,575,961
Cost of revenue	1,316,441	(16,552)	1,299,889
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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consist of depository accounts and money market funds. Cash and cash equivalents restricted for use were $543 and $537 as of June 30, 2022 and 2021, respectively, and are included in other assets in the accompanying consolidated balance sheets.
For bank accounts that are overdrawn at the end of a reporting period, including any net negative balance in our notional cash pool, we reclassify these overdrafts to short-term debt on our consolidated balance sheets. Book overdrafts that result from outstanding checks in excess of our bank balance are reclassified to other current liabilities. We did not have a bank or book overdraft for any of the periods presented.

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

We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the years ended June 30, 2022 and 2021, and we held no marketable securities during the year ended June 30, 2020.
The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of June 30, 2022 and June 30, 2021.

	June 30, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$49,952	$(546)	$49,406
Total held-to-maturity securities	$49,952	$(546)	$49,406

	June 30, 2021
	Amortized cost	Unrealized gains	Fair value
Due within one year or less:
Commercial paper	$74,463	$(28)	$74,407
Corporate debt securities	77,785	(57)	77,638
Total due within one year or less	152,248	(85)	152,045
Due after one year through two years:
Corporate debt securities	50,713	(90)	50,721
Total held-to-maturity securities	$202,961	$(175)	$202,766
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
Software and Website Development Costs
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

Amortization of previously capitalized amounts in the years ended June 30, 2022, 2021 and 2020 was $54,646, $47,560, and $40,753, respectively, resulting in accumulated amortization of $273,629 and $231,482 at June 30, 2022 and 2021, respectively.
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
During the year ended June 30, 2021, our intent to occupy two leased spaces changed, and we performed the required impairment assessment for the right-of-use assets. The assessment resulted in a total impairment charge of $12,769 for both right-of-use assets as well as an $8,303 impairment charge for abandoned assets associated with the leased spaces. These charges were recognized in general and administrative expense. Refer to Note 16 for additional information about the lease changes in fiscal year 2021.
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

For the years ended June 30, 2022 and 2021, we recognized no goodwill impairment charges, and during the year ended June 30, 2020, we recognized a goodwill impairment charge of $100,842. We recognized a partial impairment of the goodwill of our Exaprint reporting unit of $40,391 (a business within The Print Group reportable segment), a full impairment of the goodwill of our National Pen reporting unit of $34,434 and a full impairment of the goodwill of our VIDA reporting unit of $26,017 (a business previously reported within All Other Businesses reportable segment).

Refer to Note 8 for additional details regarding the annual goodwill impairment test performed in the current fiscal year.
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

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which could include interest rate swap contracts and cross-currency swap contracts. In a cash flow hedging relationship, the effective and ineffective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive (loss) income. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings. For derivatives designated as cash flow hedges, we present the settlement amount of these contracts within cash from operating activities in our consolidated statement of cash flows, if the hedged item continues after contract settlement.

Derivatives designated and qualifying as hedges of currency exposure of a net investment in a foreign operation are considered net investment hedges which could include cross-currency swap and currency forward contracts as well as intercompany loans. In hedging the currency exposure of a net investment in a foreign operation, the effective and ineffective portion of gains and losses on the hedging instruments is recognized in accumulated other comprehensive (loss) income as part of currency translation adjustment. The portion of gain or loss on the derivative instrument previously recorded in accumulated other comprehensive (loss) income remains in accumulated other comprehensive (loss) income until we reduce our investment in the hedged foreign operation through a sale or substantial liquidation.

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
Shareholders' Deficit

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income is composed of net (loss) income, unrealized gains and losses on derivatives, unrealized loss on pension benefit obligation, and cumulative foreign currency translation adjustments, which are included in the accompanying consolidated statements of comprehensive income.

Treasury Shares

Treasury shares are accounted for using the cost method and are included as a component of shareholders' equity. Prior to June 2022, we reissued treasury shares as part of our share-based compensation programs and as consideration for some of our acquisition transactions. Upon issuance of treasury shares we determine the cost using the average cost method.

Warrants

We bifurcate and separately account for a detachable warrant as a separate equity instrument. The value assigned to the warrants was determined based on a relative fair value allocation between the warrants and related debt. The fair value of the warrants was determined using a Monte Carlo valuation and applying a discount for the lack of marketability for the warrants. We present the allocated value for the warrants within additional paid-in capital in our consolidated balance sheet. Refer to Note 11 for additional details.
Revenue Recognition

We generate revenue primarily from the sale and shipment of customized manufactured products. We also generate revenue, to a much lesser extent (and primarily in our Vista business) from digital services, website design and hosting, professional design services, and email marketing services, as well as a small percentage from order referral fees and other third-party offerings. Revenues are recognized when control of the promised products or services is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Shipping revenues are recognized when control of the related products is transferred to the customer. For design service arrangements, we recognize revenue when the services are complete. A portion of this revenue relates to design contests in which we have determined that we are the principal in the arrangement as we satisfy our contractual performance obligation to provide the customer with the benefit of our platform and network of designers.

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

We record deferred revenue when cash payments are received in advance of our satisfaction of the related performance obligation. The satisfaction of performance obligations generally occurs shortly after cash payment and we expect to recognize our deferred revenue balance as revenue within three months subsequent to June 30, 2022.

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

For jurisdictions in which there are statutorily required minimum benefits for involuntary terminations, severance benefits are documented in an employee manual or labor contract, or are consistent with prior restructuring plan benefits, we evaluate these benefits as ongoing benefit arrangements. We recognize the liability for these arrangements when it is probable that the employee would be entitled to the benefits and the amounts can be reasonably estimated. The expense timing generally occurs when management has committed to and approved the restructuring plan.

Involuntary termination benefits that are in excess of statutory minimum requirements and prior restructuring plan benefits are recognized as one-time termination benefits and expensed at the date we notify the employee, unless the employee must provide future service beyond the statutory minimum retention period, in which case the benefits are expensed ratably over the future service period. Liabilities for costs associated with a facility exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan, and are measured at fair value. Restructuring costs are presented as a separate financial statement line within our consolidated statement of operations.

Advertising Expense

Our advertising costs are primarily expensed as incurred and included in marketing and selling expense. Advertising expense for the years ended June 30, 2022, 2021 and 2020 was $408,566, $333,665, and $302,449, respectively, which consisted of external costs related to customer acquisition and retention marketing campaigns.

Research and Development Expense

Research and development costs are expensed as incurred and included in technology and development expense. Research and development expense for the years ended June 30, 2022, 2021 and 2020 was $56,996, $49,254, and $49,201, respectively, which consisted of costs related to enhancing our manufacturing engineering and technology capabilities.

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
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended June 30,
	2022	2021	2020
Gains (losses) on derivatives not designated as hedging instruments (1)	$58,148	$(20,728)	$20,564
Currency-related gains, net (2)	244	1,005	2,309
Other gains	3,071	370	1
Total other income (expense), net (3)	$61,463	$(19,353)	$22,874
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments,as well as the ineffective portion of certain interest rate swap contracts that have been de-designated from hedge accounting. For contracts not designated as hedging instruments, we realized gains of $9,955 and $28,902, respectively, for the years ended June 30, 2022 and 2020, and losses of $6,854 for the year ended June 30, 2021. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related (losses) gains, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, we have certain cross-currency swaps designated as cash flow hedges which hedge the remeasurement of certain intercompany loans; refer to Note 4 for additional details relating to these cash flow hedges.
(3) During fiscal year 2022, we identified an immaterial error and revised our previously reported results to reduce the gain presented above by $7,518 for the year ended June 30, 2021. Refer to the "Revision of Prior Period Financial Statements" section above for additional details.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Year Ended June 30,
	2022	2021	2020
Weighted average shares outstanding, basic	26,094,842	25,996,572	27,180,744
Weighted average shares issuable upon exercise/vesting of outstanding share options/RSUs/warrants (1)	—	—	592,542
Shares used in computing diluted net (loss) income per share attributable to Cimpress plc	26,094,842	25,996,572	27,773,286
Weighted average anti-dilutive shares excluded from diluted net (loss) income per share attributable to Cimpress plc (1)(2)	762,086	494,329	1,325
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs, RSAs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the years ended June 30, 2022 and 2021, the weighted average anti-dilutive effect of the warrants were 138,088 and 368,933 shares, respectively. For the year ended June 30, 2020, the weighted average dilutive effect of the warrants was 73,719 shares, respectively.
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

Concentrations of Credit Risk

We monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. We do not have any customers that accounted for greater than 10% of our accounts receivable as of June 30, 2022 and 2021. We do not have any customers that accounted for greater than 10% of our revenue for the years ended June 30, 2022, 2021 and 2020.

We maintain an allowance for doubtful accounts for potential credit losses based upon specific customer accounts and historical trends, and such losses to date in the aggregate have not materially exceeded our expectations.

Lease Accounting

We determine if an arrangement contains a lease at contract inception. We consider an arrangement to be a lease if it conveys the right to control an identifiable asset for a period of time. Costs for operating leases that include incentives such as payment escalations or rent abatement are recognized on a straight-line basis over the term of the lease. Additionally, inducements received are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their expected useful life or the lease term, excluding renewal periods.

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

We have subleased a small amount of our equipment and real estate lease portfolio to third parties, making us the lessor. Most of these subleases meet the criteria for operating lease classification and the related sublease income is recognized on a straight-line basis over the lease term within the consolidated statement of operations. To a lesser extent, where we have leases in which we are the lessees, we classify the leases as finance leases and have subleased the asset under similar terms, resulting in their classification as direct financing leases. For direct financing leases, we recognize a sublease receivable within prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

In July 2021, the FASB issued Accounting Standards Update No. 2021-05 "Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments". We early adopted the standard in the second quarter of fiscal year 2022, which provides the option for lessors to classify direct-financing or sales-type leases as operating leases if a loss would have been incurred at lease commencement when considering non-indexed variable lease payments in the classification test. We sublease a small number of equipment assets which are classified as direct-financing leases; the variable lease payments associated with these leases would not have created a loss on day one. Therefore, the impact of this adoption had no effect on our consolidated financial statements.

Issued Accounting Standards to be Adopted

In May 2021, the FASB issued Accounting Standards Update No. 2021-04 "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" (ASU 2021-04), which provides authoritative guidance for the accounting treatment of contracts in an entity's own equity when calculating earnings per share. The standard is effective for us on July 1, 2022. We recognize freestanding equity-classified warrants on our consolidated balance sheet and the effect of those warrants on earnings per share is currently calculated under the treasury stock method. After adopting the standard, we will be required to prospectively apply the weighted average method when calculating the effect of warrants on our earnings per share. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$14,336	$—	$14,336	$—
Currency forward contracts	20,638	—	20,638	—
Currency option contracts	10,611	—	10,611	—
Total assets recorded at fair value	$45,585	$—	$45,585	$—

Liabilities
Cross-currency swap contracts	(446)	—	(446)	—
Currency forward contracts	(505)	—	(505)	—
Currency option contracts	(9)	—	(9)	—
Total liabilities recorded at fair value	$(960)	$—	$(960)	$—

	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Currency forward contracts	$1,679	$—	$1,679	$—
Total assets recorded at fair value	$1,679	$—	$1,679	$—

Liabilities
Interest rate swap contracts	$(25,193)	$—	$(25,193)	$—
Cross-currency swap contracts	(9,914)	—	(9,914)	—
Currency forward contracts	(19,651)	—	(19,651)	—
Currency option contracts	(3,080)	—	(3,080)	—
Total liabilities recorded at fair value	$(57,838)	$—	$(57,838)	$—
During the years ended June 30, 2022 and 2021, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of June 30, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of June 30, 2022 and June 30, 2021, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of June 30, 2022 and June 30, 2021, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,705,365 and $1,764,856, respectively, and the fair value was $1,600,627 and $1,767,209, respectively. Our debt at June 30, 2022 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of June 30, 2022 and June 30, 2021 our held-to-maturity marketable securities were held at an amortized cost of $49,952 and $202,961, respectively, while the fair value was $49,406 and $202,766, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

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

As of June 30, 2022, we estimate that $1,970 will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2023. As of June 30, 2022, we had fourteen effective outstanding interest rate swap contracts indexed to USD LIBOR. These hedges have varying start dates and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of June 30, 2022	$400,000
Contracts with a future start date	430,000
Total	$830,000
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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of June 30, 2022, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income (expense), net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of June 30, 2022, we estimate that $1,892 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending June 30, 2023.
Other Currency Hedges
We execute currency forward and option contracts in order to mitigate our exposure to fluctuations in various currencies against our reporting currency, the U.S. dollar. These contracts or intercompany loans may be designated as hedges to mitigate the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in consolidated subsidiaries that have the Euro as their functional currency. Amounts reported in accumulated other comprehensive loss are recognized as a component of our cumulative translation adjustment.
In April 2022 we early terminated all of our currency forward contracts designated as net investment hedges, and as of June 30, 2022 we had no currency forward contracts designated as net investment hedges. We have one intercompany loan designated as a net investment hedge with a total notional amount of $364,524 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the years ended June 30, 2022 and 2021, we experienced volatility within other income (expense), net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.

As of June 30, 2022, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$437,323	June 2020 through June 2022	Various dates through October 2024	621	Various
Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of June 30, 2022 and June 30, 2021. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	June 30, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$14,336	$—	$14,336	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(446)	—	(446)
Total derivatives designated as hedging instruments		$14,336	$—	$14,336		$(446)	$—	$(446)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	24,440	(3,802)	20,638	Other current liabilities / other liabilities	(505)	—	(505)
Currency option contracts	Other current assets / other assets	10,612	(1)	10,611	Other liabilities	(9)	—	(9)
Total derivatives not designated as hedging instruments		$35,052	$(3,803)	$31,249		$(514)	$—	$(514)

	June 30, 2021
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$—	$—	$—	Other current liabilities / other liabilities	$(23,527)	$176	$(23,351)
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(9,914)	—	(9,914)
Derivatives in Net Investment Hedging Relationships
Currency forward contracts	Other assets	—	—	—	Other current liabilities / other liabilities	(11,379)	—	(11,379)
Total derivatives designated as hedging instruments		$—	$—	$—		$(44,820)	$176	$(44,644)

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	$—	$—	$—	Other liabilities	$(1,842)	$—	$(1,842)
Currency forward contracts	Other current assets / other assets	1,796	(117)	1,679	Other current liabilities / other liabilities	(11,510)	3,238	(8,272)
Currency option contracts	Other current assets / other assets	—	—	—	Other current liabilities / other liabilities	(3,315)	235	(3,080)
Total derivatives not designated as hedging instruments		$1,796	$(117)	$1,679		$(16,667)	$3,473	$(13,194)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive income (loss) for the years ended June 30, 2022, 2021 and 2020:

	Year Ended June 30,
	2022	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$25,511	$3,340	$(28,259)
Cross-currency swaps	(22,698)	6,996	3,689
Derivatives in net investment hedging relationships
Intercompany loan	49,225	7,518	—
Currency forward contracts	13,622	(19,052)	21,240
Total	$65,660	$(1,198)	$(3,330)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended June 30, 2022, 2021 and 2020:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Affected line item in the Statement of Operations
	Year Ended June 30,
	2022	2021	2020
Derivatives in cash flow hedging relationships
Interest rate swaps	$9,998	$6,967	$3,041	Interest expense, net
Cross-currency swaps	18,286	(10,950)	4,583	Other income (expense), net
Total before income tax	28,284	(3,983)	7,624	Income (loss) before income taxes
Income tax	(2,087)	(106)	(1,850)	Income tax expense (benefit)
Total	$26,197	$(4,089)	$5,774

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the years ended June 30, 2022, 2021 and 2020 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that no longer qualify as hedging instruments.

				Affected line item in the Statement of Operations
	Year Ended June 30,
	2022	2021	2020
Currency contracts	$51,784	$(24,235)	$20,882	Other income (expense), net
Interest rate swaps	6,364	3,507	(318)	Other income (expense), net
Total	$58,148	$(20,728)	$20,564

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $16,722, $764, and $1,709 for the years ended June 30, 2022, 2021 and 2020:

	(Losses) gains on cash flow hedges (1)	(Losses) gains on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2019	$(11,282)	$(204)	$(68,371)	$(79,857)
Other comprehensive (loss) income before reclassifications	(24,570)	(1,195)	11,172	(14,593)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	5,774	—	—	5,774
Net current period other comprehensive (loss) income	(18,796)	(1,195)	11,172	(8,819)
Balance as of June 30, 2020	(30,078)	(1,399)	(57,199)	(88,676)
Other comprehensive (loss) income before reclassifications	10,336	(336)	11,283	21,283
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(4,089)	—	—	(4,089)
Net current period other comprehensive (loss) income	6,247	(336)	11,283	17,194
Balance as of June 30, 2021	(23,831)	(1,735)	(45,916)	(71,482)
Other comprehensive income before reclassifications	2,813	1,649	(6,305)	(1,843)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	26,197	—	—	26,197
Net current period other comprehensive income	29,010	1,649	(6,305)	24,354
Balance as of June 30, 2022	$5,179	$(86)	$(52,221)	$(47,128)
________________________
(1) (Losses) gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of June 30, 2022 and June 30, 2021, the translation adjustment is inclusive of both the unrealized and realized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 and $1,457 have been included in accumulated other comprehensive loss as of June 30, 2022 and 2021, respectively. Intercompany loan hedge gains of $56,743 and $7,518, net of tax, have been included in accumulated other comprehensive loss as of June 30, 2022 and 2021, respectively. .

6. Property, Plant and Equipment, Net
    Property, plant, and equipment, net consists of the following:

		June 30,
	Estimated useful lives	2022	2021
Land improvements	10 years	$4,899	$5,053
Building and building improvements	10 - 30 years	180,295	191,653
Machinery and production equipment	4 - 10 years	366,647	380,013
Machinery and production equipment under finance lease	4 - 10 years	57,669	73,321
Computer software and equipment	3 - 5 years	105,778	119,742
Furniture, fixtures and office equipment	5 - 7 years	35,681	38,357
Leasehold improvements	Shorter of lease term or expected life of the asset	52,671	64,060
Construction in progress		13,117	7,242
		816,757	879,441
Less accumulated depreciation, inclusive of assets under finance lease		(557,981)	(583,752)
		258,776	295,689
Land		28,050	32,990
Property, plant, and equipment, net		$286,826	$328,679

    Depreciation expense, inclusive of assets under finance leases, totaled $67,513, $71,057, and $74,665 for the years ended June 30, 2022, 2021 and 2020, respectively.

7. Business Combinations

Fiscal 2022 Acquisitions

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
owned content and developed technology.

The fair value of the assets acquired and liabilities assumed was:

	Amount	Weighted Average Useful Life in Years
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$7,173	n/a
Accounts receivable, net	329	n/a
Prepaid expenses and other current assets	448	n/a
Property, plant and equipment, net	611	n/a
Operating lease assets, net	383	n/a
Other assets	324	n/a
Accounts payable	(843)	n/a
Accrued expenses	(5,009)	n/a
Deferred revenue	(10,999)	n/a
Operating lease liabilities, current	(152)	n/a
Deferred tax liabilities	(4,402)	n/a
Operating lease liabilities, non-current	(231)	n/a
Identifiable intangible assets:
Customer relationships	11,600	4 years
Trade name	2,500	10 years
Developed technology	2,300	2 years
Owned content	7,700	10 years
Goodwill	73,168	n/a
Total purchase price	$84,900	n/a

Depositphotos has been included in our consolidated financial statements starting on its acquisition date. The revenue and earnings of Depositphotos included in our consolidated financial statements for the year ended June 30, 2022 are not material, and therefore no proforma financial information is presented. We used our cash on hand to fund the acquisition. In connection with the acquisition, we incurred $887 in general and administrative expenses, as part of our central and corporate costs during the year ended June 30, 2022, primarily related to legal, financial, and other professional services.

Other Acquisition

On January 21, 2022, we completed an investment in a European company that is intended to support certain strategic initiatives within our PrintBrothers reportable segment. After giving effect to this investment, we have acquired approximately 75% of the company's shares for total cash and noncash consideration of $11,218. We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $10,484 which is not deductible for tax purposes. The net assets recognized largely consist of the cash and deferred tax liability balances acquired. The revenue and earnings included in our consolidated financial statements for the year ended June 30, 2022 are not material. We utilized our available cash balance to finance the acquisition.

Fiscal 2021 Acquisitions

Acquisition of 99designs, Inc.

On October 1, 2020, we acquired 99designs, Inc. and its subsidiaries ("99designs"), a global creative platform for graphic design. We acquired all outstanding shares of the company for a purchase price of $90,000, subject to a post-closing adjustment based on acquired cash, debt, and working capital as of the closing date. We paid $45,000 in cash at closing and paid the remaining purchase consideration, including the post-closing adjustment, on February 15, 2022. The acquisition is managed within our Vista business and provides a global platform that connects designers and clients, making it easier for small businesses to access both professional design services and marketing products in one place. We expect the synergies achieved through integration with the 99designs designer network to provide significant benefits to our Vista business.

The table below details the consideration transferred to acquire 99designs:

Cash consideration (paid at closing)	$45,000
Fair value of deferred payment	43,381
Final post closing adjustment	310
Total purchase price	$88,691

We recognized the assets and liabilities on the basis of their fair values at the date of the acquisition with any excess of the purchase price paid over the fair value of the net assets recorded as goodwill, which is primarily attributable to the synergies that we expect to achieve through the acquisition. The goodwill balance has been attributed to the Vista reporting unit and a portion of such goodwill balance is deductible for tax purposes. Additionally, we identified and valued 99designs intangible assets which include their trade name, designer network, and developed technology.
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

We used our senior secured credit facility to finance the acquisition. In connection with the acquisition, we incurred $1,183 in general and administrative expenses during the year ended June 30, 2021, primarily related to legal, financial, and other professional services.

Other Acquisition

On April 23, 2021 we completed an acquisition of a fast growing company with an attractive product capability as part of our BuildASign business, acquiring approximately 81% of the company's shares for total consideration of $18,535. We recognized the assets, liabilities and noncontrolling interest on the basis of their fair values at the date of the acquisition, resulting in goodwill of $14,208 which is not deductible for tax purposes. This acquisition is presented within our All Other Businesses segment. We utilized proceeds from our senior secured credit facility to finance the acquisition.

8. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill by reportable segment as of June 30, 2022 and June 30, 2021 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2020	$150,846	$129,764	$155,197	$186,097	$621,904
Acquisitions (1)	70,792	—	—	14,208	85,000
Effect of currency translation adjustments (2)	3,509	7,543	9,023	—	20,075
Balance as of June 30, 2021	225,147	137,307	164,220	200,305	726,979
Acquisitions (1)	73,168	10,484	—	—	83,652
Adjustments	(821)	—	—	—	(821)
Effect of currency translation adjustments (2)	(5,996)	(16,963)	(20,251)	—	(43,210)
Balance as of June 30, 2022	$291,498	$130,828	$143,969	$200,305	$766,600
________________________
(1) On October 1, 2021, we acquired Depositphotos Inc., which is included in our Vista reportable segment. In the third quarter of fiscal 2022, we recognized goodwill related to an immaterial acquisition within our PrintBrothers reportable segment. In fiscal year 2021, we acquired 99designs, which is included in our Vista reportable segment, and a small business included within our All Other Businesses reportable segment. Refer to Note 7 for additional details.
(2) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.
Annual Impairment Review
Our goodwill accounting policy establishes an annual goodwill impairment test date of May 31. For our fiscal year 2022 annual impairment assessment, we bypassed the qualitative test and performed a quantitative test for all nine reporting units with goodwill.
To perform our quantitative goodwill test, we used the income approach, specifically the discounted cash flow method, to derive the fair value of each reporting unit. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessment as we believe the income approach most appropriately measures our income-producing assets. We considered using the market approach but concluded it was not appropriate in valuing these particular reporting units given the lack of relevant market comparisons available. The cash flow projections in the fair value analysis are considered Level 3 inputs, and consist of management's estimates of revenue growth rates and operating margins, taking into consideration historical results, as well as industry and market conditions. The discount rate used in the fair value analysis is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The respective WACC percentages used for each reporting unit within our goodwill impairment test were derived from a group of comparable companies for each respective reporting unit and adjusted for the risk premium associated with each reporting unit. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values and no goodwill impairment was recognized.

Acquired Intangible Assets

	June 30, 2022			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$144,916	$(65,203)	$79,713	$152,347	$(59,432)	$92,915
Developed technology	96,120	(75,585)	20,535	99,905	(71,255)	28,650
Customer relationships	195,766	(160,247)	35,519	199,294	(152,410)	46,884
Customer network and other	23,946	(11,580)	12,366	22,301	(14,431)	7,870
Print network	22,982	(16,385)	6,597	26,182	(15,757)	10,425
Total intangible assets	$483,730	$(329,000)	$154,730	$500,029	$(313,285)	$186,744

    Acquired intangible assets amortization expense for the years ended June 30 2022, 2021, and 2020 was $54,497, $53,818, and $51,786 respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2023	$47,332
2024	31,785
2025	18,405
2026	12,235
2027	10,744
Thereafter	34,229
$154,730

9. Other Balance Sheet Components
Accrued expenses included the following:

	June 30, 2022	June 30, 2021
Compensation costs	$78,521	$73,861
Income and indirect taxes	41,886	46,074
Advertising costs	25,925	35,093
Shipping costs	10,228	9,401
Third party manufacturing and digital content costs (1)	15,790	6,881
Sales returns	6,286	5,636
Purchases of property, plant and equipment	642	1,110
Professional fees	2,394	4,210
Interest payable	2,477	2,399
Other	69,692	62,848
Total accrued expenses	$253,841	$247,513
_______________________
(1) The increase in third party manufacturing and digital content costs from June 30, 2021 to June 30, 2022 is primarily due to increased revenue causing higher third party fulfillment costs as well as the impact from our recent acquisition of Depositphotos on October 1, 2021. Refer to Note 7 for additional information about the acquisition.

Other current liabilities included the following:

	June 30, 2022	June 30, 2021
Current portion of finance lease obligations (1)	$6,684	$32,314
Short-term derivative liabilities (2)	4,299	20,530
Other (3)	17,052	50,671
Total other current liabilities	$28,035	$103,515
________________________
(1) The decrease in the current portion of our finance lease obligations is primarily due to the exercise of a purchase option for a previously leased facility that decreased our finance lease liability by $23,534. We immediately sold this facility to a third party and recognized a $3,324 gain on the sale of the asset during the year ended June 30, 2022. Refer to Note 16 for additional details.
(2) The decrease in short-term derivative liabilities is due to volatility in interest and foreign currency rates. Refer to Note 4 for additional details.
(3) Other current liabilities decreased primarily due to the $43,647 payment made in February 2022 for our prior year acquisition of 99designs. Refer to Note 7 for additional details.

Other liabilities included the following:

	June 30, 2022	June 30, 2021
Long-term finance lease obligations	$14,699	$18,528
Long-term derivative liabilities (1)	463	41,074
Long-term compensation incentives (2)	19,934	10,298
Other	29,298	26,510
Total other liabilities	$64,394	$96,410
________________________
(1) The decrease in long-term derivative liabilities is due to volatility in interest and currency rates. Refer to Note 4 for additional details about our derivative financial instruments.
(2) Includes cash-based employee bonus incentives, which are variable based on the performance of each individual business and vest over four years.
10. Debt

	June 30, 2022	June 30, 2021
7.0% Senior notes due 2026	$600,000	$600,000
Senior secured credit facility	1,097,302	1,152,021
Other	8,063	12,835
Debt issuance costs and debt premiums (discounts)	(19,417)	(22,450)
Total debt outstanding, net	1,685,948	1,742,406
Less: short-term debt (1)	10,386	9,895
Long-term debt	$1,675,562	$1,732,511
_____________________
(1) Balances as of June 30, 2022 and June 30, 2021 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,498 and $3,435, respectively.
Our various debt arrangements described below contain customary representations, warranties and events of default. As of June 30, 2022, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
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
As of June 30, 2022, we have borrowings under the Restated Credit Agreement of $1,097,302 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of June 30, 2022.
As of June 30, 2022, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 4.98%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of June 30, 2022.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of June 30, 2022, we have not redeemed any of the 2026 Notes.
Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of June 30, 2022 and June 30, 2021, we had $8,063 and $12,835, respectively, outstanding for those obligations that are payable through March 2027.
11. Shareholders' Deficit
Warrants
In conjunction with our issuance of our 12% Senior Secured Notes due 2025 in fiscal year 2020, we also issued 7-year warrants, to purchase 1,055,377 ordinary shares of Cimpress, representing approximately 3.875% of our outstanding diluted ordinary shares. The warrants are accounted for as equity, as they are redeemable only in our own shares, with an exercise price of $60 per share. The warrants may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.
The fair value used for the warrants in this allocation was calculated using the Monte Carlo valuation model. The valuation of the notes and warrants resulted in a carrying value allocated to the warrants of $22,432, which, in addition to be being accounted for as an equity instrument recorded in additional paid in capital, was included as a discount to the 12% Senior Secured Notes. As of June 30, 2022 the warrants remain outstanding.
Share-based awards

On November 25, 2020, our shareholders approved our 2020 Equity Incentive Plan, or the 2020 Plan. Upon approval, we ceased granting any new awards under any of our prior equity plans that had shares available for future grant, consisting of our 2016 Performance Equity Plan, 2011 Equity Incentive Plan, and 2005 Non-Employee Directors' Share Option Plan, and we now grant all equity awards under the 2020 Plan. The maximum number of ordinary shares to be issued under the 2020 Plan is 3,500,000 plus an additional number of ordinary shares equal to the number of PSUs currently outstanding under the 2016 Performance Equity Plan that expire, terminate or are otherwise surrendered, canceled or forfeited. The 2020 Plan allows us to grant share options, share appreciation rights, restricted shares, restricted share units, other share-based awards, and dividend equivalent rights to our employees, officers, non-employee directors, consultants, and advisors.

As noted above, we currently grant equity awards under our 2020 Plan. Our 2016 Performance Equity Plan previously allowed us to grant PSUs to our employees, officers, non-employee directors, consultants, and advisors. The 2011 Equity Incentive Plan previously allowed us to grant share options, share appreciation rights, restricted shares, restricted share units and other awards based on our ordinary shares to our employees, officers, non-employee directors, consultants and advisors. Our 2005 Non-Employee Directors’ Share Option Plan previously allowed us to grant share options to our non-employee directors upon initial appointment as a director and annually thereafter in connection with our annual general meeting of shareholders if they continued to serve as a director at such time.
As of June 30, 2022, 1,480,926 ordinary shares were available for future awards under our 2020 Plan. For PSUs, we assumed that we would issue ordinary shares equal to 250% of the outstanding PSUs, which is the maximum potential share issuance. Treasury shares and newly issued shares have both historically been used in fulfillment of our share-based awards.
Performance share units ("PSUs")
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
A summary of our PSU activity and related information for the fiscal year ended June 30, 2022 is as follows:

	PSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at the beginning of the period	1,158,716	$134.45
Granted	215,899	110.28
Vested and distributed	—	—
Forfeited	(15,373)	134.98
Outstanding at the end of the period	1,359,242	$130.61	$52,875
The weighted average fair value of PSUs granted during the fiscal years ended June 30, 2022, 2021, and 2020 was $110.28, $129.25, and $142.90, respectively. The total intrinsic value of PSUs outstanding at the fiscal years ended June 30, 2022, 2021, and 2020 was $52,875, $125,616, and $78,951, respectively. As of June 30, 2022, the number of shares subject to PSUs included in the table above assumes the issuance of one share for each PSU, but based on actual performance that amount delivered can range from zero shares to a maximum of 3,398,105 shares.
Restricted share units

    The fair value of an RSU award is equal to the fair market value of our ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. RSUs generally vest over 4 years.

A summary of our RSU activity and related information for the fiscal year ended June 30, 2022 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested at the beginning of the period	434,389	$93.54
Granted	771,671	80.26
Vested and distributed	(113,207)	93.92
Forfeited	(54,619)	92.91
Unvested at the end of the period	1,038,234	$83.66	$40,387
The weighted average fair value of RSUs granted during the fiscal years ended June 30, 2022, 2021, and 2020 was $80.26, $93.64, and $46.94, respectively. The total intrinsic value of RSUs vested during the fiscal years ended June 30, 2022, 2021, 2020 was $10,123, $17,231, and $1,905, respectively.
Share options
We have previously granted options to purchase ordinary shares at prices that are at least equal to the fair market value of the shares on the date the option is granted and that generally vest over 4 years with a contractual term of ten years.
The fair value of each option award subject only to service period vesting is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the requisite service period. Use of a valuation model requires management to make certain assumptions with respect to inputs. The expected volatility assumption is based upon historical volatility of our share price. The expected term assumption is based on the contractual and vesting term of the option and historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity equal to the expected life assumed at the grant date. The fair value of share options with a market condition is determined using a lattice model with compensation expense recorded on an accelerated basis over the requisite service period.
We did not grant any share options in fiscal year 2022. A summary of our share option activity and related information for the year ended June 30, 2022 is as follows:

	Shares Pursuant to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at the beginning of the period	5,298	$80.01	3.8
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at the end of the period	5,298	80.01	2.8	$—
Exercisable at the end of the period	5,298	$80.01	2.8	$—
The intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received if all option holders exercised in-the-money options on June 30, 2022. No options were exercised during the fiscal year ended June 30, 2022. The total intrinsic value of options exercised during the fiscal years ended June 30, 2021 and 2020 was $5,460, and $92,582, respectively.
Share-based compensation
Total share-based compensation costs were $49,766, $37,034, and $34,874 for the years ended June 30, 2022, 2021, and 2020, respectively, and we elected to recognize the impact of forfeitures as they occur. Share-based compensation costs capitalized as part of software and website development costs were $1,221, $1,338, and $1,157 for the years ended June 30 2022, 2021, and 2020, respectively. As of June 30, 2022, there was $89,977 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.

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
We expensed $16,157, $12,228, and $10,710 for our government-mandated and defined contribution plans in the years ended June 30, 2022, 2021 and 2020, respectively.
Defined benefit plan
We currently have a defined benefit plan that covers substantially all of our employees in Switzerland. Our Swiss plan is a government-mandated retirement fund with benefits generally earned based on years of service and compensation during active employment; however, the level of benefits varies within the plan. Eligibility is determined in accordance with local statutory requirements. Under this plan, both we and certain of our employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary, and gender. As of June 30 2022 and 2021, the plan had an unfunded net pension obligation of approximately $1,173 and $2,883, respectively, and plan assets which totaled approximately $4,754 and $4,128, respectively. For the years ended June 30, 2022, 2021 and 2020 we recognized expense totaling $537, $667, and $399, respectively, related to our Swiss plan.
13. Income Taxes
The income tax disclosures for the year ended June 30, 2021 have been updated to reflect the prior period revision, as described in Note 2.

The following is a summary of our income (loss) before income taxes by geography:

	Year Ended June 30,
	2022	2021	2020
U.S.	$(7,299)	$2,689	$(58,844)
Non-U.S.	16,630	(66,243)	61,846
Total	$9,331	$(63,554)	$3,003
The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2022	2021	2020
Current:
U.S. Federal	$526	$(93)	$(16,269)
U.S. State	568	546	213
Non-U.S.	36,932	28,205	22,361
Total current	38,026	28,658	6,305
Deferred:
U.S. Federal	(3,566)	(1,573)	12,980
U.S. State	12	(31)	3,213
Non-U.S.	25,429	(8,151)	(103,490)
Total deferred	21,875	(9,755)	(87,297)
Total	$59,901	$18,903	$(80,992)

The following is a reconciliation of the standard U.S. federal statutory tax rate and our effective tax rate:

	Year Ended June 30,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	(11.1)	3.1	(130.1)
Tax rate differential on non-U.S. earnings	97.1	(20.3)	(408.4)
Swiss tax reform	—	—	(3,779.0)
Compensation related items	21.9	0.2	(420.7)
U.S. tax reform	—	—	(372.6)
Goodwill impairment	—	—	759.1
Change in valuation allowance	363.7	(27.2)	1,277.5
Irish foreign tax credit	(46.8)	8.8	262.3
Tax on repatriated earnings	39.2	(3.9)	154.1
Gain/loss on sale of subsidiary	—	—	(189.2)
Notional interest deduction (Italy)	(8.8)	1.4	(47.9)
Patent box (Italy)	(12.0)	—	(24.2)
Tax credits and incentives	(23.7)	4.2	(88.3)
Non-US tax rate changes	57.6	1.2	81.7
Irish tax restructuring	(13.4)	—	—
U.S. global intangible low-taxed income (GILTI)	10.2	(0.3)	—
U.S. foreign-derived intangible income (FDII)	(6.8)	—	—
Net tax (benefit) expense on intellectual property transfer	(10.4)	—	16.4
Tax loss carryforward expirations	4.8	(0.5)	7.4
Business and withholding taxes	5.1	(0.4)	28.7
Uncertain tax positions	35.9	(1.0)	28.8
Nondeductible interest expense	52.7	(18.6)	157.4
Other non-deductible expenses	7.1	0.5	47.5
Tax on unremitted earnings	0.1	(0.9)	31.4
Changes to derivative instruments	73.5	0.1	—
Other	(14.9)	2.9	(109.9)
Effective income tax rate	642.0%	(29.7)%	(2,697.0)%

For the year ended June 30, 2022, our effective tax rate was above our U.S. federal statutory tax rate primarily due to establishing a partial valuation allowance on Swiss deferred tax assets of $29,600 related to Swiss tax reform benefits recognized in fiscal 2020 and Swiss tax loss carryforwards that we no longer expect to fully realize. The jurisdictions that have the most significant impact to our non-U.S. tax provision include Australia, Canada, France, Germany, India, Ireland, Italy, the Netherlands, Spain and Switzerland. The applicable tax rates in these jurisdictions range from 10% to 30%. The total tax rate impact from operating in non-U.S. jurisdictions is included in the line “Tax rate differential on non-U.S. earnings” in the above tax rate reconciliation table.
For the year ended June 30, 2022, our effective tax rate was 642.0% as compared to the prior year effective tax rate of (29.7)%. The increase in our effective tax rate as compared to the prior year is primarily due to the Swiss partial valuation allowance in addition to a less favorable mix of earnings year over year. Our fiscal year 2021 effective tax rate was higher than fiscal year 2020 primarily due to Swiss Tax Reform benefits of $113,482 recognized in the year ended June 30, 2020.
On October 25, 2019, the canton of Zurich enacted tax law changes by publishing the results of its referendum to adopt the Federal Act on Tax Reform and AHV Financing (TRAF), which we refer to as Swiss Tax Reform. Swiss Tax Reform was effective as of January 1, 2020 and included the abolishment of various favorable federal and cantonal tax regimes. Swiss Tax Reform provided transitional relief measures for companies that lost the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. We recognized a tax benefit of

$113,482, gross of $29,600 valuation allowance recorded as of June 30, 2022, to establish Swiss deferred tax assets related to transitional relief measures and to remeasure our existing Swiss deferred tax assets and liabilities. We do not expect to realize the majority of this benefit until fiscal year 2025 through fiscal year 2030. During the year ended June 30, 2022, the Swiss tax reform amortizable goodwill deferred tax asset decreased $4,676 due to currency exchange rate changes and $5,310 due to Cantonal tax rate changes.
Significant components of our deferred income tax assets and liabilities consisted of the following at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Swiss tax reform amortizable goodwill	$123,893	$133,879
Net operating loss carryforwards	71,820	73,574
Leases	24,952	31,363
Depreciation and amortization	3,736	9,136
Accrued expenses	12,244	9,538
Share-based compensation	16,090	11,192
Credit and other carryforwards	47,405	41,222
Derivative financial instruments	—	5,745
Other	1,120	3,661
Subtotal	301,260	319,310
Valuation allowance	(134,660)	(111,476)
Total deferred tax assets	166,600	207,834
Deferred tax liabilities:
Depreciation and amortization	(32,595)	(37,694)
Leases	(21,049)	(24,920)
Investment in flow-through entity	(7,031)	(5,003)
Tax on unremitted earnings	(6,692)	(6,877)
Derivative financial instruments	(19,703)	—
Italy tax suspension reserve	—	(4,528)
Other	(7,584)	(6,627)
Total deferred tax liabilities	(94,654)	(85,649)
Net deferred tax assets	$71,946	$122,185
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The increase in the valuation allowance from the prior year relates primarily to the Swiss partial valuation allowance and losses in certain jurisdictions (mainly Brazil, China, Cyprus, Japan, the Netherlands and the United Kingdom) for which management has determined we cannot recognize the related deferred tax assets. Also, we generated $303 of Irish foreign tax credit carryforwards and increased interest limitation carryforwards of $3,440 in various jurisdictions, neither of which expire, but for which management has determined it is more likely than not that these will not be utilized. Other increases in our valuation allowance include increased U.S. research and development credit carryforwards of $2,469 and U.S. share-based compensation deferred tax assets of $4,225. The increase in valuation allowance was offset by the release of valuation allowances related to tax losses in France and Ireland of $3,313 and $3,331, respectively, which management has determined can be realized; the release of valuation allowances related to derivative financial instruments of $5,745 recorded in accumulated other comprehensive loss on the balance sheet; and a partial release in the U.S. of $4,402 related to acquired deferred tax liabilities.

We have recorded valuation allowances of $27,858, $4,783 and $14,300 against deferred tax assets related to U.S. research and development credits, U.S. capital loss carryforwards, and U.S. share-based compensation, respectively, for which management has determined that it is more likely than not that these will not be realized.

We have not recorded a valuation allowance against deferred tax assets of $10,561 and $102,098 related to Swiss tax losses and the Swiss amortizable goodwill, respectively, as the portions we do expect to realize in the future. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that these benefits in Switzerland will be utilized against future taxable profits within the available carryforward periods. Our assessments are reliant on the attainment of our future operating profit goals. Failure to achieve these operating profit goals may change our assessment of these deferred tax assets, and such change would result in additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends on a quarterly basis.

Based on the weight of available evidence at June 30, 2022, management believes that it is more likely than not that all other net deferred tax assets will be realized in the foreseeable future. We will continue to assess the realization of the deferred tax assets based on operating results on a quarterly basis.

A reconciliation of the beginning and ending amount of the valuation allowance for the year ended June 30, 2022 is as follows:

Balance at June 30, 2021	$111,476
Charges to earnings (1)	33,859
Charges to other accounts (2)	(10,676)
Balance at June 30, 2022	$134,659
_________________
(1) Amount is primarily related to partial Swiss valuation allowance, increased non-U.S. net operating losses, increased U.S. research and development credits and share-based compensation, increased Irish foreign tax credits, increased interest limitation carryforwards and release of valuation allowances in France, Ireland and the U.S.
(2) Amount is primarily related to decreases in deferred tax assets on non-U.S. net operating losses due to currency exchange rate changes and unrealized gains on derivative financial instruments included in Accumulated Other Comprehensive Loss.
As of June 30, 2022, we had gross U.S. federal and apportioned state net operating losses of $3,136 and $22,975, respectively, that expire on various dates from fiscal year 2024 through fiscal year 2040 or with unlimited carryforward. We also had gross non-U.S. net operating loss carryforwards of $477,144, a significant amount of which begin to expire in fiscal year 2024, with the remaining amounts expiring on various dates from fiscal year 2023 through fiscal year 2032 or with unlimited carryforward. In addition, we had $32,767 of tax credit carryforwards primarily related to U.S. federal and state research and development credits, which expire on various dates beginning in fiscal year 2030 or with unlimited carryforward. We also had $22,778, $5,225 and $1,048 of U.S. federal, apportioned state, and non-U.S. capital loss carryforwards, respectively. The U.S. capital losses expire in fiscal years 2025 through 2027 and the non-U.S. capital losses have unlimited carryforward. Lastly, we had $8,332 of Irish foreign tax credits with unlimited carryforward. The benefits of these carryforwards are dependent upon the generation of taxable income in the jurisdictions where they arose.
We consider the following factors, among others, in evaluating our plans for indefinite reinvestment of our subsidiaries’ earnings: (i) the forecasts, budgets and financial requirements of both our parent company and its subsidiaries, both for the long term and for the short term; (ii) the ability of Cimpress plc to fund its operations and obligations with earnings from other businesses within the global group without incurring substantial tax costs; and (iii) the tax consequences of any decision to reinvest earnings of any subsidiary. As of June 30, 2022, no tax provision has been made for $48,966 of undistributed earnings of certain of our subsidiaries as these earnings are considered indefinitely reinvested. If, in the future, we decide to repatriate the undistributed earnings from these subsidiaries in the form of dividends or otherwise, we could be subject to withholding taxes payable in the range of $11,300 to $12,300 at that time. A cumulative deferred tax liability of $6,692 has been recorded attributable to undistributed earnings that we have deemed are not indefinitely reinvested. The remaining undistributed earnings of our subsidiaries are not deemed to be indefinitely reinvested and can be repatriated with no tax cost. Accordingly, there has been no provision for income or withholding taxes on these earnings.
We currently benefit from various income tax holidays in certain jurisdictions. The tax holidays expire on various dates through August 2022. When the tax holidays expire, we will be subject to tax at rates ranging from 15% to 25%. As a result of the tax holidays, our net income was higher by $266 for fiscal year 2022.

A reconciliation of the gross beginning and ending amount of unrecognized tax benefits is as follows:

Balance June 30, 2019	$4,721
Additions based on tax positions related to the current tax year	586
Additions based on tax positions related to prior tax years	769
Reductions based on tax positions related to prior tax years	(102)
Reductions due to audit settlements	(52)
Reductions due to lapse of statute of limitations	(71)
Cumulative translation adjustment	(4)
Balance June 30, 2020	5,847
Additions based on tax positions related to the current tax year	448
Additions based on tax positions related to prior tax years	7,448
Reductions based on tax positions related to prior tax years	(51)
Reductions due to audit settlements	(83)
Reductions due to lapse of statute of limitations	(229)
Cumulative translation adjustment	19
Balance June 30, 2021	13,399
Additions based on tax positions related to the current tax year	448
Additions based on tax positions related to prior tax years	2,958
Reductions based on tax positions related to prior tax years	(23)
Reductions due to audit settlements	(2,958)
Reductions due to lapse of statute of limitations	(799)
Cumulative translation adjustment	(29)
Balance June 30, 2022	$12,996

For the year ended June 30, 2022, the amount of unrecognized tax benefits (exclusive of interest) that, if recognized, would impact the effective tax rate is $7,790. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The accrued interest and penalties recognized as of June 30, 2022, 2021 and 2020 were $1,383, $1,014 and $384, respectively. It is reasonably possible that a further change in unrecognized tax benefits in the range of $320 to $370 may occur within the next twelve months related to the settlement of one or more audits or the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2022 remain open for examination by the United States Internal Revenue Service ("IRS") and the years 2015 through 2022 remain open for examination in the various states and non-US tax jurisdictions in which we file tax returns.

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

14. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the businesses' management team owns a minority portion of the equity, which includes those described below, as well as several immaterial noncontrolling interests. The put options for several of our noncontrolling interests are exercisable in fiscal year 2023. Exercising a put option is at the discretion of each noncontrolling interest holder, which creates uncertainty around the timing of our cash outflow should an option be exercised. As of June 30, 2022, the total estimated redemption value is $103,572 for those noncontrolling interests with exercise windows in fiscal year 2023.
PrintBrothers
Members of the PrintBrothers management team hold minority equity interests ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interests have annual exercise windows for 90% of their minority equity interest to Cimpress in each quarter ending in December. The first window occurred in the second quarter of fiscal 2022 and no options were exercised. The next exercise window, which occurs in the second quarter of fiscal 2023, is based on actual results through June 30, 2022, and the estimated redemption value for the collective noncontrolling interests is $99,724. If the put options are exercised, then Cimpress may redeem the remaining 10% minority equity interest concurrently with the put option exercise or on the first, second, or third anniversary of the put option exercise. Cimpress has call options for the full amount of the minority equity interests with the first exercise window occurring during the second quarter of fiscal year 2027.
During the year ended June 30, 2022, the redemption value of two PrintBrothers businesses increased above their carrying value due to strong financial performance during the current fiscal year as well as the lapping of a period where performance was more severely impacted by the pandemic. The increased redemption value resulted in an adjustment to redeemable noncontrolling interest of $61,691. The offsetting amount was recognized within retained earnings as the redemption values for these noncontrolling interests were below each estimated fair value.
The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable Noncontrolling Interest
Balance as of June 30, 2020	$69,106
Acquisition of noncontrolling interest (1)	4,370
Accretion to redemption value recognized in retained earnings (2)	3,049
Net income attributable to noncontrolling interests	2,772
Distribution to noncontrolling interests (3)	(4,746)
Purchase of noncontrolling interest (4)	(5,063)
Foreign currency translation	1,632
Balance as of June 30, 2021	71,120
Acquisition of noncontrolling interest (1)	4,453
Accretion to redemption value (2)	61,962
Net income attributable to noncontrolling interests	3,761
Distribution to noncontrolling interests (3)	(3,963)
Purchase of noncontrolling interest (4)	(2,165)
Foreign currency translation	(3,685)
Balance as of June 30, 2022	$131,483
_________________
(1) During fiscal year 2021, we acquired the majority equity interest in an immaterial business within our All Other reportable segment. On January 21, 2022, we completed a transaction that resulted in our acquisition of a 75% interest in a company that is included in the PrintBrothers reportable segment. The remaining 25% is considered a redeemable noncontrolling interest which was recognized at fair value as of the acquisition date.

(2) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings or additional paid in capital is the result of the estimated redemption amount being greater than carrying value but less than fair value. Refer above for additional details included above.
(3) Distributions to noncontrolling interests include contractually required profit sharing payments made annually to the minority interest holders in one of the PrintBrothers businesses.
(4) During fiscal year 2021, a PrintBrothers noncontrolling interest holder sold their shares to Cimpress and in fiscal year 2022 the final redemption amount associated with this share purchase was paid.
15. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of June 30, 2022, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
◦YSD is a startup operation that provides end-to-end mass customization solutions to brands and intellectual property owners in China. During the fourth quarter of fiscal 2022, we decided to exit our YSD business, which we expect to complete at the beginning of fiscal 2023.
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
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We have revised our presentation of all prior periods presented to reflect our revised segment reporting, decreasing Vista EBITDA and Central and corporate costs by $7,044, $6,031, and $3,745 for the years ended June 30, 2022, 2021 and 2020, respectively.

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

	Year Ended June 30,
	2022	2021	2020
Revenue:
Vista (1)	$1,514,909	$1,428,255	$1,337,291
PrintBrothers	526,952	421,766	417,921
The Print Group	329,590	275,534	275,214
National Pen	341,832	313,528	299,474
All Other Businesses	205,862	192,038	173,789
Total segment revenue	2,919,145	2,631,121	2,503,689
Inter-segment eliminations (2)	(31,590)	(55,160)	(22,331)
Total consolidated revenue	$2,887,555	$2,575,961	$2,481,358
_____________________
(1) During the first quarter of fiscal year 2022, we identified an immaterial error and revised our previously reported results to decrease Vista segment revenue by $16,552 for the year ended June 30, 2022. Refer to Note 2 for additional details.
(2) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment. The decrease of inter-segment eliminations is the result of significant cross-business transactions during the three and nine months ended June 30, 2022 associated with the fulfillment of masks in response to the pandemic. Demand for this product was far lower in the current periods.

	Year Ended June 30, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$1,031,298	$—	$—	$193,056	$177,868	$1,402,222
Europe	342,816	525,224	322,315	113,820	—	1,304,175
Other	137,425	—	—	20,058	23,675	181,158
Inter-segment	3,370	1,728	7,275	14,898	4,319	31,590
Total segment revenue	1,514,909	526,952	329,590	341,832	205,862	2,919,145
Less: inter-segment elimination	(3,370)	(1,728)	(7,275)	(14,898)	(4,319)	(31,590)
Total external revenue	$1,511,539	$525,224	$322,315	$326,934	$201,543	$2,887,555

	Year Ended June 30, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$955,280	$—	$—	$154,857	$171,398	$1,281,535
Europe	350,270	420,946	258,230	106,004	—	1,135,450
Other	120,367	—	—	20,762	17,847	158,976
Inter-segment	2,338	820	17,304	31,905	2,793	55,160
Total segment revenue	1,428,255	421,766	275,534	313,528	192,038	2,631,121
Less: inter-segment elimination	(2,338)	(820)	(17,304)	(31,905)	(2,793)	(55,160)
Total external revenue	$1,425,917	$420,946	$258,230	$281,623	$189,245	$2,575,961

	Year Ended June 30, 2020
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$928,668	$—	$—	$154,632	$153,795	$1,237,095
Europe	325,239	416,987	269,220	112,046	—	1,123,492
Other	77,204	—	—	24,990	18,577	120,771
Inter-segment	6,180	934	5,994	7,806	1,417	22,331
Total segment revenue	1,337,291	417,921	275,214	299,474	173,789	2,503,689
Less: inter-segment elimination	(6,180)	(934)	(5,994)	(7,806)	(1,417)	(22,331)
Total external revenue	$1,331,111	$416,987	$269,220	$291,668	$172,372	$2,481,358

The following table includes segment EBITDA by reportable segment, total income from operations and total income (loss) before income taxes:

	Year Ended June 30,
	2022	2021	2020
Segment EBITDA:
Vista	$195,321	$318,684	$362,589
PrintBrothers	66,774	43,144	39,373
The Print Group	58,664	43,126	51,606
National Pen	26,845	11,644	7,605
All Other Businesses	23,227	31,707	17,474
Total segment EBITDA	370,831	448,305	478,647
Central and corporate costs	(143,958)	(129,367)	(136,653)
Depreciation and amortization	(175,681)	(173,212)	(167,943)
Proceeds from insurance	—	(122)	—
Earn-out related charges	—	—	54
Certain impairments and other adjustments	9,709	(20,453)	(104,593)
Restructuring-related charges	(13,603)	(1,641)	(13,543)
Total income from operations	47,298	123,510	55,969
Other income (expense), net	61,463	(19,353)	22,874
Interest expense, net	(99,430)	(119,368)	(75,840)
Loss on early extinguishment of debt	—	(48,343)	—
Income (loss) before income taxes	$9,331	$(63,554)	$3,003

	Year Ended June 30,
	2022	2021	2020
Depreciation and amortization:
Vista	$65,489	$58,513	$59,029
PrintBrothers	20,790	22,089	21,010
The Print Group	25,657	27,066	24,769
National Pen	24,261	25,123	23,654
All Other Businesses	18,536	19,811	23,755
Central and corporate costs	20,948	20,610	15,726
Total depreciation and amortization	$175,681	$173,212	$167,943

	Year Ended June 30,
	2022	2021	2020
Purchases of property, plant and equipment:
Vista	$17,198	$12,332	$15,986
PrintBrothers	3,788	3,609	4,315
The Print Group	19,877	11,847	17,136
National Pen	4,332	3,603	5,016
All Other Businesses	7,027	5,466	4,242
Central and corporate costs	1,818	1,667	3,772
Total purchases of property, plant and equipment	$54,040	$38,524	$50,467

	Year Ended June 30,
	2022	2021	2020
Capitalization of software and website development costs:
Vista	$30,994	$28,297	$18,381
PrintBrothers	1,139	1,465	990
The Print Group	2,419	1,603	1,484
National Pen	3,390	3,115	3,290
All Other Businesses	4,097	3,746	3,684
Central and corporate costs	23,258	22,711	16,163
Total capitalization of software and website development costs	$65,297	$60,937	$43,992
Enterprise Wide Disclosures:
    The following tables set forth revenues by geographic area and groups of similar products and services:

	Year Ended June 30,
	2022	2021	2020
United States	$1,092,096	$1,199,436	$1,251,531
Germany (1)	358,384	350,281	351,348
Other (2)	1,437,075	1,026,244	878,479
Total revenue	$2,887,555	$2,575,961	$2,481,358

	Year Ended June 30,
	2022	2021	2020
Physical printed products and other (3)	$2,789,600	$2,477,158	$2,431,367
Digital products/services (4)	97,955	98,803	49,991
Total revenue	$2,887,555	$2,575,961	$2,481,358
__________________
(1) Our revenues within the German market exceeded 10% of our total consolidated revenue. Therefore we have presented Germany as a significant geographic area.
(2) Our other revenue includes Ireland, our country of domicile.
(3) Other revenue includes miscellaneous items which account for less than 1% of revenue.
(4) Digital products/service revenue includes revenue associated with design services includes revenue from our Depositphotos and 99designs businesses since their acquisition dates of October 1, 2021 and October 1, 2020, respectively. Refer to Note 7 for additional details.
The following table sets forth long-lived assets by geographic area:

	June 30, 2022	June 30, 2021
Long-lived assets (1):
United States	$95,589	$107,868
Netherlands	67,240	75,996
Canada	58,498	60,779
Switzerland	72,394	68,880
Italy	48,262	47,776
France	25,383	20,550
Jamaica	18,744	21,298
Australia	17,751	25,417
Japan	11,392	14,891
Other	90,677	96,063
Total	$505,930	$539,518
___________________
(1) Excludes goodwill of $766,600 and $726,979, intangible assets, net of $154,730 and $186,744, deferred tax assets of $113,088 and $149,618, and marketable securities, non-current of zero and $50,713 as of June 30, 2022 and June 30, 2021, respectively.
16. Leases
We lease certain machinery and plant equipment, office space, and production and warehouse facilities under non-cancelable operating leases that expire on various dates through 2037. Our finance leases primarily relate to machinery and plant equipment.
The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2022 and 2021:

Leases	Consolidated Balance Sheet Classification	June 30, 2022	June 30, 2021

Assets:
Operating right-of-use assets	Operating lease assets, net	$80,694	$87,626
Finance right-of-use assets	Property, plant, and equipment, net (1)	19,181	35,384
Total lease assets		$99,875	$123,010
Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$27,706	$26,551
Finance lease liabilities	Other current liabilities (1)	6,684	32,314
Non-current:
Operating lease liabilities	Operating lease liabilities, non-current	57,474	66,222
Finance lease liabilities	Other liabilities	14,699	18,528
Total lease liabilities		$106,563	$143,615
__________________

(1) The decrease in finance lease assets and current liabilities is due primarily to the lease modification described below within the "Purchase and Sale of Leased Facilities" section.
The following table represents the lease expenses for the years ended June 30, 2022 and 2021:

	Year Ended
	June 30, 2022	June 30, 2021
Operating lease expense (1)	$26,975	$36,803
Finance lease expense:
Amortization of finance lease assets	5,892	5,557
Interest on lease liabilities	305	211
Variable lease expense	7,550	7,846
Less: sublease income	(86)	(2,309)
Net operating and finance lease cost	$40,636	$48,108
__________________
(1) The decrease in operating lease expense from fiscal year 2021 to fiscal year 2022 is mainly driven by prior year decisions to exit certain leased facilities as some of our businesses have shifted to a remote-first operating model.
Future minimum lease payments under non-cancelable leases as of June 30, 2022 were as follows:

Payments Due by Period	Operating lease obligations	Finance lease obligations	Total lease obligations
Less than 1 year	$29,361	$6,148	$35,509
2 years	23,698	5,343	29,041
3 years	16,308	4,853	21,161
4 years	8,951	3,424	12,375
5 years	4,703	2,213	6,916
Thereafter	9,301	832	10,133
Total	92,322	22,813	115,135
Less: present value discount	(7,142)	(1,430)	(8,572)
Lease liability	$85,180	$21,383	$106,563
    Other information about leases is as follows:

Lease Term and Discount Rate	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years):
Operating leases	4.32	4.28
Finance leases (1)	3.89	10.71
Weighted-average discount rate:
Operating leases	3.71%	3.17%
Finance leases (1)	2.79%	3.93%
(1) The decrease in finance lease weighted-average remaining lease term and discount rate is due primarily to the lease modification described below within the "Purchase and Sale of Leased Facilities" section.

Our leases have remaining lease terms of 1 year to 15 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

	Year Ended
Supplemental Cash Flow Information	June 30, 2022	June 30, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$26,641	$47,327
Operating cash flows from finance leases	305	211
Financing cash flows from finance leases (1)	37,512	8,001
________________
(1) The current fiscal year financing cash outflows include the payment to purchase the leased facility discussed below.

Purchase and Sale of a Leased Facility
During the second quarter of fiscal year 2022, we paid $27,885 to exercise the purchase option available for one of our leased facilities, resulting in a $23,534 decrease in the current portion of our finance lease obligations. We immediately sold this facility to a separate third party for $23,226.
We previously identified a triggering event for this leased facility in fiscal year 2021 due to a change in our intended use of the right-of-use asset, as we had committed to plans to exit the space and instead market it to be subleased or sold. At that time, we assessed the lease for impairment and performed a discounted cash flow analysis using current market-based rent assumptions, which resulted in an impairment of $7,420 that was recognized in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021. Additionally, we recorded an impairment for abandoned equipment in the amount of $1,680 that was recognized in general and administrative expense for the year ended June 30, 2021.
Due to the fiscal year 2021 impairment charge taken, we recognized a $3,324 gain on the sale of the asset within general and administrative expense on our consolidated statement of operations during the year ended June 30, 2022. For the year ended June 30, 2022, our consolidated statement of cash flows includes a $23,226 cash inflow for the sale of the facility presented as an investing activity as part of proceeds from the sale of assets and a $27,885 cash outflow for the exercise of the purchase option presented as a financing activity as part of payments of finance lease obligations.
Waltham Lease Modification
On January 6, 2021, we modified the lease agreement for our Waltham, Massachusetts office location, which resulted in us retaining a small portion of the previously leased office space in exchange for a reduction to our monthly rent payments for the space we no longer lease and the payment of an early termination fee of $8,761. Due to the partial termination of the lease, we recorded a decrease to the operating lease liabilities of $47,801 to reflect the reduced lease payments, including the termination penalties. We also recorded a decrease to the operating lease asset of $46,645 based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $1,156, recognized in general and administrative expense on the consolidated statement of operations for the year ended June 30, 2021.

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
17. Commitments and Contingencies
Purchase Obligations
At June 30, 2022, we had unrecorded commitments under contract of $310,797, including inventory, third-party fulfillment and digital service purchase commitments of $124,383; third-party cloud services of $113,888; software of $23,650; advertising of $18,112; production and computer equipment purchases of $7,092; professional and consulting fees of $6,372, and other unrecorded purchase commitments of $17,300.

Debt
    The required principal payments due during the next five fiscal years and thereafter under our outstanding long-term debt obligations at June 30, 2022 are as follows:

2023	$13,884
2024	13,448
2025	13,454
2026	11,530
2027	611,166
Thereafter	1,041,883
Total	$1,705,365
Other Obligations
We deferred payments for several of our acquisitions resulting in the recognition of a liability of $8,425 as of June 30, 2022, which primarily relates to a deferred payment for our acquisition of Depositphotos that is payable in October 2022. Refer to Note 7 for additional details.
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

18. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the years ended June 30, 2022, 2021 and 2020, we recognized restructuring charges of $13,603, $1,641, and $13,543, respectively.

Fiscal Year 2022

During the fourth quarter of fiscal year 2022, we made decisions in light of a more uncertain macro economic environment and our focus to improve profitability, which resulted in the prioritization of investments that we expect to have a nearer-term return, and deprioritization of some investments that we expect to have a longer path to returns. This resulted in decisions to reduce costs in certain areas including exiting our operations in Japan and China, while also taking additional headcount actions in our Vista business and in our central technology team. During the year ended June 30, 2022, we recognized restructuring expense related to these actions of $7,492 in our Vista segment, $1,093 in our All Other Businesses reportable segment and $854 in our central and corporate costs. We expect to recognize additional non-cash charges in the first quarter of fiscal year 2023 upon approval and modification to accelerate vest share-based compensation awards.

Additionally, our National Pen business recognized restructuring expense of $4,178 during the year ended June 30, 2022, incurred for both the decision to move its European production operations from Ireland to the Czech Republic and the decision to exit the Japan market. When the Czech move is complete, we anticipate improved speed and delivery cost efficiencies for the business's European customers. We expect to recognize additional charges associated with these actions during the next fiscal year as impacted employees continue to vest in additional termination benefits, but we do not expect those additional costs to be material.

There were also immaterial adjustments to restructuring expense during this fiscal year due to changes in prior period estimates within The Print Group reportable segment.

Fiscal Year 2021

During the year ended June 30, 2021 we recognized restructuring charges of $1,641, primarily due to organizational changes within The Print Group segment totaling $1,966 intended to streamline certain activities. This was partially offset by changes in estimate related to prior period actions of $325. This action was completed during fiscal year 2021.

Fiscal Year 2020

During the year ended June 30, 2020, we recognized restructuring charges of $13,543, consisting of charges of $5,734 within our Vista reportable segment as we evolved our organizational structure, including our reorganization of the technology team. We also recognized $3,532 in charges within our central and corporate costs, due to the coordinated reorganization of technology teams with our Vista business. We also incurred charges of $3,211, $535, and $475 in our National Pen, All Other Businesses and The Print Group reportable segments, respectively, during the year ended June 30, 2020, for various cost reduction measures primarily in response to the pandemic. These restructuring actions were completed during fiscal year 2020.

The following table summarizes the restructuring activity during the years ended June 30, 2022 and 2021.

	Severance and Related Benefits	Other Restructuring Costs	Accrued restructuring liability
Balance as of June 30, 2020	$5,969	$77	$6,046
Restructuring charges	998	643	1,641
Cash payments	(6,565)	—	(6,565)
Non-cash charges (1)	—	(720)	(720)
Balance as of June 30, 2021	402	—	402
Restructuring charges	13,312	291	13,603
Cash payments	(265)	—	(265)
Non-cash charges (1)	—	(291)	(291)
Balance as of June 30, 2022	$13,449	$—	$13,449
________________
(1) During the fiscal year ended June 30, 2022, non-cash restructuring charges primarily include the National Pen segment's write-off of direct mail inventory for the Japan market which has no alternative use. During the fiscal year ended June 30, 2021, non-cash restructuring charges were the write-off of property, plant and equipment, net, which was recognized as part of the actions taken in The Print Group segment.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
    None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2022, as stated in their report included on pages 46-47.
Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information in the sections captioned “Information about our Directors and Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders, which we refer to as our 2022 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and is available on our website at www.cimpress.com. We did not waive any provisions of this code during the fiscal year ended June 30, 2022. If we amend, or grant a waiver under, our code of business conduct and ethics that applies to our principal executive, financial or accounting officers, or persons performing similar functions, we will post information about such amendment or waiver on our website at www.cimpress.com.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information contained in the sections of our 2022 Proxy Statement captioned “Compensation Discussion and Analysis," "Summary Compensation Tables," “Compensation of our Board of Directors" and “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference to the information contained in the sections of our 2022 Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information contained in the sections of our 2022 Proxy Statement captioned “Certain Relationships and Related Transactions” and “Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information contained in the section of our 2022 Proxy Statement captioned “Independent Registered Public Accounting Firm Fees and Other Matters.”

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

10.3*	2011 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.4*	Form of Restricted Share Unit Agreement under our 2011 Equity Incentive Plan is incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020
10.5*	2016 Performance Equity Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2019
10.6*
Form of Performance Share Unit Agreement for employees and executives under our 2016 Performance Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019

10.7*
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

10.9*	2020 Equity Incentive Plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 30, 2020
10.10*	Form of Restricted Share Unit Agreement under our 2020 Equity Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020
10.11*
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

10.14*	Form of Deed of Indemnification between Cimpress plc and each of its directors is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.15*	Form of Deed of Indemnification between Cimpress plc and each executive officer is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.16*
Form of Indemnification Agreement between Cimpress USA Incorporated and each director of Cimpress plc is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020

10.17*	Form of Indemnification Agreement between Cimpress USA Incorporated and each executive officer is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 29, 2020
10.18*
Amended and Restated Executive Retention Agreement dated as of October 23, 2009 between Cimpress plc (as successor to Cimpress N.V.) and Robert Keane is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

10.19*
Form of Executive Retention Agreement between Cimpress plc (as successor to Cimpress N.V.) and each of Sean Quinn and Maarten Wensveen is incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016

10.20 *
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

10.22*
Amendment to Agreement Limiting PSU Awards dated September 28, 2020 between Cimpress plc and Robert Keane is incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 30, 2020

10.23*
Form of Invention and Non-Disclosure Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.24*
Form of Non-Competition and Non-Solicitation Agreement between Cimpress and each of Robert Keane, Sean Quinn, and Maarten Wensveen is incorporated by reference to our Registration Statement on Form S-1, as amended

10.25
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

10.26
Second Amended and Restated Guaranty dated as of July 13, 2017 between Cimpress' subsidiary guarantors named therein as guarantors (the "Subsidiary Guarantors") and the Administrative Agent, which amends and restates the Amended and Restated Guaranty dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

10.27
Amended and Restated Pledge and Security Agreement dated as of July 13, 2017 between certain Borrowers and Subsidiary Guarantors, on one hand, and the Administrative Agent, on the other hand, which amends and restates the Pledge and Security Agreement dated as of February 8, 2013, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 14, 2017

21.1	Subsidiaries of Cimpress plc
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (PCAOB ID 238)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer
101	The following materials from this Annual Report on Form 10-K, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Statements of Shareholder's Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
__________________
*Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 5, 2022                         Cimpress plc

By:	/s/ Robert S. Keane
Robert S. Keane
Founder and Chief Executive Officer
.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert S. Keane	Founder & Chief Executive Officer	August 5, 2022
Robert S. Keane	(Principal executive officer)
/s/ Sean E. Quinn	Chief Financial Officer	August 5, 2022
Sean E. Quinn	(Principal financial and accounting officer)
/s/ Sophie A. Gasperment	Director	August 5, 2022
Sophie A. Gasperment
/s/ Zachary S. Sternberg	Director	August 5, 2022
Zachary S. Sternberg
/s/ Dessislava Temperley	Director	August 5, 2022
Dessislava Temperley
/s/ Scott Vassalluzzo	Director	August 5, 2022
Scott Vassalluzzo