Form 10-Q
period 2022-09-30
CIMPRESS plc
filed 2022-10-27
CIK 1262976

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
As of October 24, 2022, there were 26,232,581 Cimpress plc ordinary shares outstanding.

CIMPRESS PLC
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CIMPRESS PLC
CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share and per share data)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$132,100	$277,053
Marketable securities	101,726	49,952
Accounts receivable, net of allowances of $6,652 and $6,140, respectively	70,533	63,885
Inventory	153,504	126,728
Prepaid expenses and other current assets	121,428	108,697
Total current assets	579,291	626,315
Property, plant and equipment, net	272,625	286,826
Operating lease assets, net	64,389	80,694
Software and website development costs, net	89,661	90,474
Deferred tax assets	114,020	113,088
Goodwill	748,055	766,600
Intangible assets, net	139,864	154,730
Marketable securities, non-current	22,449	—
Other assets	67,693	48,945
Total assets	$2,098,047	$2,167,672
Liabilities, noncontrolling interests and shareholders’ deficit
Current liabilities:
Accounts payable	$285,226	$313,710
Accrued expenses	266,196	253,841
Deferred revenue	54,229	58,861
Short-term debt	9,900	10,386
Operating lease liabilities, current	23,013	27,706
Other current liabilities	33,061	28,035
Total current liabilities	671,625	692,539
Deferred tax liabilities	48,418	41,142
Long-term debt	1,654,529	1,675,562
Operating lease liabilities, non-current	44,783	57,474
Other liabilities	56,443	64,394
Total liabilities	2,475,798	2,531,111
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	129,909	131,483
Shareholders’ deficit:
Preferred shares, nominal value €0.01 per share, 100,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, nominal value €0.01 per share, 100,000,000 shares authorized; 44,196,093 and 44,083,569 shares issued, respectively; 26,224,846 and 26,112,322 shares outstanding, respectively	615	615
Treasury shares, at cost, 17,971,247 shares for both periods presented	(1,363,550)	(1,363,550)
Additional paid-in capital	509,444	501,003
Retained earnings	385,972	414,138
Accumulated other comprehensive loss	(40,141)	(47,128)
Total shareholders' deficit	(507,660)	(494,922)
Total liabilities, noncontrolling interests and shareholders’ deficit	$2,098,047	$2,167,672
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited in thousands, except share and per share data)

	Three Months Ended September 30,
	2022	2021
Revenue	$703,415	$657,599
Cost of revenue (1)	377,735	338,989
Technology and development expense (1)	74,475	67,277
Marketing and selling expense (1)	200,930	174,697
General and administrative expense (1)	54,072	46,548
Amortization of acquired intangible assets	12,350	13,458
Restructuring expense (1)	1,820	(309)
(Loss) income from operations	(17,967)	16,939
Other income, net	27,397	13,170
Interest expense, net	(24,806)	(25,688)
(Loss) income before income taxes	(15,376)	4,421
Income tax expense	9,365	9,381
Net loss	(24,741)	(4,960)
Add: Net (income) attributable to noncontrolling interests	(700)	(1,738)
Net loss attributable to Cimpress plc	$(25,441)	$(6,698)
Basic and diluted net loss per share attributable to Cimpress plc	$(0.97)	$(0.26)
Weighted average shares outstanding — basic and diluted	26,178,818	26,072,249
____________________________________________
(1) Share-based compensation is allocated as follows:

	Three Months Ended September 30,
	2022	2021
Cost of revenue	$193	$116
Technology and development expense	3,041	2,903
Marketing and selling expense	2,459	2,677
General and administrative expense	4,782	5,310
Restructuring expense	156	—

See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited in thousands)

	Three Months Ended September 30,
	2022	2021
Net loss	$(24,741)	$(4,960)
Other comprehensive (loss) income, net of tax:
Foreign currency translation losses, net of hedges	(8,182)	(183)
Net unrealized gains (losses) on derivative instruments designated and qualifying as cash flow hedges	16,760	(1,925)
Amounts reclassified from accumulated other comprehensive loss to net loss on derivative instruments	(2,938)	5,546
Comprehensive loss	(19,101)	(1,522)
Add: Comprehensive loss (income) attributable to noncontrolling interests	647	(881)
Total comprehensive loss attributable to Cimpress plc	$(18,454)	$(2,403)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(unaudited in thousands)

	Ordinary Shares		Deferred Ordinary Shares		Treasury Shares
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance at June 30, 2021	44,080	$615	25	$28	(18,045)	$(1,368,595)	$459,904	$530,159	$(71,482)	$(449,371)
Restricted share units vested, net of shares withheld for taxes	—	—	—	—	54	3,516	(6,095)	—	—	(2,579)
Share-based compensation expense	—	—	—	—	—	—	11,129	—	—	11,129
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(6,698)	—	(6,698)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(7,592)	—	(7,592)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	3,621	3,621
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	674	674
Balance at September 30, 2021	44,080	$615	25	$28	(17,991)	$(1,365,079)	$464,938	$515,869	$(67,187)	$(450,816)

Balance at June 30, 2022	44,084	$615	—	$—	(17,971)	$(1,363,550)	$501,003	$414,138	$(47,128)	$(494,922)
Restricted share units vested, net of shares withheld for taxes	112	—	—	—	—	—	(2,212)	—	—	(2,212)
Share-based compensation expense	—	—	—	—	—	—	10,653	—	—	10,653
Net loss attributable to Cimpress plc	—	—	—	—	—	—	—	(25,441)	—	(25,441)
Redeemable noncontrolling interest accretion to redemption value	—	—	—	—	—	—	—	(2,725)	—	(2,725)
Net unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	—	—	13,822	13,822
Foreign currency translation, net of hedges	—	—	—	—	—	—	—	—	(6,835)	(6,835)
Balance at September 30, 2022	44,196	$615	—	$—	(17,971)	$(1,363,550)	$509,444	$385,972	$(40,141)	$(507,660)
See accompanying notes.

CIMPRESS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(24,741)	$(4,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	40,942	44,432
Share-based compensation expense	10,631	11,006
Deferred taxes	(1,024)	(1,138)
Unrealized gain on derivatives not designated as hedging instruments included in net loss	(14,024)	(16,534)
Effect of exchange rate changes on monetary assets and liabilities denominated in non-functional currency	(749)	174
Other non-cash items	2,158	(471)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(9,460)	(7,149)
Inventory	(36,434)	(11,744)
Prepaid expenses and other assets	3,151	(4,832)
Accounts payable	(12,013)	10,290
Accrued expenses and other liabilities	16,312	17,493
Net cash (used in) provided by operating activities	(25,251)	36,567
Investing activities
Purchases of property, plant and equipment	(11,758)	(8,624)
Capitalization of software and website development costs	(15,330)	(15,639)
Proceeds from the sale of assets	122	1,699
Purchases of marketable securities	(84,030)	—
Proceeds from maturity of held-to-maturity investments	9,953	10,000
Other investing activities	—	(617)
Net cash used in investing activities	(101,043)	(13,181)
Financing activities
Proceeds from borrowings of debt	10,000	—
Payments of debt	(13,256)	(4,111)
Payments of debt issuance costs	(23)	(1,137)
Payments of purchase consideration included in acquisition-date fair value	(225)	—
Payments of withholding taxes in connection with equity awards	(2,212)	(2,579)
Payments of finance lease obligations	(2,412)	(2,526)
Distributions to noncontrolling interests	(3,652)	—
Other financing activities	—	2
Net cash used in financing activities	(11,780)	(10,351)
Effect of exchange rate changes on cash	(6,879)	(2,827)
Net (decrease) increase in cash and cash equivalents	(144,953)	10,208
Cash and cash equivalents at beginning of period	277,053	183,023
Cash and cash equivalents at end of period	$132,100	$193,231

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,060	$14,358
Income taxes	4,257	7,767
Non-cash investing and financing activities
Property and equipment acquired under finance leases	2,412	865
Amounts accrued related to property, plant and equipment	9,500	7,441
Amounts accrued related to capitalized software development costs	213	2,357
Amounts accrued related to business acquisitions	8,463	44,852
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
Revision of Prior Period Financial Statements
Foreign Currency Gains Associated with Intercompany Loan Hedge
During the quarter ended December 31, 2021, we identified an error related to the recognition of foreign currency gains that were included in other income (expense), net within our consolidated statements of operations, associated with a net investment hedge. In May 2021, we designated a €300,000 intercompany loan as a net investment hedge to hedge the risk of changes in the U.S. dollar equivalent value of a portion of our net investment in one of our consolidated subsidiaries that has the Euro as its functional currency. As this hedging instrument was designated as a net investment hedge, all foreign currency gains and losses should be recognized in accumulated other comprehensive loss as part of currency translation adjustment. For the three months ended September 30, 2021, we incorrectly recognized $9,027, respectively, of gains in other income (expense), net. This error overstated other income (expense), net; income (loss) before income taxes; and net income for both periods but did not have an impact on cash provided by operating activities, since it is a non-cash currency item. Included below are the revisions made for each period presented.

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

Marketable Securities
We hold certain investments that are classified as held-to-maturity (HTM) as we have the intent and ability to hold them to their maturity dates. Our policy is to invest in the following permitted classes of assets: overnight money market funds invested in U.S. Treasury securities and U.S. government agency securities, U.S. Treasury securities, specifically U.S. Treasury bills, notes, and bonds, U.S. government agency securities, bank time deposits, commercial paper, corporate notes and bonds, and medium term notes. We generally invest in securities with a maturity of two years or less. As the investments are classified as held-to-maturity they are recorded at amortized cost and interest income is recorded as it is earned within interest expense, net.
We will continue to assess our securities for impairment when the fair value is less than amortized cost to determine if any risk of credit loss exists. As our intent is to hold the securities to maturity, we must assess whether any credit losses related to our investments are recoverable and determine if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We did not record an allowance for credit losses and we recognized no impairments for these marketable securities during the three months ended September 30, 2022 and 2021.
The following is a summary of the net carrying amount, unrealized gains, unrealized losses, and fair value of held-to-maturity securities by type and contractual maturity as of September 30, 2022 and June 30, 2022.

	September 30, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Commercial paper	$50,608	$(261)	$50,347
Corporate debt securities	51,118	(518)	50,600
Total due within one year or less	$101,726	$(779)	$100,947
Due between one and two years:
Corporate debt securities	$13,239	$(271)	$12,968
U.S. government securities	9,210	(124)	9,086
Total held-to-maturity securities	$124,175	$(1,174)	$123,001

	June 30, 2022
	Amortized cost	Unrealized losses	Fair value
Due within one year or less:
Corporate debt securities	$49,952	$(546)	$49,406
Total held-to-maturity securities	$49,952	$(546)	$49,406
Other Income, Net
The following table summarizes the components of other income, net:

	Three Months Ended September 30,
	2022	2021
Gains on derivatives not designated as hedging instruments (1)	$28,645	$13,327
Currency-related (losses) gains, net (2)	(197)	323
Other losses	(1,051)	(480)
Total other income, net	$27,397	$13,170
_____________________
(1) Includes realized and unrealized gains and losses on derivative currency forward and option contracts not designated as hedging instruments,as well as the ineffective portion of certain interest rate swap contracts that were de-designated from hedge accounting in the prior period. For contracts not designated as hedging instruments, we realized gains of $14,621 and losses of $3,672 for the three months ended September 30, 2022 and 2021, respectively. Refer to Note 4 for additional details relating to our derivative contracts.
(2) Currency-related (losses) gains, net primarily relates to significant non-functional currency intercompany financing relationships that we may change at times and are subject to currency exchange rate volatility. In addition, we have a cross-currency swap designated as a cash flow hedge which hedges the remeasurement of an intercompany loan. Refer to Note 4 for additional details relating to this cash flow hedge.

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
The following table sets forth the reconciliation of the weighted-average number of ordinary shares:

	Three Months Ended September 30,
	2022	2021
Weighted average shares outstanding, basic and diluted	26,178,818	26,072,249
Weighted average anti-dilutive shares excluded from diluted net loss per share attributable to Cimpress plc (1)(2)	2,688,813	530,011
___________________
(1) In the periods in which a net loss is recognized, the impact of share options, RSUs and warrants is not included as they are anti-dilutive.
(2) On May 1, 2020, we entered into a financing arrangement with Apollo Global Management, Inc., which included 7-year warrants with a strike price of $60 that have a potentially dilutive impact on our weighted average shares outstanding. For the three months ended September 30, 2022 and 2021, the weighted average anti-dilutive effect of the warrants were 1,055,377 and 409,561 shares, respectively.

Recently Issued or Adopted Accounting Pronouncements

Adopted Accounting Standards

In May 2021, the FASB issued Accounting Standards Update No. 2021-04 "Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" (ASU 2021-04), which provides authoritative guidance for the accounting treatment of contracts in an entity's own equity when calculating earnings per share. We adopted the standard on July 1, 2022. We recognize freestanding equity-classified warrants on our consolidated balance sheet and as the standard is applied prospectively, there was no impact on our consolidated financial statements in the current period.

Issued Accounting Standards to be Adopted

In September 2022, the FASB issued Accounting Standards Update No. 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" (ASU 2022-04), which provides authoritative guidance for expanded disclosure requirements for supply chain finance programs. The standard is effective for us on July 1, 2023, and early adoption is permitted. Cimpress businesses have an active supply chain finance program which will require additional disclosure after adoption of this standard.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$28,209	$—	$28,209	$—
Cross-currency swap contracts	3,448	—	3,448	—
Currency forward contracts	26,995	—	26,995	—
Currency option contracts	19,173	—	19,173	—
Total assets recorded at fair value	$77,825	$—	$77,825	$—

Liabilities
Currency forward contracts	$(1,409)	$—	$(1,409)	$—
Total liabilities recorded at fair value	$(1,409)	$—	$(1,409)	$—

	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap contracts	$14,336	$—	$14,336	$—
Currency forward contracts	20,638	—	20,638	—
Currency option contracts	10,611	—	10,611	—
Total assets recorded at fair value	$45,585	$—	$45,585	$—

Liabilities
Cross-currency swap contracts	$(446)	$—	$(446)	$—
Currency forward contracts	(505)	—	(505)	—
Currency option contracts	(9)	—	(9)	—
Total liabilities recorded at fair value	$(960)	$—	$(960)	$—

During the three months ended September 30, 2022 and year ended June 30, 2022, there were no significant transfers in or out of Level 1, Level 2 and Level 3 classifications.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties' nonperformance risk in the fair value measurement. However, as of September 30, 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

As of September 30, 2022 and June 30, 2022, the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated their estimated fair values. As of September 30, 2022 and June 30, 2022, the carrying value of our debt, excluding debt issuance costs and debt premiums and discounts, was $1,682,977 and $1,705,365, respectively, and the fair value was $1,511,108 and $1,600,627, respectively. Our debt at September 30, 2022 includes variable-rate debt instruments indexed to LIBOR that resets periodically, as well as fixed-rate debt instruments. The estimated fair value of our debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

As of September 30, 2022 and June 30, 2022 our held-to-maturity marketable securities were held at an amortized cost of $124,175 and $49,952, respectively, while the fair value was $123,001 and $49,406, respectively. The securities were valued using quoted prices for identical assets in active markets, which fall into Level 1 under the fair value hierarchy.

The estimated fair value of assets and liabilities disclosed above may not be representative of actual values that could have been or will be realized in the future.
4. Derivative Financial Instruments
We use derivative financial instruments, such as interest rate swap contracts, cross-currency swap contracts, and currency forward and option contracts, to manage interest rate and foreign currency exposures. Derivatives are recorded in the consolidated balance sheets at fair value. If a derivative is designated as a cash flow hedge or net investment hedge, then the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. We have designated one intercompany loan as a net investment hedge, and any unrealized currency gains and losses on the loan are recorded in accumulated other comprehensive loss. Additionally, any ineffectiveness associated with an effective and designated hedge is recognized within accumulated other comprehensive loss.
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
As of September 30, 2022, we estimate that $6,490 will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2023. As of September 30, 2022, we had fourteen effective outstanding interest rate swap contracts indexed to USD LIBOR. These hedges have varying start and maturity dates through April 2028.

Interest rate swap contracts outstanding:	Notional Amounts
Contracts accruing interest as of September 30, 2022	$400,000
Contracts with a future start date	430,000
Total	$830,000

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
Cross-currency swap contracts designated as cash flow hedges are executed to mitigate our currency exposure to the interest receipts as well as the principal remeasurement and repayment associated with certain intercompany loans denominated in a currency other than our reporting currency, the U.S. dollar. As of September 30, 2022, we had one outstanding cross-currency swap contract designated as a cash flow hedge with a total notional amount of $58,478, maturing during June 2024. We entered into the cross-currency swap contract to hedge the risk of changes in one Euro-denominated intercompany loan entered into with one of our consolidated subsidiaries that has the Euro as its functional currency.
Amounts reported in accumulated other comprehensive loss will be reclassified to other income, net as interest payments are accrued or paid and upon remeasuring the intercompany loan. As of September 30, 2022, we estimate that $2,132 of income will be reclassified from accumulated other comprehensive loss to interest expense, net during the twelve months ending September 30, 2023.
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
In April 2022 we early terminated all of our currency forward contracts designated as net investment hedges, and as of September 30, 2022 we had no currency forward contracts designated as net investment hedges. We have one intercompany loan designated as a net investment hedge with a total notional amount of $364,524 that matures in May 2028.
We have elected to not apply hedge accounting for all other currency forward and option contracts. During the three months ended September 30, 2022 and 2021, we experienced volatility within other income, net, in our consolidated statements of operations from unrealized gains and losses on the mark-to-market of outstanding currency forward and option contracts. We expect this volatility to continue in future periods for contracts for which we do not apply hedge accounting. Additionally, since our hedging objectives may be targeted at non-GAAP financial metrics that exclude non-cash items such as depreciation and amortization, we may experience increased, not decreased, volatility in our GAAP results as a result of our currency hedging program.
As of September 30, 2022, we had the following outstanding currency derivative contracts that were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions or balances denominated in Australian Dollar, British Pound, Canadian Dollar, Danish Krone, Euro, Indian Rupee, Japanese Yen, Mexican Peso, New Zealand Dollar, Norwegian Krone, Philippine Peso, Swiss Franc and Swedish Krona:

Notional Amount	Effective Date	Maturity Date	Number of Instruments	Index
$675,605	December 2020 through September 2022	Various dates through September 2024	559	Various

Financial Instrument Presentation
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2022 and June 30, 2022. Our derivative asset and liability balances fluctuate with interest rate and currency exchange rate volatility.

	September 30, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other assets	$28,209	$—	$28,209	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	3,448	—	3,448	Other liabilities	—	—	—
Total derivatives designated as hedging instruments		$31,657	$—	$31,657		$—	$—	$—

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$35,378	$(8,383)	$26,995	Other current liabilities / other liabilities	$(1,435)	$26	$(1,409)
Currency option contracts	Other current assets / other assets	19,173	—	19,173	Other liabilities	—	—	—
Total derivatives not designated as hedging instruments		$54,551	$(8,383)	$46,168		$(1,435)	$26	$(1,409)

	June 30, 2022
	Asset Derivatives				Liability Derivatives
	Balance Sheet line item	Gross amounts of recognized assets	Gross amount offset in Consolidated Balance Sheet	Net amount	Balance Sheet line item	Gross amounts of recognized liabilities	Gross amount offset in Consolidated Balance Sheet	Net amount
Derivatives designated as hedging instruments
Derivatives in cash flow hedging relationships
Interest rate swaps	Other current assets / other assets	$14,336	$—	$14,336	Other current liabilities / other liabilities	$—	$—	$—
Cross-currency swaps	Other assets	—	—	—	Other liabilities	(446)	—	$(446)
Total derivatives designated as hedging instruments		$14,336	$—	$14,336		$(446)	$—	$(446)

Derivatives not designated as hedging instruments
Currency forward contracts	Other current assets / other assets	$24,440	$(3,802)	$20,638	Other current liabilities / other liabilities	$(505)	$—	$(505)
Currency option contracts	Other current assets / other assets	10,612	(1)	10,611	Other current liabilities / other liabilities	(9)	—	(9)
Total derivatives not designated as hedging instruments		$35,052	$(3,803)	$31,249		$(514)	$—	$(514)

The following table presents the effect of our derivative financial instruments designated as hedging instruments and their classification within comprehensive loss for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$12,954	$519
Cross-currency swaps	3,806	(2,444)
Derivatives in net investment hedging relationships
Intercompany loan	12,951	9,027
Currency forward contracts	—	3,492
Total	$29,711	$10,594

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2022 and 2021:

	Amount of Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income		Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2022	2021
Derivatives in cash flow hedging relationships
Interest rate swaps	$397	$2,497	Interest expense, net
Cross-currency swaps	(3,742)	3,987	Other income, net
Total before income tax	(3,345)	6,484	(Loss) income before income taxes
Income tax	407	(938)	Income tax expense
Total	$(2,938)	$5,546

The following table presents the adjustment to fair value recorded within the consolidated statements of operations for the three months ended September 30, 2022 and 2021 for derivative instruments for which we did not elect hedge accounting and de-designated derivative financial instruments that did not qualify as hedging instruments.

			Affected line item in the Statement of Operations
	Three Months Ended September 30,
	2022	2021
Currency contracts	$28,645	$12,863	Other income, net
Interest rate swaps	—	464	Other income, net
Total	$28,645	$13,327

5. Accumulated Other Comprehensive Loss
The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component, net of tax of $5,506 for the three months ended September 30, 2022:

	Gains on cash flow hedges (1)	Losses on pension benefit obligation	Translation adjustments, net of hedges (2)	Total
Balance as of June 30, 2022	$5,179	$(86)	$(52,221)	$(47,128)
Other comprehensive income (loss) before reclassifications	16,760	—	(6,835)	9,925
Amounts reclassified from accumulated other comprehensive loss to net loss	(2,938)	—	—	(2,938)
Net current period other comprehensive income (loss)	13,822	—	(6,835)	6,987
Balance as of September 30, 2022	$19,001	$(86)	$(59,056)	$(40,141)
________________________
(1) Gains on cash flow hedges include our interest rate swap and cross-currency swap contracts designated in cash flow hedging relationships.
(2) As of September 30, 2022 and June 30, 2022, the translation adjustment is inclusive of both the unrealized and realized effects of our net investment hedges. Gains on currency forward and swap contracts, net of tax, of $15,079 have been included in accumulated other comprehensive loss as of September 30, 2022 and June 30, 2022. Intercompany loan hedge gains of $76,073 and $56,743, net of tax, have been included in accumulated other comprehensive loss as of September 30, 2022 and June 30, 2022, respectively.

6. Goodwill
The carrying amount of goodwill by reportable segment as of September 30, 2022 and June 30, 2022 was as follows:

	Vista	PrintBrothers	The Print Group	All Other Businesses	Total
Balance as of June 30, 2022	$291,498	$130,828	$143,969	$200,305	$766,600
Adjustments	—	—	—	225	225
Effect of currency translation adjustments (1)	(2,836)	(7,430)	(8,504)	—	(18,770)
Balance as of September 30, 2022	$288,662	$123,398	$135,465	$200,530	$748,055
________________________
(1) Related to goodwill held by subsidiaries whose functional currency is not the U.S. dollar.

7. Other Balance Sheet Components
Accrued expenses included the following:

	September 30, 2022	June 30, 2022
Compensation costs	$69,156	$78,521
Income and indirect taxes	45,696	41,886
Advertising costs	26,534	25,925
Shipping costs	12,200	10,228
Third party manufacturing and digital content costs	16,290	15,790
Variable compensation incentives (1)	7,978	—
Sales returns	6,793	6,286
Purchases of property, plant and equipment	1,445	642
Professional fees	3,712	2,394
Interest payable (2)	13,076	2,477
Other	63,316	69,692
Total accrued expenses	$266,196	$253,841
______________________
(1) Includes cash-based employee bonus incentives, which are variable based on the performance of individual businesses and vest over four years.
(2) The increase in interest payable as of September 30, 2022, is due to the interest on our 2026 Notes being payable semi-annually on June 15 and December 15 of each year. Refer to Note 8 for further detail.

Other current liabilities included the following:

	September 30, 2022	June 30, 2022
Current portion of finance lease obligations	$6,452	$6,684
Short-term derivative liabilities (1)	9,713	4,299
Other	16,896	17,052
Total other current liabilities	$33,061	$28,035
________________________
(1) The increase in short-term derivative liabilities is due to volatility in interest and foreign currency rates. Refer to Note 4 for additional details.

Other liabilities included the following:

	September 30, 2022	June 30, 2022
Long-term finance lease obligations	$14,669	$14,699
Long-term derivative liabilities	104	463
Long-term compensation incentives (1)	14,583	19,934
Other	27,087	29,298
Total other liabilities	$56,443	$64,394
________________________
(1) Includes cash-based employee bonus incentives, which are variable based on the performance of each individual business and vest over four years.

8. Debt

	September 30, 2022	June 30, 2022
7.0% Senior Notes due 2026	$600,000	$600,000
Senior secured credit facility	1,076,279	1,097,302
Other	6,698	8,063
Debt issuance costs and debt premiums (discounts)	(18,548)	(19,417)
Total debt outstanding, net	1,664,429	1,685,948
Less: short-term debt (1)	9,900	10,386
Long-term debt	$1,654,529	$1,675,562
_____________________
(1) Balances as of September 30, 2022 and June 30, 2022 are inclusive of short-term debt issuance costs, debt premiums and discounts of $3,498 for both periods presented.
Our various debt arrangements described below contain customary representations, warranties and events of default. As of September 30, 2022, we were in compliance with all covenants in our debt contracts, including those under our amended and restated senior secured credit agreement ("Restated Credit Agreement") and the indenture governing our 2026 Notes (as defined below).
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
As of September 30, 2022, we have borrowings under the Restated Credit Agreement of $1,076,279 consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. We have no outstanding borrowings under our Revolving Credit Facility as of September 30, 2022.
As of September 30, 2022, the weighted-average interest rate on outstanding borrowings under the Restated Credit Agreement was 5.80%, inclusive of interest rate swap rates. We are also required to pay a commitment fee for our Revolving Credit Facility on unused balances of 0.35% to 0.45% depending on our First Lien Leverage Ratio. We have pledged the assets and/or share capital of a number of our subsidiaries as collateral for our debt as of September 30, 2022.
Senior Unsecured Notes
We have issued $600,000 in aggregate principal of 7.0% Senior Notes due 2026 (the "2026 Notes"), which are unsecured. We can redeem some or all of the 2026 Notes at the redemption prices specified in the indenture that governs the 2026 Notes, plus accrued and unpaid interest to, but not including, the redemption date. As of September 30, 2022, we have not redeemed any of the 2026 Notes.

Other Debt
Other debt consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2022 and June 30, 2022, we had $6,698 and $8,063, respectively, outstanding for those obligations that are payable through March 2027.
9. Income Taxes
Our income tax expense was $9,365 and $9,381 for the three months ended September 30, 2022 and 2021, respectively. The decreased tax expense is due to decreased profits, offset by a higher forecasted effective tax rate. Excluding the effect of discrete tax adjustments, our estimated annual effective tax rate is higher for fiscal 2023 as compared to fiscal 2022 primarily due to decreased forecasted profits. Our effective tax rate continues to be negatively impacted by losses in certain jurisdictions where we are unable to recognize a tax benefit in the current period.

As of September 30, 2022 we had unrecognized tax benefits of $14,468, including accrued interest and penalties of $1,500. We recognize interest and, if applicable, penalties related to unrecognized tax benefits in the provision for income taxes. If recognized, $7,620 of unrecognized tax benefits would reduce our tax expense. It is reasonably possible that a reduction in unrecognized tax benefits may occur within the next twelve months in the range of $360 to $410 related to the lapse of applicable statutes of limitations. We believe we have appropriately provided for all tax uncertainties.

We conduct business in a number of tax jurisdictions and, as such, are required to file income tax returns in multiple jurisdictions globally. The years 2016 through 2022 remain open for examination by the U.S. Internal Revenue Service and the years 2015 through 2022 remain open for examination in the various states and non-U.S. tax jurisdictions in which we file tax returns. We believe that our income tax reserves are adequately maintained taking into consideration both the technical merits of our tax return positions and ongoing developments in our income tax audits. However, the final determination of our tax return positions, if audited, is uncertain, and there is a possibility that final resolution of these matters could have a material impact on our results of operations or cash flows.

We have not recorded a valuation allowance against deferred tax assets of $15,060 and $99,924 related to Swiss tax losses and the Swiss amortizable goodwill, respectively, as we expect to realize these assets in the future. Management believes there is sufficient positive evidence in the form of historical and future projected profitability to conclude that it is more likely than not that these benefits in Switzerland will be utilized against future taxable profits within the available carryforward periods. Our assessments are reliant on the attainment of our forecasted operating profits. Failure to achieve these forecasted operating profits may change our assessment of these deferred tax assets, and such change would result in additional valuation allowance and an increase in income tax expense to be recorded in the period of the change in assessment. We will continue to review our forecasts and profitability trends relevant to these Swiss deferred tax assets on a quarterly basis.

10. Noncontrolling Interests
Redeemable Noncontrolling Interests
For some of our subsidiaries, we own a controlling equity stake, and a third party or key members of the business management team owns a minority portion of the equity, which includes those described below. The put options for several of our noncontrolling interests are exercisable in fiscal year 2023. Exercising a put option is at the discretion of each noncontrolling interest holder, which creates uncertainty around the timing of our cash outflow should an option be exercised. As of September 30, 2022, the total estimated redemption value is $88,991 for those noncontrolling interests with put option windows that are exercisable in fiscal year 2023, of which $4,726 has already been exercised in the second quarter of fiscal 2023. The remaining equity interests are exercisable through November 30, 2022.
PrintBrothers
Members of the PrintBrothers management team hold minority equity interests ranging from 11% to 12% in each of the three businesses within the segment. The put options associated with the redeemable noncontrolling interests have annual exercise windows for 90% of their minority equity interest to Cimpress in each quarter ending in December. For the exercise window occurring in the second quarter of fiscal 2023, the estimated redemption value for the portion of the put options that could be exercised is $84,266 and is based on actual results through June 30, 2022. If the put options are exercised, then Cimpress may redeem the remaining 10% of these holders' minority equity interests concurrently with the put option exercise or on the first, second, or third anniversary of the put option exercise. Cimpress has call options for the full amount of the minority equity interests with the first exercise window occurring during the second quarter of fiscal year 2027.
During the three months ended September 30, 2022, the redemption value of a PrintBrothers business increased above its carrying value due to continued strong performance. The increased redemption value resulted in an adjustment to redeemable noncontrolling interest of $2,075. The offsetting amount was recognized within retained earnings as the redemption values for this noncontrolling interest was below the estimated fair value.
The following table presents the reconciliation of changes in our redeemable noncontrolling interests:

Redeemable Noncontrolling Interest
Balance as of June 30, 2022	$131,483
Accretion to redemption value (1)	2,725
Net income attributable to noncontrolling interests	700
Distributions to noncontrolling interests (2)	(3,652)
Foreign currency translation	(1,347)
Balance as of September 30, 2022	$129,909
_________________
(1) Accretion of redeemable noncontrolling interests to redemption value recognized in retained earnings or additional paid in capital is the result of the estimated redemption amount being greater than carrying value but less than fair value. Refer above for additional details.
(2) Distributions to noncontrolling interests include contractually required profit sharing payments made annually to the minority interest holders in one of the PrintBrothers businesses.
11. Segment Information
Our operating segments are based upon the manner in which our operations are managed and the availability of separate financial information reported internally to the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”) for purposes of making decisions about how to allocate resources and assess performance.
As of September 30, 2022, we have numerous operating segments under our management reporting structure which are reported in the following five reportable segments:
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
•All Other Businesses - Includes two businesses grouped together based on materiality. In addition to BuildASign, which is a larger and profitable business, the All Other Businesses reportable segment consists of another, smaller business that we continue to manage at a relatively modest operating loss and a recently acquired company that provides production expertise and sells into a growing product category.
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
During the fourth quarter of fiscal 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We revised our presentation of the prior period presented to reflect our updated segment reporting, which decreased both Vista segment EBITDA and Central and corporate costs by $1,119 for the three months ended September 30, 2021.
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

	Three Months Ended September 30,
	2022	2021
Revenue:
Vista	$369,369	$349,480
PrintBrothers	132,699	125,357
The Print Group	76,823	72,820
National Pen	81,666	69,264
All Other Businesses	51,827	47,871
Total segment revenue	712,384	664,792
Inter-segment eliminations (1)	(8,969)	(7,193)
Total consolidated revenue	$703,415	$657,599
_____________________
(1) Refer to the "Revenue by Geographic Region" tables below for detail of the inter-segment revenue within each respective segment.

	Three Months Ended September 30, 2022
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$266,486	$—	$—	$49,447	$43,292	$359,225
Europe	70,496	132,382	74,991	24,945	—	302,814
Other	31,877	—	—	2,552	6,947	41,376
Inter-segment	510	317	1,832	4,722	1,588	8,969
Total segment revenue	369,369	132,699	76,823	81,666	51,827	712,384
Less: inter-segment elimination	(510)	(317)	(1,832)	(4,722)	(1,588)	(8,969)
Total external revenue	$368,859	$132,382	$74,991	$76,944	$50,239	$703,415

	Three Months Ended September 30, 2021
	Vista	PrintBrothers	The Print Group	National Pen	All Other	Total
Revenue by Geographic Region:
North America	$244,449	$—	$—	$41,038	$41,308	$326,795
Europe	71,533	125,128	71,155	20,851	—	288,667
Other	32,796	—	—	3,533	5,808	42,137
Inter-segment	702	229	1,665	3,842	755	7,193
Total segment revenue	349,480	125,357	72,820	69,264	47,871	664,792
Less: inter-segment elimination	(702)	(229)	(1,665)	(3,842)	(755)	(7,193)
Total external revenue	$348,778	$125,128	$71,155	$65,422	$47,116	$657,599

The following table includes segment EBITDA by reportable segment, total income from operations and total income (loss) before income taxes:

	Three Months Ended September 30,
	2022	2021
Segment EBITDA:
Vista	$30,737	$66,920
PrintBrothers	14,991	16,283
The Print Group	12,220	14,389
National Pen	(1,297)	(8,048)
All Other Businesses	6,178	4,891
Total segment EBITDA	62,829	94,435
Central and corporate costs	(34,578)	(34,153)
Depreciation and amortization	(40,942)	(44,432)
Certain impairments and other adjustments	(3,456)	780
Restructuring-related charges	(1,820)	309
Total (loss) income from operations	(17,967)	16,939
Other income, net	27,397	13,170
Interest expense, net	(24,806)	(25,688)
(Loss) income before income taxes	$(15,376)	$4,421

	Three Months Ended September 30,
	2022	2021
Depreciation and amortization:
Vista	$14,670	$16,403
PrintBrothers	4,773	5,234
The Print Group	5,862	6,584
National Pen	5,891	5,908
All Other Businesses	4,516	5,042
Central and corporate costs	5,230	5,261
Total depreciation and amortization	$40,942	$44,432

	Three Months Ended September 30,
	2022	2021
Purchases of property, plant and equipment:
Vista	$3,124	$2,478
PrintBrothers	708	1,512
The Print Group	4,819	1,428
National Pen	1,601	1,188
All Other Businesses	1,068	1,515
Central and corporate costs	438	503
Total purchases of property, plant and equipment	$11,758	$8,624

	Three Months Ended September 30,
	2022	2021
Capitalization of software and website development costs:
Vista	$6,635	$7,572
PrintBrothers	389	232
The Print Group	490	426
National Pen	588	678
All Other Businesses	924	1,184
Central and corporate costs	6,304	5,547
Total capitalization of software and website development costs	$15,330	$15,639
The following table sets forth long-lived assets by geographic area:

	September 30, 2022	June 30, 2022
Long-lived assets (1):
United States	$90,481	$95,589
Switzerland	71,901	72,394
Netherlands	69,353	67,240
Canada	57,730	58,498
Italy	45,239	48,262
France	23,431	25,383
Jamaica	18,341	18,744
Australia	17,838	17,751
Japan	10,489	11,392
Other	88,406	90,677
Total	$493,209	$505,930
___________________
(1) Excludes goodwill of $748,055 and $766,600, intangible assets, net of $139,864 and $154,730, deferred tax assets of $114,020 and $113,088, and marketable securities, non-current of $22,449 and zero as of September 30, 2022 and June 30, 2022, respectively.

12. Commitments and Contingencies
Purchase Obligations
At September 30, 2022, we had unrecorded commitments under contract of $251,011, including inventory, third-party fulfillment and digital service purchase commitments of $86,678; third-party cloud services of $80,997; software of $42,238; advertising of $15,181; production and computer equipment purchases of $5,952; professional and consulting fees of $5,019, and other unrecorded purchase commitments of $14,946.
Other Obligations
We deferred payments for several of our acquisitions, resulting in the recognition of a liability of $8,463 as of September 30, 2022, which primarily relates to a deferred payment for our acquisition of Depositphotos that is payable in October 2022, subject to any outstanding indemnification claims.
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
13. Restructuring Charges

Restructuring costs include one-time employee termination benefits, acceleration of share-based compensation, write-off of assets and other related costs including third-party professional and outplacement services. During the three months ended September 30, 2022, we recognized restructuring charges of $1,820. We recognized restructuring expense related to prior quarter actions of $1,456 in our Vista business, $209 in our National Pen business and $155 in our Central and corporate costs.

The following table summarizes the restructuring activity during the three months ended September 30, 2022.

	Severance and Related Benefits	Other Restructuring Costs	Accrued restructuring liability
Balance as of June 30, 2022	$13,449	$—	$13,449
Restructuring charges	1,032	788	1,820
Cash payments	(7,931)	—	(7,931)
Non-cash charges (1)	(156)	(788)	(944)
Foreign currency translation	(419)	—	(419)
Balance as of September 30, 2022	$5,975	$—	$5,975
________________
(1) During the three months ended September 30, 2022, non-cash restructuring charges primarily include the Vista segment's write-off of inventory for the Japan market which has no alternative use, the write-off of equipment from National Pen's ongoing move of its European production operations from Ireland to the Czech Republic, and share-based compensation expense upon modification to accelerate the vesting of share-based compensation awards for the actions taken in the fourth quarter of fiscal year 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our statements about the anticipated growth and development of our businesses and financial results, the persistence of higher costs and supply chain disruptions and the expected impacts of those costs and disruptions on our business; the planned divestiture of our business in China; the expected impacts of our mass customization platform; our competitive advantages; the expected effects of our advertising spend; sufficiency of our liquidity position; legal proceedings; and sufficiency of our tax reserves. Without limiting the foregoing, the words “may,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “designed,” “potential,” “continue,” “target,” “seek” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us up to, and including the date of this document, and we disclaim any obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various important factors, including but not limited to flaws in the assumptions and judgments upon which our forecasts and estimates are based; the development, severity, and duration of supply chain constraints, inflation, and the ongoing COVID-19 pandemic; our inability to mitigate increases in our costs by increasing our prices and taking other measures; our inability to make the investments that we plan to make or the failure of those investments to achieve the results we expect; our failure to execute on the transformation of the Vista business; loss or unavailability of key personnel or our inability to recruit talented personnel to drive performance of our businesses; the failure of businesses we acquire or invest in to perform as expected; our failure to develop and deploy our mass customization platform or the failure of the platform to drive the efficiencies and competitive advantages we expect; the anticipated exercise of the PrintBrothers put options; unanticipated changes in our markets, customers, or businesses; changes in the laws and regulations, or in the interpretation of laws and regulations, that affect our businesses; our failure to manage the growth and complexity of our business and expand our operations; our failure to maintain compliance with the covenants in our debt documents or to pay our debts when due; competitive pressures; general economic conditions, including the possibility of an economic downturn in some or all of our markets; and other factors described in this Report and the documents that we periodically file with the SEC.
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
As of September 30, 2022, we have numerous operating segments under our management reporting structure that are reported in the following five reportable segments: Vista, PrintBrothers, The Print Group, National Pen, and All Other Businesses. Refer to Note 11 in our accompanying consolidated financial statements for additional information relating to our reportable segments and our segment financial measures.
Our businesses continue to experience supply chain challenges including rising input costs and some areas of disruption. Each of our reportable segments has seen material cost increases of product substrates like paper, production materials like aluminum plates, freight and shipping charges, energy costs and higher compensation costs due to inflationary pressures and a more competitive labor market. We believe our scale-based shared strategic capabilities and supplier relationships provide competitive advantages for our businesses to weather these challenges. Through data capabilities, our businesses are regularly testing new pricing approaches, and in all businesses there have been pricing increases that are partially offsetting the increased costs.
Financial Summary
The primary financial metric by which we set quarterly and annual budgets both for individual businesses and Cimpress wide is our adjusted free cash flow before cash interest expense; however, in evaluating the financial condition and operating performance of our business, management considers a number of metrics including revenue growth, organic constant-currency revenue growth, operating income, adjusted EBITDA, cash flow from operations and adjusted free cash flow. Reconciliations of our non-GAAP financial measures are included within the

"Consolidated Results of Operations" and "Additional Non-GAAP Financial Measures" sections of Management's Discussion and Analysis. A summary of these key financial metrics for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 follows:
•Revenue increased by 7% to $703.4 million.
•Constant-currency revenue increased by 15% and by 14% when excluding the revenue of acquired companies for the first twelve months after acquisition (both non-GAAP financial measures).
•Operating income decreased by $34.9 million to an operating loss of $18.0 million.
•Adjusted EBITDA (a non-GAAP financial measure) decreased by $22.0 million to $45.6 million.
•Diluted net loss per share attributable to Cimpress plc increased to $(0.97) from $(0.26) in the comparative period.
•Cash provided by operating activities decreased by $61.8 million to an outflow of $(25.3) million.
•Adjusted free cash flow (a non-GAAP financial measure) decreased by $64.6 million to a use of cash of $(52.3) million.
For the first quarter of fiscal year 2023, the increase in reported revenue was primarily due to growth across all businesses and markets through increased pricing and customer demand. Reported revenue slightly benefited from our recent acquisitions, with the majority of the additional revenue attributable to Depositphotos, which was acquired on October 1, 2021 and is included in our Vista business. Pricing changes made during the past year improved our revenue on a year-over-year basis, as these actions were one tool we used to mitigate inflationary cost pressures that have arisen from ongoing supply chain challenges. Currency exchange fluctuations had a significant negative effect on revenue during the current quarter.
For the three months ended September 30, 2022, the decrease in operating income was primarily due to increased investments in our Vista business. These investments include the impact of hiring in Vista throughout fiscal year 2022, as well as increased advertising spend driven by mid- and upper-funnel advertising. Inflationary pressures on input costs and wages were significantly offset by actions taken to pass these increases to customers in the form of increased pricing. We also recognized an increase in restructuring charges of $2.1 million, which were partially offset by savings from the related actions taken in our Vista business in the fourth quarter of fiscal year 2022.
Adjusted EBITDA decreased year over year, primarily for the same reasons operating income decreased. Adjusted EBITDA excludes restructuring charges, share-based compensation expense, certain impairments, and non-cash gains on the sale of assets, and includes the realized gains or losses on our currency derivatives intended to hedge adjusted EBITDA. The net year-over-year impact of currency on consolidated adjusted EBITDA was a benefit of approximately $7.9 million.
Diluted net loss per share attributable to Cimpress plc increased for three months ended September 30, 2022 primarily for the same reasons operating income decreased, partially offset by unrealized currency gains caused by exchange rate volatility.
Cash from operations decreased $61.8 million year over year due to the decrease in operating income described above, as well as decreased working capital cash flows of $42.5 million, largely driven by higher inventory levels as our businesses increased raw materials on hand to minimize availability risk during our seasonally significant second quarter and thereafter.
Adjusted free cash flow decreased by $64.6 million, due to the operating cash flow decrease described above, as well as a $3.1 million increase in capital expenditures.

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
Total revenue and revenue growth by reportable segment for the three months ended September 30, 2022 and 2021 are shown in the following table:

In thousands	Three Months Ended September 30,			Currency Impact:	Constant- Currency	Impact of Acquisitions/Divestitures:	Constant- Currency Revenue Growth
	2022	2021	% Change	(Favorable)/Unfavorable	Revenue Growth (1)	(Favorable)/Unfavorable	Excluding Acquisitions/Divestitures (2)
Vista	$369,369	$349,480	6%	4%	10%	(2)%	8%
PrintBrothers	132,699	125,357	6%	17%	23%	(1)%	22%
The Print Group	76,823	72,820	6%	18%	24%	—%	24%
National Pen	81,666	69,264	18%	6%	24%	—%	24%
All Other Businesses	51,827	47,871	8%	—%	8%	—%	8%
Inter-segment eliminations	(8,969)	(7,193)
Total revenue	$703,415	$657,599	7%	8%	15%	(1)%	14%
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

In thousands	Three Months Ended September 30,
	2022	2021
Cost of revenue	$377,735	$338,989
% of revenue	53.7%	51.5%
For the three months ended September 30, 2022, cost of revenue increased by $38.7 million as compared to the prior period, primarily due to demand-dependent cost of goods sold, including third-party fulfillment, material and shipping costs. We've continued to experience impacts from global supply chain challenges that resulted in increased costs for product substrates like paper, production materials like aluminum plates, freight and shipping charges, and energy costs. Compensation costs are also higher due to the combination of a more competitive labor market and the inflationary environment in many jurisdictions where we operate. The overall impact of increased costs, net of pricing increases and manufacturing efficiencies, had varying impacts on our businesses during the three months ended September 30, 2022. We expect higher input costs and supply constraints to persist, although we are unable to predict for how long. We believe we are advantaged in this environment versus smaller competitors because our scale provides us with a stronger supplier negotiation position for both costs and availability of supply.

Consolidated Operating Expenses
The following table summarizes our comparative operating expenses for the following periods:

In thousands	Three Months Ended September 30,
	2022	2021
Technology and development expense	$74,475	$67,277
% of revenue	10.6%	10.2%
Marketing and selling expense	$200,930	$174,697
% of revenue	28.6%	26.6%
General and administrative expense	$54,072	$46,548
% of revenue	7.7%	7.1%
Amortization of acquired intangible assets	$12,350	$13,458
% of revenue	1.8%	2.0%
Restructuring expense (1)	$1,820	$(309)
% of revenue	0.3%	0.0%
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
Technology and development expenses increased by $7.2 million for the three months ended September 30, 2022, as compared to the prior year. This increase is primarily driven by $4.4 million of higher compensation costs primarily due to increases from our inflation-adjusted annual merit cycle and market adjustments. Other operating costs increased due to higher customer demand, as well as increased travel and training costs. These increases were partially offset by cost savings resulting from restructuring actions that reduced headcount in the fourth quarter of fiscal year 2022.
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
For the three months ended September 30, 2022, marketing and selling expenses increased $26.2 million as compared to the prior year. The largest increase in marketing and selling expenses was in our Vista business, which had increased advertising costs of $20.0 million and increased internal marketing and customer service costs of $4.9 million. The increases to Vista spend were primarily driven by higher mid- and upper-funnel advertising and year-over-year growth in headcount for areas such as user experience, design, brand and data and analytics. Marketing and selling expense also increased across each of our other reportable segments for the three months ended September 30, 2022, primarily due to higher customer demand.
General and administrative expense
General and administrative expense consists primarily of transaction costs, including third-party professional fees, insurance and payroll and related expenses of employees involved in executive management, finance, legal, strategy, human resources and procurement.
For the three months ended September 30, 2022, general and administrative expenses increased by $7.5 million as compared to the prior year, partly due to $2.4 million of expense related to the termination of one of our leased office locations as we continue to optimize our office footprint with many of our team members operating under a remote-first model. There were also increases of $1.7 million to compensation costs from the impacts of our inflation-adjusted annual merit cycle and higher headcount year over year. Other cost increases included higher travel and training costs.
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
The following table summarizes the components of other income, net:

In thousands	Three Months Ended September 30,
	2022	2021
Gains on derivatives not designated as hedging instruments	$28,645	$13,327
Currency-related (losses) gains, net	(197)	323
Other losses	(1,051)	(480)
Total other income, net	$27,397	$13,170
The increase in other income, net was primarily due to the currency exchange rate volatility impacting our derivatives that are not designated as hedging instruments, of which our Euro and British Pound contracts are the most significant exposures that we economically hedge. We expect volatility to continue in future periods, as we do not apply hedge accounting for most of our derivative currency contracts.
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
Interest expense, net decreased by $0.9 million during the three months ended September 30, 2022, as compared to the prior year period, primarily due to an increase in interest income earned on our cash and marketable securities that more than offset the increase to interest expense that was driven by higher interest rates.
Income tax expense

In thousands	Three Months Ended September 30,
	2022	2021
Income tax expense	$9,365	$9,381
Effective tax rate	(60.9)%	212.2%

Income tax expense for the three months ended September 30, 2022 decreased versus the prior comparative period due to decreased profits.

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
Vista
During the fourth quarter of fiscal year 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business and reportable segment. These include certain third-party costs that are variable in nature and the cost variability is primarily driven by decisions or volumes in the Vista business. We revised our presentation of all prior periods presented to reflect our updated segment reporting, which decreased both Vista segment EBITDA and Central and corporate costs by $1.1 million for the three months ended September 30, 2021.

In thousands	Three Months Ended September 30,
	2022	2021	2022 vs. 2021
Reported Revenue	$369,369	$349,480	6%
Segment EBITDA	30,737	66,920	(54)%
% of revenue	8%	19%

Segment Revenue
Vista's reported revenue growth for the three months ended September 30, 2022 was negatively affected by a currency impact of 4%. Vista's organic constant-currency revenue growth was 8% when excluding the benefit from the recent acquisition of Depositphotos. Constant-currency growth remained strong throughout the quarter in Europe, and in North America, revenue growth was soft in July but accelerated to double-digit growth in August and September, largely driven by the compounding benefits of our new platform and year-over-year pricing increases. From a product perspective, the strongest growth was in the categories of promotional products, apparel, and gifts (PPAG), marketing materials, signage and business cards. Revenue growth was negatively impacted by a decline in face mask sales of $5.0 million year over year.
Segment Profitability
For the three months ended September 30, 2022, segment EBITDA declined by $36.2 million. The decrease to segment EBITDA continues to be driven by the impact of higher investment levels. Gross profit declined slightly year-over-year as higher revenue, including from price increases, was more than offset by cost inflation and negative currency impacts; however, gross profit increased when excluding the year-over-year currency impact. Vista's advertising expense increased by $20.0 million, driven by higher mid- and upper-funnel advertising which we are testing in certain markets as we believe it may improve awareness and consideration with customers and prospects, as well as reduce our reliance on paid search advertising.
There were also increased operating expenses of $13.2 million, driven mainly by $7.3 million of higher organic compensation costs related primarily to growth investments including the hiring of talent, especially in user experience, design, product management, and data and analytics, as well as the impacts of inflation-adjusted merit increases effective July 1, 2022, that were larger than recent years. These organic investments are in support of Vista's multi-year transformation journey to become the expert design and marketing partner to the world's small businesses. This year-over-year increase in compensation costs was smaller than for the fourth quarter of fiscal year 2022 as we significantly curtailed additional hiring in the current quarter. The increased expense from investment in headcount was partially offset by the benefit of recent restructuring actions.
Increased investment in our acquired VistaCreate (Depositphotos) business also negatively impacted Vista's segment EBITDA results by approximately $2.1 million.

PrintBrothers

In thousands	Three Months Ended September 30,
	2022	2021	2022 vs. 2021
Reported Revenue	$132,699	$125,357	6%
Segment EBITDA	14,991	16,283	(8)%
% of revenue	11%	13%
Segment Revenue
PrintBrothers' reported revenue growth for the three months ended September 30, 2022 was negatively affected by a currency impact of 17%, resulting in a constant-currency revenue growth of 23%. This strong growth was driven by the recent introduction of new products, growth in order volumes and price increases implemented to address inflationary cost increases.
Segment Profitability
PrintBrothers' segment EBITDA during the three months ended September 30, 2022, as compared to the prior period, decreased due to year-over-year currency fluctuations that had a negative impact of $2.1 million. Despite a challenging supply chain and inflationary environment, segment EBITDA grew year-over-year when excluding the impact of currency, driven by the constant-currency revenue growth described above. We continue to invest in key areas within these businesses to exploit scale advantages and improve their cost competitiveness. These businesses also continue to adopt technologies that are part of our mass customization platform, which we believe will further improve customer value and the efficiency of each business over the long term.
The Print Group

In thousands	Three Months Ended September 30,
	2022	2021	2022 vs. 2021
Reported Revenue	$76,823	$72,820	6%
Segment EBITDA	12,220	14,389	(15)%
% of revenue	16%	20%
Segment Revenue
The Print Group's reported revenue for the three months ended September 30, 2022 was negatively affected by a currency impact of 18%, resulting in an increase to revenue on a constant-currency basis of 24%. Constant-currency revenue growth was driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth from several core product categories and more recently introduced products.
Segment Profitability
The decrease in The Print Group's segment EBITDA during the three months ended September 30, 2022, as compared to the prior year, was driven by negative impacts from year-over-year currency fluctuations of $2.1 million. Excluding the impact of currency, segment EBITDA was flat year-over-year as the benefits from the revenue growth described above were largely offset by cost increases that included higher input costs driven by ongoing supply chain disruptions and higher energy costs.
National Pen

In thousands	Three Months Ended September 30,
	2022	2021	2022 vs. 2021
Reported Revenue	$81,666	$69,264	18%
Segment EBITDA	(1,297)	(8,048)	(84)%
% of revenue	(2)%	(12)%

Segment Revenue
For the three months ended September 30, 2022, National Pen's revenue growth was negatively affected by currency impacts of 6%, resulting in constant-currency revenue growth of 24%. Direct marketing, e-commerce, and direct sales channels continued to collectively drive the revenue growth. Growth across these channels was driven by price increases that have been implemented over the past year to address inflationary cost increases, as well as volume growth in core writing instruments. The year-over-year decline in face mask sales impacted National Pen's revenue by approximately $4.0 million, which was partially offset by a change in customer terms that positively impacted the timing of revenue recognition by $2.2 million.
Segment Profitability
The increase in National Pen's segment EBITDA for the three months ended September 30, 2022 was driven by the combination of strong revenue growth, gross margin expansion, a timing-related decrease in advertising as a percent of revenue, limited operating expense growth, and savings from the recent decision to shut down its operations in Japan.

All Other Businesses

In thousands	Three Months Ended September 30,
	2022	2021	2022 vs. 2021
Reported Revenue	$51,827	$47,871	8%
Segment EBITDA	6,178	4,891	26%
% of revenue	12%	10%
This segment consists of BuildASign, which is a larger and profitable business, and Printi, an early-stage business that we have managed at a relatively modest operating loss as previously described and planned.
Segment Revenue
All Other Businesses' constant-currency revenue growth was 8% during the three months ended September 30, 2022. BuildASign's signage products grew at double-digit rates, with a modest decline in home decor products. Printi delivered strong revenue growth in the first quarter of fiscal year 2023 across product lines and channels.
Segment Profitability
The increase in segment EBITDA for the three months ended September 30, 2022 was due to higher revenue and increased marketing efficiencies at both businesses. As Printi grows, it continues to increase gross margins and contribution margins, driving closer to delivering a positive contribution to segment EBITDA.
During the fourth quarter of fiscal year 2022, we decided to divest our small, loss-making business in China (YSD), which is reported as part of this segment. We expect this divestiture to be completed during the second quarter of the current fiscal year. Our loss was lower this quarter due to the decreased operating expenses as we prepared to divest the business.
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
During the fourth quarter of fiscal year 2022, we revised our internal reporting to reallocate certain third-party technology costs that were previously held within our Central and corporate costs to our Vista business. We have revised our presentation of all prior periods presented to reflect our revised segment reporting. Refer to Note 11 in our accompanying consolidated financial statements for additional details.
Central and corporate costs increased by $0.4 million during the three months ended September 30, 2022, as compared to the prior period, due to compensation increases as a result of our inflation-adjusted annual merit cycle, hiring in our mass customization platform, and volume-related increases to central operating costs. Partially offsetting the compensation increases were savings from actions taken in the fourth quarter of fiscal 2022 to reduce headcount. In addition, unallocated share-based compensation was lower versus the prior year, due in part because we granted RSUs and share options instead of PSUs in the current quarter.
Liquidity and Capital Resources
Consolidated Statements of Cash Flows Data

In thousands	Three Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(25,251)	$36,567
Net cash used in investing activities	(101,043)	(13,181)
Net cash used in financing activities	(11,780)	(10,351)
The cash flows during the three months ended September 30, 2022 related primarily to the following items:
Cash inflows:
•Adjustments for non-cash items of $37.9 million primarily related to adjustments for depreciation and amortization of $40.9 million and share-based compensation costs of $10.6 million, which were partially offset by negative adjustments for unrealized currency-related gains of $14.8 million, and deferred taxes of $1.0 million
•Cash proceeds from derivative contracts of $14.6 million, which includes $7.8 million from the early termination of certain contracts
•Proceeds from the maturity of held-to-maturity securities of $10.0 million
Cash outflows:
•Net loss of $24.7 million
•Purchase of held-to-maturity securities for $84.0 million
•Total net working capital impacts of $38.4 million were a use of cash. The majority of this change in net working capital is impacted by increases to inventory that is held to mitigate the risk of supply availability due to ongoing supply chain disruptions
•Internal and external costs of $15.3 million for software and website development that we have capitalized
•Capital expenditures of $11.8 million of which the majority related to the purchase of manufacturing and automation equipment for our production facilities
•$3.7 million of distributions to noncontrolling interest holders
•Repayments of debt, net of proceeds from debt, for $3.3 million
•Payments for finance lease arrangements of $2.4 million
•Payment of withholding taxes in connection with share awards of $2.2 million
Additional Liquidity and Capital Resources Information. At September 30, 2022, we had $132.1 million of cash and cash equivalents, $124.2 million of marketable securities and $1,683.0 million of debt, excluding debt issuance costs and debt premiums and discounts. During the three months ended September 30, 2022, we financed our operations and strategic investments through internally generated cash flows from operations and cash on hand. We expect to finance our future operations through our cash, investments, operating cash flow and borrowings under our debt arrangements.
Noncontrolling Interests. The put options for several of our noncontrolling interests are exercisable during the first half of fiscal year 2023. Exercising a put option is at the discretion of each noncontrolling interest holder, which creates uncertainty around the timing of our cash outflow should an option be exercised. The total estimated redemption value for these noncontrolling interests' put options as of September 30, 2022 is $89.0 million, of which $4.7 million has already been exercised in the second quarter of fiscal 2023. Refer to Note 10 in our accompanying consolidated financial statements for additional details.
Indefinitely Reinvested Earnings. As of September 30, 2022, a portion of our cash and cash equivalents were held by our subsidiaries, and undistributed earnings of our subsidiaries that are considered to be indefinitely reinvested were $49.7 million. We do not intend to repatriate these funds as the cash and cash equivalent balances are generally used and available, without legal restrictions, to fund ordinary business operations and investments of the respective subsidiaries. If there is a change in the future, the repatriation of undistributed earnings from certain subsidiaries, in the form of dividends or otherwise, could have tax consequences that could result in material cash outflows.
Contractual Obligations
Contractual obligations at September 30, 2022 are as follows:

In thousands	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases, net of subleases (1)	$67,132	$23,189	$27,070	$8,142	$8,731
Purchase commitments	251,010	137,201	99,476	14,333	—
Senior unsecured notes and interest payments	768,000	42,000	84,000	642,000	—
Senior secured credit facility and interest payments (2)	1,410,602	71,425	144,679	137,085	1,057,413
Other debt	6,698	2,499	3,867	332	—
Finance leases, net of subleases (1)	15,070	5,490	7,321	2,168	91
Other	8,463	8,463	—	—	—
Total (3)	$2,526,975	$290,267	$366,413	$804,060	$1,066,235
___________________
(1) Operating and finance lease payments above include only amounts which are fixed under lease agreements. Our leases may also incur variable expenses which are not reflected in the contractual obligations above.
(2) Senior secured credit facility and interest payments include the effects of interest rate swaps, whether they are expected to be payments or receipts of cash.
(3) We may be required to make cash outlays related to our uncertain tax positions. However, due to the uncertainty of the timing of future cash flows associated with our uncertain tax positions, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, uncertain tax positions of $9.1 million as of September 30, 2022 have been excluded from the contractual obligations table above. See Note 9 in our accompanying consolidated financial statements for further information on uncertain tax positions.
Operating Leases. We rent office space under operating leases expiring on various dates through 2037. The terms of certain lease agreements require security deposits in the form of bank guarantees and letters of credit, with $1.7 million in the aggregate outstanding as of September 30, 2022.
Purchase Commitments. At September 30, 2022, we had unrecorded commitments under contract of $251.0 million. Purchase commitments consisted of inventory, third-party fulfillment and digital service purchase commitments of $86.7 million; third-party cloud services of $81.0 million; advertising of $15.2 million; software of $42.2 million; commitments for professional and consulting fees of $5.0 million; production and computer equipment purchases of $6.0 million; and other unrecorded purchase commitments of $14.9 million.
Senior Secured Credit Facility and Interest Payments. As of September 30, 2022, we have borrowings under our Restated Credit Agreement of $1,076.3 million consisting of the Term Loan B, which amortizes over the loan period, with a final maturity date of May 17, 2028. Our $250.0 million revolver under our Restated Credit

Agreement has $243.8 million unused as of September 30, 2022. There are no drawn amounts on the revolver, but our outstanding letters of credit reduce our unused balance. Our unused balance can be drawn at any time so long as we are in compliance with our debt covenants, and any amounts drawn under the revolver will be due on May 17, 2026. Interest payable included in the above table is based on the interest rate as of June 30, 2022 and assumes all LIBOR-based revolving loan amounts outstanding will not be paid until maturity but that the term loan amortization payments will be made according to our defined schedule.
Senior Unsecured Notes and Interest Payments. Our $600.0 million of 2026 Notes bear interest at a rate of 7.0% per annum and mature on June 15, 2026. Interest on the notes is payable semi-annually on June 15 and December 15 of each year and has been included in the table above.
Debt Covenants. The Restated Credit Agreement and the indenture that governs our 7.0% Senior Notes due 2026 contain covenants that restrict or limit certain activities and transactions by Cimpress and our subsidiaries. As of September 30, 2022, we were in compliance with all covenants under our Restated Credit Agreement and the indenture governing our 2026 Notes. Refer to Note 8 in our accompanying consolidated financial statements for additional information.
Other Debt. In addition, we have other debt which consists primarily of term loans acquired through our various acquisitions or used to fund certain capital investments. As of September 30, 2022, we had $6.7 million outstanding for those obligations that have repayments due on various dates through March 2027.
Finance Leases. We lease certain machinery and plant equipment under finance lease agreements that expire at various dates through 2028. The aggregate carrying value of the leased equipment under finance leases included in property, plant and equipment, net in our consolidated balance sheet at September 30, 2022 is $19.3 million, net of accumulated depreciation of $38.2 million. The present value of lease installments not yet due included in other current liabilities and other liabilities in our consolidated balance sheet at September 30, 2022 amounts to $21.1 million.
Other Obligations. Other obligations consist of deferred payments relating to previous acquisitions, including the deferred payment relating to our Depositphotos acquisition that is payable in October 2022, subject to any outstanding indemnification claims.
Additional Non-GAAP Financial Measures
Adjusted EBITDA and adjusted free cash flow presented below, and constant-currency revenue growth and constant-currency revenue growth excluding acquisitions/divestitures presented in the consolidated results of operations section above, are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. Adjusted EBITDA is defined as GAAP operating income plus depreciation and amortization plus share-based compensation expense plus proceeds from insurance plus earn-out related charges plus certain impairments plus restructuring related charges plus realized gains or losses on currency derivatives less gain on purchase or sale of subsidiaries.
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
The table below sets forth operating income and adjusted EBITDA for the three months ended September 30, 2022 and 2021:

In thousands	Three Months Ended September 30,
	2022	2021
GAAP operating (loss) income	$(17,967)	$16,939
Exclude expense (benefit) impact of:
Depreciation and amortization	40,942	44,432
Share-based compensation expense	10,475	11,006
Certain impairments and other adjustments	3,456	(780)
Restructuring-related charges	1,820	(309)
Realized gains (losses) on currency derivatives not included in operating (loss) income (1)	6,869	(3,672)
Adjusted EBITDA	$45,595	$67,616
_________________
(1) These realized gains (losses) include only the impacts of certain currency derivative contracts that are intended to hedge our exposure to foreign currencies for which we do not apply hedge accounting. See Note 4 in our accompanying consolidated financial statements for further information.

The table below sets forth net cash provided by operating activities and adjusted free cash flow for the three months ended September 30, 2022 and 2021:

In thousands	Three Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities (1)	$(25,251)	$36,567
Purchases of property, plant and equipment	(11,758)	(8,624)
Purchases of intangible assets not related to acquisitions	—	—
Capitalization of software and website development costs	(15,330)	(15,639)
Adjusted free cash flow	$(52,339)	$12,304
_________________
(1) The decrease of net cash provided by operating activities was driven by the decrease in operating income as described earlier in this section, as well as unfavorable changes in working capital due largely to increased inventory levels intended to mitigate supply chain risks during our seasonally significant second quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to interest rate risk relates primarily to our cash, cash equivalents and debt.
As of September 30, 2022, our cash and cash equivalents consisted of standard depository accounts which are held for working capital purposes, money market funds, and marketable securities with an original maturity of less than 90 days. We do not believe we have a material exposure to interest rate fluctuations related to our cash and cash equivalents.
As of September 30, 2022, we had $1,076 million of variable-rate debt. As a result, we have exposure to market risk for changes in interest rates related to these obligations. In order to mitigate our exposure to interest rate changes related to our variable rate debt, we execute interest rate swap contracts to fix the interest rate on a portion of our outstanding or forecasted long-term debt with varying maturities. As of September 30, 2022, a hypothetical 100 basis point increase in rates, inclusive of our outstanding interest rate swaps that are accruing interest as of September 30, 2022, would result in a $7.0 million impact to interest expense over the next 12 months.
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
In addition, we elect to execute currency derivatives contracts that do not qualify for hedge accounting. As a result, we may experience volatility in our consolidated statements of operations due to (i) the impact of unrealized gains and losses reported in other income, net, on the mark-to-market of outstanding contracts and (ii) realized gains and losses recognized in other income, net, whereas the offsetting economic gains and losses are reported in the line item of the underlying activity, for example, revenue.
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
•Remeasurement of monetary assets and liabilities: Transaction gains and losses generated from remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of a subsidiary are included in other income, net, on the consolidated statements of operations. Certain of our subsidiaries hold intercompany loans denominated in a currency other than their functional currency. Due to the significance of these balances, the revaluation of intercompany loans can have a material impact on other income, net. We expect these impacts may be volatile in the future, although our largest intercompany loans do not have a U.S. dollar cash impact for the consolidated group because they are either 1) U.S. dollar loans or 2) we elect to hedge certain non-U.S. dollar loans with cross-currency swaps and forward contracts. A hypothetical 10% change in currency exchange rates was applied to total net monetary assets denominated in currencies other than the functional currencies at the balance sheet dates to compute the impact these changes would have had on our income before taxes in the near term. The balances are inclusive of the notional value of any cross-currency swaps designated as cash flow hedges. A hypothetical decrease in exchange rates of 10% against the functional currency of our subsidiaries would have resulted in a change of $6.6 million on our loss before income taxes for the three months ended September 30, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors we disclosed in our Form 10-K for the fiscal year ended June 30, 2022.
Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description
10.1	Form of Non-Qualified Share Option Agreement under our 2020 Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 27, 2022                         Cimpress plc

By:	/s/ Sean E. Quinn
Sean E. Quinn
Chief Financial Officer
(Principal Financial and Accounting Officer)